Form 10QSB
period 2001-09-30
NEW ENGLAND ACQUISITIONS INC
filed 2001-11-13
CIK 1142790

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


          Quarterly Report Under Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                For the Quarterly Period Ended September 30, 2001

                        Commission File Number 333-63432

                         NEW ENGLAND ACQUISITIONS, INC.
          (Exact name of small business issuer as specified in charter)

            FLORIDA                                     65-1102237
 (State of either jurisdiction of           (IRS Employer Identification No.)
   incorporation or organization)


                         5 RIDGE ROAD, COS COB, CT 06807
                    (Address of principal executive offices)

                                  203-622-1848
                           (Issuer's telephone number)


     -----------------------------------------------------------------------
   (Former name, address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes    No X
           ---   ---


The number of shares of the registrant's only class of common stock outstanding on November 13, 2001 was 3,000,000.

Transitional Small Business Disclosure format (check one):

        Yes    No X
           ---   ---

                          PART I FINANCIAL INFORMATION

   Item 1.- Financial Statements

                         NEW ENGLAND ACQUISITIONS, INC.
                        (A Development Stage Enterprise)

                                 BALANCE SHEETS


                                                               April 30, 2001   September 30, 2001
                                                               --------------       (Unaudited)
                                                                                    -----------
                ASSETS
CURRENT ASSETS

 Cash                                                                       $200           $200
                                                                            ----           ----

                                 Total Current Assets                        200            200

OTHER ASSETS

  Deferred Registration Costs                                                  -         $7,230
                                                                            ----         ------
                                                                            $200         $7,430
                                                                            ====         ======
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Due to principal stockholder                                                 -         $7,230
                                                                            ----         ------

                                   Total Current Liabilities                   -          7,230

STOCKHOLDERS' EQUITY
Common stock, authorized 150,000,000 shares;
$.00001 par value; issued and
outstanding 3,000,000 shares at
April 30, 2001 and September 30, 2001                                       $200            200
                                                                            ----            ---
                                                                            $200         $7,430
                                                                            ====         ======

                  See accompanying note to financial statements

                         NEW ENGLAND ACQUISITIONS, INC.
                        (A Development Stage Enterprise)

                        STATEMENT OF STOCKHOLDERS' EQUITY
        PERIOD APRIL 18, 2001 (DATE OF INCEPTION) TO APRIL 30, 2001 AND
                               SEPTEMBER 30, 2001


                                                          COMMON STOCK

                                         Number              Amount              Total
                                         ------              ------              -----
COMMON STOCK TRANSACTIONS
  Sale of shares of common stock
   to organizing shareholders at
   $.00001 per share                    3,000,000             $200                $200
                                        =========             ====                ====


                  See accompanying note to financial statements

                          NOTE TO FINANCIAL STATEMENTS

In the opinion of the Company, the accompanying unaudited condensed financial statements include all adjustments (consisting only of normal recurring accruals), which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosure, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed and omitted. It is suggested that these condensed financial statements be read in conjunction with the Company's recently filed registration statement, as amended, on Form SB-2 under the Securities Act of 1933 for the period April 18, 2001 (inception) to August 31, 2001. The Company has had no operations since inception nor has it sold any securities since the registration statement became effective.

ITEM 2.        MANAGEMENT'S PLAN OF OPERATION

The following should be read in conjunction with our financial statements and the related note that appear elsewhere in this Quarterly Report.. The discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

We have not had any revenues since inception. Our sole objective is to acquire an operating business.

Our ability to continue as a going concern is dependent upon, among other things, the completion of our offering of common stock. In view of the limited amount of funds available to us at least until an acquisition is consummated, we may exhaust our limited financial resources before locating an acquisition candidate.

All of our working capital needs subsequent to this offering will be attributable to the identification, evaluation and selection of a suitable acquisition candidate and the structuring, negotiation and consummation of an acquisition. Operations related to these activities may be hampered by our limited resources.

We do not expect to purchase or sell any significant equipment, engage in product research or development and do not expect any significant changes in the number of our employees.

                            PART II OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)     Exhibits

         3.01(a)      Articles of Incorporation.*

         3.01(b)      Form of Articles of Amendment to Articles of
                      Incorporation.**

         3.03         Bylaws.*

         4.01         Form of Specimen Stock Certificate for the Registrant's
                      Common Stock. **

         10.01 Escrow Agreement of August 3, 2001 between the Registrant and Patriot National Bank.**

* Filed as part of registration statement on Form SB-2, File No. 333-63432 and hereby incorporated by reference.

**      Filed as part of Amendment No. 1 to registration statement on Form SB-2 and hereby incorporated by reference.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



        New England Acquisitions, Inc.


        By: /s/ Gary Cella
        Name: Gary Cella
        Title: Chief Executive Officer and Chief Financial Officer November 13, 2001