Form 10QSB
period 2001-12-31
NEW ENGLAND ACQUISITIONS INC
filed 2002-02-13
CIK 1142790

United States
                      Securities and Exchange Commission
                           Washington, D.C. 20549

                                Form 10-QSB


                  Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

              For the Quarterly Period Ended December 31, 2001

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

                           Yes __X__  No  ____

The number of shares of the registrant's only class of common stock outstanding on February 12, 2002 was 3,007,500.

Transitional Small Business Disclosure format (check one):

                          Yes_____     No_X___




PART I   FINANCIAL INFORMATION

   Item 1.- Financial Statements



                                NEW ENGLAND ACQUISITIONS, INC.
                               (A DEVELOPMENT STAGE ENTERPRISE)

                                         BALANCE SHEET
                                          (Unaudited)

                                                       April 30,      December 31,
                                                          2001            2001

CURRENT ASSETS
   Cash                                                   $200          $   200

        Total Current Assets                               200              200

OTHER ASSETS
   Restricted cash                                           -           15,000

                                                          $200          $15,200

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Due to principal stockholder                              -          $ 7,730

        Total Current Liabilities                            -            7,730

STOCKHOLDERS' EQUITY
   Common stock authorized 150,000,000
     shares; $0.00001 par value; issued
     and outstanding 3,000,000 shares
     at April 30, 2001 and 3,007,500
     at December 31, 2001                                  200               30
   Additional contributed capital                            -            7,940
   Deficit accumulated during Development Stage              -             (500)
        Total Stockholders' Equity                         200            7,470

                                                          $200          $15,200

See accompanying notes to financial statements.


                                NEW ENGLAND ACQUISITIONS, INC.
                              (A DEVELOPMENT STAGE ENTERPRISE)

                                STATEMENT OF STOCKHOLDERS' EQUITY
                 For the Period April 18, 2001 (Inception) to December 31, 2001
                                         (Unaudited)

                                     Common Stock             Contributed             Accumulated
                                  Number      Amount            Capital                 Deficit             Total

Issuance of shares to
offices and directors
at .001 per share               200,000        $200                     -                    -            $   200

Effect of 15 to 1
 stock split and
 change of par
 value to $.00001
 per share                    2,800,000        (170)               $  170                    -                  -

Sale of 7,500
 shares at $2.00
 per share                        7,500           -                15,000                    -             15,000

Cost of registration                  -           -                (7,230)                   -             (7,230)

Net loss for period                   -           -                     -                $(500)              (500)
Balance
 Dec. 31, 2001                3,007,500        $ 30               $ 7,940                $(500)            $ 7470


See accompanying notes to financial statements.



                                NEW ENGLAND ACQUISITIONS, INC.
                               (A DEVELOPMENT STAGE ENTERPRISE)

                                   STATEMENT OF OPERATIONS
               For the Period Inception (April 18, 2001) to December 31, 2001
                                         (Unaudited)


GENERAL AND ADMINISTRATIVE EXPENSES
   Professional fees                       $500
                                            ---
                                            500
                                            ---
   Net Loss For the Period                 $500
                                            ===
   Net Loss Per Share                      $  -
                                            ---
 Weighted average number of common
       Shares                         2,239,475
                                      =========

See accompanying notes to financial statements.



                                NEW ENGLAND ACQUISITIONS, INC.
                               (A DEVELOPMENT STAGE ENTERPRISE)

                                   STATEMENT OF CASH FLOWS
               For the Period April 18, 2001 (Inception) to December 31, 2001
                                        (Unaudited)


CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss for period                                $  (500)
   Adjustments to reconcile net loss to
      Net cash provided by (used in)
      operating activities
          Due to principal stockholders                 7,730

        Net Cash Provided by Operating Activities       7,230

CASH FLOWS FROM FINANCING ACTIVITIES

  Sales of common stock                                15,200
   Cost of registering securities                      (7,230)

        Net Cash Provided by Financing Activities       7,970

        Net Increase in Cash                           15,200

CASH AT BEGINNING OF PERIOD                                 -

CASH AT END OF PERIOD                                 $15,200


See accompanying notes to financial statements.



                         NEW ENGLAND ACQUISITIONS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                         NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)


1. Condensed Financial Statements

In the opinion of the Company, the accompanying unaudited condensed financial statements include all adjustments (consisting only of normal recurring accruals), which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosure, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed and omitted. The condensed financial statements should be read in conjunction with the Company's financial statements included in its registration statement on Form SB-2, as amended, for the period April 18, 2001 (inception) to August 31, 2001. The Company has had no significant operations since inception.

2. Sale of Common Stock

In November 2001, the Company sold 7,500 shares of Common Stock at $2.00 per share. The funds have been deposited into an escrow account.

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

All of our working capital needs will be attributable to the identification, evaluation and selection of a suitable acquisition candidate and the structuring, negotiation and consummation of an acquisition. Operations related to these activities may be hampered by our limited resources.

We do not expect to purchase or sell any significant equipment, engage in product research or development and do not expect any significant changes in the number of our employees.


PART II  OTHER INFORMATION

Item 2.         Changes in Securities and Use of Proceeds.

        (a), (b), (c)    Not applicable.

(d) The registrant's registration statement on Form SB-2, file number 333-63432, was declared effective on September 28, 2001. The offering commenced on October 31, 2001. Of the 15,000 shares of common stock registered at an aggregate offering price of $30,000, 7,500 shares were sold for an aggregate of $15,000. All of the proceeds have been deposited and remain in an escrow account. The expenses of the offering are described in such registration statement.

Item 6.         Exhibits And Reports On Form 8-K.

(a)     Exhibits

        3.01(a)         Articles of Incorporation.*
        3.01 (b)        Form of Articles of Amendment to Articles of
                        Incorporation.**

        3.03            Bylaws.*
        4.01 Form of Specimen Stock Certificate for the Registrant's Common Stock. **

        10.01 Escrow Agreement of August 3, 2001 between the Registrant and Patriot National Bank.**

_________________________________
* Filed as part of registration statement on Form SB-2, File No. 333-63432., and hereby incorporated by reference.

**      Filed as part of Amendment No. 1 to registration statement on Form SB-2 and hereby incorporated by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          New England Acquisitions, Inc.


Date:   February 13, 2002         By: /s/ Gary Cella
                                          -----------
                                          Gary Cella
                                          Chief Executive Officer and
                                          Chief Financial Officer