Form 10KSB
period 2002-03-31
NEW ENGLAND ACQUISITIONS INC
filed 2002-06-26
CIK 1142790

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2002

                                       OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to _______

                         Commission File No. 333-63432

================================================================================

                         NEW ENGLAND ACQUISITIONS, INC.
                 (Name of Small Business Issuer in its Charter)

             Florida                                 65-1102237
(State of either jurisdiction of          (IRS Employer Identification No.)
  incorporation or organization)


                     5 Ridge Road, Cos Cob, CT 06807
                 (Address of principal executive offices)

                               203-622-1848
                       (Issuer's telephone number)

================================================================================


Securities Registered under Section 12(b) of the Exchange Act:

                                      None

Securities Registered under Section 12(g) of the Exchange Act:

                                      None

        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days:

                               YES _X_     NO ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.           _X_

State issuer's revenues for its most recent fiscal year

                                       $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days:

No public market has ever existed for the issuer's common equity and the issuer made no sales thereof during the past 60 days.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

        3,007,500  shares of Common Stock as of June 17, 2002

If the following documents are incorporated by reference, briefly describe them and identify the Part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933:

        Not Applicable

Transitional Small Business Disclosure Format (check one):

                               YES ___     NO _X_


                                     INDEX

                                                                                   Page
                                     Part I


Item 1.   Description Of Business...................................................4-9

Item 2.   Description Of Property....................................................10

Item 3.   Legal Proceedings..........................................................10

Item 4.   Submission of Matters to a Vote of Security Holders........................10


                                    Part II


Item 5.   Market for Registrant's Common Equity
          and Related Stockholder Matters............................................10

Item 6.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations..................................................11

Item 7.   Financial Statements and Supplementary Data

          Report of Independent Auditor.............................................F-1

          Balance Sheet
          March 31, 2002............................................................F-2

          Statement Of Stockholders' Equity
          For The Period April 18, 2001 (Inception) To March 31, 2002...............F-3

          Statement Of Net Loss
          For The Period Inception (April 18, 2001) To March 31, 2002...............F-4

          Statement Of Cash Flows
          For The Period April 18, 2001 (Inception) To March 31, 2002...............F-5

          Notes To Financial Statements
          March 31, 2002.....................................................F-6 to F-7

Item 8.   Changes in and Disagreements with Accountants on Accounting
          And Financial Disclosures..................................................16


                                    Part III


Item 9.   Directors and Executive Officers of the Registrant.........................16

Item 10.  Executive Compensation.....................................................17

Item 11.  Security Ownership of Certain Beneficial Owners and Management.............18

Item 12.  Certain Relationships and Related Transactions.............................19

Part IV.

Item 13.  Exhibits, Financial Statement Schedules and Reports on Form 8-K............20

Signatures...........................................................................21



                                     PART I

ITEM 1.         DESCRIPTION OF BUSINESS

We are a Florida corporation formed on April 8, 2001. We were organized to be a blank check company.

        AGREEMENTS WITH ADM TRONICS UNLIMITED, INC.

In March 2002, we entered into an Asset and Rights Purchase Agreement with ADM Tronics Unlimited, Inc. to purchase from ADM Tronics certain rights to an ethnic shave cream, a burn lotion and a medical device known as the Aurex-3 which has been designed to treat a condition known as tinnitus. The terms of the agreement and the nature of the products and rights are more fully described below. We are not obligated to consummate the transaction with ADM Tronics unless the purchasers of not less than 7,000 shares purchased in our initial public offering confirm their investments. The purchase price to be paid to ADM Tronics for the sale and transfer of the assets and rights is 150,375 shares of our common stock and the payments described below.

If we acquire the products from ADM Tronics, we will enter into an exclusive manufacturing agreement with ADM Tronics under which ADM Tronics will manufacture the ethnic shave cream, burn lotion and the Aurex-3 for us. ADM Tronics will also maintain raw material supplies and finished goods as necessary and provide oversight and guidance with respect to regulatory requirements regarding the marketing of the products. Under the manufacturing agreement, we have agreed with ADM Tronics that ADM Tronics will be the exclusive manufacturer of the products that we purchase from it as well as all other medical products, topical and cosmetic products which we may acquire and distribute. The price that we will pay to ADM Tronics for products that it manufactures for us will be 120% of ADM Tronics' cost of all raw materials and all supplies and direct labor and an overhead allocation. In addition, we will reimburse ADM Tronics for any tooling or non-recurring engineering services that are required to be secured in support of the manufacturing of our products.

If we acquire the products, we will issue to ADM Tronics 150,375 shares of our common stock and pay ADM Tronics a royalty of 6% of gross sales of the products, less discounts, returns and allowances. We will also pay consulting fees and related expenses for any time expended by ADM Tronics' employees for any services related to the products other than manufacturing activities. The fees and expenses, which we do not expect will be material, will be agreed upon by ADM Tronics and us in advance of any of the services.


        THE PRODUCTS

                ETHNIC SHAVE CREAM

ADM Tronics developed an ethnic shave cream. The term "ethnic shave cream" as used in this Annual report refers to a shave cream that has been designed to be particularly suited to persons with thick, curly hairs which are prevalent in the African-American, Hispanic-American and other ethnicities with such type of hair. According to ADM Tronics, its ethnic shave cream has an extremely high degree of lubricity due to a chemical technology developed by Dr. Alfonso Di Mino, the founder of ADM Tronics. The lubricity can be easily demonstrated by placing the ethnic shave cream between the fingers and rubbing vigorously and repeating the process with a leading shave cream. ADM Tronics has told us that, because of its lubricity, the ethnic shave cream allows for very close shaves with reduced nicks, cuts and discomfort and leaves the skin with an improved feel and softness.

We have been advised by ADM Tronics that the ethnic shave cream is considered to be a cosmetic and, as such, does not require regulatory approval prior to distribution.

ADM Tronics has told us that because of the characteristics of the ethnic shave cream, it is especially well suited for use by men with a debilitating and painful skin condition known as pseudofollicullitus barbae, commonly referred to as PFB or razor bumps. Razor bumps are created when the growing beard hairs exit the skin, curl over, and burrow into the adjacent skin. This creates a foreign body reaction resulting in an unsightly "bump". According to an article entitled Men: "Play It Safe" With Your Skin by Tamar Nordenberg on the website of discoveryhealth.com, "..for men with curly hair, shaving can have the bothersome result of leaving behind razor bumps, technically known as pseudofolliculitus barbae, caused by hair that grows back into the skin". The article also states that "According to Nicholas Perricone, M.D., a dermatology professor at the Yale University School of Medicine, using alpha hydroxy and lipoic acid twice a day can minimize the bumps. Shaving less often or growing a beard are alternatives for dealing with ingrown hairs".

Recent figures from sources that we believe are accurate reveal that there are 35 million black people in the United States comprising approximately 13% of the total population. This population segment is expected to grow nearly twice as fast as the rest of the population over the next fifty years. In 2000, black Americans spent approximately $5.2 billion on personal care products and services, an increase of 6% over the previous year. The foregoing data were obtained from The New Reality of the African American Market and The Buying Power of Black America - 2001 News.

Under the Asset and Rights Purchase Agreement, we intend to acquire worldwide rights relating to ADM Tronics' ethnic shave cream which will be modified fore us for sale by us under our own label. We may not sell the ethnic shave cream under any trademarks, trade names or designations used by ADM Tronics. We also intend to acquire rights relating to any other shave creams developed by or to be developed by ADM Tronics or any of its subsidiaries. ADM Tronics may continue to market an ethnic shave cream without limitations to its existing customers. The shave cream marketed to those customers has a different fragrance and less lubricity than does the ethnic shave cream that we intend to purchase from ADM Tronics

ADM Tronics began selling ethnic shave cream in 1988 under the brand name "No More Bumps". Since that time it has realized net sales of approximately $45,000. From January 1, 2000 through April 30, 2002, AM Tronics' existing customers have purchased ethnic shave cream from ADM Tronics for approximately $8,000. Because ADM Tronics is primarily a product developer and manufacturer, it has not actively promoted sales of ethnic shave cream since 1992. . Because of the limited sales that ADM Tronics has made to its existing customers, we do not believe the continued sales by ADM Tronics to those customers will have any material impact on our ability to market the ethnic shave cream. We will not be permitted to use ADM Tronics' brand name. Or trademarks. The ethnic shave cream is not patented.

Unless we pay ADM Tronics minimum royalties of (a) $10,000 within one year from date of our acquisition of rights to the ethnic shave cream, (b) an additional $14,000 within two years from that date and (c) additional amounts each following year of not less than 110% of the minimum royalty for the immediately preceding year, ADM Tronics may market ethnic shave creams to others without limitation.

                THE BURN LOTION

ADM Tronics developed a dermatological lotion in 1988. The lotion is intended to relieve pain and itching associated with burns, sunburns, minor cuts, scrapes, insect bites and skin irritation. The lotion accomplishes its soothing effect by producing an immediate cooling sensation to the skin. The lotion is also a film-former and is capable of covering affected areas with a thin breathable layer of lotion. ADM Tronics believes that the lotion promotes improved healing and moisture retention while, at the same time, allowing permeation of oxygen to the affected area to promote more effective healing.
ADM Tronics further believes that the lotion is at least as, if not more effective, than any other generally available non-prescription burn ointment or first-aid cream.

Under the Asset and Rights Purchase Agreement, we intend to acquire rights relating to ADM Tronics' burn lotion for sale by us under our own label. We may not sell the lotion under any trademarks, trade names or designations used by ADM Tronics.

We must pay $25,000 to ADM Tronics in advance of the initiation of production of the burn lotion for ADM Tronics' expenses and establishment of regulatory support and processes for the distribution of the burn lotion by us. If we do not make the payment within one year from the consummation of the transaction with ADM Tronics, we will lose the exclusive rights to the burn lotion.

                AUREX-3

In 1997 Dr. Di Mino developed an electronic device known as the Aurex-3 for the treatment of tinnitus. Tinnitus is a human medical condition which manifests itself in a constant and annoying ringing in the ears. The Aurex-3 was developed by Dr. Di Mino to treat his own tinnitus which was noise-induced type tinnitus. Based upon ADM Tronics' limited experience, those with noise-induced tinnitus that had symptoms that varied in intensity or frequency either day to day or throughout the day reported the best response from the use of the Aurex-3.

There are many possible causes for subjective Tinnitus, the noise only the patient can hear. Most of the causes are not serious. Tinnitus can also be a symptom of more serious middle ear problems such as infection, a hole in the eardrum, an accumulation of fluid or stiffening (otosclerosis) of the middle ear bones. Occasionally causes may be due to a head and neck aneurysm or acoustic neuroma. Tinnitus may also be caused by allergy, high or low blood pressure, a tumor, diabetes, thyroid problems, injury to the head or neck, and a variety of prescribed drugs including: anti-inflammatory, antibiotics, sedatives/antidepressants and painkillers.

Most tinnitus comes from damage to the microscopic endings of the hearing nerve in the inner ear. The health of these nerve endings is important for acute hearing, and injury to them brings on hearing loss and tinnitus. Advancing age is generally accompanied by a certain amount of hearing nerve impairment and often tinnitus. Exposure to loud noises is probably the leading cause of tinnitus today.

The Aurex-3 is designed to treat tinnitus through the use of a probe that transmits a vibratory and audio signal. Although significant testing of the Aurex-3 has not been conducted, production prototypes were built by ADM Tronics and testing and marketing strategies were developed. A production prototype is a completely hand assembled unit which closely matches the finished product to be manufactured in the production process.

There are numerous other generally available products for the treatment or elimination of tinnitus. In addition, There are numerous methods used to treat tinnitus. The methods include Tinnitus Retraining Therapy, oral manipulation, mouth guards, neural surgery and wearable hearing aids.

To use the Aurex-3, a pencil like probe is placed in the small indent behind the ear pressing backwards onto the mastoid bone. The device is difficult to use, needing patience, practice and encouragement. Mechanical vibrations are generated by a self-tuned control unit and transmitted through the applicator probe into the mastoid bone. By positioning the probe correctly, the vibrations develop as a deep feeling within the head. The user then alters the frequency and amplitude settings to obtain a complementary sensation to the tinnitus. Fine tuning is then introduced whereby complex harmonic frequencies are introduced to create a comforting or soporific feeling. User patterns will vary, but typical treatments consist of 3 to 5 minutes duration, 3 times a day for the first two weeks. If benefits are realized, the number of treatments may be reduced and the intervals increased.

The Aurex-3 is not intended to benefit all tinnitus sufferers. For example, sufferers of non-noise induced tinnitus may generally not experience any improvement in their symptoms

In May 1998, a Premarket Notification, which is also referred to as a 510K, was filed by ADM Tronics with the FDA and was subsequently accepted. The acceptance permitted the marketing of the Aurex-3 in the United States for its intended indication, "The treatment and control of tinnitus". A 510(k) is a premarketing submission made to the FDA to demonstrate that the device to be marketed is as safe and effective, that is, substantially equivalent, to a legally marketed device that is not subject to premarket approval. Applicants must compare their 510(k) device to one or more similar devices currently on the U.S. market and make and support their substantial equivalency claims. A legally marketed device includes a device that was legally marketed prior to May 28, 1976 or a device which has been found to be substantially equivalent to such a device through the 510(k) process. Applicants must submit descriptive data and, when necessary, performance data to establish that their device is substantially equivalent to an eligible device

On August 4, 1998, the United States Patent and Trademark Office issued patent number 5,788,656 with respect to the Aurex-3. The patent expires 17 years after its issuance. The following claims were allowed:

        1. An electronic stimulation system for treating a patient having a tinnitus condition in which he hears ringing or other sounds in the sonic frequency range, the sounds heard internally by the patient having predetermined frequencies, said system comprising:

                (a) means to generate a complex electrical signal having frequency components lying with said sonic range, said means being adjustable by the patient to yield frequency components which interfere with the frequencies of the tinnitus sounds heard by the patient;

                (b) means to produce mechanical vibrations corresponding to said complex signal; and

                (c) means to apply said mechanical vibrations to a site on said patient in the proximity of the cochlea of his inner ear whereby the vibrations are transmitted to the cochlea to relieve the tinnitus condition.

        2. A system as set forth in claim 1, in which the means to produce said mechanical vibrations includes a diaphragm and means to electromagnetically actuate the diaphragm in accordance with said complex signal.

        3. A system as set forth in claim 2, in which the means to apply said vibrations to the patient includes a probe anchored on said diaphragm.

        4. A system as set forth in claim 1, in which the means to generate the complex signal are constituted by a low sonic frequency oscillator which is adjustable in frequency and a high sonic frequency oscillator which is adjustable in frequency, and means to combine the adjusted outputs of said low and high- frequency oscillators to produce the complex signal having the desired frequency components.

        5. A system as set forth in claim 4, in which the low-frequency oscillator is adjustable in a range whose upper limit is about 400 Hz.

        6. A system as set forth in claim 4, in which the high-frequency oscillator is adjustable in a range whose upper limit is about 1000 Hz.

From August 1998 to November 1999, ADM Tronics finalized manufacturing plans for the Aurex-3. In July 1999, advance orders for Aurex-3 units from distributors and patients. In November 1999, ADM Tronics began to deliver the units. Since that time through April 30, 2002, ADM Tronics' net sales of the Aurex-3 have been approximately $185,000 of which $95,000 represented sales in the United States.

At the end of December 1999, 6 Aurex-3 devices were made available to the Dutch Commission on Tinnitus & Hyperacusis. On December 24, 1999, six participants were examined by the Dutch Commission for their tinnitus and trained in the use of the Aurex-3 by an audiologist and adviser of the group. After a six-week trial period with six participants, during which one participant reported a worsening of tinnitus, the Dutch Commission concluded that no positive results could be reported. Although the Dutch Commission tentatively concluded that the Aurex-3 seldom or never has a positive effect on tinnitus, especially on high frequency tinnitus, it did not exclude the possibility that application of the Aurex-3 on patients with a low tone tinnitus might show better results.

We have been advised by ADM Tronics that it believes that the Dutch Commission's conclusions are flawed primarily because of the small number of participants and the probable selection of participants whose condition could not be improved through the use of the Aurex-3. ADM Tronics has further advised us that, in its limited experience, when potential users of the Aurex-3 were pre-screened to eliminate those with non-noise induced or variable intensity tinnitus, more than 60% of the users of the Aurex-3 have experienced significant improvement. Other than the Dutch Commission's study, we are not aware of any independent study to determine the benefits, of any, of the Aurex-3.

Under the Asset and Rights Purchase Agreement, we will acquire the use of all permits, approvals, licenses and authorizations held by ADM Tronics relating to the marketing of the Aurex-3. We will only be permitted to market the Aurex-3 in the United States where our marketing rights will be exclusive except for sales by ADM Tronics to an existing customer. ADM Tronics' sales to that customer have amounted to approximately $10,000. Because of the limited sales that ADM Tronics has made to its existing customers, we do not believe the continued sales by ADM Tronics to those customers will have any material impact on our ability to market the Aurex-3.

In the event that we do not purchase a minimum of 90 Aurex-3 devices from ADM Tronics within one year from the consummation of the transaction with ADM, with the minimum to increase by 10% above the previous year's minimum for each following year, ADM Tronics shall have the right to terminate our exclusivity with respect to the Aurex-3.

MARKETING

We plan to initially utilize a phased communications and distribution strategy to market the ethnic shave cream. We intend to begin with New York City and the Bahamas. New York City has the largest African-American population of cities in the U.S. The Bahamians are predominantly black and, we believe, will constitute a useful and economic test market for the product. In the first phase a communications piece will be developed and mailed, or emailed to personal care retail distribution units throughout the boroughs of Manhattan, Brooklyn, Queens in New York City and the island of New Providence (which includes the city of Nassau) in the Bahamas. Orders will be taken from a website, or by replying to the direct mail campaign. In the second phase, communications will be sent to Philadelphia, Baltimore and Washington, Chicago and Detroit, Houston, Memphis, New Orleans, and, subsequently, Los Angeles. In the third phase, we intend to
hire sales person to visit large distributors to retail stores.   Our estimated
initial expenditures are $50,000 for the design and development of our website and its maintenance for the first year, $2,000 for the purchase of lists, and $15,000 for the development, production and distribution of hard copy and offline mail messages.

We also plan to use a phased communications and distribution strategy to market the Aurex-3. In the first phase, a communications piece will be developed and mailed, or emailed to hearing aid distribution units in the U.S.. Orders can be made from a website, or by replying to the direct mail campaign. In the second phase, we intend to hire a sales person to visit large distributors. Our estimated initial expenditures are $50,000 for the design and development of our website and its maintenance for the first year, and $15,000 for the development, production and distribution of hard copy and offline mail messages.

We do not have any immediate plans to market the burn lotion.

We cannot begin our marketing efforts unless we obtain additional capital. We cannot assure you that we can obtain the capital on terms acceptable to us, if at all, or that our marketing efforts will be successful.

COMPETITION

We expect to encounter intense competition in our effort to market the products that we obtain from ADM Tronics. Substantially all our competitors will have significantly greater experience, resources and managerial capabilities than we do.

EMPLOYEES

We have no employees other than our executive officers. To the extent we have sufficient capital, we expect to use consultants, attorneys and accountants as necessary, and do not anticipate a need to engage any full-time employees.

            PROVISIONS OF RULE 419 UNDER THE SECURITIES ACT OF 1933

We are subject to the requirements of Rule 419 which, as applicable to us, are summarized below:

ESCROW ACCOUNT

        All of the 7,500 shares issued in connection with our public offering and the corresponding gross proceeds of $15,000 were deposited into an escrow account. Although $1,500 of the proceeds deposited in the escrow account could have been released to us, we chose to retain those funds in the escrow account. Any other securities issued with respect to the shares, including securities issued with respect to stock splits, stock dividends, or similar rights, must also be deposited directly into the account. The deposited proceeds and any interest or dividends will be held for the sole benefit of the purchasers of the shares. Interest or dividends earned on the funds, if any, will be held in the escrow account until the funds may be released. If funds held in the account are released to purchasers of the shares, the purchasers will receive interest or dividends earned, if any, on their funds. If the funds are released to us, we will receive any interest or dividends earned up to the date of release. The purchasers of the shares and any other voting securities held in the escrow account have the right to vote the shares held in their names, as provided by Florida law. None of the securities held in the escrow account or any interest related to the securities may be transferred or otherwise disposed of other than by will or the laws of descent and distribution, or pursuant to a qualified domestic relations order as defined by the Internal Revenue Code of 1986 as amended, or Title 1 of the Employee Retirement Income Security Act, or the rules thereunder.

        If any warrants, convertible securities or other derivative securities relating to securities are held in the escrow account, they may be exercised or converted in accordance with their terms; provided, however, that securities received upon exercise or conversion, together with any cash or other consideration paid in connection with the exercise or conversion, are promptly deposited into the account.

        Upon request by the SEC or its staff, we will furnish them with the names and addresses of persons for whom securities are held in the escrow account.

REQUIRED FILING OF AMENDMENTS TO OUR REGISTRATION STATEMENT

        If, during any period in which offers or sales of the shares are being made, a significant acquisition becomes probable, we must file promptly an amendment to our registration statement with the SEC which will disclose the acquisition. During that period, a significant acquisition did not become probable

        When we sign an agreement for the acquisition of a business or assets that will constitute the business (or a line of business) and for which the fair value of the business(es) or net assets to be acquired represents at least 80 percent of the maximum offering proceeds, we must file an amendment to our registration statement with the SEC that:

        $ discloses information required by the SEC, including our financial statements and the financial statements of the company acquired or to be acquired and pro forma financial information; and

        $ discloses the results of the offering, the terms of the offering and other requisite information.

        We have filed an amendment to our registration statement with the SEC to reflect the Asset and Rights Purchase Agreement. The amendment has not been declared effective.

REQUIRED TERMS OF THE OFFERING AND SATISFACTION OF CONDITIONS

        Within five business days after the effective date of the amendment(s) to our registration statement, we must send by first class mail or other equally prompt means, to each purchaser of our securities held in the escrow account, a copy of the prospectus contained in the amendment and any amendment or supplement to the prospectus. Each purchaser will have no fewer than 20 business days and no more than 45 business days from the effective date of the amendment to notify us in writing that the purchaser elects to remain an investor. We have chosen to limit the period to 20 days. If we do not receive the notification by the 20th business day following the effective date of the amendment, we will send the funds and interest or dividends, if any, held in the escrow account for the benefit of non-notifying purchasers to those purchasers within five business days. The acquisition meeting the foregoing criteria will be consummated if a sufficient number of purchasers confirm their investments. We have designated that number as the purchasers of at least 7,000 shares.

RELEASE OF FUNDS AND SECURITIES FROM THE ESCROW ACCOUNT

        Funds held in the escrow account may be released to us and securities may be delivered to the purchasers or other registered holders identified on the deposited securities only at the same time as or after:

        $ The escrow agent has received a signed representation from us, together with other evidence acceptable to it, that the requirements with respect to the terms of the offering and filing with the SEC when we sign an agreement as described above have been met; and

        $ consummation of an acquisition(s) meeting the above described requirements.

        If funds and securities are released from the escrow account to us as described above, our prospectus will be supplemented to indicate the amount of funds and securities released and the date of the release.

        We will furnish to our security holders audited financial statements for our first full fiscal year of operations following consummation of an acquisition, together with other required information no later than 90 days after the end of the fiscal year and file the financial statements and additional information with the SEC.

        If a consummated acquisition meeting the criteria described above has not occurred not prior to March 28, 2003, funds held in the escrow account will be returned to the purchasers.

ITEM 2.         DESCRIPTION OF PROPERTY

Our President has agreed to provide office space to us at no charge for at least one year.

ITEM 3.         LEGAL PROCEEDINGS

There are no material pending or threatened legal proceedings to which we are a party or of which any of our property is the subject or to our knowledge, any proceedings contemplated by governmental authorities. We do not have any subsidiaries.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.


                                    PART II


ITEM 5.         MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        I.      (a)     MARKET INFORMATION.  There has never been a public
                        trading market for our common equity.

                (b) On April 17 2002, our common stock was held by approximately 20 holders of record.

                (c) We have never paid any cash dividends on our common stock and have no intention of paying cash dividends in the foreseeable future. We intend to retain any earnings we may realize to finance our future growth

        II. RECENT SALES OF UNREGISTERED SECURITIES; USES OF PROCEEDS FROM REGISTERED SECURITIES

                (a) In April 2001, we issued 1,500,000 shares of common stock, as adjusted for a subsequent stock split, each to Gary Cella and Jonathan B. Reisman for an aggregate of $200.

                (b)     There were no principal underwriters.

                (c) The aggregate consideration for the securities referred to in subparagraph was $200.

                (d) We claimed exemption from the registration provisions of the Securities Act of 1933 with respect to the securities pursuant to Section 4(2) thereof inasmuch as no public offering was involved.

Our registration statement on Form SB-2, file number 333-63432, was declared effective on September 28, 2001. The offering commenced on October 31, 2001. Of the 15,000 shares of common stock registered at an aggregate offering price of $30,000, 7,500 shares were sold for an aggregate of $15,000. All of the proceeds have been deposited and remain in an escrow account. The expenses of the offering are described in such registration statement.

ITEM 6.         MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                         MANAGEMENT'S PLAN OF OPERATION

The following should be read in conjunction with our financial statements and the related notes that appear elsewhere in this Annual Report. The discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this prospectus, particularly in "Risk Factors".

We have not had any revenues since inception. Our sole objective is to become an operating business.

Our ability to become and continue as a going concern is dependent upon obtaining additional substantial capital. In view of the limited amount of funds available to us, we may exhaust our limited financial resources before locating an acquisition candidate.

If we consummate the transaction with ADM Tronics, subject to the availability of sufficient capital, we intend to aggressively market the products we obtain. We believe that we will require funding of approximately $150,000 to aggressively market the products and for working capital during the first year after our acquisition of the products. We believe that we can begin marketing the products within three months from the time we acquire them from ADM Tronics.

We plan to obtain $150,000 through the private sale of our common stock. We cannot assure you that we will be successful obtaining any funds or that $150,000 will be sufficient to fund our initial operations. If we are only able to obtain a lesser amount, we intend to market the products less aggressively in more limited geographical areas. If we cannot obtain any meaningful amounts of capital, we will engage in a very limited marketing effort utilizing the proceeds released to us from the escrow account. Those proceeds account will be sufficient to meet our anticipated capital requirements for less than six months. If we exhaust our capital and cannot obtain additional capital, purchasers who confirm their investment can expect to lose all of their investment.

If we do not make minimum royalty payments or purchase certain quantities of products from ADM Tronics within the first year after we acquire its products and continuing in subsequent years, we will lose certain rights of exclusivity. We intend to pay the minimum royalties from revenues derived from sales. We do not know if we will be able to purchase a sufficient number of the Aurex-3 from ADM Tronics to maintain all of the rights we initially receive. We cannot assure you that we will derive any meaningful revenues from the sale of any of the products.

Although we will reimburse ADM Tronics for any tooling or non-recurring engineering services that are required to be secured in support of the manufacturing of our products, we do not believe that those amounts will be significant. Tooling includes molds, plates, screens and other items used to produce components in a manufacturing process. Non-recurring engineering
services are   services such as drafting, preparation of schematics, evaluations and measurements that are performed to prior to manufacturing but are not repeated during the manufacturing process.

If we do not consummate the agreement with ADM Tronics or make an acquisition satisfying the requirements of Rule 419 prior to March 28, 2003, all funds then held in the escrow account will be returned to the purchasers.

We do not expect to purchase or sell any significant equipment, engage in product research or development and do not expect any significant changes in the number of our employees.

ITEM 7.              FINANCIAL STATEMENTS


                         Report of Independent Auditor


Board of Directors
New England Acquisitions, Inc.
Cos Cob, CT


We have audited the accompanying balance sheet of New England Acquisitions, Inc. (a Florida corporation in the development stage) as of March 31, 2002 and the related statement of net loss and stockholder's equity-deficit and cash flows for the period inception April 18, 2001 to March 31, 2002. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly in all material respects the financial position of New England Acquisitions, Inc. as of March 31, 2002 and the results of its operations and its cash flows for the period inception April 18, 2001 to March 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the company will continue as a going concern. As discussed in Note B of the financial statement, the company is newly incorporated and to date has had no operating activities. Management's plans, in regard to subsequent operating activities, are more fully described in Note B.


                          /s/ William A. Meyler, P.C.
                              -----------------------
                              William A. Meyler, P.C.

Middletown, NJ
May 3, 2002

                         NEW ENGLAND ACQUISITIONS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                 BALANCE SHEET
                                 March 31, 2002


CURRENT ASSETS

   Cash                                                 $     100
                                                          -------
        Total Current Assets                                  100

OTHER ASSETS
   Restricted cash                                         15,000
                                                          -------
                                                        $  15,100
                                                          =======
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accrued expenses                                     $   7,500
   Due to principal stockholder                            20,034
                                                          -------
        Total Current Liabilities                          27,534

STOCKHOLDERS' EQUITY
   Common stock authorized 150,000,000
     shares; $0.00001 par value; issued
     and outstanding 3,007,500 shares
     at March 31, 2002                                         30
   Deficit accumulated during Development Stage           (12,464)
                                                          -------
        Total Stockholders' Equity-Deficit                (12,434)
                                                          -------
                                                        $  15,100
                                                          =======

See accompanying notes to financial statements.

                         NEW ENGLAND ACQUISITIONS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                       STATEMENT OF STOCKHOLDERS' EQUITY
          For the Period April 18, 2001 (Inception) to March 31, 2002


                                  Common Stock       Contributed      Accumulated
                                 Number  Amount        Capital          Deficit         Total
                              ---------    ------       -------         --------       --------
Issuance of shares to
offices and directors
@$.001 per share                200,000      $200             -                -      $     200

Effect of 15 to 1
 stock split and
 change of par
 value to $.00001
 per share                    2,800,000      (170)     $    170                -              -

Sale of 7,500
 shares @$2.00
 per share                        7,500         -        15,000                -         15,000

Cost of registration                  -         -       (15,170)          (3,364)       (18,534)

Net loss for period                   -         -             -        $  (9,100)        (9,100)
                              ---------    ------       -------         --------       --------
Balance
December 31,
  2002                        3,007,500   $    30      $      0        $ (12,464)     $ (12,434)
                              =========    ======       =======         ========       ========

See accompanying notes to financial statements.

                         NEW ENGLAND ACQUISITIONS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                             STATEMENT OF NET LOSS
          For the Period Inception (April 18, 2001) to March 31, 2002


GENERAL AND ADMINISTRATIVE EXPENSES
   Professional fees                            $     9,000
   Bank charges                                         100
                                                  ---------
                                                      9,100
                                                  ---------
   Net Loss For the Period                      $     9,100
                                                  =========
   Net Loss Per Share                           $    (0.003)
                                                  =========
 Weighted average number of common
       shares outstanding                         3,003,934
                                                  =========

See accompanying notes to financial statements.

                         NEW ENGLAND ACQUISITIONS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENT OF CASH FLOWS
          For the Period April 18, 2001 (Inception) to March 31, 2002



CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss for period                                       $   (9,100)
   Adjustments to reconcile net loss to
      Net cash provided by (used in)
      operating activities
   Restricted cash                                              (15,000)
   Accrued expenses                                               7,500
   Due to principal stockholder                                  20,034
                                                                -------
        Net Cash Provided by Operating Activities                 3,434

CASH FLOWS FROM FINANCING ACTIVITIES

  Sales of common stock                                          15,200
  Cost of registering securities                                (18,534)
                                                                -------
        Net Cash Provided by Financing Activities                (3,334)

        Net Increase in Cash                                        100

CASH AT BEGINNING OF PERIOD                                           -

CASH AT END OF PERIOD                                        $      100
                                                                =======
SUPPLEMENTAL CASH FLOW INFORMATION:

        None

See accompanying notes to financial statements.

                         NEW ENGLAND ACQUISITIONS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                         NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2002


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        ORGANIZATION

        New England Acquisitions, Inc. (the Company), a development stage enterprise, was organized under the laws of the State of Florida on April 18, 2001. The Company's sole purpose for organizing is to engage in a merger or acquisition with an unidentifiable company or other entities or persons.

        USE OF ESTIMATES

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

        CASH AND CASH EQUIVALENTS

        The company considers all highly-liquid investments with a maturity of three months or less when purchased to be cash equivalents.

NOTE B - GOING CONCERN

        The Company was incorporated on April 18, 2001 and to date has had no operating activities and no significant capital contributions. In December 2002, the Company sold 7,500 shares of its common stock at $2.00 per share which were registered under the Securities Act of 1933. In March 2002, the company entered into an Assets and Rights Purchase Agreement (the Agreement) which, if consummated, would allow the Company to market and sell three different proprietary medical products. The Agreement is contingent upon, among other things, the filing and effectiveness of a post-effective amendment to its registration statement with the Securities and Exchange Commission and the confirmation of their investment by the holders of not less than 7,000 of the shares that were sold at $2.00 per share. The Company plans to obtain $150,000 to fund its initial marketing and sales activities through the private sale of its common stock. It is anticipated that such proceeds will enable the Company to commence operations. There is no assurance, however, that the Company will be successful in its efforts to complete a private placement or that the proceeds of a successful private placement will be sufficient to fund the operations of the Company.

NOTE C - RELATED PARTY TRANSACTIONS

        The principal stockholders of the Company have paid on behalf of the Company all of the costs related to the filing of a registration statement under Form SB2 with the Securities and Exchange Commission and subsequent quarterly compliance filings. The total amount advanced by the stockholder is $20,034 at March 31, 2002. The principal stockholders have agreed to defer the reimbursement of their advances until the company becomes a going concern.

NOTE D - INCOME TAXES

        The Company has adopted Financial Accounting Standard Statement No. 109 (FASB No. 109). Under this method, the Company recognizes a deferred tax liability or asset for temporary differences between the tax basis of an asset or liability and the related amount reported on the financial statements. The principal types of differences, which are measured at the current tax rates, are net operating loss carry forwards. At March 31, 2002, the differences resulted in a deferred tax asset of approximately $1,365. FASB No. 109 requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Accordingly, the company has recorded a valuation allowance for the entire deferred tax asset, and the accompanying financial statements do not reflect any net asset for deferred taxes at March 31, 2002.

        The Company's net operating loss carry forward amounted to approximately $9,100 at March 31, 2002.

NOTE E - COMMON STOCK

        In December 2001, the Company sold 7,500 shares of its common stock at $2.00 per share under its registration statement on Form SB2 filed with the Securities and Exchange Commission. The proceeds and any interest or dividends are being held in an escrow account for the sole benefit of the purchasers of the shares. The Company is preparing and intends to shortly file a post-effective amendment to its registration statement which will describe, among other things, the Agreement referred to in Note F of Notes to Financial Statements. Within five business days after the effective date of the amendment, the Company will send to each purchaser of securities held in escrow, a copy of the prospectus. Each purchaser will have no fewer than 20 business days from the effective date of the amendment to notify the Company in writing that the purchaser elects to remain an investor. The acquisition will be consummated if the holders of at least 7,000 shares confirm their investments. If the acquisition is consummated, funds held in escrow for the benefit of the confirming investors will be released to the Company and any remaining funds will be returned to the other purchasers.

NOTE F - COMMITMENTS AND CONTINGENCIES

        On March 21, 2002, the Company entered into an Asset and Rights Purchase Agreement with ADM Tronics Unlimited, Inc. to acquire the rights to market and sell three different medical products. (See Note E of Notes to Financial Statements). If the Agreement is consummated, the Company will issue ADM Tronics 150,375 shares of the Company's common stock and pay ADM Tronics a royalty of 6% of gross sales of the products, less discounts, returns and allowances. The Company will also pay consulting fees and related expenses for any time expended by ADM Tronics' employees for any services related to the products other than manufacturing activities, to be mutually agreed upon in advance of any of the services. In order to maintain exclusivity with respect to the medical products, the Company will be required to pay certain minimum royalties to ADM Tronics. The Company must also pay $25,000 to ADM Tronics in advance of the initiation of production of one of the products for ADM Tronics' expenses and establishment of regulatory support and processes for distribution. If the Company does not make the payment within one year from the consummation of the transaction with ADM Tronics, the Company will lose the exclusive rights to the product.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III



ITEM 9.         DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

        (a)     IDENTIFICATION OF EXECUTIVE OFFICERS AND DIRECTORS


Name                    Age     Positions
----------              ---     ---------
Gary Cella              44      President, Treasurer and Director.

Jonathan B. Reisman     59      Secretary and Director

Any of our directors may be removed with or without cause at any time by the vote of the holders of not less than a majority of our then outstanding common stock. Officers are elected annually by the Board of Directors. Any of our officers may be removed with or without cause at any time by our Board of Directors. Messrs Cella and Reisman, who are our founders, have held their positions with us since our inception. Mr. Cella has been a self-employed marketing and sales consultant for more than five years. Mr. Cella's consulting services to his clients have included advice on marketing, advertising, product and market expansion and sources of capital. Mr. Cella has been a Vice President, Secretary, Treasurer and a member of the Board of Directors of Accelerated Globalization, Inc., a development stage company, since November 2000. Accelerated seeks to provide strategic business solutions to small and middle sized companies that are seeking to expand their markets to other portions of the world.

Mr. Reisman practices law with and has been the President of Reisman & Associates, P.A. for more than five years. Both Messrs. Cella and Reisman will only devote a small portion of their time to us. They intend to communicate periodically, primarily by telephone, to discuss our affairs and to review our operations. Any conflicts of interest that arise affecting Messrs. Cella and Reisman and us will be resolved by them in a manner which they deem will be fair. You may not agree with their determination. If you have any doubt about the abilities or integrity of Messrs. Cella and Reisman, you should not confirm your investment.

        (b)     Identify Significant Employees

        Not applicable

        (c)     Family Relationships

        There are no family relationships between any of the Company's directors or executive officers.

        (d)     Involvement in Certain Legal Proceedings

        During the last five years, none of the following events occurred with respect to any executive officer or director of the Company as of the date hereof.

                (i) Any bankruptcy petition was filed by or against any business of which such person was a general partner or an executive officer at or within two years before the time of such filing;

                (ii) Any conviction in a criminal proceeding or being subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

                (iii) Being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and

                (iv) Being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

II.     Section 16(a) Beneficial Ownership Reporting Compliance

                Not applicable.

ITEM 10.        EXECUTIVE COMPENSATION

We have not paid any salary, bonus or other compensation to either of our executive officers.

We have not made any individual grants of stock options.

We have no standard or other arrangements pursuant to which any of our directors is or was compensated during the our last fiscal year for services as a director, for committee participation or special assignments.

We do not have any compensatory plan or arrangement, including payments to be received from us with respect to any person, which plan or arrangement results or will result from the resignation, retirement or any other termination of such person's employment with us and our subsidiaries or from a change in control of us or a change in such person's responsibilities following a change in control and the amount involved, including all periodic payments or installments, exceeds $100,000.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        (a), (b)

        The following table sets forth certain information as of April 22, 2002 with respect to any person who is known to us to be the beneficial owner of more than 5% of our common stock, which is the only class of our outstanding voting securities, and as to our common stock beneficially owned by our directors and officers and directors as a group:

--------------------------|-------------------------|------------------|
Name and address of       |  Amount of Shares       |    Percent of    |
Beneficial Owner (1)      |  Beneficially Owned (2) |    Class (2)     |
--------------------------|-------------------------|------------------|
                          |                         |                  |
Gary Cella                |                         |                  |
5 Ridge Road              |                         |                  |
Cos Cob, CT 06807         |        1,500,000        |      49.9%       |
                          |                         |                  |
Jonathan B. Reisman       |                         |                  |
6975 NW 62nd Terrace      |                         |                  |
Parkland, FL 33067        |        1,500,000        |      49.9%       |
                          |                         |                  |
Officers and directors    |                         |                  |
as a Group (2 persons)    |        3,000,000        |      99.8%       |
                          |                         |                  |
--------------------------|-------------------------|------------------|


        (c)     Changes in Control

        We are not aware of any arrangement that may result in a change in control of us.

ITEM 12.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        During the last two years there was no transaction or proposed transaction to which we were or is to be a party, in which any of the following persons had or is to have a direct or indirect material interest and the amount involved in the transaction or a series of similar transactions exceeded $60,000:

        (1)     Any of our directors or executive officers;

        (2)     Any nominee for election as a director;

        (3)     Any security holder named in response to Item 11 hereof; and

        (4) Any member of the immediate family (including spouse, parents, children, siblings and in-laws) of any person named in paragraphs (1), (2) or (3) of this Item 12(a).

In April 2001, we issued 1,500,000 shares of common stock each to Gary Cella and Jonathan B. Reisman for an aggregate of $200. The number of shares reflects a stock split which occurred in August 2001.

ITEM 13.        EXHIBITS, LISTS AND REPORTS OF FORM 8-K

(a)     Exhibits

 3.01(a)        Articles of Incorporation.*

 3.01(b)        Form of Articles of Amendment to Articles of Incorporation.**

 3.03           Bylaws.*

 4.01           Form of Specimen Stock Certificate for the Registrant's
                Common Stock.**

 5.01 Opinion of Reisman & Associates, P.A. regarding legality of securities being registered. ***

 10.01 Escrow Agreement of August 3, 2001 between the Registrant and Patriot National Bank.**

 10.02 Asset and Rights Purchase Agreement of March 21, 2002, by and between ADM Tronics Unlimited, Inc. and the Registrant.****
__________________________________
* Filed as part of registration statement on Form SB-2, File No. 333-63432 and hereby incorporated by reference.

** Filed as part of Amendment No. 1 to registration statement on Form SB-2 and hereby incorporated by reference.

*** Filed as part of Amendment No. 2 to registration statement on Form SB-2 and hereby incorporated by reference.

**** Filed as part of Post-Effective Amendment No. 2 to registration statement on Form SB-2 and hereby incorporated by reference.


(b)     Reports on Form 8-K

Not applicable

        SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                New England Acquisitions, Inc.

       By:  /s/ Gary Cella
                ----------
                Gary Cella, President

        Dated:  June 24, 2002

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

       Signatures                Title                            Date
       -------------------       ---------------------------      -----------

/s/    Gary Cella                Chief Executive Officer,         June 24, 2002
       -------------------       Principal Financial Officer
       Gary Cella                and Director

/s/    Jonathan B. Reisman       Director                         June 24, 2002
       -------------------
       Jonathan B. Reisman



SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF EXCHANGE ACT BY NON-REPORTING ISSUERS

The issuer did not send an annual report, proxy statement, form of proxy or other proxy soliciting material to its security holders.