Form 10QSB
period 2002-06-30
NEW ENGLAND ACQUISITIONS INC
filed 2002-08-14
CIK 1142790

================================================================================

                                 United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                  Form 10-QSB


          Quarterly Report Under Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 2002

                        Commission File Number 333-63432

                         New England Acquisitions, Inc.
         (Exact name of small business issuer as specified in charter)

               Florida                                 65-1102237
        (State of either jurisdiction of incorporation or organization)
                       (IRS Employer Identification No.)



                        5 Ridge Road, Cos Cob, CT 06807
                    (Address of principal executive offices)

                                  203-622-1848
                          (Issuer's telephone number)


--------------------------------------------------------------------------------

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

             Yes __X__  No _____

        The number of shares of the registrant's only class of common stock outstanding on February 12, 2002 was 3,007,500.

        Transitional Small Business Disclosure format (check one):

             Yes _____  No __X__

================================================================================


                                     PART I

                             FINANCIAL INFORMATION


Item 1. -Financial Statements

                         NEW ENGLAND ACQUISITIONS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                 BALANCE SHEETS

                                                         March 31,    June 30,
                                                           2002         2002
                                                        (Audited)    (Unaudited)
                                                        ----------    ---------
CURRENT ASSETS
   Cash                                                  $     100  $      100
                                                        ----------    ---------
     Total Current Assets                                      100         100

OTHER ASSETS
   Restricted cash
                                                            15,000      15,000
                                                        ----------    ---------
                                                         $  15,100  $   15,100
                                                        ==========    =========

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accrued expenses                                      $   7,500  $    7,500
   Due to principal stockholder                             20,034      22,334
                                                        ----------    ---------
     Total Current Liabilities                              27,534      29,834

STOCKHOLDERS' EQUITY
   Common stock authorized 150,000,000
     shares; $0.00001 par value; issued
     and outstanding 3,007,500 shares
     at March 31, 2002                                          30          30
   Deficit accumulated during Development Stage            (12,464)    (14,764)
                                                        ----------    ---------
     Total Stockholders' Equity-Deficit                    (12,434)    (14,734)
                                                        ----------    ---------
                                                         $  15,100  $   15,100
                                                        ==========    =========

See accompanying notes to financial statements.


                         NEW ENGLAND ACQUISITIONS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                       STATEMENT OF STOCKHOLDERS' EQUITY
           For the Period April 18, 2001 (Inception) to June 30, 2002


                                  Common Stock       Contributed     Accumulated
                                Number     Amount      Capital         Deficit         Total
                               -------    --------   -----------     -----------     --------
Issuance of shares to
offices and directors
@$.001 per share               200,000    $    200           -               -      $     200

Effect of 15 to 1
 stock split and
 change of par
 value to $.00001
 per share 2,800,000              (170)   $    170            -              -

Sale of 7,500
 shares @$2.00
 per share                       7,500           -       15,000              -         15,000

Cost of registration                 -           -      (15,170)    $   (3,364)       (18,534)

Net loss for period                  -           -            -         (9,100)        (9,100)
                             ---------    --------      -------      ---------       --------
Balance
March 31,
  2002 (audited)             3,007,500          30            -        (12,464)       (12,434)

Net loss for the
  three month period
  ending June 30,
  2002 (unaudited)                   -           -            -         (2,300)        (2,300)
                             ---------    --------      -------      ---------       --------
                             3,007,500   $      30    $       -     $  (14,764)     $ (14,734)
                             =========    ========      =======      =========       ========

See accompanying notes to financial statements.


                         NEW ENGLAND ACQUISITIONS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                             STATEMENT OF NET LOSS


                                                              Inception
                                 For the three month             To
                                Period ended June 30,         June 30,
                                ---------------------         ---------
                                  2001         2002             2002
                              (Unaudited)  (Unaudited)
                                ---------------------         ---------

GENERAL AND ADMINISTRATIVE
     EXPENSES
       Professional fees    $         -     $     2,300     $    11,300

       Bank charges                   -               -             100
                              ---------       ---------       ---------
                                      -           2,300          11,400
                              ---------       ---------       ---------

NET LOSS FOR THE PERIOD     $         -     $     2,300     $    11,400
                              =========       =========       =========

NET LOSS PER SHARE          $         -     $    (0.001)    $    (0.004)
                              =========       =========       =========

Weighted average number of
common
     Shares Outstanding       3,000,000       3,007,500       3,004,789
                              =========       =========       =========

See accompanying notes to financial statements.


                         NEW ENGLAND ACQUISITIONS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENT OF CASH FLOWS


                                                                           Inception
                                                   For the three month        To
                                                  Period ended June 30,    June 30,
                                                  ---------------------    ---------
                                                    2001         2002        2002
                                                (Unaudited)  (Unaudited)
                                                  ---------------------    ---------


CASH FLOWS FROM OPERATING
     ACTIVITIES
     Net loss for the                           $      -     $   (2,300)  $  (11,400)
period
     Adjustments to reconcile net loss to
        Net cash provided by (used in)
        Operating activities                           -
     Restricted cash                                   -              -      (15,000)
     Accrued expenses                                  -              -        7,500
     Due to principal stockholder                      -          2,300       22,334
                                                 -------        -------     --------

           Net cash Provided by Operating
              Activities                               -              -        3,434

CASH FLOWS FROM FINANCING
     ACTIVITIES


      Sales of common stock                          200              -       15,200

      Cost of registering securities                   -              -      (18,534)
                                                 -------        -------     --------

           Net Cash Provided by Financing
               Activities                            200              -       (3,334)
                                                 -------        -------     --------

                     Net increase in Cash            200              -          100

CASH AT BEGINNING OF                                   -            100            -
PERIOD                                           -------        -------     --------

CASH AT END OF PERIOD                          $     200      $     100    $     100
                                                 =======        =======     ========
SUPPLEMENTAL CASH FLOW INFORMATION:
          None

See accompanying notes to financial statements.


                         NEW ENGLAND ACQUISITIONS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


     1.        Condensed Financial Statements

               In the opinion of the Company, the accompanying unaudited condensed financial statements include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosure, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed and omitted. The condensed financial statements should be read in conjunction with the Company's financial statements included in its Form 10KSB , as amended, for the period April 18, 2001 (inception) to March 31, 2002. The Company has had no significant operations since inception. Results for the three months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending March 31, 2003.

     2.        Sale of Common Stock

               In December 2001, the Company sold 7,500 shares of its common stock at $2.00 per share under its registration statement on Form SB2 filed with the Securities and Exchange Commission. The proceeds and any interest or dividends are being held in an escrow account for the sole benefit of the purchasers of the shares. The Company has filed a post-effective amendment to its registration statement which describes, among other things, the Agreement referred to in Note 3 of Notes to these Financial Statements. Within five business days after the effective date of the amendment, the Company will send to each purchaser of securities held in escrow, a copy of the prospectus. Each purchaser will have no fewer than 20 business days from the effective date of the amendment to notify the Company in writing that the purchaser elects to remain an investor. The acquisition will be consummated if the holders of at least 7,000 shares confirm their investments. If the acquisition is consummated, funds held in escrow for the benefit of the confirming investors will be released to the Company and any remaining funds will be returned to the other purchaser.

      3.        Commitments and Contingencies

               On March 21, 2002, the Company entered into an Asset and Rights Purchase Agreement with ADM Tronics Unlimited, Inc. to acquire the rights to market and sell three different medical products. (See Note 2 of Notes to these Financial Statements). If the Agreement is consummated, the Company will issue ADM Tronics 150,375 shares of the Company's common stock and pay ADM Tronics a royalty of 6% of gross sales of the products, less discounts, returns and allowances. The Company will also pay consulting fees and related expenses for any time expended by ADM Tronics' employees for any services related to the products other than manufacturing activities, to be mutually agreed upon in advance of any of the services. In order to maintain exclusivity with respect to the medical products, the Company will be required to pay certain minimum royalties to ADM Tronics. The Company must also pay $25,000 to ADM Tronics in advance of the initiation of production of one of the products for ADM Tronics' expenses and establishment of regulatory support and processes for distribution. If the Company does not make the payment within one year from the consummation of the transaction with ADM Tronics, the Company will loose the exclusive rights to the product.

Item 2.   Management's Plan Of Operation


The following should be read in conjunction with our financial statements and the related notes that appear elsewhere in this report. The discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

We have not had any revenues or operations since inception. Our sole objective is to become an operating business.

Our ability to become and continue as a going concern is dependent upon obtaining additional substantial capital. In view of the limited amount of funds available to us, we may exhaust our limited financial resources before making an acquisition.

If we consummate the proposed transaction with ADM Tronics Unlimited, Inc., we will obtain limited rights to sell an ethnic shave cream, a burn lotion and the Aurex-3 device. Subject to the availability of sufficient capital, we intend to aggressively market the products we obtain. We believe that we will require funding of approximately $140,000 to aggressively market the products and for working capital during the first year after our acquisition of the products. We believe that we can begin marketing the products within three months from the time we acquire them from ADM Tronics.

We plan to obtain $150,000 through the private sale of our common stock. We cannot assure you that we will be successful in obtaining any funds or that $150,000 will be sufficient to fund our initial operations.

If we are successful in obtaining additional capital of $150,000, we plan to initially utilize a phased communications and distribution strategy to market the ethnic shave cream. We intend to begin with New York City and the Bahamas. In the first phase, a communications piece will be developed and distributed to distribution units and orders will be taken from a website, or by replying to the direct mail campaign. In the second phase, communications will be sent to Philadelphia, Baltimore, Washington, Chicago, Detroit, Houston, Memphis, New Orleans, and, subsequently, Los Angeles. In the third phase, we intend to hire a sales person to visit large distributors to retail stores. Our estimated initial expenditures are $50,000 for the design and development of our website and its maintenance for the first year, $2,000 for the purchase of lists, and $15,000 for the development, production and distribution of hard copy and offline mail messages.

We also plan to use a similar phased communications and distribution strategy to market the Aurex-3. Our estimated initial expenditures are $50,000 for the design and development of our website and its maintenance for the first year, and $15,000 for the development, production and distribution of hard copy and offline mail messages.

If we are only able to obtain additional capital of at least $70,000, but less than $140,000, we intend to aggressively market the ethnic shave cream and market the Aurex-3 solely through commissioned sales agents. If we are able to obtain additional capital of at least $140,000, we intend to aggressively market the ethnic shave cream and the Aurex-3.

If we not able to obtain additional capital of at least $70,000, we intend to market the ethnic shave cream through commissioned sales agents and, to the extent of available capital, engage in limited promotional activities.

Depending upon the additional capital, if any, that we obtain, we anticipate that upon release to us of funds held in escrow we will be able to meet our cash needs for not less than six months nor more than one year. We believe that we can begin marketing products within three months from the time we acquire them from ADM Tronics.

We do not have any immediate plans to market the burn lotion.

If we cannot obtain any meaningful amounts of capital or if the only funds available to us are those released to us from the escrow account, we will attempt to market the products solely through commissioned sales agents. There can be no assurance that we can find suitable sales agents who will work solely on a commission basis or that the products can be sold without any promotional activities on our part. The proceeds from the escrow account will only be sufficient to meet our anticipated capital requirements for less than six months. If we exhaust our capital and cannot obtain additional capital, our stockholders can expect to lose all of their investment.

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

We will reimburse ADM Tronics for an estimated amount of $4,500 for any tooling or non-recurring engineering services that are required to be secured in support of the manufacturing of our products. Tooling includes molds, plates, screens and other items used to produce components in a manufacturing process. Non-
recurring engineering services are   services such as drafting, preparation of
schematics, evaluations and measurements that are performed prior to manufacturing but are not repeated during the manufacturing process.

If we do not consummate the agreement with ADM Tronics, we will attempt to make another acquisition. If we do not make an acquisition satisfying the requirements of Rule 419 under the Securities Act of 1933 prior to March 28, 2003, all funds then held in the escrow account will be returned to the purchasers.


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


     New England Acquisitions, Inc.


     By:  /s/ Gary Cella
              ---------------
     Name:    Gary Cella
     Title:   Chief Executive Officer and Chief Financial Officer
     Date:    August 13, 2002