Form 10QSB/A
period 2002-06-30
NEW ENGLAND ACQUISITIONS INC
filed 2002-08-15
CIK 1142790

================================================================================

                                 United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                  Form 10-QSB/A


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

               3.01(b) Form of Articles of Amendment to Articles of Incorporation.**

               3.03      Bylaws.*

               4.01      Form of Specimen Stock Certificate
                         for the Registrant's Common Stock. **

               10.01     Escrow Agreement of August 3,
                         2001 between the Registrant and Patriot
                         National Bank.**

               99.01     Certification of Chief Executive Officer and
                         Chief Fiancial Officer.***
_________________________________
* Filed as part of registration statement on Form SB-2, File No. 333-63432., and hereby incorporated by reference.

** Filed as part of Amendment No. 1 to registration statement on Form SB-2 and hereby incorporated by reference.

***  Filed herewith

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


     New England Acquisitions, Inc.


     By:  /s/ Gary Cella
              ---------------
     Name:    Gary Cella
     Title:   Chief Executive Officer and Chief Financial Officer
     Date:    August 15, 2002