Form 10QSB
period 2002-09-30
NEW ENGLAND ACQUISITIONS INC
filed 2002-11-15
CIK 1142790

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

                For the Quarterly Period Ended September 30, 2002

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

================================================================================

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes __X__  No  ____

The number of shares of the registrant's only class of common stock outstanding on November 13, 2002 was 3,157,875.

Transitional Small Business Disclosure format (check one):

                                Yes_____  No_X___

================================================================================

TABLE OF CONTENTS


                                                                 PAGE
PART I - FINANCIAL INFORMATION

  ITEM 1.  FINANCIAL STATEMENTS                                    2

BALANCE SHEET (unaudited) - as of September 30, 2002               2


STATEMENT OF STOCKHOLDERS' EQUITY (unaudited)- For the
Period April 18, 2001 (Inception) to September 30, 2002            3

TATEMENT OF NET LOSS (unaudited) -- For the Three and
Six Month Periods Ended September 30, 2002 and 2001 and the
period from April 18, 2001 (Inception) through September
30, 2002                                                           4

STATEMENTS OF CASH FLOWS (unaudited) -- For the Six Months
Periods Ended September 30, 2002 and 2001 and the Period from
April 18, 2001 (Inception) through September 30, 2002.             5

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)                          6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF           7
OPERATION

ITEM 3.  CONTROLS AND PROCEDURES                                   9

PART II - OTHER INFORMATION                                        9

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                 9
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                         10

SIGNATURES                                                        10
CERTIFICATION                                                     11
===========================================================================



                         PART I   FINANCIAL INFORMATION

Item 1.   Financial Statements




                         NEW ENGLAND ACQUISITIONS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                 BALANCE SHEETS

                                                  March 31,     September 30,
                                                    2002            2002
                                                  (Audited)      (Unaudited)
                                                 ----------     ------------
CURRENT ASSETS
   Cash                                          $      100       $      100
                                                 ----------     ------------
        Total Current Assets                            100              100

OTHER ASSETS
   Restricted Cash                                   15,000           15,000
                                                 ----------     ------------
                                                 $   15,100       $   15,100
                                                 ==========     ============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accrued expenses                              $    7,500       $    7,500
   Due to principal stockholder                      20,034           23,584
                                                 ----------     ------------
        Total Cu                                     27,534           31,084

STOCKHOLDERS' EQUITY
   Common stock authorized 150,000,000
     shares; $0.00001 par value; issued
     and outstanding 3,007,500 shares
     at March 31 and September 30, 2002                  30               30
   Deficit accumulated during De                    (12,464)         (16,014)
                                                 ----------     ------------
        Total Stockholders' Equity-Deficit          (12,434)         (15,984)
                                                 ----------     ------------
                                                 $   15,100       $   15,100
                                                 ==========     ============

See accompanying notes to financial statements.

                         NEW ENGLAND ACQUISITIONS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                       STATEMENT OF STOCKHOLDERS' EQUITY
        For the Period April 18, 2001 (Inception) to September 30, 2002


                               Common Stock        Contributed      Accumulated
                            Number       Amount      Capital          Deficit        Total
                          ---------     -------    -----------      -----------    --------
Issuance of shares to
offices and directors
@$.001 per share            200,000     $   200             -               -      $    200

Effect of 15 to 1
 stock split and
 change of par
 value to $.00001
 per share                2,800,000        (170)     $    170               -             -

Sale of 7,500
 shares @$2.00
 per share                    7,500           -        15,000               -        15,000

Cost of registration              -           -       (15,170)         (3,364)      (18,534)

Net loss for period               -           -             -         ($9,100)       (9,100)

Balance
March 31,
  2002 (audited)          3,007,500          30             -         (12,464)      (12,434)

Net loss for the
  six month period
  ending September
  30, 2002
(unaudited)                       -           -                        (3,550)       (3,550)
                          ---------     -------    -----------      -----------    --------
                          3,007,500     $    30      $      -        ($16,014)     ($15,984)
                          =========     =======    ===========      ===========    ========

See accompanying notes to financial statements.


                         NEW ENGLAND ACQUISITIONS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                             STATEMENT OF NET LOSS


                                                                                                         Inception
                                     For the three month Period      For the six month Period                to
                                         ended September 30,             ended September 30,              June 30,
                                         2001            2002           2001            2002                2002
                                      Unaudited       Unaudited     (Unaudited)     (Unaudited)
                                     ----------      ---------       ------------     ------------      ------------

GENERAL AND ADMINISTRATIVE
     EXPENSES
       Professional fees             $     -         $   1,250       $          -     $      3,550      $     12,550
       Bank charges                        -                 -                  -                -               100
                                     ----------      ---------       ------------     ------------      ------------
                                           -             1,250                  -            3,550            12,650
                                     ----------      ---------       ------------     ------------      ------------

NET LOSS FOR THE PERIOD              $     -         $   1,250       $          -     $      3,550      $     12,650
                                     ==========      =========       ============     ============      ============

NET LOSS PER SHARE                   $     -         $       -       $          -     $     (0.001)     $     (0.004)
                                     ==========      =========       ============     ============      ============

Weighted average number of common
     Shares Outstanding                    -                 -          3,000,000        3,007,500         3,004,789
                                     ==========      =========       ============     ============      ============

See accompanying notes to financial statements.


                         NEW ENGLAND ACQUISITIONS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENT OF CASH FLOWS
                                  (Unaudited)


                                                                                  Inception
                                               For the six month                     To
                                           Period ended September 30,           September 30,
                                              2001               2002               2002
                                          (Unaudited)        (Unaudited)
                                           ---------          ---------         ------------
CASH FLOWS FROM OPERATING
     ACTIVITIES
     Net loss for the period               $      -          $   3,550          $  (12,650)
     Adjustments to reconcile net loss to
        Net cash provided by (used in)
        Operating activities                      -
     Restricted cash                              -                  -             (15,000)
     Accrued expenses                             -                  -               7,500
     Due to principal stockholder                 -              3,550              23,584

           Net cash Provided by Operating
              Activities                          -                  -               3,434

CASH FLOWS FROM FINANCING
     ACTIVITIES


      Sales of common stock                     200                  -              15,200
      Cost of registering securities              -                  -             (18,534)

        Net Cash Provided by Financing
               Activities                       200                  -              (3,334)


      Net increase in Cash                      200                  -                 100

CASH AT BEGINNING OF PERIOD                       -                100                   -
                                           ---------          ---------         ------------
CASH AT END OF PERIOD                      $    200          $     100          $      100
                                           =========          =========         ============
SUPPLEMENTAL CASH FLOW INFORMATION:

      None

See accompanying notes to financial statements.


                         NEW ENGLAND ACQUISITIONS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


 1. Condensed Financial Statements

    In the opinion of the Company, the accompanying unaudited condensed financial statements include all adjustments) consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosure, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed and omitted. The condensed financial statements should be read in conjunction with the Company's financial statements included in its Annual Report on Form 10-KSB for the year ended March 31, 2002. Reference is also made to Post Effective Amendment Number 5 to the Company's registration statement on Form SB-2. The Company has had no significant operations since inception.

 2. Subsequent Events

    All of the purchasers of 7,500 of shares of the company's common stock in the initial public offering have confirmed their investment.

    On October 7, 2002, the Company, through a newly formed wholly owned subsidiary, consummated its Asset and Rights Purchase Agreement with ADM Tronics Unlimited, Inc. to acquire the right to market and sell three different medical products and entered into a manufacturing agreement with ADM Tronics. As a result, the Company issued 150,375 shares of its common stock to ADM Tronics

    On November 3, 2002, 3,007,500 shares and $15,000 were released from the escrow account at Patriot National Bank. The $15,000, which was previously reflected as restricted cash, has become operating cash.

================================================================================

Item 2.   Management's Plan Of Operation

The following should be read in conjunction with our financial statements and the related note that appear elsewhere in this Quarterly Report.. The discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

We have not had any revenues or operations since inception. Our ability to become and continue as a going concern is dependent in significant part upon obtaining additional substantial capital

We have obtained limited rights to sell an ethnic shave cream, a burn lotion and the Aurex-3 device from ADM Tronics Unlimited, Inc. Subject to the availability of sufficient capital, we intend to initially aggressively market the shave cream and the Aurex-3. We have no plans to market the burn lotion.
We believe that we will require funding of approximately $140,000 to aggressively market the products and for working capital during the first year after our acquisition of the products. We believe that we can begin marketing the products within three months from the time we acquire them from ADM Tronics.

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

If we are only able to obtain additional capital of at least $70,000, but less than $140,000, we intend to develop a website and to market the ethnic shave cream and the Aurex-3 through the website and our communications piece. If we are able to obtain additional capital of at least $140,000, we intend to aggressively market the ethnic shave cream and the Aurex-3.

If we not able to obtain additional capital of at least $70,000, we intend to market the ethnic shave cream through commissioned sales agents and our sales piece and, to the extent of available capital, engage in additional limited promotional activities.

If we only obtain proceeds of $50,000 or less, including $7,500 released to us from the escrow account, the capital will only be sufficient to meet our anticipated capital requirements for less than six months. Even if we are able to obtain additional capital of $150,000 in addition to the proceeds from the escrow account, we believe that the capital will only be sufficient to meet our anticipated capital requirements for one year. If we exhaust our capital and cannot obtain additional capital, our stockholders can expect to lose all of their investment.

We believe that we can begin marketing products within three months from the time we acquired them from ADM Tronics.

If we cannot obtain any meaningful amounts of capital or if the only funds available to us are those released to us from the escrow account, we will attempt to market the products solely through commissioned sales agents and our sales piece and we will not be able to develop a website. There can be no assurance that we can find suitable sales agents who will work solely on a commission basis or that the products can be sold without any promotional activities on our part, other than the communications piece we intend to develop.

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

We must pay $25,000 to ADM Tronics in advance of the initiation of production of the burn lotion for ADM Tronics' expenses and establishment of regulatory support and processes for the distribution of the burn lotion by us. If we do not make the payment within one year from the consummation of the transaction with ADM Tronics, we will lose the exclusive rights to the burn lotion. Because we do not have any plans to market the burn lotion, we do not believe that the loss of the exclusive rights would be material to us.

We do not expect to purchase or sell any significant equipment, engage in product research or development and do not expect any significant changes in the number of our employees.


Item 3.  Controls and Procedures.

(a) The registrant's principal executive officer and principal financial officer has evaluated the effectiveness of the registrant's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) as of a date within 90 days prior to the filing date of this quarterly report and has concluded that disclosure controls and procedures of the registrant have ensured that material information relating to the registrant, including its consolidated subsidiary, is made known to him by others within those entities, particularly during the period in which this quarterly report is being prepared.

(b) There were no significant changes in the registrant's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

(c) Not applicable



                           PART II  OTHER INFORMATION


Item 2.        Changes in Securities and Use of Proceeds.

     (a), (b), (c)    Not applicable.

     (d) The registrant's registration statement on Form SB-2, file number 333-63432, was declared effective on September 28, 2001. The offering commenced on October 31, 2001. Of the 15,000 shares of common stock registered at an aggregate offering price of $30,000, 7,500 shares were sold for an aggregate of $15,000. All of the proceeds had been deposited and continued to remain in an escrow account as of September 30, 2002. The expenses of the offering are described in such registration statement.

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

               3.01(b) Form of Articles of Amendment to Articles of Incorporation.**

               3.03      Bylaws.*

               4.01 Form of Specimen Stock Certificate for the Registrant's Common Stock. **

               10.01 Escrow Agreement of August 3, 2001 between the Registrant and Patriot National Bank.**

-------------------------------------------------
* Filed as part of registration statement on Form SB-2, File No. 333-63432 and hereby incorporated by reference.

** Filed as part of Amendment No. 1 to registration statement on Form SB-2 and hereby incorporated by reference.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


     New England Acquisitions, Inc.


     By:  /s/ Gary Cella
              ----------
     Name:    Gary Cella
     Title:   Chief Executive Officer and Chief Financial Officer
     Date:    November 14, 2002

================================================================================


                                  CERTIFICATION

 I, Gary Cella, certifies that:

 1. I have reviewed this quarterly report on Form 10-QSB of New England Acquisitions, Inc.;

 2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

 3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

 4. I am the registrant's only certifying officer and am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

 5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

 6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002.

/s/ Gary Cella
    ----------
    Gary Cella
    Principal Executive Officer and
    Principal Financial Officer of the Registrant



                  CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND
                      CHIEF FINANCIAL OFFICER PURSUANT TO
                  18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT
                TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I hereby certify that the Quarterly Report of New England Acquisitions, Inc. on Form 10-QSB for the quarterly period ended June 30, 2002, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in the Quarterly Report fairly presents, in all material respects, the financial condition of New England Acquisitions, Inc


Date:  November 14, 2002     /s/ Gary Cella
                                 ----------
                                 Gary Cella
                                 Chief Executive Officer and
                                 Chief Financial Officer

================================================================================