Form 10QSB
period 2002-12-31
NEW ENGLAND ACQUISITIONS INC
filed 2003-02-14
CIK 1142790

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  Form 10-QSB

     (Mark One)


     /x/ Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
         Act of 1934

                For the Quarterly Period Ended December 31, 2002

     / / Transition Report Under Section 13 or 15(d) of the Securities Exchange
         Act of 1934

     For the Transition Period from __________ to ____________


                        Commission File Number 333-63432

                         New England Acquisitions, Inc.
         (Exact name of small business issuer as specified in charter)

                                    Florida
        (State of either jurisdiction of incorporation or organization)

                                   65-1102237

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




         The number of shares of the issuer's outstanding common stock, which is the only class of its common equity,
                      on February 12, 2003 was 3,157,875.

                                ________________

           Transitional Small Business Disclosure format (check one):

                               Yes_____  No_X___


================================================================================


PART I   FINANCIAL INFORMATION

Item 1. - Financial Statements

                         NEW ENGLAND ACQUISITIONS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                 BALANCE SHEETS

                                                       March 31,    December 31,
                                                         2002           2002
                                                        -------      ---------
                                                       (Audited)    (Unaudited)
CURRENT ASSETS
   Cash                                                    $100        $9,238
                                                        -------      ---------
        Total Current Assets                                100         9,238

OTHER ASSETS
   Restricted Cash                                       15,000            -
   License agreement                                          -        75,188
                                                        -------      ---------
                                                         15,000        75,188
                                                        -------      ---------
                                                        $15,100       $84,426
                                                        =======      =========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accrued expenses                                      $7,500        $7,500
   Due to principal stockholder                          20,034        23,584
                                                        -------      ---------
        Total Current liabilities                        27,534        31,084

STOCKHOLDERS' EQUITY
   Common stock authorized 150,000,000
     shares; $0.00001 par value; issued
     and outstanding 3,007,500 and
     3,157,875 shares at March 31
     and December 31, 2002                                   30            32
   Additional paid-in capital                                 -        75,186
   Deficit accumulated during Development Stage         (12,464)      (21,876)
                                                        -------      ---------
        Total Stockholders' Equity-Deficit              (12,434)       53,342
                                                        -------      ---------
                                                        $15,100       $84,426
                                                        =======      =========

See accompanying notes to financial statements.


                         NEW ENGLAND ACQUISITIONS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                       STATEMENT OF STOCKHOLDERS' EQUITY
         For the Period April 18, 2001 (Inception) to December 31, 2002



                                      Contributed              Accumulated
                                  Number        Amount      Capital    Deficit           Total
                                ---------     --------     --------   --------         -------
Issuance of shares to
 offices and directors
 @$.001 per share                 200,000       $  200            -          -            $200

Effect of 15 to 1
 stock split and
 change of par
 value to $.00001
 per share                      2,800,000         (170)        $170          -               -

Sale of 7,500
 shares @$2.00
 per share                          7,500            -       15,000          -          15,000

Cost of registration                    -            -      (15,170)   ($3,364)        (18,534)

Net loss for period                     -            -            -     (9,100)         (9,100)
                                ---------     --------     --------   --------         -------
Balance
March 31,
  2002 (audited)                3,007,500           30            -    (12,464)        (12,434)

Issuance of shares
  for purchase of
  License agreement
  at $.50 per share               150,375      275,186       75,186          -          75,188

Net loss for the
  nine month period
  ending December
  31, 2002
  (unaudited)                           -            -            -     (9,412)         (9,412)
                                ---------     --------     --------   --------         -------
                                3,157,875          $32      $75,186   $(21,876)       ($53,342)
                                =========     ========     ========   ========         =======

See accompanying notes to financial statements.



                         NEW ENGLAND ACQUISITIONS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                             STATEMENT OF NET LOSS


                                                                                               Inception
                                For the three month Period       For the six month Period         to
                                     ended December 31,               ended December 31,      December 31,
                                2001              2002             2001            2002          2002
                                ---------       ---------        ---------     ---------       ---------
                                Unaudited       Unaudited       (Unaudited)                   (Unaudited)

GENERAL AND
  ADMINISTRATIVE
  EXPENSES                           $500         $5,862              $500        $9,412         $21,876
                                ---------       ---------        ---------     ---------       ---------
                                      500          5,862               500         9,412          21,876
                                ---------       ---------        ---------     ---------       ---------
NET LOSS FOR
  THE PERIOD                         $500         $5,862              $500        $9,412         $21,876
                                =========       =========        =========     =========       =========
NET LOSS PER
  SHARE                              $  -         $    -              $  -       ($0.003)        ($0.007)
                                =========       =========        =========     =========       =========
Weighted average
  number of common
  Shares Outstanding                    -              -         2,239,475     3,044,166       3,030,000
                                =========       =========        =========     =========       =========


See accompanying notes to financial statements.



                         NEW ENGLAND ACQUISITIONS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENT OF CASH FLOWS
                                  (Unaudited)



                                                                                     Inception
                                                     For the nine month                 To
                                                    Period Ended December 31        December 31
                                                       2001         2002                2002
                                                   ---------      ---------         -----------
                                                  (Unaudited)    (Unaudited)
CASH FLOWS FROM OPERATING  ACTIVITIES

   Net loss for the period                        $      -        ($9,412)            ($18,512)
   Adjustments to reconcile net loss to
      Net cash provided by (used in)
      operating activities                               -              -                    -
   Restricted cash                                       -              -                    -
   Accrued expenses                                      -              -                7,500
   Due to principal stockholder                          -          3,550               23,584
                                                   ---------      ---------         -----------
        Net cash Provided by Operating Activities        -         (5,862)              12,572

CASH FLOWS FROM FINANCING ACTIVITIES

   Sales of common stock                               200         15,000               15,200
   Cost                                                  -              -              (18,534)
                                                   ---------      ---------         -----------
        Net Cash Provided by Financing Activities      200         15,000               (3,334)
                                                   ---------      ---------         -----------
   Net increase in cash                                200          9,138                9,238

CASH AT BEGINNING OF PERIOD                              -            100                    -
                                                   ---------      ---------         -----------
CASH AT END OF PERIOD                                 $200         $9,238               $9,238
                                                   =========      =========         ===========
SUPPLEMENTAL CASH FLOW INFORMATION:  None

See accompanying notes to financial statements.



                         NEW ENGLAND ACQUISITIONS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                       NOTES TO THE FINANCIAL STATEMENTS


     1.   Condensed Financial Statements

     In the opinion of the Company, the accompanying unaudited condensed financial statements include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosure, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed and omitted. The condensed financial statements should be read in conjunction with the Company's financial statements included in its Annual Report on Form 10K-SB for the fiscal year ended March 31, 2002. Reference is also made to the Company's Post Effective Amendment Number 5 to the Company's prospectus dated October 7, 2002 filed pursuant to Rule 424 under the Securities Act of 1933. The Company has had no significant operations since inception.

     2. Assets and Rights Agreement

     On October 7, 2002, the Company acquired certain rights to market and sell three different products from ADM Tronics Unlimited, Inc.. In connection with the acquisition, the Company issued 150,375 shares of its common stock to ADM Tronics Unlimited, Inc. An aggregate value of $75,188 was assigned to the shares.

Item 2.   Management's Plan Of Operation

The following should be read in conjunction with our financial statements and the related note that appear elsewhere in this Quarterly Report.. The discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

We have not had any revenues or operations since inception. Our ability to become and continue as a going concern is dependent in significant part upon obtaining additional substantial capital.

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

We now believe that we can begin marketing products d during the third quarter of 2003. If we cannot obtain any meaningful amounts of capital or if the only funds available to us are those released to us from the escrow account, we will attempt to market the products solely through commissioned sales agents and our sales piece and we will not be able to develop a website. There can be no assurance that we can find suitable sales agents who will work solely on a commission basis or that the products can be sold without any promotional activities on our part, other than the communications piece we intend to develop.

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

We are in the advanced stage of negotiation to acquire all of the equity interest in a corporation that intends to shortly open a retail store which will sell and install automobile stereo and security systems. The equity interest is owned by the brother of our president. If we make the acquisition, we anticipate, issuing 100,000 shares of our common stock to the seller. We cannot assure you that the acquisition will be made or, if made, that it will be advantageous to us.


Item 2.   Controls and Procedures.

  (a) Our principal executive officer and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) as of a date within 90 days prior to the filing date of this quarterly report and has concluded that our disclosure controls and procedures are adequate.

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

  (c)  Not applicable


                           PART II  OTHER INFORMATION

Item 2.        Changes in Securities and Use of Proceeds.

     (a), (b)  Not applicable

     (c) On November 7, 2002, we issued 150,375 shares of our common stock to ADM Tronics Unlimited, Inc. pursuant to our Asset and Rights Purchase Agreement with ADM Tronics Unlimited, Inc. as described in our prospectus dated October 7, 2002 filed pursuant to Rule 424 under the Securities Act of 1933. Reference is made to the prospectus for a description of the Agreement as well as the type and amount of consideration we received. There were no principal underwriters. We claimed an exemption from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) of that Act inasmuch as no public offering was involved.

     (d) During the quarterly period ended December 31, 2002, we utilized approximately $6,000 of the proceeds from our public sale of common stock. Of the foregoing, $2,200 was paid to our president to reimburse him for expenses he had advanced on our behalf and the remainder represented professional fees, web site development costs and administrative costs.

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

               3.01 (b) Form of Articles of Amendment to Articles of Incorporation.**

               3.03      Bylaws.*

               4.01 Form of Specimen Stock Certificate for the Registrant's Common Stock. **

               10.01 Escrow Agreement of August 3, 2001 between the Registrant and Patriot National Bank.**

               99.01     Certification Of Chief Executive Officer
                         And Chief Financial Officer
_________________________________
* Filed as part of registration statement on Form SB-2, File No. 333-63432., and hereby incorporated by reference.

** Filed as part of Amendment No. 1 to registration statement on Form SB-2 and hereby incorporated by reference.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     New England Acquisitions, Inc.


     By: /s/ _Gary Cella___
     Name:    Gary Cella
     Title:   Chief Executive Officer and Chief Financial Officer
     Date:    February 14, 2003


                                  CERTIFICATION

I, Gary Cella, certify that:

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

4. I am the registrant's only certifying officer and am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003

 /s/ Gary Cella
 -------------------------
     Gary Cella
     Principal Executive Officer and
     Principal Financial Officer of the Registrant