Form 10KSB
period 2003-03-31
NEW ENGLAND ACQUISITIONS INC
filed 2003-06-25
CIK 1142790

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

                    For the fiscal year ended March 31, 2003

                                       OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from         to

                         Commission File No.  333-63432

                         NEW ENGLAND ACQUISITIONS, INC.
                 (Name of Small Business Issuer in its Charter)

                       FLORIDA                      65-1102237
            (State or Other Jurisdiction        (I.R.S. Employer
                  of Incorporation            Identification Number)
                tion or Organization)


                    5 Ridge Road, Cos Cob, CT            06807
             (Address of Principal Executive Offices)  (Zip Code)

                   Issuer's Telephone Number:    203-622-1848

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

                     YES  _X_                     NO  ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.            X

State issuer's revenues for its most recent fiscal year

$13,246

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days:

$685,240 as of May 22, 2003

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

        3,557,875 shares of Common Stock as of June 17, 2003

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

        Not Applicable

Transitional Small Business Disclosure Format (check one):

                     YES  ___                     NO  _X_

                                     INDEX

                                                                                   Page
                                     Part I


Item 1.   Description Of Business.....................................................4

Item 2.   Description Of Property....................................................13

Item 3.   Legal Proceedings..........................................................13

Item 4.   Submission of Matters to a Vote of Security Holders........................13


                                    Part II


Item 5.   Market for Registrant's Common Equity
          and Related Stockholder Matters............................................13

Item 6.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations..................................................15

Item 7.   Financial Statements and Supplementary Data

          Report of Independent Auditor.............................................F-1

          Balance Sheet
          March 31, 2003............................................................F-2

          Statement Of Stockholders' Equity
          For The Period April 18, 2001 (Inception) To March 31, 2003...............F-3

          Statement Of Net Loss
          For The Period Inception (April 18, 2001) To March 31, 2003...............F-4

          Statement Of Cash Flows
          For The Period April 18, 2001 (Inception) To March 31, 2003...............F-5

          Notes To Financial Statements
          March 31, 2003.....................................................F-6 to F-15

Item 8.   Changes in and Disagreements with Accountants on Accounting
          And Financial Disclosures..................................................16


                                    Part III


Item 9.   Directors and Executive Officers of the Registrant.........................16

Item 10.  Executive Compensation.....................................................18

Item 11.  Security Ownership of Certain Beneficial Owners and Management.............20

Item 12.  Certain Relationships and Related Transactions.............................22

Part IV.

Item 13.  Exhibits, Financial Statement Schedules and Reports on Form 8-K............22

Item 14. Controls And Procedures.....................................................23

Signatures...........................................................................24

Certification........................................................................25


PART I



ITEM 1.         DESCRIPTION OF BUSINESS

We are a Florida corporation formed on April 8, 2001. We were organized to be a blank check company.

ACQUISITION OF ASSETS AND RIGHTS FROM ADM TRONICS UNLIMITED, INC.

In November 2002, we purchased from ADM Tronics Unlimited, Inc. certain rights to an ethnic shave cream, a burn lotion and a medical device known as the Aurex-3 which has been designed to treat a condition known as tinnitus. The purchase price was 150,375 shares of our common stock and our agreement to make the payments as described below.

We also entered into an exclusive manufacturing agreement with ADM Tronics under which ADM Tronics will manufacture the ethnic shave cream, burn lotion and the Aurex-3 for us. ADM Tronics will also maintain raw material supplies and finished goods as necessary and provide oversight and guidance with respect to regulatory requirements regarding the marketing of the products. Under the manufacturing agreement, we have agreed with ADM Tronics that ADM Tronics will be the exclusive manufacturer of the products that we purchase from it as well as all other medical products, topical and cosmetic products which we may acquire and distribute. The price that we will pay to ADM Tronics for products that it manufactures for us will be 120% of ADM Tronics' cost of all raw materials and all supplies and direct labor and an overhead allocation. In addition, we will reimburse ADM Tronics for any tooling or non-recurring engineering services that are required to be secured in support of the manufacturing of our products.

We will pay ADM Tronics a royalty of 6% of gross sales of the products, less discounts, returns and allowances. We will also pay consulting fees and related expenses for any time expended by ADM Tronics' employees for any services related to the products other than manufacturing activities. The fees and expenses, which we do not expect will be material, will be agreed upon by ADM Tronics and us in advance of any of the services.

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

ADM Tronics has told us that because of the characteristics of the ethnic shave cream, it is especially well suited for use by men with a debilitating and painful skin condition known as pseudofollicullitus barbae, commonly referred to as PFB or razor bumps. Razor bumps are created when the growing beard hairs exit the skin, curl over, and burrow into the adjacent skin. This creates a foreign body reaction resulting in an unsightly "bump." According to an article entitled Men: "Play It Safe" With Your Skin by Tamar Nordenberg on the website of discoveryhealth.com, "..for men with curly hair, shaving can have the bothersome result of leaving behind razor bumps, technically known as pseudofolliculitus barbae, caused by hair that grows back into the skin." The article also states that "According to Nicholas Perricone, M.D., a dermatology professor at the Yale University School of Medicine, using alpha hydroxy and lipoic acid twice a day can minimize the bumps. Shaving less often or growing a beard are alternatives for dealing with ingrown hairs."

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

Under the Asset and Rights Purchase Agreement, we have acquired worldwide rights relating to ADM Tronics' ethnic shave cream which will be modified for us for sale by us under our own label. We may not sell the ethnic shave cream under any trademarks, trade names or designations used by ADM Tronics. We also intend to acquire rights relating to any other shave creams developed by or to be developed by ADM Tronics or any of its subsidiaries. ADM Tronics may continue to market an ethnic shave cream without limitations to its existing customers. The shave cream marketed to those customers has a different fragrance and less lubricity than does the ethnic shave cream that we intend to purchase from ADM Tronics

ADM Tronics began selling ethnic shave cream in 1988 under the brand name "No More Bumps." Since that time it has realized net sales of approximately $45,000. >From January 1, 2000 through April 30, 2002, ADM Tronics' existing customers purchased ethnic shave cream from ADM Tronics for approximately $8,000. Because ADM Tronics is primarily a product developer and manufacturer, it has not actively promoted sales of ethnic shave cream since 1992. Because of the limited sales that ADM Tronics has made to its existing customers, we do not believe the continued sales by ADM Tronics to those customers will have any material impact on our ability to market the ethnic shave cream. We will not be permitted to use ADM Tronics' brand name. Or trademarks. The ethnic shave cream is not patented.

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

The Aurex-3 is not intended to benefit all tinnitus sufferers. For example, sufferers of non-noise induced tinnitus may generally not experience any improvement in their symptoms In May 1998, a Premarket Notification, which is also referred to as a 510K, was filed by ADM Tronics with the FDA and was subsequently accepted. The acceptance permitted the marketing of the Aurex-3 in the United States for its intended indication, "The treatment and control of tinnitus." A 510(k) is a premarketing submission made to the FDA to demonstrate that the device to be marketed is as safe and effective, that is, substantially equivalent, to a legally marketed device that is not subject to premarket approval. Applicants must compare their 510(k) device to one or more similar devices currently on the U.S. market and make and support their substantial equivalency claims. A legally marketed device includes a device that was legally marketed prior to May 28, 1976 or a device which has been found to be substantially equivalent to such a device through the 510(k) process.
Applicants must submit descriptive data and, when necessary, performance data to establish that their device is substantially equivalent to an eligible device On August 4, 1998, the United States Patent and Trademark Office issued patent number 5,788,656 with respect to the Aurex-3. The patent expires 17 years after its issuance. The following claims were allowed:

1. An electronic stimulation system for treating a patient having a tinnitus condition in which he hears ringing or other sounds in the sonic frequency range, the sounds heard internally by the patient having predetermined frequencies, said system comprising:

          a. means to generate a complex electrical signal having frequency components lying with said sonic range, said means being adjustable by the patient to yield frequency components which interfere with the frequencies of the tinnitus sounds heard by the patient;

          b. means to produce mechanical vibrations corresponding to said complex signal; and

          c. means to apply said mechanical vibrations to a site on said patient in the proximity of the cochlea of his inner ear whereby the vibrations are transmitted to the cochlea to relieve the tinnitus condition.

2. A system as set forth in claim 1, in which the means to produce said mechanical vibrations includes a diaphragm and means to electromagnetically actuate the diaphragm in accordance with said complex signal.

3. A system as set forth in claim 2, in which the means to apply said vibrations to the patient includes a probe anchored on said diaphragm.

4. A system as set forth in claim 1, in which the means to generate the complex signal are constituted by a low sonic frequency oscillator which is adjustable in frequency and a high sonic frequency oscillator which is adjustable in frequency, and means to combine the adjusted outputs of said low and high-frequency oscillators to produce the complex signal having the desired frequency components.

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

At the end of December 1999, 6 Aurex-3 devices were made available to the Dutch Commission on Tinnitus & Hyperacusis. On December 24, 1999, six participants were examined by the Dutch Commission for their tinnitus and trained in the use of the Aurex-3 by an audiologist and adviser of the group. After a six-week trial period with six participants, during which one participant reported a worsening of tinnitus, the Dutch Commission concluded that no positive results could be reported. Although the Dutch Commission tentatively concluded that the Aurex-3 seldom or never has a positive effect on tinnitus, especially on high frequency tinnitus, it did not exclude the possibility that application of the Aurex-3 on patients with a low tone tinnitus might show better results. We have been advised by ADM Tronics that it believes that the Dutch Commission's conclusions are flawed primarily because of the small number of participants and the probable selection of participants whose condition could not be improved through the use of the Aurex-3. ADM Tronics has further advised us that, in its limited experience, when potential users of the Aurex-3 were pre-screened to eliminate those with non-noise induced or variable intensity tinnitus, more than 60% of the users of the Aurex-3 have experienced significant improvement. Other than the Dutch Commission's study, we are not aware of any independent study to determine the benefits, of any, of the Aurex-3. ADM Tronics Unlimited, Inc. has verbally advised our president that it would grant us the right to market the Aurex-3 in China. We provided a sample Aurex-3 to a Chinese distributor for its evaluation. The distributor has advised us, on the basis of limited use, that the sample has not been found to be effective.

Under the Asset and Rights Purchase Agreement, we acquired the use of all permits, approvals, licenses and authorizations held by ADM Tronics relating to the marketing of the Aurex-3. We will only be permitted to market the Aurex-3 in the United States where our marketing rights will be exclusive except for sales by ADM Tronics to an existing customer. ADM Tronics' sales to that customer have amounted to approximately $10,000. Because of the limited sales that ADM Tronics has made to its existing customers, we do not believe the continued sales by ADM Tronics to those customers will have any material impact on our ability to market the Aurex-3.

In the event that we do not purchase a minimum of 90 Aurex-3 devices from ADM Tronics within one year from the consummation of the transaction with ADM, with the minimum to increase by 10% above the previous year's minimum for each following year, ADM Tronics shall have the right to terminate our exclusivity with respect to the Aurex-3.

 MARKETING

In June 2003, we entered into a four year agreement with Ollie & Partners, L.L.C. Ollie & Partners has agreed to use its "best efforts" in all administrative, marketing and creative areas to bring the shave cream ad burn lotion to market. Ollie & Partners will be responsible for staffing, to the extent that that we obtain the necessary financial resources, developing marketing strategies, product names, packaging and graphics and production of necessary or desirable consumer advertisements, in-store displays, out-door or other multi-media for local or national publication. Under the agreement, we have issued to Ollie Johnson 100,000 shares of our common stock and have agreed to pay Ollie & Partners $6,000 and, if sales of the products exceed $1,000,000 during the four year period, we will pay Ollie & Partners 6% of such excess sales. Ollie Johnson is the chief executive officer of Ollie & Partners.

We cannot begin our marketing efforts unless we obtain additional capital. We cannot assure you that we can obtain the capital on terms acceptable to us, if at all, or that our marketing efforts will be successful.

ACQUISITION OF CJC ENTERPRISES OF NEW YORK, INC.

On February 27, 2003, pursuant a Stock Purchase Agreement of February 14, 2003 with Eugene Cella and CJC Enterprises of New York, Inc, we acquired CJC Enterprises of New York, Inc. from Mr. Cella as a wholly owned subsidiary. The purchase price consisted of 100,000 shares of our common stock. Eugene Cella is the brother of Gary Cella, our President. All references to "Mr. Cella" under the subcaption "Acquisition of CJC Enterprises of New York, Inc." refer to Eugene Cella. The consideration paid by us was negotiated between Mr. Cella and our President and was not necessarily related to any recognized criteria of value.

CJC opened a retail store under the name "Jazz Audio and Stereo" in Center Moriches, New York on February 17, 2003 which sold and installed automotive stereo systems, security devices and related products. The lease for the store terminates in December 2004. Although Mr. Cella owns and operates two other similar stores using the same name which are also located in Suffolk County, New York, we have no ownership or other interest those two stores.

In connection with the acquisition, we obtained the limited right to open or franchise additional Jazz Audio and Stereo stores provided that we bear all costs and issue 50,000 shares of our common stock to Mr. Cella for each such additional store. We do not have sufficient funds to bear any costs of opening or franchising any additional store.

Mr. Cella has entered into a ten year employment agreement with CJC which may be terminated by Mr. Cella at any time subsequent to the second year. Mr. Cella's salary during the first and second years are $26,000 and $31,200, respectively. His salary for each of the third through the tenth years will not be less than $35,000 and will be determined by the Board of Directors of CJC. Beginning with the third year, Mr. Cella may terminate the employment agreement on not less than thirty days written notice to CJC. Mr. Cella is only required to devote a portion of his time to CJC.

CJC has agreed to purchase inventory from Mr. Cella or a corporation designated by him at prices equal to 105% of the actual cost of Mr. Cella or such corporation.

Except as described in the following sentence, if the current value, as defined in the Stock Purchase Agreement with Mr. Cella, of the 100,000 shares issued to Mr. Cella is less than $250,000 on the first day that the New York Stock Exchange is open for trading subsequent to February 27, 2004, Mr. Cella will have the right to rescind the transaction. If Mr. Cella informs us that he desires to rescind, we may, however, issue to Mr. Cella securities whose then current value when added to the then current value of the 100,000 shares is not less than $250,000. If we exercises the option to issue such additional securities to Mr. Cella, Mr. Cella's right of rescission will terminate.

CJC has recently closed its retail store because it has not been profitable. Mr. Cella believes that the failure of the store was primarily a result of its location which was not on a heavily traveled thoroughfare. CJC intends to open another store in a more favorable location during the fourth quarter of 2003. CJC's ability to open another store is, however, in substantial part, dependant upon its ability to acquire not less than $50,000 of capital. CJC does not now have any meaningful capital or other assets and there can be no assurance that CJC will be successful in obtaining sufficient capital.

COMPETITION

We expect to encounter intense competition in our effort to market the products we obtained from ADM Tronics. In addition there is intense competition among concerns that sell and install automotive stereo systems, security devices and related products. Substantially all our competitors will have significantly greater experience, resources and managerial capabilities than we do.



EMPLOYEES

We have no employees other than our executive officers. To the extent we have sufficient capital, we expect to use consultants, attorneys and accountants as necessary, and do not anticipate a need to engage any full time employees.

ITEM 2.         DESCRIPTION OF PROPERTY

Other than the rights we acquired from ADM and those of CJC, we have no significant property.

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



                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

I.        (a)     The following table states the range of high and low bid
                  information for our common stock for each quarter for which quotes have been published within the last two fiscal years.
                  The source of the high and low bid information is internet quotes. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                  Quarter Ended           High Bid        Low Bid
                  March 31, 2003          $2.40           $1.90
                  December 31, 2002       $2.40           $1.60

          (b) On June 3, 2003, our common stock was held by 19 holders of record.

          (c) We have never paid any cash dividends on our common stock and have no intention of paying cash dividends in the foreseeable future. We intend to retain any earnings we may realize to finance our future growth.

          (d) As of March 31, 2003, we had no compensation plan (including individual compensation arrangements) under which our equity securities were authorized for issuance.

II.       (a)     In April 2001, we sold 1,500,000 shares of common stock, as adjusted for a subsequent stock split, each to Gary Cella and Jonathan B. Reisman. In November 2002, we sold 150,375 shares to ADM Tronics Unlimited, Inc. In February 2003, we sold
                  100,000 shares to Eugene Cella. In May 2003, we sold 100,000 shares of our common stock each to Gary Cella and Jonathan
                  Reisman. In June 2003, we sold 100,000 shares of our common stock to Ollie Johnson and 5,000 shares to Gary Cella.

          (b)     There were no principal underwriters.

          (c) The aggregate consideration for the securities sold to Messrs. Cella and Reisman in 2001 was $200. The consideration for the securities sold to ADM Tronics, Eugene Cella and Mr. Johnson is described in the response to Item 1 of this Annual Report. The consideration for the shares sold to Gary Cella and Mr. Reisman in May 2003 were their respective one year promissory notes in the amount of $200,000 each which will be payable at the option of the respective purchaser (a) in cash with interest at the annual rate of 5% or (b) 120% of the shares purchased by the purchaser, subject to customary adjustment in the event of any stock dividend, stock split, combination or exchange of shares, merger, consolidation, spin-off, recapitalization or other distribution (other than normal cash dividends) of assets to stockholders. The consideration for the shares sold to Gary Cella in June 2003 was $5,000.

          (d) We claimed exemption from the registration provisions of the Securities Act of 1933 with respect to the securities pursuant to Section 4(2) thereof inasmuch as no public offering was involved.

III. During the quarterly period ended March 31, 2003, we utilized approximately $6,200 of the proceeds from our public sale of common stock. Of the foregoing, $3,500 was paid to an affiliate of Mr. Reisman for legal fees. The remainder was paid for website development, shipping, edgarizing and accounting.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

MANAGEMENT'S PLAN OF OPERATION

The following should be read in conjunction with our financial statements and the related notes that appear elsewhere in this Annual Report. The discussion contains forward looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this prospectus, particularly in "Risk Factors."

We have not had any significant revenues since inception. Our sole objective is to become an operating business.

Our ability to become and continue as a going concern is dependent upon obtaining additional substantial capital. In view of the limited amount of funds available to us, we may exhaust our limited financial resources before locating an acquisition candidate.

We have obtained limited rights to sell an ethnic shave cream, a burn lotion and the Aurex-3 device from ADM Tronics Unlimited, Inc. Subject to the availability of sufficient capital, we intend to initially aggressively market the shave cream. We are reevaluating our plans to market the Aurex-3 and we have no plans to market the burn lotion. We believe that we will require funding of approximately $140,000 to aggressively market the shave cream and for working capital during the next year.

We plan to obtain $150,000 through the private sale of our common stock. We cannot assure you that we will be successful in obtaining any funds or that $150,000 will be sufficient to fund our initial operations.

We have recently entered into a marketing and promotion agreement with a firm specializing in ethnic products. We intend to formulate specific marketing plans when that firm completes its recommendations to us.

If we do not make minimum royalty payments or purchase certain quantities of products from ADM Tronics beginning in November 2003, and continuing in subsequent years, we will lose certain rights of exclusivity. We intend to pay the minimum royalties from revenues derived from sales. We do not know if we will be able to purchase a sufficient number of the Aurex-3 from ADM Tronics to maintain all of the rights we initially receive. We cannot assure you that we will derive any meaningful revenues from the sale of any of the products.

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

We must pay $25,000 to ADM Tronics in advance of the initiation of production of the burn lotion for ADM Tronics' expenses and establishment of regulatory support and processes for the distribution of the burn lotion by us. If we do not make the payment by November 2003, we will lose the exclusive rights to the burn lotion. Because we do not have any plans to market the burn lotion, we do not believe that the loss of the exclusive rights would be material to us.

We do not expect to purchase or sell any significant equipment, engage in product research or development and do not expect any significant changes in the number of our employees.

ITEM 7.         FINANCIAL STATEMENTS



                         NEW ENGLAND ACQUISITIONS, INC.
                         (A Development Stage Company)

                       CONSOLIDATED FINANCIAL STATEMENTS

                  For the Years Ended March 31, 2003 and 2002

Table of Contents                              Page

Report of Independent Auditor                   F-1

Consolidated Balance Sheets                     F-2

Consolidated Statement of Stockholders' Equity  F-3

Consolidated Statements of Operations           F-4

Consolidated Statements of Cash Flows           F-5

Notes to Financial Statements                   F-7

====================================================

MEYLER & COMPANY, LLC
CERTIFIED PUBLIC ACCOUNTANTS
ONE ARIN PARK
1715 HIGHWAY 35
MIDDLETOWN, NJ 07748

Report of Independent Auditor

Board of Directors
New England Acquisitions, Inc.
Cos Cob, CT

We have audited the accompanying consolidated balance sheets of New England Acquisitions, Inc. (a Florida corporation in the development stage) as of March 31, 2003 and 2002 and the related statements of operations, stockholders'
equity and its cash flows for the years then ended.   These financial statements
are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above, present fairly in all material respects the financial position of New England Acquisitions, Inc. as of March 31, 2003 and 2002 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the company will continue as a going concern. As discussed in Note B of the financial statements, the Company has incurred net losses for the years ending March 31, 2003 and 2002 of $42,696 and $9,100, respectively. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those maters are more fully described in Note B to the Financial Statements. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.


                         /s/ Meyler & Company, LLC
                         ---------------------------
                         Middletown, NJ
                         June 18, 2003



                         NEW ENGLAND ACQUISITIONS, INC.
                        (A Development Stage Enterprise)
                          CONSOLIDATED BALANCE SHEETS

                                                               March 31,

                                                         2003            2002
                                                        ----------------------
CURRENT ASSETS
   Cash                                                 $4,283       $     100
   Inventory                                             4,105               -
                                                        ------          ------
        Total Current Assets                             8,388             100

OTHER ASSETS
   Restricted cash                                          -           15,000
   License agreement                                    75,188               -
                                                        ------          ------
                                                        75,188          15,000

                                                       $83,576         $15,100
                                                        ======          ======
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                   $  3,274
   Accrued expenses                                      2,272
   Due to principal stockholders                        31,084         $27,534
                                                        ------          ------
        Total Current Liabilities                       36,630          27,534

STOCKHOLDERS' EQUITY
   Common stock authorized 150,000,000
     shares; $0.00001 par value; issued
     and outstanding 3,257,875 and 3,007,500
     shares at March 31, 2003 and 2002, respectively        33              30
   Additional contributed capital                      102,073               -
   Deficit accumulated during Development Stage        (55,160)        (12,464)
                                                        ------          ------
        Total Stockholders' Equity                      46,946         (12,434)
                                                        ------          ------
                                                      $ 83,576         $15,100
                                                        ======          ======

See accompanying notes to financial statements.


                         NEW ENGLAND ACQUISITIONS, INC.
                        (A Development Stage Enterprise)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
          For the Period April 18, 2001 (Inception) to March 31, 2003


                                   Common Stock       Contributed             Accumulated
                                  Number  Amount        Capital                 Deficit             Total
                                -------------------------------------------------------------------------
Issuance of shares to
  offices and directors
  @$.001 per share               200,000      $200              -                       -        $    200
Effect of 15 to 1
  stock split and
  change of par
  value to $.00001
  per share                    2,800,000      (170)      $    170                       -               -
Sale of 7,500
  shares @$2.00
  per share                        7,500         -         15,000                       -          15,000
Cost of registration                   -         -        (15,170)                $(3,364)        (18,534)
Net loss for period                    -         -              -                  (9,100)         (9,100)
                               ---------     -----        -------                 -------         -------
Balance
  March 31,
  2002  3,007,500                     30         -        (12,464)                (12,434)
Issuance of 150,375
  shares for license
  agreement @$0.50
  per share                      150,375         2         75,186                       -          75,188
Issuance of 100,000
  shares for acquisition
  of CJC Enterprises
  of New York @
  $0.27 per share                100,000         1         26,887                       -          26,888
Net loss per period                    -         -              -                 (42,696)        (42,696)
                               ---------     -----        -------                 -------         -------
Balance March 31,
  2003                         3,257,875    $   33       $102,073                $(55,160)        $46,946
                               =========     =====        =======                 =======         =======

See accompanying notes to financial statements.



                         NEW ENGLAND ACQUISITIONS, INC.
                        (A Development Stage Enterprise)

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                For the Years Ended            Inception to
                                                     March 31,                   March 31,
                                                -------------------            ------------
                                               2003              2002               2003
                                               ----              ----               ----
NET SALES                                 $   13,246                            $  13,246

COSTS AND EXPENSES
   Cost of good sold                           6,774                                6,774
   Depreciation expense                        4,855                                4,855
   Administrative expenses                    26,168      $     9,100              35,268
                                              ------           ------             -------
        Total Costs and Expenses              37,797            9,100              46,897
                                              ------           ------             -------
NET LOSS BEFORE EXTRAORDINARY
   LOSS                                      (24,551)          (9,100)            (33,651)

EXTRAORDINARY LOSS - Discontinued
  Operation                                  (18,145)               -             (18,145)
                                              ------           ------             -------
NET LOSS                                 $   (42,696)    $     (9,100)         $  (51,796)
                                              ======           ======             =======
NET LOSS PER SHARE, basic and diluted    $     (0.01)    $      (0.01)         $    (0.02)
                                              ======           ======             =======
Weighted average number of common
  shares outstanding                       3,098,645        3,003,934           3,051,290
                                           =========        =========           =========

See accompanying notes to financial statements.



                         NEW ENGLAND ACQUISITIONS, INC.
                        (A Development Stage Enterprise)
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                For the Years Ended           Inception to
                                                                     March 31,                  March 31,
                                                                ------------------------------------------
                                                               2003             2002               2003
                                                               ----             ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss for period                                     $(42,696)        $  (9,100)          $(51,796)
   Adjustments to reconcile net loss to
      net cash provided by
      operating activities:
        Depreciation expense                                  4,855                                4,855
        Loss on discontinued operations                      18,145                               18,145
  Changes in operating assets and liabilities:
     Increase in inventory                                     (912)                                (912)
     Increase in accounts payable                             3,274                                3,274
     Increase in accrued expenses                             1,861                                1,861
     Increase in due to principal stockholders                3,550            27,534             31,084
                                                             ------            ------             ------
           Net Cash (Used In) Provided by Operating
               Activities                                   (11,923)           18,434              6,511

CASH FLOWS FROM INVESTING ACTIVITIES
   Restricted cash                                           15,000           (15,000)                 -
        Net Cash Provided by (Used In) Investing
                Activities                                   15,000           (15,000)                 -
                                                             ------            ------             ------
CASH FLOWS FROM FINANCING ACTIVITIES
  Cash acquired in acquisition of CJC Enterprises
     of New York, Inc.                                        1,106                 -              1,106
  Sale of common stock                                            -            15,200             15,200
  Cost of registering securities                                  -           (18,534)           (18,534)
                                                             ------            ------             ------
        Net Cash Provided by (Used In) Financing
                 Activities                                   1,106            (3,334)            (2,228)
                                                             ------            ------             ------
NET INCREASE IN CASH                                          4,183               100              4,283
CASH AND CASH EQUIVALENTS AT
    BEGINNING OF PERIOD                                         100                 -                  -
                                                             ------            ------             ------
CASH AND CASH EQUIVALENTS AT
    END OF PERIOD                                          $  4,283           $   100            $ 4,283
                                                             ======            ======             ======
See accompanying notes to financial statements.


                         NEW ENGLAND ACQUISITIONS, INC.
                        (A Development Stage Enterprise)

                CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)



                                                                For the Years Ended           Inception
                                                                     March 31,                  March 3
                                                                ---------------------------------------
                                                               2003             2002               2003
                                                               ----             ----               ----

SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION:

  Non-cash investing and financing activities:

  Assets acquired for issuance of common stock:
     License agreement                                      $75,188                              $75,188
                                                             ------                               ------
  Acquisition of CJC Enterprises of New York, Inc.
     and allocation of purchase price:
     Cash                                                     1,106                                1,106
     Inventory                                                3,193                                3,193
     Equipment and leasehold improvements                    23,000                               23,000
     Accrued expenses                                          (411)                                (411)
                                                             ------                               ------
        Net Capitalization                                  $26,888                              $26,888
                                                             ======                               ======

See accompanying notes to financial statements.


                         NEW ENGLAND ACQUISITIONS, INC.
                        (A Development Stage Enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            March 31, 2003 and 2002

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

New England Acquisitions, Inc. (the Company), a development stage enterprise, was organized under the laws of the State of Florida on April 18, 2001. The Company is seeking to acquire other companies or product lines. To date, it has acquired an auto electronic company and acquired the right to market three different cosmetic product lines.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

The company considers all highly-liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Consolidated Financial Statements

The consolidated financial statements include the Company and its wholly owned subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation.

Income Taxes

The Company accounts for income taxes using the liability method, which requires the determination of deferred tax assets and liabilities based on the differences between the financial and tax bases of assets and liabilities using enacted tax rates in effect for the year in which differences are expected to reverse. Deferred tax assets are adjusted by a valuation allowance, if , based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.


                         NEW ENGLAND ACQUISITIONS, INC.
                        (A Development Stage Enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            March 31, 2003 and 2002


Income Taxes (Continued)

At March 31, 2003, the Company has net operating loss carryforwards of approximately $30,000 which expire through 2022. Based on the fact that the Company has generated operating losses since inception, a deferred tax asset of approximately $4,500 has been offset by a valuation allowance of $4,500.

Property and Equipment and Depreciation

Property and equipment is stated at cost and is depreciated using the straight line method over the estimated useful lives of the respective assets. Routine maintenance, repairs and replacement costs are expensed as incurred and improvements that extend the useful life of the assets are capitalized. When property and equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is recognized in operations.

Net Loss Per Common Share

The Company computes per share amounts in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". SFAS per share ("EPS") requires presentation of basic and diluted EPS. Basic EPS is computed by dividing the income (loss) available to Common Stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of Common Stock and Common Stock equivalents outstanding during the periods.

Stock-Based Compensation

SFAS No. 123, "Accounting for Stock-Based Compensation" prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and
stock appreciation rights.   SFAS No. 123 requires employee compensation expense
to be recorded (1) using the fair value method or (2) using the intrinsic value method as prescribed by accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB25") and


                         NEW ENGLAND ACQUISITIONS, INC.
                        (A Development Stage Enterprise)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                            March 31, 2003 and 2002

                      Stock-Based Compensation (Continued)

related inTerpretations with pro forma disclosure of what net income and earnings per share would have been had the Company adopted the fair value method. The Company accounts for employee stock based compensation in accordance with the provisions of APB 25. For non-employee options and warrants, the company uses the fair value method as prescribed in SFAS 123.

New AccounTing pronouncements

In July 2001, The financial Accounting Standards Board ("FSAB") issued SFAS NO. 141, "Business Combinations". SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method.

In July 2001, The fasb issued SFAS NO. 142, "Goodwill and Other Intangible Assets", which will become effective for the Company during the fiscal year ending March 31, 2003. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairment of goodwill.

In August 2001, The fasb issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 changes the accounting for long-lived assets to be held and used by eliminating the requirement to allocate goodwill to long-lived assets to be tested for impairment, by providing a probability weighted cash flow estimation approach to deal with situations in which alternative courses of action to recover the carrying amount of possible future cash flows and by establishing a primary-asset approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for long-lived assets to be held and used. SFAS No. 144 changes the accounting for long-lived assets to be disposed of other than by sale by requiring that the


                         NEW ENGLAND ACQUISITIONS, INC.
                        (A Development Stage Enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)
                            March 31, 2003 and 2002
                   New Accounting Pronouncements (Continued)

depreciable life of a long-lived asset to be abandoned be revised to reflect a shortened useful life and by requiring the impairment loss to be recognized at the date a long-lived asset is exchanged for a similar productive asset or distributed to owners in a spin-off if the carrying amount of the asset exceeds its fair value. SFAS No 144 changes the accounting for long-lived assets to be disposed of by sale by requiring that discontinued operations no longer be recognized in a net realizable value basis (but at the lower of carrying amount or fair value less costs to sell), by eliminating the recognition of future operating losses of discontinued components before they occur and by broadening the presentation of discontinued operations in the income statement to include a component of an entity rather than a segment of a business. A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally, and for financial reporting purposes, from the rest of the entity.

The Company has adopted SFAS No. 144 effective April 1, 2002. The adoption of the new statement will not have a significant impact on the Company's financial statements.

NOTE B  GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred a net loss of $42,696 and $9,100 for the years ended March 31, 2003 and 2002, respectively, and had an accumulated deficit on that date of $55,160. Additionally, on March 31, 2003, the Company had a negative working capital of $28,242. The Company has acquired the right to market and sell an ethnic shave cream, a burn lotion, and a medical device known as Aurex-3 to treat a condition known as tinnitus. It is the Company's intent to market and sell the shave cream. The Company is reevaluating its plans to market and sell the Aurex-3 and has no plans to market the burn cream. The Company has recently entered into a marketing and promotion agreement with a company to provide such services to the Company. The Company plans to fund the marketing and sales activities through a private placement of its equity securities. There is no assurance, however, that the Company will be successful in its efforts to complete a private placement and that, if successful, the net proceeds, coupled with the net proceeds of any product sales, will be sufficient to fund the operations of the Company.

                         NEW ENGLAND ACQUISITIONS, INC.
                        (A Development Stage Enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)
                            March 31, 2003 and 2002
                       NOTE B  GOING CONCERN (CONTINUED)

These matters raise substantial doubt about the Company's ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE C  ACQUISITION OF CJC ENTERPRISES OF NEW YORK, INC.

On February 27, 2003, the Company acquired 100% of the issued and outstanding stock of CJC Enterprises of New York, Inc. for an aggregate purchase price of 100,000 shares of the Company's common stock. The seller is a brother of a principal stockholder of the Company.

The allocation of the purchase price was as follows:

Value of 100,000 shares issued using discounted price of $0.2688 per share
   $26,888

Fair value of net assets allocated as follows:

Cash                                  $  1,106
Inventory                                3,193
Equipment and leasehold improvements    23,000
Liabilities assumed                       (411)
                                        ======
                                       $26,888

Additionally, if the value of the 100,000 shares issued to the seller is less than $250,000, as defined in the purchase agreement, on the first day that the New York Stock Exchange is open for trading subsequent to February 27, 2004, the seller has the right to rescind the transaction unless the Company issues additional securities to the seller whose then current value when added to the

                         NEW ENGLAND ACQUISITIONS, INC.
                        (A Development Stage Enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)
                            March 31, 2003 and 2002


NOTE C  ACQUISITION OF CJC ENTERPRISES OF NEW YORK, INC. (CONTINUED)

value of 100,000 shares will not be less than $250,000. As part of the agreement, CJC Enterprises of New York, Inc. agreed to purchase inventory from corporations controlled by the seller at prices equal to 105% of their actual cost.

NOTE D - RELATED PARTY TRANSACTIONS

The principal stockholders of the Company have paid, on behalf of the Company, all of the costs related to the filing of a registration statement under Form SB-2 with the Securities and Exchange Commission and certain subsequent periodic reports. The total amount due the stockholders is $31,084 and $27,534, at March 31, 2003 and 2002, respectively. The principal stockholders have agreed to defer the reimbursement of the amounts due them until the Company becomes a going concern.

NOTE E - COMMON STOCK

In April 2001, the Company issued 200,000 shares to its two principal stockholders for $200 at its then par value of $0.01 per share.

In July 2001, the Company had a 15 to 1 stock split increasing the total shares held by the two principal stockholders to 3,000,000 and changing the par value to $0.00001.

On October 1, 2001, the Company sold 7,500 shares of its common stock at $2.00 per share under its registration statement on Form SB-2 filed with the Securities and Exchange Commission.

On October 28, 2002, the Company issued 150,375 shares of its common stock to ADM Tronics Unlimited, Inc. to acquire an assets and rights agreement (license) to market three products: (1) an ethnic shave cream, (2) a burn lotion, and (3) a medical device known as Aurex-3 which has been designed to treat a condition known as Tinnitus. The shares were valued at

                         NEW ENGLAND ACQUISITIONS, INC.
                        (A Development Stage Enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)
                            March 31, 2003 and 2002

                       NOTE E - COMMON STOCK (CONTINUED)

$0.50 per share using block discount factor.

On February 27, 2003, the Company issued 100,000 shares of its common stock to acquire CJC Enterprises of New York, Inc., an auto electronics store. The acquired company was owned by the brother of a principal stockholder of the Company. The shares were valued at $0.2688 per share using a block discount factor.

NOTE F  LEASED PREMISES

CJC Enterprises of New York, Inc. entered into a lease for a store under a non-cancelable agreement expiring in December 2004. Future minimum payments required under the operating lease are as follows:

                    Year ending March 31, 2004      $14,400
                    April 2004 to December 2004      10,800

NOTE G  EMPLOYMENT CONTRACTS

On February 27, 2003, CJC Enterprises of New York, Inc. entered into a ten year employment agreement with its Chief Executive Officer who is a brother of one of the Company's principal stockholders. The agreement may be terminated by the Chief Executive Officer of CJC Enterprises of New York, Inc. at any time subsequent to the second year. Pursuant to the agreement, the Chief Executive Officer is only required to denote a portion of his time to CJC Enterprises of New York, Inc. The compensation is $26,000 for the first year, $31,200 for the second year, and a negotiated salary for subsequent years which will not be less than $35,000.

NOTE H  SUBSEQUENT EVENTS
Discontinued Operations

On February 27, 2003, the Company acquired 100% of the outstanding common stock of CJC Enterprises of New York, Inc., a retail store specializing in auto electronics. In June 2003, CJC Enterprises of New York, Inc. closed the retail store because it was not profitable. The Company believes that the


                         NEW ENGLAND ACQUISITIONS, INC.
                        (A Development Stage Enterprise)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)
                            March 31, 2003 and 2002

                      Discontinued Operations (Continued)

failure of the store is primarily the result of its location, which is not a heavily traveled thoroughfare.

In connection with the closing, the Company incurred an extraordinary loss of $18,145 for the write off of the remaining leasehold improvements and store equipment.

CJC Enterprises of New York, Inc. is contingently liable for the balance of the rent until lease expiration of approximately $21,600 and is liable under an employment contract executed with its Chief Executive Officer. See note G of Notes to Consolidated Financial Statements.

Marketing and Promotion Agreement

In June 2003, the Company entered into a four year agreement with Ollie & Partners, L.L.C. Ollie & Partners, L.L.C. has agreed to use its "best efforts" in all administration, marketing, and creative areas to bring the shave cream and burn lotion to market, although the Company has no plans to market the burn lotion. Ollie & Partners, L.L.C. will be responsible for staffing, to the extent that the Company can obtain the necessary financial resources, developing marketing strategies, product names, and other marketing techniques. Under the agreement, the Company issued 100,000 shares of its common stock and will further pay Ollie & Partners, L.L.C. $6,000 and, to the extent sales exceed $1,000,000, 6% of such excess.

Executive Compensation

On May 19, 2003, the Board of Directors approved the New England Acquisition, Inc. 2003 Incentive Equity Plan. The purpose of the Plan is to promote the long-term profitability and enhance value for the stockholders by offering incentives and rewards to key employees, officers and directors. The A maximum of 500,000 shares of common stock may be issued under the Plan. The Plan will terminate on May 19, 2008. On May 19, 2003, the Company issued options under the Plan for the purchase of 220,000 shares of common stock at $2.00 per share. Of the foregoing, options for the purchase of 200,00 shares were issued to the Company's principal stockholders and an option for the purchase of 20,000 shares was issued to a brother of one of the principal stockholders. The principal stockholders exercised their options.

                         NEW ENGLAND ACQUISITIONS, INC.
                        (A Development Stage Enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)
                            March 31, 2003 and 2002

                       Executive Compensation(Continued)

The purchase price consisted of the issuance of one year promissory notes by the principal stockholders which will be payable at their option (a) in cash with interest at an annual rate of 5%, or (b) 120% of the shares purchased by the respective purchaser, subject to adjustment as defined in the Plan. The Company intends to register the 200,000 shares under the Securities Act of 1933 for public offer and sale.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 9.         DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

I.   (a)     Identification of Executive Officers and Directors


     Name                    Age     Positions

     Gary Cella              45      President, Treasurer and Director.

     Jonathan B. Reisman     60      Secretary and Director

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

     (b)     Identify Significant Employees

     Not applicable

     (c)     Family Relationships

             There are no family relationships between any of New England Acquisition, Inc.'s directors or executive officers.

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

     (e)     Audit committee financial expert

     We do not have an audit committee.

II.     Section 16(a) Beneficial Ownership Reporting Compliance

                Not applicable.

III.    Code of Ethics.

We have not adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We have not done so because we believe that it not necessary because of our size and lack of tangible assets.

ITEM 10.        EXECUTIVE COMPENSATION

As of March 31, 2003, we had not paid any salary, bonus or other compensation to either of our executive officers and had not made any individual grants of stock options. We have no standard or other arrangements pursuant to which any of our directors is or was compensated during the our last fiscal year for services as a director, for committee participation or special assignments.

The New England Acquisitions, Inc. 2003 Incentive Equity Plan was adopted and approved by our Board of Directors and our stockholders in May 2003. The following summary of the Plan is qualified in its entirety by the terms and conditions of the Plan which has been filed as an exhibit to our Current report on Form 8-K dated May 19, 2003.

The purpose of the Plan is to promote long-term profitability and to enhance value for our stockholders by offering incentives and rewards to our key employees, directors and officers, including those of its subsidiaries, to retain their services and to encourage them to acquire stock ownership in us.

The Plan will terminate at the close of business on May 19, 2008 unless terminated earlier by our Board of Directors or a Committee composed of two or more of members of our Board of Directors to administer the Plan. All references below to the "Board" in connection with the Plan refer to our Board of Directors and any such Committee. After termination of the Plan, no future awards may be granted, but previously granted awards shall remain outstanding in accordance with their applicable terms and conditions and the terms and conditions of the Plan.

The Plan may be amended only by the Board as it deems necessary or appropriate to better achieve the purposes of the Plan, except that no such amendment shall be made without the approval of our stockholders which would increase the number of shares available for issuance in accordance with the Plan.

The Board has the discretion, exercisable at any time before a sale, merger, consolidation, reorganization, liquidation or change in control of us, as defined by the Board, to provide for the acceleration of vesting and for settlement, including cash payment, of an award granted under the Plan upon or immediately before such event is effective. However, the granting of awards under the Plan shall in no way affect our right to adjust, reclassify, reorganize, or otherwise change our capital or business structure, or to merge, consolidate, dissolve, liquidate, sell or transfer all or any portion of our businesses or assets.

The Board is responsible for administering the Plan. The Board has full and exclusive power to interpret the Plan and to adopt such rules, regulations and guidelines for carrying out the Plan as it may deem necessary or proper. This power includes but is not limited to selecting award recipients, establishing all award terms and conditions and adopting modifications, amendments and procedures, as well as rules and regulations governing awards under the Plan, and to make all other determinations necessary or advisable for the administration of the Plan. The interpretation and construction of any provision of the Plan or any option or right granted under the Plan and all determinations by the Board in each case shall be final, binding and conclusive with respect to all interested parties.

Subject to adjustment as provided in the Plan, 500,000 shares of our common stock, $.00001 par value, may be issued to participants under the Plan.

All of our key employees, directors and officers are eligible to receive awards under the Plan as well as those of any entity that is directly or indirectly controlled by us, as determined by the Board.

The period of time within which employees may elect to participate in the plan shall be determined by the Board at the time an award is granted. The purchase price per share shall be not less than 100% of "Current Value" on the date of grant (except if a stock option is granted retroactively in tandem with or as a substitution for an SAR, the exercise price may be no lower than the exercise price per share for such tandem or replaced SAR).

For purposes of the Plan, Current Value of a security shall be determined as follows:

    (a) If the security is listed on a national securities exchange or admitted to unlisted trading privileges on such exchange or listed for trading on NASDAQ or the NASD Bulletin Board, the Current Value of a share or other unit shall be the last reported sale price of such security on such exchange; or

    (b) If the security is not so listed or admitted to unlisted trading privileges but bid and asked prices are reported by the National Quotation Bureau, Inc. or any successor thereto, the Current Value shall be the average of last reported high bid and low asked prices reported by the National Quotation Bureau, Inc.; or

    (c) If the security is not so listed or admitted to unlisted trading privileges and bid and asked prices are not so reported, the Current Value shall be the book value of a share or other unit as at the end of our immediately prior fiscal quarter determined in accordance with generally accepted accounting principles consistently applied.

The exercise price for a stock option shall be paid in full by the optionee at the time of the exercise in cash or such other method permitted by the Board, including (i) tendering (either actually or by attestation) shares, (ii) authorizing a third party to sell the shares (or a sufficient portion thereof) acquired upon exercise of a stock option and assigning the delivery to us of a sufficient amount of the sale proceeds to pay for all the shares acquired through such exercise, or (iii) any combination of the above.

If approved by the Board, the purchase price for shares purchased under the Plan may be paid in cash or a finite number of shares at the option of the Employee. Payment must be made at such time as determined by the Board.

The purchase price of securities purchased under the Plan will be received by us and may be used to pay compensation to our affiliates and to reimburse them for amounts advanced by them to us or on our behalf.

Awards have been made under the Plan to Gary Cella, Jonathan Reisman and Eugene Cella which permit them to purchase 100,000 shares, 100,000 shares and 20,000 shares of the Corporation's common stock, $.00001 par value, respectively at $2.00 per share. Gary Cella and Mr. Reisman exercised their option and purchased their shares by issuing their respective one year promissory notes which will be payable at their option (a) in cash with interest at the annual rate of 5% or (b) 120% of the shares purchased by the purchaser, subject to customary adjustment as described above. We have agreed and intend to shortly register the shares purchased under the Securities Act of 1933 for public offer and sale.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a), (b)

The following table sets forth certain information as of June 20, 2003 with respect to any person who is known to us to be the beneficial owner of more than 5% of our common stock, which is the only class of our outstanding voting securities, and as to our common stock beneficially owned by our directors and officers and directors as a group:

Name and address of         Amount of Shares       Approximate Percent
Beneficial Owner           Beneficially Owned           of Class
--------------------       ------------------      -------------------
Gary Cella
5 Ridge Road
Cos Cob, CT 06807               1,530,000                  43 %

Jonathan B. Reisman
6975 NW 62nd Terrace
Parkland, FL 33067              1,599,600                  45%

Officers and directors
as a Group (2 persons)          3,129,600                  88%

(c)     Changes in Control

We are not aware of any arrangement that may result in a change in control of us.

ITEM 12.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Other than as otherwise set forth in this Annual Report, during the last two years there was no transaction or proposed transaction to which we were or is to be a party, in which any of the following persons had or is to have a direct or indirect material interest and the amount involved in the transaction or a series of similar transactions exceeded $60,000:

          (1)     Any of our directors or executive officers;

          (2)     Any nominee for election as a director;

          (3)     Any security holder named in response to Item 11 hereof; and

          (4) Any member of the immediate family (including spouse, parents, children, siblings and in-laws) of any person named in paragraphs (1), (2) or (3) of this Item 12(a).

ITEM 13.        EXHIBITS, LISTS AND REPORTS OF FORM 8-K

(a)       Exhibits

Exhibit Index   Description
-------------   -------------
 3.01(a)        Articles of Incorporation. (1)

 3.01(b)        Form of Articles of Amendment to Articles of Incorporation.(2)

 3.03           Bylaws.(1)

 4.01           Form of Specimen Stock Certificate for the Registrant's Common
                Stock.(2)

 4.02           The New England Acquisitions, Inc. 2003 Incentive Equity Plan(5)

10.01 Escrow Agreement of August 3, 2001 between the Registrant and Patriot National Bank.(2)

10.02 Asset and Rights Purchase Agreement of March 21, 2002, by and between ADM Tronics Unlimited, Inc. and the Registrant.(3)

10.03 Stock Purchase Agreement of February 14, 2003, by and between CJC Enterprises of New York, Inc., Eugene Cella and the registrant.(4)

10.04 Employment Agreement of February 14, 2003 between CJC Enterprises of New York, Inc., and Eugene Cella.(6)

10.05 Agreement of June 11, 2003, by and between International Products, Inc., Ollie & Partners, L.L.C. and Ollie Johnson.(6)

22.01           Subsidiaries of the Registrant.(6)

99.01           Certification Of Chief Executive Officer and Chief Financial
                Officer.(6)

__________________________________
          (1) Filed as part of registration statement on Form SB-2, File No. 333-63432 and hereby incorporated by reference.

          (2) Filed as part of Amendment No. 1 to registration statement on Form SB-2 and hereby incorporated by reference.

          (3) Filed as part of Post-Effective Amendment No. 2 to registration statement on Form SB-2 and hereby incorporated by reference.

          (4) Filed as Exhibit 2.1 to our Current report on Form 8-K dated February 27, 2003 and hereby incorporated by reference.

          (5) Filed as Exhibit 99.1 to our Current report on Form 8-K dated May 19, 2003 and hereby incorporated by reference.

          (6)     Filed herewith.

(b)     Reports on Form 8-K

We filed a report on Form 8-K dated February 27, 2003 which reported Item 2 and
7. Amendment No. 1 to such report included financial statements of CJC Enterprises of New York, Inc. as well as certain pro-form financial information.

ITEM 14.        CONTROLS AND PROCEDURES.

I.

          (a) Our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures are effective based on his evaluation of these controls and procedures as of a date within 90 days of the filing date of this Annual Report.

          (b) There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no corrective actions with regard to significant deficiencies and material weaknesses.

II.

          (1) Audit fees the aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of our annual financial statements and review of financial statements included in our form 10-qsb or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $5,000 and $4,900, respectively.

          (2) Audit-related fees no fees were billed in either of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under item 9(e)(1) of schedule 14a.

          (3) Tax fees no fees were billed in either of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

          (4) All other fees no fees were billed in either of the last two fiscal years for products and services provided by the principal accountant, other than the services reported in items 9(e)(1) through 9(e)(3) of schedule 14a.

          (5) We do not have an audit committee.

          (6) Less than 50 percent, disclose the percentage of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year were attributed to work performed by persons other than the principal accountant's full-time, permanent employees.

        SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                New England Acquisitions, Inc.

                                /s/ Gary Cella
                                    ---------------------
                                By: Gary Cella, President

                             Dated: June 25, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURES                               TITLE                      DATE

s/    Gary Cella                 Chief Executive Officer,         June 25, 2003
 ----------------                Principal Financial Officer
      Gary Cella                 and Director



/s/    Jonathan B. Reisman
       --------------------     Director                          June 25, 2003
       Jonathan B. Reisman


SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF EXCHANGE ACT BY NON-REPORTING ISSUERS

The issuer did not send an annual report, proxy statement, form of proxy or other proxy soliciting material to its security holders.

CERTIFICATION

I, Gary Cella, certify that:

1. I have reviewed this annual report on Form 10-KSB of New England Acquisitions, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in
        this     annual report;

4. I am the registrant's only certifying officer and am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c. presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 25, 2003

 /s/ Gary Cella
 -------------------------
     Gary Cella
     Principal Executive Officer and
     Principal Financial Officer of the Registrant