Form 10QSB
period 2003-06-30
NEW ENGLAND ACQUISITIONS INC
filed 2003-08-13
CIK 1142790

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  Form 10-QSB

     (Mark One)

     /x/ Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
         Act of 1934

                For the Quarterly Period Ended June 30, 2003

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




         The number of shares of the issuer's outstanding common stock, which is the only class of its common equity,
                      on August 13, 2003 was 3,562,875.

            Transitional Small Business Disclosure format (check one):

                               Yes_____  No_X___


===============================================================================


PART I   FINANCIAL INFORMATION

Item 1.- Financial Statements

                NEW ENGLAND ACQUISITIONS, INC. AND SUBSIDIARIES

                        (A DEVELOPMENT STAGE ENTERPRISE)

                          CONSOLIDATED BALANCE SHEETS


                                                March 31,         June 30,
                                                  2003              2003
                                                 --------         --------
CURRENT ASSETS
   Cash                                       $    4,283      $       297
   Inventory                                       4,105
                                                 ---------         --------
       Total Current Assets                        8,388              297



OTHER ASSETS

   Deferred consulting fee                        34,271
   Notes receivable from principal stockholders       --          400,000
   License agreement                              75,188           75,188
                                                 --------        ---------
                                               $  83,576      $   509,756
                                                 ========        =========
LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES

   Accounts payable                            $   3,274      $     1,835
   Accrued expenses                                2,272           10,933
   Due to principal stockholder                   31,084           23,884
                                                 ---------        --------
        Total Current Liabilities              $  36,630      $    36,652

STOCKHOLDERS' EQUITY

  Common stock authorized 150,000,000

   shares; $0.00001 par value; issued

   and outstanding 3,562,875 and

   3,257,875 shares at March 31 and

   June 30, 2003 respectively                         33               39

   Additional contributed capital                102,073          542,067

   Deficit accumulated during Development Stage  (55,160)         (69,002)
                                                 --------         ---------
            Total Stockholders' Equity            46,946           473,104
                                                 --------         ---------
                                                $ 83,576      $    509,756
                                                =========         =========

                See accompanying notes to financial statements.


                NEW ENGLAND ACQUISITIONS, INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
           For the Period April 18, 2001 (Inception) to June 30, 2003


                                         Common Stock             Contributed     Accumulated
                                       Number       Amount          Capital         Deficit         Total
Issuance of shares to                 ------------------------------------------------------------------------

  offices and directors
   @$.001 per share                   200,000        $   200           --              --       $     200

Effect of 15 to 1

  stock split and

  change of par

  value to $.00001

  per share                        2,800,000            (170)      $   170            --               --

Sale of 7,500

  shares @$2.00

  per share                            7,500              --        15,000            --           15,000

Cost of registration                                               (15,170)      $(3,364)         (18,534)

Net loss for period                                                               (9,100)          (9,100)
                                  -------------         --------   ---------      ---------       ---------
Balance March 31,  2002            3,007,500               30           --       (12,464)         (12,434)



Issuance of 150,375

  shares for license

  agreement @$0.50

  per share                          150,375                2        75,186            --          75,188

Issuance of 100,000

  shares for acquisition

  of CJC Enterprises

  of New York, Inc.

 @ $0.27 per share                   100,000                1        26,887            --          26,888

Net loss for period                                                 (42,696)                      (42,696)
                                  -------------         --------    ---------      ---------      ---------
Balance March 31, 2003              3,257,875              33        102,073      (55,160)         46,946


Issuance of 100,000

  shares for consult-

  ing fee for Ollie &

  Partner's LLC @

  $0.35 per share                     100,000                1        34,999           --          35,000

Issuance of 200,000

  shares to officers and

  directors @$2.00 per

  share                               200,000                 4      399,996           --         400,000

Issuance of 5,000 shares

  to principal stockholder              5,000                 1        4,999           --           5,000

Net loss for period                                                               (13,842)        (13,842)
                                  -------------          --------    ---------   ---------       ---------
Balance June 30, 2003               3,562,875         $      39     $ 542,067    $(69,002)      $(473,104)
                                  =============          =========   ==========  =========       =========

                See accompanying notes to financial statements.



                NEW ENGLAND ACQUISITIONS, INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                        For the Three Months Ended         Inception to
                                               June 30,                     June 30,
                                           2003          2002                 2003
                                        --------------------------       -------------
NET SALES                               $   25,358                         $  38,604

COSTS AND EXPENSES

   Cost of good sold                        19,202                            25,976
   Depreciation expense                                                        4,855
   Administrative expenses                  19,998         2,300              55,266
                                         ----------   ------------         ------------
       Total Costs and Expenses         $   39,200      $  2,300           $  86,097



NET LOSS BEFORE EXTRAORDINARY
   LOSS                                    (13,842)       (2,300)            (47,493)

EXTRAORDINARY LOSS - Discontinued
  Operation                                                                  (18,145)
                                         ----------   ------------       ------------
NET LOSS                               $   (13,842)     $(2,300)          $ (65,638)



NET LOSS PER SHARE, basic and diluted  $      0.01       $  0.01          $   (0.02)
                                        ===========    ===========        ============
Weighted average number of common
  shares outstanding                     3,277,875     3,007,500           3,109,405


                see accompanying notes to financial statements.



                NEW ENGLAND ACQUISITIONS, INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                        For the Three Months Ended       Inception to
                                                                 June 30,                   June 30,
                                                           2003              2002             2003
                                                       ----------------------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss for period                                 $(13,842)         $  (2,300)        $(65,638)
   Adjustments to reconcile net loss to
      net cash provided by
      operating activities:
         Depreciation expense                                                                 4,855
         Amortization of deferred consulting fee           729                                  729
         Loss on discontinued operations                                                     18,145
  Changes in operating assets and liabilities:
     Decrease in inventory                                4,105                               3,193
     Decrease in accounts payable                        (1,439)                              1,835
     Increase in accrued expenses                         8,661                              10,522
     Decrease in due to principal stockholders           (2,200)              2,300          28,884
                                                       ----------         -----------    -------------
         Net Cash (Used In) Provided by Operating
              Activities                                 (3,986)                              2,525

CASH FLOWS FROM FINANCING ACTIVITIES

  Cash acquired in acquisition of CJC Enterprises
     of New York, Inc.                                                                        1,106
  Sale of common stock                                                                       15,200
  Cost of registering securities                                                            (18,534)
                                                       ---------        ------------      ----------
      Net Cash Provided by (Used In) Financing
            Activities                                                                       (2,228)
                                                       ---------         -----------      -----------

NET INCREASE IN CASH                                     (3,986)                                297
CASH AND CASH EQUIVALENTS AT
    BEGINNING OF PERIOD                                   4,283                 100
                                                       ---------         -----------      -----------
CASH AND CASH EQUIVALENTS AT
    END OF PERIOD                                    $      297             $   100        $    297
                                                      ----------         -----------      -----------
SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION:

  Non-cash investing and financing activities:

  Assets acquired for issuance of common stock:
     License agreement                                                                     $ 75,188
                                                                                          ----------
     Deferred consulting fee                         $   35,000                            $ 35,000
                                                     -----------                          ----------
     Notes receivable from principal stockholders       $200,000                           $200,000
                                                     ===========                          ==========


  Acquisition of CJG Enterprises of New York, Inc.
     and allocation of purchase price:
     Cash                                                                                  $  1,106
     Inventory                                                                                3,193
     Equipment and leasehold improvements                                                    23,000
     Accrued expenses                                                                         (411)
                                                                                          ----------
            Net Capitalization                                                              $26,888

                See accompanying notes to financial statements.


                NEW ENGLAND ACQUISITIONS, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

1.         Condensed Financial Statements


In the opinion of the Company, the accompanying unaudited condensed financial statements include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosure, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed and omitted. The results of operations for the three months ended June 30, 2003 are not indicative of the results of operations for the year ended March 31, 2004. The condensed financial statements should be read in conjunction with the Company's financial statements included in its Annual Report on Form 10-KSB for the year ended March 31, 2003.


2.         Deferred Consulting Fee

On June 11, 2003, the Company entered into a marketing and sales agreement with Ollie & Partners, LLC (O&P) to promote sales of the Company's Ethnic Shaving Cream and Burn Lotion Products (the "Agreement"). O&P is to provide services for a period of four years. In consideration for the services provided, the company (a) paid $1,000 upon contract signing, (b) agreed to pay an additional $1,000 per month in each of the following five months; (c) issued 100,000 shares of the Company's common stock and (d) to the extent sales exceed $1,000,000 during the four year period, agreed to pay to O&P 6% of such excess.

3.         Stockholders' Equity

In May 2003, the Company issued 200,000 shares of its common stock each to Gary Cella and Jonathan Reisman, the Company's principal stockholders, in exchange for their respective one year promissory notes in the amount of $200,000 each which will be payable at the option of the respective purchaser (a) in cash with interest at the annual rate of 5% or (b) with 120% of the nummber of shares purchased by the purchaser, subject to customary adjustment in the event of any stock dividend, stock split, combination or exchange of shares, merger, consolidation, spin-off, recapitalization, or other distribution of assets to stockholders.

On June 11, 2003, the Company issued 100,000 shares of its common stock to Ollie & Partners, LLC to market and sell certain Company products. The stock was valued by the Company at $0.35 per share based upon a block discount factor.

In June 2003, the Company sold 5,000 shares of its common stock to Gary Cella, a principal stockholder, for consideration of $5,000.


Item 2.   Management's Plan of Operation

The following should be read in conjunction with our financial statements and the related notes that appear elsewhere in this Annual Report. The discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below.

We have not had any significant revenues since inception. Our sole objective is to become an operating business.

Our ability to become and continue as a going concern is dependent upon obtaining additional substantial capital. Because we have virtually no funds and no commitments which would enable us to obtain funds, we may exhaust our limited financial resources before we are ever able to commence operations.

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

If we do not make minimum royalty payments or purchase certain quantities of products from ADM Tronics Unlimited, Inc. beginning in November 2003, and continuing in subsequent years, we will lose certain rights of exclusivity. We intend to pay the minimum royalties from revenues derived from sales. We do not expect to purchase sufficient amounts from ADM Tronics to maintain the rights such rights. ADM Tronics has, however, verbally agreed to extend the time for minimum purchases by us. Because the terms of the extension have not been finalized and are not evidenced by a written instrument signed by ADM Tronics, no extension is now in effect. We cannot assure you that the extension will actually be granted by ADM Tronics or that we will derive any meaningful revenues from the sale of any of the products.

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

We are in the process of negotiating the acquisition of rights to sell certain gynecological medical devices from an unaffiliated company. We cannot assure you that our negotiations will succeed. Even if we do acquire the rights, we have no funds with which to promote and sell the devices.

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

  (c)  Not applicable


                           PART II  OTHER INFORMATION

Item 2.        Changes in Securities and Use of Proceeds.

     (a), (b)  Not applicable

     (c) In May 2003, we sold 100,000 shares of our common stock each to Gary Cella and Jonathan Reisman. In June 2003, we sold 100,000 shares of our common stock to Ollie Johnson and 5,000 shares to Gary Cella. There were no principal underwriters. The consideration for the shares sold to Mr. Johnson is described in the response to Item
            1 of our Annual Report on From 10-KSB forthe fiscal year ended
            March 31, 2003 which response is hereby incorporated by reference. The consideration for the shares sold to Gary Cella and Mr. Reisman in May 2003 is described in Item 5(c)of such Annual Report which response is hereby incorporated by reference.
            We claimed an exemption from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) of that Act inasmuch as no public offering was involved.

     (d) During the quarterly period ended June 30, 2003, we utilized approximately $2,800 of the proceeds from our public sale of common stock. Of the foregoing, $300 was paid to our corporate secretary to reimburse him for an expense he had advanced on our behalf and the remainder represented professional fees and administrative costs.

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

10.01 Escrow Agreement of August 3, 2001 between the Registrant and Patriot National Bank.(2)

10.02 Asset and Rights Purchase Agreement of March 21, 2002, by and between ADM Tronics Unlimited, Inc. and the Registrant.(3)

10.03 Stock Purchase Agreement of February 14, 2003, by and between CJC Enterprises of New York, Inc., Eugene Cella and the registrant.(4)

10.04 Employment Agreement of February 14, 2003 between CJC Enterprises of New York, Inc., and Eugene Cella.(6)

10.05 Agreement of June 11, 2003, by and between International Products, Inc., Ollie & Partners, L.L.C. and Ollie Johnson.(7)


99.01           Certification Of Chief Executive Officer and Chief Financial
                Officer.(7)

----------------------------------------------------------
       (1) Filed as part of registration statement on Form SB-2, File No. 333-63432 and hereby incorporated by reference.

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

       (4) Filed as Exhibit 2.1 to our Current Report on Form 8-K dated February 27, 2003 and hereby incorporated by reference.

       (5) Filed as Exhibit 99.1 to our Current Report on Form 8-K dated May 19, 2003 and hereby incorporated by reference.

       (6) Filed as Exhibit 10.04 to our Annual Report on Form 10-KSB for the fiscal year ended March 31, 2003 and hereby incorporated by reference.

       (7) Filed as Exhibit 10.05 to our Annual Report on Form 10-KSB for the fiscal year ended March 31, 2003 and hereby incorporated by reference.

      (8)     Filed herewith.

(b)     Reports on Form 8-K
-------------------------------
(1) We filed an amendment to a report on Form 8-K dated February 27, 2003 which reported Item 5 and 7.

(2)  We filed a report on Form 8-K dated May 19, 2003 which reported
     Item 5 and 7.

(3)  We filed a report on Form 8-K dated June 6, 2003 which reported Item 5.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     New England Acquisitions, Inc.


     By: /s/Gary Cella
     ------------------------------
     Name:    Gary Cella
     Title:   Chief Executive Officer and Chief Financial Officer
     Date:    August 13, 2003


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

Date: August 13, 2003

 /s/ Gary Cella
 -------------------------
     Gary Cella
     Principal Executive Officer and
     Principal Financial Officer of the Registrant