Form 10QSB
period 2003-09-30
NEW ENGLAND ACQUISITIONS INC
filed 2003-11-14
CIK 1142790

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  Form 10-QSB

                                   (Mark One)

     /x/ Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
         Act of 1934

                For the Quarterly Period Ended September 30, 2003

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

                                  203-622-1848
                          (Issuer's telephone number)


--------------------------------------------------------------------------
   (Former name, address and former fiscal year, if changed since last report)

The number of shares of the issuer's outstanding common stock, which is the only class of its common equity, on November 11, 2003 was 3,570,975.

                                ________________

           Transitional Small Business Disclosure format (check one):

                               Yes_____  No_X___


==============================================================================
Item 1. - Financial Statements


                NEW ENGLAND ACQUISITIONS, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          CONSOLIDATED BALANCE SHEETS


                                                March 31,       September 30,
                                                  2003              2003
                                                 --------         --------
CURRENT ASSETS
   Cash                                       $    4,283      $        83
   Inventory                                       4,105               --
                                                 ---------         --------
       Total Current Assets                        8,388              83



OTHER ASSETS

   Deferred consulting fee                            --           32,083
   Notes receivable from principal stockholders       --          400,000
   License agreement                              75,188           75,188
                                                 --------        ---------
                                               $  83,576      $   444,697
                                                 ========        =========
LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES

   Accounts payable                            $   3,274      $     1,835
   Accrued expenses                                2,272           10,933
   Due to principal stockholder                   31,084           41,884
                                                 ---------        --------
        Total Current Liabilities              $  36,630      $    54,652

STOCKHOLDERS' EQUITY

  Common stock authorized 150,000,000

   shares; $0.00001 par value; issued

   and outstanding  3,257,875 and

   3,570,975 shares at March 31 and

  September 30, 2003 respectively                     33               40

   Additional contributed capital                102,073          550,166

   Deficit accumulated during Development Stage  (55,160)        (160,161)
                                                 --------         ---------
            Total Stockholders' Equity            46,946          390,045
                                                 --------         ---------
                                                $ 83,576      $   444,697
                                                =========        =========

                See accompanying notes to financial statements.


                NEW ENGLAND ACQUISITIONS, INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
           For the Period April 18, 2001 (Inception) to September 30, 2003


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

Issuance of 400,000

  shares to officers and

  directors @$2.00 per

  share                               200,000                 4      399,996           --         400,000

Issuance of 5,000 shares

  to principal stockholder              5,000                 1        4,999           --           5,000

Issuance of 8,100 shares

  to principal stockholder              8,100                 1        8,099           --           8,100



Net loss for period                                                              (105,001)       (105,001)
                                  -------------          --------    ---------   ---------       ---------
Balance September 30, 2003          3,570,975         $      40     $ 550,166   $(160,161)      $(390,045)
                                  =============          =========   ==========  =========       =========

                See accompanying notes to financial statements.


                NEW ENGLAND ACQUISITIONS, INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                       For the Three Months Ended   For the six Months Ended     Inception to
                                              September 30,               September 30,           September 30,
                                           2002         2003           2002         2003             2003
                                                (Unaudited)                 (Unaudited)           (Unaudited)
                                        --------------------------    ----------------------  -------------------
 NET SALES                              $  --       $  12,093          $  --    $  37,451       $  50,697

COSTS OF GOOD SOLD                         --          12,093             --       31,295          38,069
                                        -------    ----------         ---------  ----------     --------------
GROSS PROFIT                               --           --                --        6,156          12,628

GENERAL AND ADMINSRATIVE EXPENSE:
 Professional fees                      $ 1,250    $  25,265          $ 3,550   $  31,160       $  55,203
 Amortization expense                      --         64,845              --       65,574          65,574
 Depreciation expense                      --           --                --         --             4,855
 Other administrative expenses             --            993              --       14,334          25,437
 Bank charges                              --             56              --           89             211
                                        -------   -----------        ---------   ----------     ------------
Total cost and expenses                 $ 1,250    $  91,159          $ 3,550   $ 111,157       $ 151,280

NET LOSS BEFORE EXTRAORDINARY LOSS      $(1,250)   $ (91,159)         $(3,550)  $(105,001)      $(138,652)
                                       =========   =========        ========== ===========      ===========

EXTRAORDINARY LOSS - Discontinued
  Operation                                  --         --               --         --          $ (18,145)
                                       ---------   ---------        ----------  ----------     ------------
NET LOSS FOR PERIOD                     $(1,250)   $ (91,159)         $(3,550)  $(105,001)      $(156,797)
                                       =========   ==========       ========== ===========      ===========

NET LOSS PER SHARE, basic and diluted   $   --     $   (0.03)         $(0.001)  $  (0.03)       $  (0.05)
                                       =========== ===========      =========== ===========     ===========
Weighted average number of common
  shares outstanding                       --        --              3,007,500  3,490,926       3,305,580


                see accompanying notes to financial statements.



                NEW ENGLAND ACQUISITIONS, INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                        For the Six Months Ended          Inception to
                                                              September 30,               September 30
                                                           2003          2002                2003
                                                       ----------------------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss for period                                $(105,001)     $ (3,550)            $(156,797)
   Adjustments to reconcile net loss to
      net cash provided by
      operating activities:
         Depreciation expense                              --            --                   4,855
         Amortization of deferred consulting fee         2,917           --                   2,917
         Amoritization of license agreement             62,657           --                  62,657
         Loss on discontinued operations                   --            --                  18,145
  Changes in operating assets and liabilities:
     Decrease in inventory                                4,105          --                   3,193
     (Decrease)increase in accounts payable              (1,439)         --                   1,835
     Increase in accrued expenses                         8,661          --                  10,522
     Decrease in due to principal stockholders           15,800          --                  46,884
                                                       ----------     -----------        -------------
         Net Cash (Used In) Provided by Operating
              Activities                                (12,300)         --                 (5,789)

CASH FLOWS FROM FINANCING ACTIVITIES

  Cash acquired in acquisition of CJC Enterprises
     of New York, Inc.                                    8,100           --                  1,106
  Sale of common stock                                     --             --                 23,300
  Cost of registering securities                           --             --                (18,534)
                                                       ---------       ---------        ------------
      Net Cash Provided by (Used In) Financing
            Activities                                    8,100           --                  5,872
                                                       ---------       ----------        -----------

NET INCREASE IN CASH                                     (4,200)          --                    83
CASH AND CASH EQUIVALENTS AT
    BEGINNING OF PERIOD                                   4,283           100
                                                       ---------       -----------        -----------
CASH AND CASH EQUIVALENTS AT
    END OF PERIOD                                    $      83         $   100        $         83
                                                      ----------        -----------      -----------
SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION:

  Non-cash investing and financing activities:

  Assets acquired for issuance of common stock:
     License agreement                                                                     $ 75,188
                                                                                          ----------
     Deferred consulting fee                         $   35,000                            $ 35,000
                                                     -----------                          ----------
     Notes receivable from principal stockholders    $  400,000                            $400,000
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




                NEW ENGLAND ACQUISITIONS, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)



1.  Condensed Financial Statements

In the opinion of the Company, the accompanying unaudited condensed financial statements include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosure, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed and omitted. The results of operations for the six months ended September 30, 2003 are not indicative of the results of operations for the year ended March 31, 2004. The condensed financial statements should be read in conjunction with the Company's financial statements included in its annual report on form 10-KSB for the year ended March 31, 2003.

2.   Deferred Consulting Fee

On June 11, 2003, the Company entered into a marketing and sales agreement with Ollie & Partners, LLC (O&P) which has agreed to use its "best efforts" in administrative, marketing and creative areas to bring the Company's licensed shave cream ad burn lotion to market for a period of four years. Under the agreement, the Company has paid $4,000 and 100,000 shares of the Company's common stock. To the extent sales exceed $1,000,000 during the four year period, O&P will be paid 6% of such excess.

3.  Stockholders' Equity

In May 2003, the company issued 100,000 of its common stock to each of the Company's two executive officers who are also the Company's principal stockholders. The purchase price was represented by their one year promissory notes in the amount of $200,000 each which will be payable at the option of the respective purchaser (a) in cash with interest at the annual rate of 5% or (b) 120% of the shares purchased by the purchaser, subject to customary adjustment in the event of any stock dividend, stock split, combination or exchange of shares, merger, consolidation, spin-off, recapitalization, or other distribution of assets to stockholders.

On June 11, 2003, the Company issued 100,000 shares of its common stock in connection with the Company's agreement with O&P. For purposes of recording the transaction, the stock was valued $.35 per share based upon a block discount factor.

In June 2003, the Company sold 5,000 shares of its common stock to its President, who is also a principal stockholder, for $5,000.

In August 2003, the Company sold 8,100 shares of its common stock to its President, who is also a principal stockholder, for $8,100.

4. Sales and Marketing Agreement On August 25, 2003, the Company entered into an agreement under which its wholly owned subsidiary had been appointed by Repro-Med Systems, Inc. as the exclusive world wide distributor of two gynecological medical devices. The Company will purchase the products from Repro-Med System, Inc. at specified prices. Assuming the Company achieves certain sales levels, the agreement provides for an exchange of each company's common stock. As at September 30, 2003, the Company's sales of the medical devices were $12,093.

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

We have obtained limited rights to sell an ethnic shave cream, a burn lotion and the Aurex-3 device from ADM Tronics Unlimited, Inc. Subject to the availability of sufficient capital, we intend to initially aggressively market the shave cream. We are reevaluating our plans to market the Aurex-3 and we have no plans to market the burn lotion. We believe that we will require funding of approximately $200,000 to aggressively market the shave cream and for working capital during the next year.

We plan to obtain $200,000 through the private sale of our common stock. We cannot assure you that we will be successful in obtaining any funds or that $200,000 will be sufficient to fund our initial operations. We have not yet begun our efforts to obtain funds.

We have entered into a marketing and promotion agreement with a firm specializing in ethnic products. We intend to formulate specific marketing plans when that firm completes its recommendations to us.

In August 2003 we entered into an agreement under which our wholly owned subsidiary has been appointed by Repro-Med Systems, Inc. as the exclusive worldwide distributor of two gynecological medical devices. The devices consist of a Masterson Endometrial Biopsy Kit for in-office physician biopsy sampling procedures and the Thermal Cautery System used designed to be used by physicians for tubal ligation procedures. Because of our lack of funds and experience, Repro-Med has agreed to perform certain functions for us.

Because we did not make minimum royalty payments or purchase certain quantities from ADM Tronics Unlimited, Inc., we have lost certain rights of exclusivity. Although ADM Tronics has verbally agreed to extend the time for such payments and royalties, the terms of the extension have not been finalized and is not evidenced by a written instrument signed by ADM Tronics, no extension is now in effect. We have recently had difficulty in contacting ADM Tronics' President and we cannot assure you that the extension will actually be granted by ADM Tronics or that we will derive any meaningful revenues from the sale of any of the products.

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

  (c)  Not applicable


                           PART II  OTHER INFORMATION

Item 2.      Changes in Securities and Use of Proceeds.

     (a), (b)  Not applicable

     (c) In August 2003, we sold 8,100 shares of our common stock to Gary Cella for $8,100. There were no principal underwriters. We claimed an exemption from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) of that Act inasmuch as no public offering was involved.

     (d)  Not applicable

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

10.02 Asset and Rights Purchase Agreement of March 21, 2002, by and between ADM Tronics Unlimited, Inc. and the Registrant.(3)

10.03 Stock Purchase Agreement of February 14, 2003, by and between CJC Enterprises of New York, Inc., Eugene Cella and the registrant.(4)

10.04 Employment Agreement of February 14, 2003 between CJC Enterprises of New York, Inc., and Eugene Cella.(6)

10.05 Agreement of June 11, 2003, by and between International Products, Inc., Ollie & Partners, L.L.C. and Ollie Johnson.(7)

10.06 Agreement of August 25, 2003 by and between International Products, Inc., Andrew I. Sealfon and Repro-Med Systems, Inc.
                (8)

99.01           Certification Of Chief Executive Officer and Chief Financial
                Officer.(9)
----------------------------------------------------------
       (1) Filed as part of registration statement on Form SB-2, File No. 333-63432 and hereby incorporated by reference.

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

(8)     Filed as Exhibit 99.1 to our Current Report on Form 8-K dated
              August 26, and hereby incorporated by reference.

      (9)     Filed herewith.

(b)     Reports on Form 8-K.

We filed a report on Form 8-K dated August 26, 2003 which reported on Items 5 and 7.

                         SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     New England Acquisitions, Inc.


     By: /s/Gary Cella
     ------------------------------
     Name:    Gary Cella
     Title:   Chief Executive Officer and Chief Financial Officer
     Date:    November 13, 2003


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

Date: November 13, 2003

 /s/ Gary Cella
 -------------------------
     Gary Cella
     Principal Executive Officer and
     Principal Financial Officer of the Registrant