Form 10QSB
period 2003-12-31
ATLANTICWINE AGENCIES INC
filed 2004-02-17
CIK 1142790

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D. C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2003

                        Commission file number 333-63432

                           Atlantic Wine Agencies Inc.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Florida                                    65-110237
--------------------------------------------------------------------------------
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                   Identification No.)

                                64 Knightsbridge
                                   London, UK
                                      SW1X
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


                              011-44-777-55-33-666
--------------------------------------------------------------------------------
                           (Issuer's telephone number)


                         New England Acquisitions, Inc.
--------------------------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report.)

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


The number of shares of the issuer's outstanding common stock, which is the only class of its common equity, on February 13, 2004 was 12,605,495

ITEM 1 FINANCIAL STATEMENTS

Description                                                            Page No.
FINANCIAL INFORMATION:

Financial Statements

Consolidated Balance Sheets at December 31, 2003
   (Unaudited) and March 31, 2003..................................... 3

Consolidated Statement of Stockholders' Equity for the
   Period April 18, 2001 to December 31, 2003......................... 4

Consolidated Statements of Operations for the Quarters Ended
   December 31, 2003 and 2002 (Unaudited)............................. 5

Consolidated Statements of Cash Flows for the Nine Months Ended
   December 31, 2003 and December 31, 2002 (Unaudited) ............... 6

Notes to Consolidated Financial Statements (Unaudited)................ 7-8

                          PART I FINANCIAL INFORMATION

Item 1. - Financial Statements

                  ATLANTIC WINE AGENCIES INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)

                           CONSOLIDATED BALANCE SHEETS

                                                                                March 31,    December 31,
                                                                                 2003           2003
                                                                              ----------     -----------
CURRENT ASSETS
   Cash                                                                       $    4,283    $         20
   Inventory                                                                       4,105
                                                                              ----------     -----------
          Total Current Assets                                                     8,388              20

OTHER ASSETS
   License agreement                                                              75,188
                                                                              ----------     -----------

                                                                               $  83,576    $         20
                                                                               =========    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                            $   3,274
   Accrued expenses                                                                2,272
   Due to principal stockholders                                                  31,084
                                                                               ---------
         Total Current Liabilities                                                36,630

STOCKHOLDERS' EQUITY
   Common stock authorized 150,000,000
     shares; $0.00001 par value; issued
     and outstanding 3,257,875 and
    12,605,495 shares at March 31 and
     December 31, 2003 respectively                                                   33     $       128
    Additional contributed capital                                               102,073          69,228
    Deficit accumulated during Development Stage                                 (55,160)        (69,336)
                                                                               ----------   -------------
         Total Stockholders' Equity                                               46,946              20
                                                                               ---------    ------------
                                                                                $ 83,576    $         20
                                                                               =========    ============

See accompanying notes to financial statements.

                  ATLANTIC WINE AGENCIES INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
         For the Period April 18, 2001 (Inception) to December 31, 2003


                                   Common Stock
                          -----------------------------      Contributed       Accumulated
                             Number            Amount          Capital           Deficit        Total
                          --------------------------------------------------------------------------------
Issuance of shares to
  offices and directors
  @$.001 per share           200,000        $     200                                       $       200
Effect of 15 to 1
  stock split and
  change of par
  value to $.00001
  per share                2,800,000             (170)         $    170
Sale of 7,500
  shares @$2.00
  per share                    7,500                             15,000                           15,000
Cost of registration                                            (15,170)         $(3,364)        (18,534)
Net loss for period                                                               (9,100)         (9,100)
                          ----------         --------          --------         --------      ----------
Balance
  March 31,  2002          3,007,500               30                            (12,464)        (12,434)
Issuance of 150,375
  shares for license
  agreement @$0.50
  per share                  150,375                2            75,186                           75,188
Issuance of 100,000
 shares for acquisition
 of CJC Enterprises
 of New York, Inc.
 @ $0.27 per share           100,000                1            26,887                           26,888
Net loss for period                                                              (42,696)        (42,696)
                          ----------         --------          --------         --------      ----------
Balance March 31,
  2003                     3,257,875               33           102,073          (55,160)         46,946
Issuance of 100,000
  shares for consult-
  ing fee for Ollie &
  Partner's LLC @
  $0.35 per share            100,000                1            34,999                           35,000
Issuance of 5,000 shares
  to principal stockholder     5,000                1             4,999                            5,000
Issuance of 8,100 shares
   to principal stockholder    8,100                1             8,099                            8,100
Divestiture of subsidiaries                                    (137,076)          25,714        (111,362)
Sale of 9,234,520 shares
   at $0.006 per share     9,234,520               92            56,134                           56,226
Net loss for period                                                              (39,890)        (39,890)
                          ----------         --------          --------         --------      ----------
Balance December 31,
  2003                    12,605,495         $    128          $ 69,228         $(69,336)     $       20
                          ==========         ========          ========         ========      ==========

See accompanying notes to financial statements.

                  ATLANTIC WINE AGENCIES INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)

                             STATEMENT OF OPERATIONS


                                                                                                           Inception
                                        Three Months Ended                Nine Months Ended                   to
                                           December 31,                        December 31,               December 31,
                                      2002              2003              2002              2003             2003
                                   Unaudited         Unaudited         Unaudited         Unaudited         Unaudited
                                  -----------       -----------       -----------       -----------       -----------
GENERAL AND
ADMINISTRATIVE
   EXPENSES                       $     5,862       $     3,394       $     9,412       $    39,890       $    65,972
                                  -----------       -----------       -----------       -----------       -----------

NET LOSS FOR PERIOD               $    (5,862)      $    (3,394)      $    (9,412)      $   (39,890)      $   (65,972)
                                  ===========       ===========       ===========       ===========       ===========

NET LOSS PER SHARE                $    (0.001)      $    (0.001)      $    (0.003)      $    (0.010)      $    (0.021)
                                  ===========       ===========       ===========       ===========       ===========

Weighted average number of
   common shares outstanding        3,157,873         3,370,973         3,044,166         3,880,054         3,190,015
                                  ===========       ===========       ===========       ===========       ===========


See accompanying notes to financial statements.

                  ATLANTIC WINE AGENCIES INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)


                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                              For the Nine Months Ended     Inception to
                                                                     December 31,           December 31,
                                                               2003               2002           2003
                                                           ------------          -------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss for period                                         $(39,890)         $(9,412)       $(65,972)
   Adjustments to reconcile net loss to
      net cash provided by
      operating activities:
  Changes in operating assets and liabilities:
     Decrease in inventory                                        4,105
     Decrease in accounts payable                                (1,054)

    (Decrease) increase in due to principal
       stockholders                                             (36,750)           3,550
                                                           ------------          -------     -----------

           Net Cash Used In Operating Activities                (73,589)          (5,862)       (65,972)

CASH FLOWS FROM FINANCING ACTIVITIES
  Sale of common stock                                           69,326           15,000          84,526
  Cost of registering securities                                                                 (18,534)
                                                           ------------          -------     -----------

Net Cash Provided by  Financing
                 Activities                                      69,326           15,000          65,992
                                                           ------------          -------     -----------


NET (DECREASE)INCREASE IN CASH(4,263)                             9,138               20
CASH AND CASH EQUIVALENTS AT
    BEGINNING OF PERIOD                                           4,283              100
                                                           ------------          -------     -----------

CASH AND CASH EQUIVALENTS AT
    END OF PERIOD                                          $         20          $ 9,238     $        20
                                                           ============          =======     ===========

See accompanying notes to financial statements.

                  ATLANTIC WINE AGENCIES INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


1.       Condensed Financial Statements

         In the opinion of the Company, the accompanying unaudited condensed financial statements include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosure, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed and omitted. The results of operations for the nine months ended December 31, 2003 are not indicative of the results of operations for the year ended March 31, 2004. The condensed financial statements should be read in conjunction with the Company's financial statements included in its annual Form 10-KSB for the year ended March 31, 2003.

2.       Stockholders' Equity

         On June 11, 2003, the Company issued 100,000 shares of its common stock to Ollie & Partners, LLC to market and sell certain Company products. The stock was valued @ $0.35 per share based upon a block discount factor.

         In June 30, 2003, the Company sold 5,000 shares of its common stock to Mr. Gary Cella, a principal stockholder, for consideration of $5,000 cash.

         In August 31, 2003, the Company sold 8,100 shares of its common stock to Mr. Gary Cella, a principal stockholder, for consideration of $8,100 cash.

         On December 16, 2003, the Company, prior to an acquisition by Rosehill Investments Limited, a Seychelles corporation, divested itself of two wholly owned subsidiaries - CJC Enterprises and International Products, Inc. - to be held for the benefit of the holders of record of Atlantic Wine Agencies Inc.'s capital stock as of the close of business on the business day immediately preceding the acquisition date.

         On December 16, 2003, the Company had a change in control of its issued and outstanding common stock. On this date, Rosehill Investments Limited acquired 11, 937,200 shares of the Company's common stock pursuant to a Stock Purchase Agreement among Rosehill Investments Limited and the Company, Mr. Jonathan Reisman and Mr. Gary Cella. The agreement provided for the shares to be sold as follows: 9,234,520 shares from the Company; 1,379,600 shares from Mr. Reisman and 1,323,100 shares from Mr. Cella. As a result of the stock sale, the Director of the Company resigned and new directors were appointed.

3.       Subsequent Events

         In anticipation of the development of its new business model, the Company took the following actions:

         (i) On January 13, 2001, the Company changed its name from New England Acquisitions, Inc. to Atlantic Wine Agencies Inc.; and

         (ii) On February 9, 2004, Mr. Harry Chauhan was appointed to the Company's Board of Directors and Messrs. Frank Reinschreiber and Louis B. Lichtenfeld resigned from their roles as Directors and Officers of the Company.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

     On December 16, 2003, the Company had a change in control of its issued and outstanding common stock. On this date, Rosehill Investments Limited acquired 11,937,200 shares of the Company's common stock pursuant to a Stock Purchase Agreement among Rosehill Investments Limited and the Company, Mr. Jonathan Reisman and Mr. Gary Cella. The agreement provided for the shares to be sold as follows: 9,234,520 shares from the Company; 1,379,600 shares from Mr. Reisman and 1,323,100 shares from Mr. Cella ("Stock Sale").

     As a result of the Stock Sale: (i) the directors of the Company resigned and new directors were appointed; (ii) obligations to the Company's auditors, lawyers and service providers were satisfied; and (iii) the Company spun off its two subsidiaries to its shareholders of record immediately prior to the Stock Sale.

     Development and Integration of Business Model

     It  is  the  Company's   current  intention  to  enter  the  South  African
     wine-growing and wine distribution business. Presently, the Company is investigating potential acquisitions of assets and is in discussions with possible joint venture candidates in South Africa and elsewhere.

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

                  (c) Not applicable

                                     PART II
Item 1. Legal Proceedings
None.

Item 2. Changes in Securities
None

Item 3. Defaults Upon Senior Securities
None

Item 4. Submission of Matters to a Vote of Security Holders
None

Item 5. Other Information
None

Item 6. Exhibits and Reports on Form 8-K

         a. Exhibit Index

         Exhibit 99.1 Certification of President and Principal Financial Officer

         Exhibit 99.2 Certification of President and Principal Financial Officer

         b. Reports on Form 8-K

         On December 24, 2003, the Company filed an 8-K with the Securities and Exchange Commission with respect to a change of control (file no. 333-63432).

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATLANTIC WINE AGENCIES INC.

/s/ Harry Chauhan
----------------------------
Name: Harry Chauhan
Title: President, Chief Financial Officer and Chairman of the Board
Date:  February 17, 2004