Form 10KSB
period 2004-03-31
ATLANTIC WINE AGENCIES INC
filed 2004-06-29
CIK 1142790

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2004        Commission File Number 333-63432

                           ATLANTIC WINE AGENCIES INC.
                 (Name of small business issuer in its charter)

                Florida                             65-1102237
     (State or other jurisdiction of              (I.R.S. Employer
     incorporation or organization)               Identification No.)

                  64 Knightsbridge, London, United Kingdom SW1X
               (Address of principal executive offices) (Zip Code)
                 Issuer's telephone number: 011-44-7979-057-708
         Securities registered under Section 12(b) of the Exchange Act:

                                      None

         Securities registered under Section 12(g) of the Exchange Act:

                                      None


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO []

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 28, 2004 was approximately $114,469,330 based on 104,063,027 shares of common stock outstanding on June 28, 2004.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

BACKGROUND

We are a Florida corporation formed on April 8, 2001. We were organized to be a blank check company.

On December 16, 2003, Rosehill Investments Limited, a Seychelles corporation ("Rosehill"), acquired 11,937,200 shares of New England Acquisitions, Inc.'s ("Company") Common Stock ("Shares") pursuant to a Stock Purchase Agreement among Rosehill, the Company, Mr. Jonathan B. Reisman and Mr. Gary Cella (the "Agreement"). The Agreement provided for the Shares to be sold as follows:
9,234,520 shares from the Company; 1,379,600 shares from Mr. Reisman; and 1,323,100 shares from Mr. Cella. As a result of the stock sale, the Directors of the Company resigned and ultimately Mr. Harry Chauhan was appointed as the sole officer and director.

At that time there were 12,552,395 shares of common stock issued and outstanding.

On January 13, 2004, the Company amended its Articles of Incorporation to change its name from New England Acquisitions, Inc. to Atlantic Wine Agencies Inc.

On February 9, 2004, the Company's directors resigned and Mr. Harry Chauhan was appointed as the Company's sole Director and its President.

On March 1, 2004 the Company completed a 1-for-200 reverse capitalization without affecting the par value or authorized number of shares.

On May 4, 2004 the Company acquired all of the issued and outstanding shares of New Heights 560 Holdings LLC, a Cayman Islands limited liability corporation ("New Heights"), in exchange for One Hundred Million shares of its restricted common stock which is equal to 99.9% of the total outstanding shares of the Company's common stock (this transaction shall be referred to as the "Share Exchange").

Prior to the Share Exchange, the Company was engaged in the business of manufacturing and distributing various skin creams and generated minimal revenues as a result.

PRESENT

As a result of the Share Exchange, the Company now has two wholly owned subsidiaries, Mount Rozier Estates (Pty) Limited and Mount Rozier Properties
(Pty) Limited. Such companies own a world class vineyard in the Stellenbosch region of Western Cape, South Africa. The vineyard and surrounding properties consist of 105 hectares of arable land for viticultural as well as residential and commercial purposes. In the opinion of the management the site is a world class site in terms of location, soil composition and future development potential.

Mount Rozier Estates (Pty) Limited and Mount Rozier Properties (Pty) Limited produces top end quality wines on a boutique vineyard basis. We intend to become a notable producer of quality wines from South Africa by further: (i) developing and expanding our wine cellars through better crop management; (ii) enhancing our strategic distribution channels with Atlantic Wine Agencies Limited; and
(iii) brand development efforts.

The launch of the wines under new patent branded labeling and marketing are expected to be launched internationally in the second half of calendar year 2004.

Our wines will be initially issued in three tiers: Mount Rozier a top quality premium brand; Rozier Reef a mid price range wine; and Rozier Bay a mass market product.

On February 22, 2004 the Company formed Atlantic Wine Agencies Limited, a wholly owned subsidiary in the United Kingdom for the purposes of exclusive distribution rights of wines and products in the United Kingdom, the European Community and the United States of America in perpetuity.

Also in February 2004, the Company's wholly-owned subsidiary, Atlantic Wine Agencies Limited entered into a consulting agreement with Mr. Adam Mauerberger as a consultant for general business purposes as well as with marketing and distribution matters.

Atlantic Wine Agencies Ltd. has also contracted the services of Mr. Christopher Burr a wine master internationally respected for his opinion and knowledge of wines and a former managing director of Christies Auction House in London, as well as hired a specialist wine maker, a professional viticulturalist and an experienced estate manager. Turner Townsend Plc has been retained as the construction supervision manager due to its international reputation for experience in project property development and agricultural management.

Although not yet formalized, the Company is studying the feasibility of leisure and residential development on our vineyard properties as an additional revenue stream and asset enhancement project.

ITEM 2. DESCRIPTION OF PROPERTY

Mount Rosier Estate a World Class Vineyard located in previously known as Myrtle Grove No 1380, Stellenbosch. The property is sub divided in parcels of land of
29.6 hectares, 50.9 hectares and 29.2 hectares making a total of 105.74 hectares. These properties are held in 3 separate title deeds.

The Estate also comprises of a winery, barrel holding area, a number of outer houses which are being converted into Guest Lodges, 2 main residences one for the use of the Estate Manager, and the other to be converted into Wine tasting and picnic area.

The existing wine tasting area which is attached to the barrel storage area and winery will be converted to a meet and greet area for the professional buyers. The Estate also has its own water dam which supplies not only the farm on the estate but also other neighbors on a limited basis. Around 20 hectares of land are under wine currently which will increase to around 60 hectares. The property is located next to a site owned by Anglo American, known as Vergelegen Estate.

Access to the farm is by way of a servitude road which is a common road , which is served and serviced by all the farms in the vicinity, therefore can be classed as a common access road.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings or government actions, including any bankruptcy, receivership, or similar proceedings. Management of the Company does not believe that there are any proceedings to which any director, officer, or affiliate of the Company, any owner of record of the beneficially or more than five percent of the common stock of the Company, or any associate of any such director, officer, affiliate of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

1) On December 16, 2003, the majority shareholders approved the sale of 9,234,520 shares of common stock to Rosehill Investments Limited. Also on that date, the new shareholders appointed two interim directors.
2) On January 3, 2004, the majority shareholder elected to change to the Company's name from New England Acquisitions, Inc. to its present name.
3) On February 9, 2004, the majority shareholder appointed one director and accepted the resignation of the prior two directors.
4) On March 1, 2004, the majority shareholder approved a 1-for-200 reverse stock split.
5) On May 4, 2004, the majority shareholder approved entering into an exchange agreement with New Heights 560 Holdings, Inc., whereby New Heights became the majority shareholder in exchange for all of its assets.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) The Company's Common Stock is traded on the OTC-Bulletin Board under the symbol AWNA. The following sets forth the range of the closing bid prices for the Company's Common Stock for the period January 1, 2001 through June 28, 2004. Such prices represent inter-dealer quotations, do not represent actual transactions, and do not include retail mark-ups, mark-downs or commissions. Such prices were determined from information provided by a majority of the market makers for the Company's Common Stock.

                                              High Close           Low Close

       2003

       Fourth Quarter                            2.40                 1.60

       2004

       First Quarter                             1.90                 1.60
       Second Quarter                            2.25                 1.45
       Third Quarter                         No activity          No activity
       Fourth Quarter                            3.00                 .60


(b) The approximate number of holders of the Common Stock of the Company as of June 28, 2004 was 27.

(c) No cash dividends were declared by the Company during the fiscal year ended March 31, 2004. While the payment of dividends rests within the discretion of the Board of Directors, it is not anticipated that cash dividends will be paid in the foreseeable future, as the Company intends to retain earnings, if any, for use in the development of its business. The payment of dividends is contingent upon the Company's future earnings, if any, the Company's financial condition and its capital requirements, general business conditions and other factors.

(d) No shares were available for issuance under any equity compensation plan at March 31, 2004.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

It should be noted that this Management's Discussion and Analysis of Financial Condition and Results of Operations may contain "forward-looking statements." The terms "believe," "anticipate," "intend," "goal," "expect," and similar expressions may identify forward-looking statements. These forward-looking statements represent the Company's current expectations or beliefs concerning future events. The matters covered by these statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements, including the Company's dependence on weather-related factors, introduction and customer acceptance of new products, the impact of competition and price erosion, as well as supply and manufacturing restraints and other risks and uncertainties. The foregoing list should not be construed as exhaustive, and the Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements, or to reflect the occurrence of anticipated or unanticipated events. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation that the strategy, objectives or other plans of the Company will be achieved. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

RESULTS OF OPERATIONS

We are currently in the development stage and have generated no revenues to date. Our activities from inception to date were related to our formation, preparation of our business model, arranging and planning financing, developing our business model and acquiring the rights to various properties.

We have financed our operations to date through a combination of the sale of our securities and loans made to the Company by our director and affiliates of our shareholders have provided administrative services for which we have not been billed.

Operating costs for the period from inception to March 31, 2004 aggregated $249,492 or $(0.02) per share.

As of March 31, 2004 the Company had completed a reverse takeover of New England Acquisitions Inc., changed its name to Atlantic Wine Agencies Inc., changed its OTC-BB symbol to AWNA and began a new business of wine production and distribution.

LIQUIDITY AND CAPITAL RESOURCES

From inception through March 31, 2004, net cash used to fund operating activities totaled approximately $249,492, net cash utilized by investing activities totaled $(65,992) and net cash provided by financing activities totaled $84,525.

Net cash used in operating activities for the period from inception to March 31, 2004 was $(65,992). The Company has not generated revenues and has financed its operations to date through the sale of its securities and capital contributions of its shareholders. As a result, cash on hand was $0 as of March 31, 2004.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company's discussion and analysis of its financial condition and results of operations are based upon the its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, income taxes and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity." This standard requires that certain financial instruments embodying an obligation to transfer assets or to issue equity securities be classified as liabilities. It is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is generally effective July 1, 2003. This standard had no impact on the Company's financial statements.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment to FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods for transition to SFAS No. 123's fair value method of accounting for stock-based compensation. As amended by SFAS No. 148, SFAS No. 123 also requires additional disclosure regarding stock-based compensation in annual and condensed interim financial statements. The new disclosure requirements became effective immediately.

ITEM 7. FINANCIAL STATEMENTS

Item 7. Financial Statements

                                Table of Contents

Report of Independent Auditor                                          F-1

Consolidated Balance Sheets                                            F-2

Consolidated Statement of Stockholders' Equity                         F-3

Consolidated Statements of Operations                                  F-4

Consolidated Statements of Cash Flows                                  F-5

Notes to Financial Statements                                          F-6

                              MEYLER & COMPANY, LLC
                          CERTIFIED PUBLIC ACCOUNTANTS
                                  ONE ARIN PARK
                                 1715 HIGHWAY 35
                              MIDDLETOWN, NJ 07748

                          Report of Independent Auditor

Board of Directors
Atlantic Wine Agencies, Inc.
London, United Kingdom

We have audited the accompanying consolidated balance sheets of Atlantic Wine Agencies, Inc., formerly New England Acquisitions, Inc., (a Florida corporation in the development stage) as of March 31, 2004 and 2003 and the related statements of operations, stockholders' equity (deficit) and its cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Atlantic Wine Agencies, Inc. as of March 31, 2004 and 2003 and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2004, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the company will continue as a going concern. As discussed in Note B of the financial statements, the Company has incurred a net loss since inception of $65,992 and has no assets. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those maters are more fully described in Note B to the Financial Statements. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.

                                                     /S/  Meyler & Company, LLC

Middletown, NJ
June 24 2004


                  ATLANTIC WINE AGENCIES, INC. and SUBSIDIARIES
                    (Formerly New England Acquisitions, Inc.)
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEETS

                                                                        March 31,
                                                              ----------------------------
                                                                 2004              2003
                                                              -----------      -----------
                                                                                (Restated)
CURRENT ASSETS
   Cash                                                                         $    1,668
                                                                                ----------

                  Total Current Assets                                               1,668

OTHER ASSETS
   Investment in CJC Enterprises, Inc.                                              26,888
   License agreement                                                                75,188
                                                                                ----------
                                                                                   102,076

                                                                                  $103,744
      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accrued expenses                                             $   43,500
   Due to principal stockholders                                                 $  31,084
                                                              ------------       ---------


                  Total Current Liabilities                         43,500          31,084

STOCKHOLDERS' EQUITY
   Common stock authorized 150,000,000
     shares; $0.00001 par value; issued
     and outstanding 4,063,027 and 16,289
     shares at March 31, 2004 and 2003, respectively          $        103              33
   Additional contributed capital                                  209,253         102,073
   Deficit accumulated during Development Stage                   (252,856)        (29,446)
                                                               -----------      ----------

                  Total Stockholders' Equity                       (43,500)         72,660
                                                               -----------      ----------

                                                                                  $103,744


                See accompanying notes to financial statements.



                  ATLANTIC WINE AGENCIES, INC. and SUBSIDIARIES
                    (Formerly New England Acquisitions, Inc.)
                          (A Development Stage Company)


                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
          For the Period April 18, 2001 (Inception) to March 31, 2004

                                                       Common Stock           Contributed     Accumulated
                                                   Number        Amount         Capital          Deficit       Total
                                                 ----------    ----------      ----------      ----------    ----------
Issuance of shares to
  offices and directors
  @$.001 per share                                  200,000        $ 200                                      $     200
Effect of 15 to 1
  stock split and
  change of par
  value to $.00001
  per share                                       2,800,000         (170)      $      170
Sale of 7,500
  shares @$2.00
  per share                                           7,500                        15,000                        15,000
Cost of registration                                                              (15,170)        $(3,364)      (18,534)
Net loss for period                                                                                (9,100)       (9,100)
                                                 ----------    ----------      ----------      ----------    ----------
Balance
  March 31,  2002                                 3,007,500           30                          (12,464)      (12,434)
Issuance of 150,375
  shares for license
  agreement @$0.50
  per share                                         150,375            2           75,186                        75,188
Issuance of 100,000 shares for
 acquisition of CJC Enterprises
 of New York, Inc. @ $0.27 per share                100,000            1           26,887                        26,888
Net loss for period                                                                               (16,982)      (16,982)
                                                 ----------    ----------      ----------      ----------    ----------
Balance March 31, 2003                            3,257,875           33          102,073         (29,446)       72,660
Issuance of 100,000
  shares for consult-
  ing fee for Ollie &
  Partner's LLC @
  $0.35 per share                                   100,000            1           34,999                        35,000
Issuance of 13,100 shares
  to principal stockholder
  at $1.00 per share                                 13,100            2           13,098                        13,100
Divestiture of subsidiaries                                                      (137,076)                     (137,076)
Sale of 9,234,520 shares
   at $0.006 per share                            9,234,520           92           56,134                        56,226
Effect of 1 for 200
   reverse stock split                          (12,542,468)         (65)              65
Issuance of common
  stock @ $0.055 for
  consulting agreement                            4,000,000           40          139,960                       140,000
Net loss for period                                                                              (223,410)     (223,410)
                                                 ----------    ----------      ----------      ----------    ----------
Balance March 31, 2004
                                                  4,063,027        $ 103         $209,253        $(252,856)     (43,500)
                                                  =========        =====         ========        =========     ========


See accompanying notes to financial statements.


                  ATLANTIC WINE AGENCIES, INC. and SUBSIDIARIES
                    (Formerly New England Acquisitions, Inc.)
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                            For the Years Ended   Inception to
                                                 March 31,          March 31,
                                           ----------------------  ----------
                                              2004       2003         2004
                                           ----------  ----------  ----------
                                                       (Restated)
GENERAL and ADMINISTRATIVE EXPENSES
    Stock based compensation               $  140,000              $  140,000
    Office and other                           83,410  $   16,982     109,492
                                           ----------  ----------  ----------

                  Total Expenses              223,410      16,982     249,492
                                           ----------  ----------  ----------

NET LOSS                                   $ (223,410) $  (16,982) $ (249,492)
                                           ==========  ==========  ==========

NET LOSS PER SHARE, basic and diluted      $    (0.01) $    (0.01) $    (0.02)
                                           ==========  ==========  ==========
Weighted average number
 of common shares outstanding                 545,465      15,493     194,531
                                           ==========  ==========  ==========

See accompanying notes to financial statements.


                  ATLANTIC WINE AGENCIES, INC. and SUBSIDIARIES
                    (Formerly New England Acquisitions, Inc.)
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                   For the Years Ended      Inception to
                                                                        March 31,             March 31,
                                                                -------------------------     ---------
                                                                   2004           2003           2004
                                                                ---------       ---------     ---------
                                                                               (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss for period                                          $(223,410)       $(16,982)    $(249,492)
   Non-cash item included in net loss:
     Stock based compensation                                     140,000                       140,000
  Changes in operating assets and liabilities:
     Accrued expenses                                              43,500                        43,500
     Increase in due to principal stockholders                     25,142          21,884
                                                                ---------       ---------     ---------

           Net Cash (Used In) Provided by Operating Activities    (14,768)          4,902       (65,992)

CASH FLOWS FROM FINANCING ACTIVITIES
  Sale of common stock                                             13,100          15,200        84,525
  Cost of registering securities                                                  (18,534)      (18,534)
                                                                ---------       ---------     ---------
           Net Cash Provided by (Used In) Financing Activities     13,100          (3,334)      (65,992)
                                                                ---------       ---------     ---------

NET (DECREASE) INCREASE IN CASH                                    (1,668)          1,568
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                    1,668             100
                                                                ---------       ---------     ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $  1,668
                                                                =========       =========     =========

SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION
  Non-cash investing and financing activities:
    Assets acquired for issuance of common stock
      License agreement.                                                          $75,188       $75,188
                                                                                =========     =========
    Acquisition of CJC Enterprises of New York, Inc.                              $26,888       $26,888
                                                                                =========     =========
    Issuance of common stock for consulting contract.             $35,000                       $35,000
                                                                =========                     =========
    Issuance of common stock relating to the
     change of control and settlement of
     obligations to previous principal
     stockholders. See Note C of Notes to
     Financial Statements.                                        $56,226                       $56,226
                                                                =========                     =========

See accompanying notes to financial statements.

                  ATLANTIC WINE AGENCIES, INC. and SUBSIDIARIES
                    (Formerly New England Acquisitions, Inc.)
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2004 and 2003


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Organization

      Atlantic Wine Agencies, Inc., formerly New England Acquisitions, Inc., (the Company), in the development stage, was organized under the laws of the State of Florida on April 18, 2001. The Company, as of May 4, 2004, owns two wholly owned subsidiaries which have a world class vineyard producing high quality wines to be marketed principally in Europe.

      Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates.

      Cash and Cash Equivalents

      The company considers all highly-liquid investments with a maturity of three months or less when purchased to be cash equivalents.

      Consolidated Financial Statements

      The consolidated financial statements include the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

      Translation of Foreign Currencies

      The functional currency of the company is the United States dollar. The financial statements of the Company's operations whose functional currency is other than the United States dollar are translated from such functional currency to United States dollars using he current rate method. Under the current rate method, assets and liabilities are translated at the exchange rates in effect at the balance sheet date. Revenues and expenses, including gains and losses on foreign exchange transactions, are translated at average rates for the period. Where the current rate method is used, the unrealized translation gains will be accumulated in other comprehensive income under the shareholders' equity section.

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

      At March 31, 2004, the Company has net operating loss carry forwards of approximately $249,500 which expire through 2023. Based on the fact that the Company has generated

                  ATLANTIC WINE AGENCIES, INC. and SUBSIDIARIES
                    (Formerly New England Acquisitions, Inc.)
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2004 and 2003

      Income Taxes (continued)

      operating losses since inception, a deferred tax asset of approximately $62,375 has been offset by a valuation allowance of the same amount.

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

      Stock-Based Compenstaion

      SFAS No. 123, "Accounting for Stock-Based Compenstaion" prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires employee compensation expense to be recorded (1) using the fair value method or (2) using the intrinsic value method as prescribed by accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB25") and related interpretations with pro forma disclosure of what net income and earnings per share would have been had the Company adopted the fair value method. The Company accounts for employee stock based compensation in accordance with the provisions of APB 25.

      Business Combinations and Intangible Assets

      The Financial Accounting Standards Board ("FSAB") issued SFAS NO. 141, "Business Combinations" which requires the purchase method of accounting for business combinations and eliminates the pooling-of-interests method.

      The FASB has issued SFAS NO. 142, "Goodwill and Other Intangible Assets", which requires the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairment of goodwill.

      The FASB has issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 which changes the accounting for long-lived assets to be held and used by eliminating the requirement to allocate goodwill to long-lived assets to be tested for impairment, by providing a probability weighted cash flow estimation approach to deal with situations in which alternative courses of action to recover the carrying amount of possible future cash flows and by establishing a primary-asset approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for long-lived assets to be held and used. SFAS No. 144 changes the accounting for long-lived assets to be disposed of other than by sale by requiring that the depreciable life of a long-lived asset to be abandoned be revised to reflect a shortened useful life and by requiring the impairment loss to be recognized at the date a long-lived asset is exchanged for a similar productive asset or distributed to owners in a spin-off if the carrying amount of the asset exceeds its fair value. SFAS No 144 changes the accounting for long-lived assets to be disposed of by sale by requiring that discontinued operations no longer be recognized in a net realizable value basis (but at the lower of carrying amount or fair value less costs to sell), by eliminating the recognition of future operating losses of discontinued components before they occur and by broadening the presentation of discontinued operations in the income statement to include a component of an entity rather than a segment of a business. A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally, and for financial reporting purposes, from the rest of the entity.

                  ATLANTIC WINE AGENCIES, INC. and SUBSIDIARIES
                    (Formerly New England Acquisitions, Inc.)
                          (A Development Stage Company)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             March 31, 2004 and 2003

NOTE B - GOING CONCERN

      As shown in the accompanying financial statements, the Company has incurred a net loss since inception of $249,492 and has negative working capital at March 31, 2004. In December 2003, the Company had a change in control of its principal stockholders. On May 4, 2004, the new stockholders directed the Company to acquire all of the issued and outstanding shares of New Heights 560 Holdings, LLC, a Cayman Islands Limited Liability Corporation, in exchange for 100,000,000 shares of the Company's common stock. As a result of the acquisition, the Company owns a world class vineyard in South Africa and intends to produce high quality wines. It is the Company's intent to market and sell these quality wines in Europe which the Company feels is an excellent market. In this connection, the Company is developing a marketing and sales strategy to meet their objective and is seeking additional financing. However, there is no assurance that the Company will be successful in its efforts to raise additional working capital to carry on its marketing and sales initiatives or to generate a profitable operation.

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

NOTE C - RELATED PARTY TRANSACTIONS

      The former principal stockholders of the Company have paid, on behalf of the Company, all of the costs related to the filing of a registration statement under Form SB-2 with the Securities and Exchange Commission and subsequent quarterly compliance filings as well as other miscellaneous administrative expenses including professional fees for legal and accounting. The total amount due the stockholders at March 31, 2003 was $31,084. During the year ended March 31, 2004, the former principal stockholders paid and/or incurred additional costs of $25,142, making their aggregate total $56,226. On December 16, 2003, they sold their majority control to Rosehill Investments, Limited. Part of the sales proceeds was used to liquidate this indebtedness.

NOTE D- COMMON STOCK

      In April 2001, the Company issued 200,000 shares to its two former principal stockholders for $200 at its then par value of $0.01 per share.

      In July 2001, the Company had a 15 to 1 stock split increasing the total shares held by the two principal stockholders to 3,000,000 and changing the par value to $0.00001.

      On October 1, 2001, the Company sold 7,500 shares of its common stock at $2.00 per share under its registration statement on Form SB2 filed with the Securities and Exchange Commission. The registration statement was for a minimum of 7,500 shares and a maximum of 15,000 shares.

                  ATLANTIC WINE AGENCIES, INC. and SUBSIDIARIES
                    (Formerly New England Acquisitions, Inc.)
                          (A Development Stage Company)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             March 31, 2004 and 2003

NOTE D- COMMON STOCK (CONTINUED)

      On October 28, 2003, the Company issued 150,375 shares of its common stock to ADM Tronics Unlimited, Inc. to acquire an assets and rights agreement (license) to market three products: (1) an ethnic shave cream, (2) a burn lotion, and (3) a medical device known as Aurex-3 which has been designed to treat a condition known as Tinnitus. The shares were valued at $0.50.

      On February 27, 2003, the Company issued 100,000 shares of its common stock to acquire CJC Enterprises of New York, Inc., an auto electronics store. The acquired company was owned by the brother of a former principal stockholder of the Company. The shares were valued at $0.2688.

      On November 1, 2003, the Company issued 100,000 shares of its common stock at $0.35 per share to Ollie & Partners, LLC as a consulting fee to market and sell its ethnic shave cream and medical products.

      On December 1, 2003, the Company sold 13,100 shares to a former principal stockholder for $13,100.

      On December 15, 2003, the Company spun-off two wholly owned subsidiaries for which common stock had been issued in the amount of $137,076. See Note E of the Notes to Financial Statements.

      On December 16, 2003, the former majority stockholders approved the sale of 9,234,520 shares of common stock to Rosehill Investments Limited for $56,226 or $0.006 per share.

      On February 14, 2004, the Company entered into a consulting agreement with Benjamin Mauerberger, whose brother Adam Mauerberger is deemed to be a related party of the Company, to locate a merger partner and consult on all aspects of the merger, to advise the Company on hiring of senior management personnel and to develop growth initiatives for the Company. The compensation for the consulting agreement was the issuance of 4,000,000 shares of the company's common stock valued at $0.035 per share. On May 27, 2004, the Company filed a registration statement with the Securities and Exchange Commission to register such shares on Form S-8. The Company has considered these shares to be post-split shares. The shares were issued on May 27, 2004. However, for financial statement purposes, they have been considered issued as of February 14, 2004. See Note G of Notes to Financial Statements.

      On March 1, 2004, the Company approved a 1-for-200 reverse stock split. Accordingly, all per share figures in these financial statements have been adjusted for the reverse stock split.

NOTE E - RESTATEMENT OF PRIOR YEAR FINANCIAL STATEMENTS

      On December 16, 2003, the former controlling stockholders agreed to sell their controlling interest to Rosehill Investments, Limited. Included in the agreement was a spin-off of two wholly owned subsidiaries of the Company to shareholders of record on December 15, 2003.

                  ATLANTIC WINE AGENCIES, INC. and SUBSIDIARIES
                    (Formerly New England Acquisitions, Inc.)
                          (A Development Stage Company)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             March 31, 2004 and 2003


NOTE E - RESTATEMENT OF PRIOR YEAR FINANCIAL STATEMENTS (CONTINUED)

      The value of such divestiture was $137,076 which was associated with (1) a license agreement, (2) the acquisition of CJC Enterprises of New York, Inc., an auto electronics store and (3) a consulting agreement to Ollie & Partners, LLC. Accordingly, for comparability, the financial statements for the year ended March 31, 2003 have been restated to exclude the one month's operations of the auto electronic store.

NOTE F - EMPLOYMENT CONTRACTS

      In March 2003, the Company entered into employment contracts with key employees for a one year term which can be automatically renewed on their anniversary dates. The total commitment to the company under the agreements aggregates $217,000 plus expenses which have a ceiling of approximately $6,000 per month. In addition, the controlling stockholders gave 24,960,000 shares (25% of the company) from their holdings to one employee and 1,500,000 to another.

NOTE G - SUBSEQUENT EVENTS

      On May 4, 2004, the Company acquired all of the issued and outstanding shares of New Heights 560 Holdings, LLC, a Cayman Islands Limited Liability corporation which controls the Mount Rozier Estate (pty) Limited and the Mount Rozier Properties (pty) Limited for 100,000,000 shares of its common stock. The companies own a world class vineyard in the Stellenbosch region of Western Cape, South Africa and produces high quality premium wines. The acquisition is being accounted for as a purchase under SFAS No. 141, Business Combinations. The acquisition has not been included in the Company's financial statements at March 31, 2004.

      The allocation of the purchase price was as follows:
      Value of 100,000,000 shares of
       common stock at $0.035 per share                              $3,500,000
                                                                     ==========

      Fair value of net assets acquired is as follows:
          Land                                                       $2,596,154
          Processing equipment                                           40,866
          Intangibles                                                    51,385
          Inventories                                                   242,429
          Accounts receivable                                            16,834
          Cash                                                          120,742
          Liabilities assumed                                        (3,091,134)
          Goodwill                                                    3,522,724
                                                                     ----------

                                                                     $3,500,000

       Condensed results of operations for the two months ended
       April 30, 2004 for the companies acquired are as follows:

                  Gross revenues                                     $   28,334
                  Cost of sales                                           7,443
                                                                     ----------
                  Gross profit                                           20,891
                  Operating costs                                        42,056
                                                                     ----------

                  Net loss                                           $  (21,165)
                                                                     ==========

      On May 27, 2004, the Company registered 4,000,000 shares of its common stock on Form S-8 for a consulting agreement dated February 14, 2004. See Note D of the Notes to Financial Statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

For the fiscal year ended March 31, 2004, our accountants were Meyler & Company, LLC, independent certified public accountants. At no time has there been any disagreement with either such accountants regarding any matter of accounting principals or practices, financial statement disclosure, or auditing scope or procedure.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

                             OFFICERS AND DIRECTORS

Mr. Harry Chauhan is the sole director of the Company. Mr. Alistair Mcrae is the Company's Secretary. The Company's directors are elected at each Annual Meeting of Shareholders. The directors currently serving on the Company's Board of Directors are set forth in the table below:


Name                Age    Positions and Offices With The Company
-------            -----   ----------------------------------------------
Harry Chauhan       45     Chairman; Chief Executive Officer;
                           President; Chief Financial Officer; and

Alistair Mcrae      26     Secretary

Adam Mauerberger    35     Chief Executive Officer to Atlantic Wine Agencies Ltd


Christopher Burr    55     Executive Consultant to Atlantic Wine Agencies Ltd

No director holds any directorship in a company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 or subject to the requirements of Section 15(d) of such Act. No director holds any directorship in a company registered as an investment company under the Investment Company Act of 1940.

As the Board of Directors only has one director and the Company one employee, no Audit or Strategy Committee has been established. The Company does not have a standing nominating committee or any committee performing a similar function. For the above reasons, the Company has not adopted a code of ethics.

On February 9, 2004, the Company's directors resigned and Mr. Harry Chauhan was appointed as the Company's sole Director and its President.

The following is a biographical summary of the directors and officers of the
Company:

HARRY CHAUHAN

From January 2002 to the present, Mr. Chauhan has been involved in with Australian Power and Energy Limited, Salem Hotels and Resorts Limited and International Healing Company Limited as a consult. His responsibilities have included: (i) development and implementation of business plans; (ii) structuring of mergers and acquisitions; (iii) management of organizational and operational strategies; and (iv) financial modeling, budgets and fund raising activities.

From November 1999 through December 2001, Mr. Chauhan was the Commercial and Finance Manager for the United Kingdom and German territories for Habitat UK and Germany.

In addition to the above experiences, Mr. Chauhan has been instrumental in many start up operations, and has held Directorships and senior positions in organizations such as Wimpey Leisure the largest leisure and home builder in the world where he was Finance and Commercial Director, Renault UK as a management controller, Atlantis Energy Switzerland as a consultant, Caterpillar in France, Spain and Germany, and the Burton Group in UK and mainland Europe where he was involved in cross border trading development and reorganization of the international business.

Mr. Chauhan has extensive knowledge of finance, accounting, tax and business development and restructuring in many countries including Russia where he was Commercial Director for Radisson Hotels and Americom Business Centres JV.


ALISTAIR MCRAE

Mr. Alistair Mcrae is the Company's Secretary. Prior to this, Mr. Mcrae held various positions as a consultant for a number of years in the UK, South Africa and Australia. Mr. Mcrae has been a Secretary for a variety of companies ranging from start up to established companies in the United Kingdom, United States of American, South Africa and Australia.

Prior to pursuing a professional career Mr. Mcrae studied at Damelin College in Cape Town, South Africa studying various business related subjects including accounting.


ADAM MAUERBERGER

On March 1, 2004 , the Company's wholly-owned subsidiary, Atlantic Wine Agencies Limited, contract with Mr. Adam Mauerberger as its CEO and acting sales and marketing manager director.

Adam was responsible for the development and management of Zachys Wine Merchants Limited, an exclusive premium wine dealer based in London. He also managed the launch and management of the Mayfair fine wine format for Majestic Wines Limited. He was responsible for driving the development of several prestige agency brands including Bollinger, Rustenburg and Southcorp brands. Adam was also key in the development of premium wine agencies for London and the South East under BRL Hardy and Constellation Wines.

CHRISTOPHER BURR

On February 15, 2004, the Company's wholly owned subsidiary, Atlantic Wine Agencies Limited, contracted with Mr. Christopher Burr, a leading international figure in the industry. Mr. Burr has worked in a number of senior positions as European Director of Bass Brewers, then Managing Director of two fine wine shipping businesses. Christopher reached the pinnacle of the industry, when he was appointed as International Head of Wine at Christies, the traditional auction house, overseeing sales in London, New York, Los Angeles, Tokyo and other worldwide sales centres.

Whilst rising to the top of his profession, Christopher became a Master of Wine, won the Villa Maria prize for his papers on viticulture had his opinions on wine and the industry published regularly around the world and has hosted some of the world's most prestigious tastings.


                      COMPLIANCE WITH SECTION 16(A) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

Not applicable.

ITEM 10. EXECUTIVE COMPENSATION


The table below sets forth all annual and long-term compensation paid by the Company through the latest practicable date to the Chief Executive Officer of the Company and to all executive officers of the Company who received total annual salary and bonus in excess of $100,000 for services rendered in all capacities to the Company and its subsidiaries during the fiscal year ended March 31, 2004. As the operating company (Atlantic Wine Agencies, Inc. prior to its merger with New England Acquisitions, Inc) was formed in 2003, only one year of compensation is available.

The following table sets forth information concerning all remuneration paid by the Company as of March 31, 2004 to the Company's sole Director and Executive Officer. All of the following dollar denominations are adjusted from United Kingdom Pounds at a rate of 1.84 USD per Pound.

Summary Compensation Table

                                                                       LONG-TERM
                                                                      COMPENSATION
                                                                         AWARDS
                                                                     ---------------
                                                                                        SECURITIES
                                                                                        UNDERLYING
                                                                                        OPTIONS (#)     ALL OTHER
NAME AND PRINCIPAL POSITION                           YEAR         SALARY      BONUS      /SARS        COMPENSATION
---------------------------                           ----         ------      -----      -----        ------------
Harry Chauhan -
Chairman, Chief Executive Officer,
President,  and Chief Financial Officer               2004       $ 26,000*        0           0              0

Alistair Mcrae - Secretary                            2004         15,000**       0           0              0

Adam Mauerberger - CEO of subsidiary                  2004         99,360***      0           0              0

Christopher Burr - Consultant to
   subsidiary                                         2004         25,0004****    0           0              0

*Mr. Chauhan's is employed by the Company pursuant to an oral agreement which both parties intend to formalize with a written agreement within the next 30 days. The terms of Mr. Chauhan's employment are: (i) a 5 year term with an annual salary in year one of $78,000; and (ii) reimbursement for expenses estimated to be a total of $48,000 on an annualized basis. As Mr. Chauhan began his employment with the Company on March 1, 2004, his salary in the above table is for the 4 months ending June 2004. Mr. Chauhan's employment terms are to be reviewed at such time that the various development projects by the Company are in place.

**Mr. Mcrae is employed by the Company pursuant to an oral agreement for a term of 3 years to which both parties intend to formalize with a written agreement within the next 30 days. Mr. Mcrae receives a salary of $15,000 per year and any Company related expenses.

***Mr. Mauerberger's contract is for a period of 5 years with an annual salary of $98,280 in year one and escalating to $174,720 in year five. In addition to his annual salary, Mr. Mauerberger has the right to receive $2,200 in additional benefits and reimbursement of approved expenses up to a maximum of $14,720 per month. The consulting agreement may be terminated for "cause".

****Mr. Burr's contract is for a renewable one year term with an annual salary of approximately $50,000. He also has been granted an option to purchase the Company's products at terms to be mutually agreed upon at the time Mr. Burr exercises such right.

DIRECTORS' COMPENSATION

During the fiscal year ended March 31, 2004 no fees were paid to our Director.

EMPLOYMENT CONTRACTS

See footnote to the compensation table immediately above for the material terms of our officers employment/consulting agreements with the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth information regarding the beneficial ownership of the shares of the Common Stock (the only class of shares previously issued by the Company) at June 28, 2004, by (i) each person known by the Company to be the beneficial owner of more than five percent (5%) of the Company's outstanding shares of Common Stock, (ii) each director of the Company, (iii) the executive officers of the Company, and (iv) by all directors and executive officers of the Company as a group. Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person and can be contacted at the address of the Company.

Title of Class            Name of Beneficial Owner          Shares of Common Stock              Percent of Class

Common                    New Heights 560 Holdings LLC                  68,450,000                      65.78%
                          c/o Hyperion Holdings Ltd
                          64 Knightsbridge
                          London, UK SW1X

Common                    Adam Mauerberger1                             24,960,000                      23.99%

Common                    Harry Chauhan                                  1,500,000                       1.44%

Common                    Alistair Mcrae                                         0                          0%

Directors and Officers
as a group                                                              26,460,000                      25.43%

1Mr. Mauerberger is the sole shareholder of Fairhurst Properties S A. Akara Bldg 24 De Castro Street Wickhams Cay 1Road Town, Tortola BVI

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Atlantic Wine Agencies Ltd.'s CEO Adam Mauerberger is brother to Benjamin Mauerberger, a consultant to Atlantic Wine Agencies, Inc. However, they do not reside at the same address and do not have any agreement between them regarding the respective shares controlled by them.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

Exhibit Number Exhibit Description

10.1 Adam Mauerberger Employment Agreement
21.1 Subsidiaries of the Company
23.1 Consent of Independent Certified Public Accountant
31.1 Section 302 Certification
32.1 Section 906 Certification

(b) Reports on Form 8-K.

On February 12, 2004, the Company filed an 8-K (Item 6) with the Securities and Exchange Commission with respect to Mr. Harry Chauhan's appointment as a director and officer with the Company and the resignation of the Company's prior officers and directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company's fiscal year ended March 31, 2004, the estimated cost for professional services rendered for the audit of our financial statements and the review of the Form 10-KSB is approximately $12,000 to $15,000. We were billed approximately $5,000 for professional services rendered for the audit as of March 31, 2004 and review of financial statements included in our periodic and other reports filed with the Securities and Exchange Commission for our year ended March 31, 2004. We were also billed in February 2004 $3,000 for preparation and review of our quarterly financial statements.

Tax Fees

For the Company's fiscal year ended March 31, 2004, the estimated cost for professional services rendered for tax compliance, tax advice, and tax planning is de minimis.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended March 31, 2004.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATLANTIC WINE AGENCIES INC.


/s/ Harry Chauhan
---------------------------
Name: Harry Chauhan
Title: Chairman of the Board, Chief Executive Officer,
President, Chief Financial Officer and Secretary
Date: June 28, 2004

                        INDEPENDENT CONTRACTOR AGREEMENT

         This  Independent  Contractor  Agreement   ("Agreement")  is  made  and
effective this 1st day of March 2004, by and between Adam Mauerberger ("Consultant") and Atlantic Wine Agencies Limited ("Company").

         WHEREAS, Company desires to engage Consultant to perform certain services for the Company, pursuant to the terms and conditions stated in this Agreement, and

         WHEREAS, Consultant desires to perform certain services for Company, pursuant to the terms and conditions stated herein.

         NOW, THEREFORE, in consideration of the foregoing and the mutual promises and covenants herein contained, the parties agree as follows:

1. Services to be Performed. Company desires that Consultant perform, and Consultant agrees to perform the following services for the Company in the indicated capacities:

     EXECUTIVE CONSULTANT

      o Develop Mount Rozier brands through the Company into one of the top 15 South African brands within the UK market in 5 years.

      o Based on the success of Mount Rozier create a platform for the business to grow through acquisition focusing on new world brands.

      o Develop and manage strategy of the Company's Marketing, Sales and Viticulture.

     MARKETING / SALES

      o Develop medium to long-term agreement partnerships with On and Off trade agents within the UK to achieve volume targets.

      o Compile and provide latest Nielson stats by category management to build agency presentations and profile within market place

      o     Compile SA trade market review on an annual basis

      o Develop new packaging and marketing promotions in line with current global brand competition.

      o Provide all training and educational aspects of the business for the team on wine and agency business

      o Manage promotional marketing spend to grow the business via part time commissionable retro contracts.

     VITICULTURE/ VINIFICATION

      o Manage the Wine making team to develop brands that would be appropriate for International markets.

      o Develop vineyards and area not under vine into production that follows trend of largest consumer variety consumption

      o Identify investment required through Viti consultants Johan Wiese and Cadus Coopers in Beaune Burgundy.

2. Consultant's Performance. All work done by Consultant shall be of the highest
professional   standard  and  shall  be   performed   to  Company's   reasonable
satisfaction.

3. Status. Consultant's status under this Agreement shall be that of an independent consultant, and not that of an agent or employee. Consultant warrants and represents that he has complied with all federal, state and local laws regarding business permits and licenses that may be required for him to perform the work as set forth in this Agreement.

4. Terms of Compensation. In addition to Section 8 of this Agreement, Company shall pay to Consultant a salary as follows:

         YEAR                        COMPENSATION (POUND)
         ----                       ----------------------
          1                         54,000
          2                         54,000
          3                         72,000
          4                         72,000
          5                         96,000

5. Reimbursement of Expenses. Company shall reimburse Consultant for aggregate monthly expenses of (pound)8,000 incurred by Consultant providing the expenses are documented in writing by Consultant to the satisfaction of the Company.

6. Termination. This Agreement may be terminated at anytime by Consultant during the term hereof with 90 days written notice. Further, this Agreement may be terminated by the Company for Cause (as that term is defined below) with 90 days written notice. In the event Company dismisses Consultant for Cause then Company's obligations to Consultant shall be limited to the compensation earned up to the date of Consultant's termination for Cause.

      (a)   Definition of Cause. "Cause" shall mean:

            (i) any action by Consultant which constitutes dishonesty relating to Company, a willful violation of law (other than traffic offenses and similar minor offenses) or a fraud against Company;

            (ii) Consultant is charged by indictment for, is convicted of or pleads guilty to a felony or other crime;

            (iii) misappropriation of Company's funds or assets by Consultant for his personal gain;

            (iv)  willful   misconduct  by   Consultant   relating  to  Company,
            including, without limitation, willful failure to perform stated duties or to follow legitimate directions of his superiors;

            (v) the continual or frequent possession by Consultant of an illegal substance or abuse by Consultant of a controlled substance or alcohol resulting in a pattern of behavior disruptive to the business operations of Company;

            (vi) failure by Consultant to perform Consultant's duties and responsibilities to Company in a competent manner;

            (vii) any material violation by Consultant of any covenant contained in this Agreement, including covenants related to confidentiality; and

            (viii)  any  other  willful   misconduct  which  materially  injures
            Company.

            Subject to this Section 6, in the event that the Company terminates this Agreement for any reason other than "For Cause", Consultant shall receive all benefits pursuant to Sections 4 and 8 of this Agreement as if Consultant satisfactorily performed all required duties during the Term of this Agreement. Consultant may not be terminated pursuant to Section 6(a)(vi) or (vii) as a result of the Company's inability to be sufficiently capitalized for Consultant to reasonably perform his duties under this Agreement.

7. Federal, State and Local Payroll Taxes. Company will not withhold or pay on behalf of Consultant or any of its employees: (a) U.S. federal, state or local income taxes; or (b) any other payroll tax of any kind. In accordance with the terms of this Agreement and the understanding of the parties herein, Consultant shall not be treated as an employee with respect to the services performed hereunder for U.S. federal, state or local tax purposes.

8. Fringe Benefits. Because Consultant is engaged in its own independent consulting business, it is not eligible for, nor entitled to, and shall not participate in, any of Company's pension, health or other fringe benefit plans, if any such plans exist. Such participation in these fringe benefits plans is limited solely to Company's employees. However, Company shall pay to Consultant (pound)100 per month to be applied to Consultant's health expenses.

9. Notice to Consultant Regarding Tax Liability. Consultant understands that he is responsible to pay his income tax in accordance with federal, state and local law. Consultant further understands that he is liable for Social Security, ("FICA") tax, to be paid in accordance with all applicable laws.

10. Term. This Agreement's term shall begin on the date hereof and shall remain in force until February __, 2007. Unless either the Consultant or the Company provides 90 days written notice to the other party to this Agreement of its intention to terminate this Agreement, this Agreement shall be renewed for an additional two years without any action required on either the Consultant or the Company on the terms and conditions found herein.

11. Confidentiality.During the term of this Agreement, and thereafter in perpetuity, Consultant shall not, without the prior written consent of Company, disclose to anyone any Confidential Information. "Confidential Information" for the purposes of this Agreement shall include Company's proprietary and confidential information such as, but not limited to, customer lists, business plans, marketing plans, financial information, designs, drawing, specifications, models, software, source codes and object codes. Confidential Information shall not include any information that: (a) is disclosed by Company without restriction; (b) becomes publicly available through no act of Consultant; or (c) is rightfully received by Consultant.

12. Controlling Law. This Agreement shall be governed by and construed in accordance with the laws of the United Kingdom.

13. Headings. The headings in this Agreement are inserted for convenience only and shall not be used to define, limit or describe the scope of this Agreement or any of the obligations herein.

14. Final Agreement. This Agreement constitutes the final understanding and agreement between the parties with respect to the subject matter hereof and supersedes all prior negotiations, understandings and agreements between the parties, whether written or oral. This Agreement may be amended, supplemented or changed only by an agreement in writing signed by both of the parties.

15. Notice. Any notice required to be given or otherwise given pursuant to this Agreement shall be in writing and shall be hand delivered, mailed by certified mail, return receipt requested or sent by recognized overnight courier service as follows:

         If to Consultant:

                  Fax:

         It to Company:

                  Fax:
                  Attn:

         With a copy to:

                  William S. Rosenstadt, Esq.
                  Rubin, Bailin, Ortoli, Mayer & Baker LLP
                  405 Park Avenue - 15th Floor

                  New York, NY 10022

         Such Notice shall be deemed given when actually delivered.

16. Severability. If any term of this Agreement is held by a court of competent jurisdiction to be invalid or unenforceable, then this Agreement, including all of the remaining terms, will remain in full force and effect as if such invalid or unenforceable term had never been included.

17. Restrictions on Assignment.Consultant may not assign or otherwise transfer his rights or delegate its obligations created hereunder to any third party without the prior written consent of the Company. Notwithstanding the foregoing, this Agreement shall bind and inure to the benefit of the successors and assigns of the parties.

         IN WITNESS WHEREOF, this Agreement has been executed by the parties as of this the 1st day of March 2004.

            Atlantic Wine Agencies Limited

                 Atlantic Wine Agencies, Inc. -
                 Sole Shareholder of Atlantic Wine Agencies Limited

                 By: /s/ Harry Chauhan
                    --------------------
                 Name: Harry Chauhan
                 Title: President

                Adam Mauerberger

                /s/ Adam Mauerberger
                ---------------------