Form 10QSB
period 2004-06-30
ATLANTIC WINE AGENCIES INC
filed 2004-08-19
CIK 1142790

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D. C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

                        Commission file number 333-63432

                           ATLANTIC WINE AGENCIES INC.
        (Exact name of small business issuer as specified in its charter)

             Florida                                    65-110237
   (State or other jurisdiction of                  (I.R.S. Employer
   incorporation or organization)                   Identification No.)

                                64 Knightsbridge
                                   London, UK
                                      SW1X
                    (Address of principal executive offices)

                               011-44-797-905-7708
                           (Issuer's telephone number)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No___

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

The number of shares of the issuer's outstanding common stock, which is the only class of its common equity, on August 18, 2004 was 104,063,027.

ITEM 1 FINANCIAL STATEMENTS


Description                                                                             Page No.

FINANCIAL INFORMATION:

Financial Statements

Consolidated Balance Sheets at June 30, 2004
   (Unaudited)..........................................................................   3

Consolidated Statement of Operations for the Three Months Ended June 30, 2004
  and for the Period from April 18, 2001 to June 30, 2004 (Unaudited)...................   4

Consolidated Statements of Cash Flows for the Three Months Ended
   June 30, 2004 and for the Period from April 18, 2001 to June 30, 2004 (Unaudited) ...   5

Notes to Consolidated Financial Statements (Unaudited)..................................   6

ITEM 1. FINANCIAL STATEMENTS


                  ATLANTIC WINE AGENCIES, INC. and SUBSIDIARIES
                    (Formerly New England Acquisitions, Inc.)
                          (A Development Stage Company)


                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2004

CURRENT ASSETS
   Cash                                                             $   309,944
   Accounts receivable                                                   21,534
   Inventory                                                            300,359
                                                                    -----------
         Total Current Assets                                           631,837

OTHER ASSETS
   Property, plant and equipment, net
                                                                      2,635,621
   Goodwill, net                                                        496,270
                                                                    -----------

                                                                    $ 3,763,728

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                 $    76,431
   Accrued expenses                                                      30,000
                                                                    -----------
         Total Current Liabilities                                      106,431

LONG-TERM DEBT
   Due to principal stockholders                                        298,618

STOCKHOLDERS' EQUITY
   Common stock authorized 150,000,000
     shares; $0.00001 par value; issued
     and outstanding 104,063,027 shares                                   1,041
   Additional contributed capital                                     3,708,315
   Other comprehensive income                                           128,544
   Deficit accumulated during Development Stage                        (479,221)
                                                                    -----------

         Total Stockholders' Equity                                   3,358,679
                                                                    -----------

                                                                    $ 3,763,728


See accompanying notes to financial statements.

                  ATLANTIC WINE AGENCIES, INC. and SUBSIDIARIES
                    (Formerly New England Acquisitions, Inc.)
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                 Period
                                                         For the Three       April 18, 2001
                                                          Months Ended       (Inception) to
                                                            June 30,             June 30,
                                                              2004                2004
                                                          ------------       --------------
NET SALES                                                 $     56,143       $     56,143

COSTS AND EXPENSES
   Cost of goods sold                                          128,107            128,107
   Selling, general and administrative                         148,849            398,341
   Depreciation and amortization                                 5,543              5,543
                                                          ------------       ------------

         Total Costs and Expenses                              282,499            531,991
                                                          ------------       ------------

NET OPERATING LOSS                                            (226,356)          (475,848)

OTHER EXPENSE
   Interest expense                                                 (9)                (9)
                                                          ------------       ------------

NET LOSS                                                  $   (226,365)      $   (475,857)
                                                          ============       ============

NET LOSS PER SHARE, basic and diluted                     $      (.003)      $       (.09)
                                                                             ============

Weighted average number of common shares outstanding        67,799,291          5,461,682
                                                          ============       ============


Note: The Company had no operating activities for the comparable period ending June 30, 2003.


                 See accompanying notes to financial statements.

                  ATLANTIC WINE AGENCIES, INC. and SUBSIDIARIES
                    (Formerly New England Acquisitions, Inc.)
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                Period
                                                         For the Three      April 18, 2001
                                                          Months Ended      (Inception) to
                                                            June 30,            June 30,
                                                              2004               2004
                                                          ------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss for period                                    $  (226,365)      $  (475,857)
   Non-cash item included in net loss:
     Stock based compensation                                      --           140,000
     Depreciation and amortization                              5,574             5,574
  Changes in operating assets and liabilities:
     Accounts receivable                                       (4,610)           (4,610)
     Inventory                                                (57,931)          (57,931)
     Accounts payable                                          58,872            58,872
     Accrued expenses                                         (13,500)           30,000
     Increase in due to principal stockholders                298,618           298,618
                                                          -----------       -----------

           Net Cash (Used In) Provided by Operating
                 Activities                                    60,658            (5,334)
CASH FLOWS FROM FINANCING ACTIVITIES
   Sale of common stock                                            --            84,525
   Cost of registering securities                                  --           (18,533)
   Cash acquired in acquisition                               120,742           120,742
                                                          -----------       -----------
         Net Cash Provided by Financing Activities            120,742           186,734
                                                          -----------       -----------

EFFECT OF EXCHANGE RATE CHANGES  ON
   CASH                                                       128,544           128,544
                                                          -----------       -----------
NET INCREASE IN CASH                                          309,944           309,944
CASH AT  BEGINNING OF PERIOD                                       --                --
                                                          -----------       -----------
CASH AT END OF PERIOD                                     $   309,944       $   309,944
                                                          ===========       ===========

SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION
   Cash paid for interest                                 $         9       $         9
  Non-cash investing and financing activities:
    Issuance of common stock relating to the
     change of control and settlement of
     obligations to previous principal
     stockholders. See Note C of Notes to
     Financial Statements                                      56,226
   Acquisition of New Heights 560 Holding, LLC:
     Cash                                                     120,742           120,742
     Accounts receivable                                       16,924            16,924
     Inventory                                                242,429           242,429
     Property, plant, and equipment                         2,637,020         2,637,020
     Goodwill                                                 449,059           449,059
     Accounts payable                                          17,559            17,559
     Common stock                                           3,500,000         3,500,000

                 See accompanying notes to financial statements.

                  ATLANTIC WINE AGENCIES, INC. and SUBSIDIARIES
                    (Formerly New England Acquisitions, Inc.)
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004


NOTE A -  BASIS OF PRESENTATION

                 The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the three months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending March 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Atlantic Wine Agencies, Inc., formerly New England Acquisitions, Inc., annual report on Form 10-KSB for the year ended March 31, 2004.

NOTE B - STOCKHOLDERS' EQUITY

                 On May 4, 2004, the Company acquired all of the issued and outstanding shares of New Heights 560 Holdings, LLC, a Cayman Islands Limited Liability corporation which controls Mount Rozier Estate (pty) Limited and the Mount Rozier Properties
                 (pty) Limited for 100,000,000 shares of its common stock. The companies own a world class vineyard in the Stellenbosch region of Western Cape, South Africa and produces high quality premium wines. The acquisition is being accounted for as a purchase under SFAS No. 141, Business Combinations.

              The allocation of the purchase price was as follows:
                  Value of 100,000,000 shares of common stock at
                       $0.035 per share                                            $3,500,000
                                                                                   ==========
              Fair value of net assets acquired is as follows:
                  Land                                               $2,596,154
                  Processing equipment                                   40,866
                  Intangibles                                            51,385
                  Inventories                                           242,429
                  Accounts receivable                                    16,924
                  Cash                                                  120,742
                  Liabilities assumed                                   (17,559)
                  Goodwill                                              449,059
                                                                    -----------
                                                                     $3,500,000
                                                                    ===========

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

     On May 4, 2004, the Company acquired all of the issued and outstanding shares of New Heights 560 Holdings LLC, a Cayman Islands limited liability corporation ("New Heights"), in exchange for One Hundred Million shares of its restricted common stock which is equal to 99.9% of the total outstanding shares of the Company's common stock (this transaction shall be referred to as the "Merger"). As a result of the Merger, the Company now has two wholly owned subsidiaries, Mount Rozier Estates (Pty) Limited and Mount Rozier Properties (Pty) Limited. Such companies own a world class vineyard in the Stellenbosch region of Western Cape, South Africa. The vineyard and surrounding properties consist of 105 hectares of arable land for viticultural as well as residential and commercial purposes. In the opinion of the management the site is a world class site in terms of location, soil composition and future development potential.

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

b. Reports on Form 8-K

On May 17, 2004, the Company filed an 8-K with the Securities and Exchange Commission with respect to a change of control (file no. 333-63432) which occurred on May 4, 2004. On May 4, 2004, the Company acquired all of the issued and outstanding shares of New Heights 560 Holdings LLC, a Cayman Islands limited liability corporation ("New Heights"), in exchange for One Hundred Million shares of its restricted common stock which is equal to 99.9% of the total outstanding shares of the Company's common stock (this transaction shall be referred to as the "Merger"). As a result of the Merger, the Company now has two wholly owned subsidiaries, Mount Rozier Estates (Pty) Limited and Mount Rozier Properties (Pty) Limited. Such companies own a world class vineyard in the Stellenbosch region of Western Cape, South Africa. The vineyard and surrounding properties consist of 105 hectares of arable land for viticultural as well as residential and commercial purposes. In the opinion of the management the site is a world class site in terms of location, soil composition and future development potential.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATLANTIC WINE AGENCIES INC.

/s/ Harry Chauhan
-------------------
Name: Harry Chauhan
Title: President, Chief Financial Officer and Chairman of the Board
Date:  August 18, 2004