Form 10QSB
period 2004-09-30
ATLANTIC WINE AGENCIES INC
filed 2004-11-22
CIK 1142790

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D. C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

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

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___X__ No_______

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

The number of shares of the issuer's outstanding common stock, which is the only class of its common equity, on November 18, 2004 was 104,063,027.


ITEM 1 FINANCIAL STATEMENTS


Description                                                                                                    Page No.
FINANCIAL INFORMATION:

Financial Statements

Consolidated Balance Sheets at September 30, 2004 (Unaudited)...............................................    F-1

Consolidated Statement of Operations for the Three Months Ended September 30, 2004
  and for the Period from December 16, 2003 to September 30, 2004 Unaudited)................................    F-2

Consolidated Statements of Cash Flows for the Three Months Ended
   September 30, 2004 and for the Period from December 16, 2003 to September 30, 2004 (Unaudited)..........
                                                                                                                F-3

Notes to Consolidated Financial Statements (Unaudited)......................................................    F-4

ITEM 1. FINANCIAL STATEMENTS


                  ATLANTIC WINE AGENCIES, INC. and SUBSIDIARIES
                    (Formerly New England Acquisitions, Inc.)
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2004



CURRENT ASSETS
   Cash ........................................................    $   156,109
   Accounts receivable .........................................         30,000
   Inventory ...................................................      1,145,949
                                                                    -----------
         Total Current Assets ..................................      1,332,058

OTHER ASSETS
   Property, plant and equipment, net
                                                                      2,547,076
   Trademarks ..................................................         47,521
                                                                    -----------

                                                                    $ 3,926,655

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable ............................................    $   659,423
   Accrued expenses ............................................         32,197
                                                                    -----------
         Total Current Liabilities .............................        691,620

LONG-TERM DEBT
   Due to principal stockholders ...............................        895,152

STOCKHOLDERS' EQUITY
   Common stock authorized 150,000,000
     shares; $0.00001 par value; issued
     and outstanding 104,063,027 shares ........................          1,041
   Additional contributed capital ..............................      2,862,839
   Deficit accumulated during Development Stage ................       (523,997)
                                                                    -----------

         Total Stockholders' Equity ............................      2,339,883
                                                                    -----------

                                                                    $ 3,926,665

                 See accompanying notes to financial statements.

                  ATLANTIC WINE AGENCIES, INC. and SUBSIDIARIES
                    (Formerly New England Acquisitions, Inc.)
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                               Period
                                            For the Three   For the Six   December 16, 2003
                                            Months Ended    Months Ended   (Inception) to
                                            September 30,   September 30,  September 30,
                                                 2004           2004           2004
                                           ------------    ------------    ------------
NET SALES ..............................   $     63,893    $    120,036    $    120,036

COSTS AND EXPENSES
   Cost of goods sold ..................        (27,659)        100,448         100,448
   Selling, general and administrative .        231,786         380,635         410,635
   Stock based compensation ............        140,000
   Depreciation and amortization .......          2,335           7,878           7,878
                                           ------------    ------------    ------------

         Total Costs and Expenses ......        206,462         488,961         658,961
                                           ------------    ------------    ------------

NET OPERATING LOSS .....................       (142,569)       (368,925)       (538,925)

OTHER EXPENSE
   Currency exchange gain ..............         14,937          14,937          14,937
   Interest expense ....................                             (9)             (9)
                                           ------------    ------------    ------------
                                                 14,937          14,928          14,928
                                           ------------    ------------    ------------

NET LOSS ...............................   $   (127,632)   $   (353,997)   $   (523,997)
                                           ============    ============    ============

NET LOSS PER SHARE, basic and diluted ..                   $     (0.004)   $     (0.006)
                                                           ============    ============

Weighted average number of common shares
   outstanding .........................                     85,830,887      85,830,557
                                                           ============    ============


Note: The Company had no operating abilities for the comparable period ending
      September 30, 2003.

                 See accompanying notes to financial statements.

                  ATLANTIC WINE AGENCIES, INC. and SUBSIDIARIES
                    (Formerly New England Acquisitions, Inc.)
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                        Period
                                                       For the Six  December 16, 2003
                                                       Months Ended (Inception) to
                                                       September 30, September 30,

CASH FLOWS FROM OPERATING ACTIVITIES                       2004           2004
                                                       -----------    -----------
   Net loss for period .............................   $  (353,997)   $  (523,997)
   Non-cash items included in net loss:
     Stock based compensation ......................       140,000
     Depreciation and amortization .................         7,878          7,878
  Changes in operating assets and liabilities:
     Accounts receivable ...........................       (30,000)       (30,000)
     Inventory .....................................    (1,145,949)    (1,145,949)
     Accounts payable ..............................       659,423        659,423
     Accrued expenses ..............................         2,197         32,197
     Increase in due to principal stockholders .....       895,152        895,152
                                                       -----------    -----------

           Net Cash  Provided by Operating
                 Activities ........................        34,704         34,704

CASH FLOWS FROM INVESTING ACTIVITIES ...............    (2,602,475)    (2,602,475)
                                                       -----------    -----------
         Net Cash Used in Investing Activities .....    (2,602,475)    (2,602,475)
                                                       -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Capital contribution ............................     2,723,880      2,723,880
                                                       -----------    -----------

         Net Cash Provided by  Financing  Activities     2,723,880      2,723,880
                                                       -----------    -----------

NET  INCREASE IN CASH ..............................       156,109        156,109
CASH AND CASH EQUIVALENTS AT
    BEGINNING OF PERIOD
                                                       -----------    -----------
CASH AT END OF PERIOD ..............................   $   156,109    $   156,109
                                                       ===========    ===========

                 See accompanying notes to financial statements.

                  ATLANTIC WINE AGENCIES, INC. and SUBSIDIARIES
                    (Formerly New England Acquisitions, Inc.)
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004


NOTE A -  BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the six months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending March 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Atlantic Wine Agencies, Inc., formerly New England Acquisitions, Inc., annual report on Form 10-KSB for the year ended March 31, 2004 and the Form 8-K filed in September 2004.


NOTE B -  REVERSE MERGER

         On May 4, 2004, the stockholders of New Heights 560 Holdings, LLC a Cayman Island Limited Liability Company, acquired 100,000,000 shares of Atlantic Wine Agencies, Inc. common stock in an exchange of shares, thereby obtaining control of the company. Subsequent to the acquisition, New Heights 560 Holdings, LLC controlled 99% of the outstanding common stock of the company. In this connection, New Heights 560 Holdings, LLC became a wholly owned subsidiary of Atlantic Wine Agencies, Inc. and its officers and directors replaced New Heights 560 Holdings', LLC officers and directors. Prior to the acquisition, Atlantic Wine Agencies, Inc. was a non-operating public shell corporation. Pursuant to Securities and Exchange Commission rules, the merger or acquisition of a private operating company into a non-operating public shell corporation with nominal net assets is considered a capital transaction. Accordingly, for accounting purposes, the acquisition has been treated as an acquisition of New Heights 560 Holdings, LLC by Atlantic Wine Agencies, Inc. and a recapitalization of such. Since the merger is a recapitalization of Atlantic Wine Agencies, Inc. and not a business combination, pro-forma information is not presented.


NOTE C -  DUE TO PRINCIPAL STOCKHOLDERS

         At September 30, 2004, principal stockholders have advanced the Company $895,152 for working capital. Such loans are non-interest bearing and have no specific maturity date for repayment.


NOTE D -  ACQUISITION OF AUSTRALIAN WINERY AND VINEYARD

         On September 13, 2004, Atlantic Wine Agencies, Inc. ("Company") entered into an agreement to issue 20,000,000 shares of its common stock to the stockholders of Dominion Wines, Ltd. and Dominion Estates Pty., Ltd. in exchange for all of the issued and outstanding shares of each of those entities. Additionally, the Company agreed to make payments of $3,136,202.87 Australian dollars to National Australian Bank to settle a loan facility held by Dominion Wines, Ltd., advance Dominion wines $223,797.13 Australian dollars for working capital and assume a $4,081,387.11 Australian dollar loan held by the commonwealth Bank of Australia. The Company also canceled 20,000,000 shares of its common stock which were held by certain stockholders.

         Since the Company is currently in the process of completing its acquisition audit and obtaining asset valuations, the effect of this transaction has not been included in the Company's balance sheet as at September 30, 2004 nor has it been included in the statement of operations for the three and six months ended September 30, 2004. Preliminary and unaudited financial data is presented below:

                Balance Sheet:
                    Current assets                        $   4,714,506
                    Fixed assets, net                        14,528,830
                    Trademarks                                   46,958
                                                          -------------
                         Total Assets                        19,290,294

                    Less: current liabilities
                      Bank debt                               7,441,387
                      Other liabilities                       2,380,307
                                                          -------------

                         Net Assets                       $   9,468,600
                                                          =============

         Preliminary and unaudited operating data for the year ended June 30, 2004 is as follows:

                Total revenue                             $   4,660,705
                Cash and expenses:
                    Cost of goods sold                        3,024,348
                    General and administrative expense        1,600,599
                                                          -------------
                         Total Expense                        4,624,947

                Net Income                                $       35,758
                                                          =============

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

     GENERAL

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

     On May 4, 2004, the stockholders of New Heights 560 Holdings, LLC a Cayman Island Limited Liability Company, acquired 100,000,000 shares of Atlantic Wine Agencies, Inc. common stock in an exchange of shares, thereby obtaining control of the company. Subsequent to the acquisition, New Heights 560 Holdings, LLC controlled 99% of the outstanding common stock of the company. In this connection, New Heights 560 Holdings, LLC became a wholly owned subsidiary of Atlantic Wine Agencies, Inc. and its officers and directors replaced New Heights 560 Holdings', LLC officers and directors. Prior to the acquisition, Atlantic Wine Agencies, Inc. was a non-operating public shell corporation. Pursuant to Securities and Exchange Commission rules, the merger or acquisition of a private operating company into a non-operating public shell corporation with nominal net assets is considered a capital transaction. Accordingly, for accounting purposes, the acquisition has been treated as an acquisition of New Heights 560 Holdings, LLC by Atlantic Wine Agencies, Inc. and a recapitalization of such.

     On September 13, 2004, Atlantic Wine Agencies, Inc. ("Company") entered into an agreement to issue 20,000,000 shares of its common stock to the stockholders of Dominion Wines, Ltd. and Dominion Estates Pty., Ltd. in exchange for all of the issued and outstanding shares of each of those entities. Additionally, the Company agreed to make a payment of $3,136,202.87 Australian dollars to National Australian Bank to settle a loan facility held by Dominion Wines, Ltd., advance Dominion wines $223,797.13 Australian dollars for working capital and assume a $4,081,387.11 Australian dollar loan held by the commonwealth Bank of Australia. The Company also proposed canceling 20,000,000 shares of its common stock held by certain stockholders.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS

We are currently in the development stage and have generated $120,036 from sales of our wines for the six months ending September 30, 2004. We have financed our operations to date through the sale of our securities.

Operating costs for the period from inception to September 30, 2004 aggregated $658,691. The majority of these costs were maintenance and marketing expenses related to our South African vineyard operation. As a result of the above we realized a cumulative loss of $523,997 or .006 per share.

Operating costs for the six-month period ended September 30, 2004 aggregated $488,691. Again, the majority of these costs were due to maintaining the South African winery operation. As a result of the above we realized a loss of $368,925 for the six-month period ended September 30, 2004 or $.004 per share.

Atlantic's Board of Directors added Messrs. Andrew Bayley and Colin Baird both of whom are expected to enhance Atlantic's position in the wine industry.


LIQUIDITY AND CAPITAL RESOURCES

From inception through September 30, 2004, net cash used to fund operating activities totaled $2,723,880, net cash utilized by investing activities totaled $(2,602,475). For the six-month period ended September 30, 2004, net cash used to fund operating activities totaled $2,723,880.

The Company has generated minimal revenues and has financed its operations to date primarily through the capital contributions and loans from certain stockholders. To date the company owes $895,152 to stockholders in the form of a demand promissory note, the specific terms of which remain open. As a result, cash on hand was $156,109 as of September 30, 2004.

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

DEVELOPMENT AND INTEGRATION OF BUSINESS MODEL

It is the Company's current intention to continue developing its South African wine-growing and wine distribution business as well as its newly acquired Australian wine-growing and wine distribution business. Presently, the Company is investigating potential acquisitions of assets and is in discussions with possible joint venture candidates in South Africa, Australia and elsewhere.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibit Index

Exhibit 99.1 Certification of President and Principal Financial Officer

Exhibit  99.2 Certification of President and Principal Financial Officer

b. Reports on Form 8-K

On September 16, 2004, the Company filed an 8-K with the Securities and Exchange Commission with respect to the entry into a material definitive agreement which occurred on September 13, 2004. On such date, the Company agreed to issue 20,000,000 shares of its common stock to the shareholders of Dominion Wines Ltd and Dominion Estates Pty Ltd in exchange for all of the issued and outstanding ordinary shares of each of those entities. Dominion Wines and Dominion Estates are Australian based winery operations with potential leisure development.

As a result of the Exchange Transaction, the Company has acquired all of the assets and liabilities of both Dominion Wines and Dominion Estates.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATLANTIC WINE AGENCIES INC.

/s/ Harry Chauhan
-----------------
Name: Harry Chauhan
Title: President, Chief Financial Officer and Chairman of the Board
Date:  November 18, 2004