Form 10QSB/A
period 2004-09-30
ATLANTIC WINE AGENCIES INC
filed 2004-11-23
CIK 1142790

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington D. C. 20549

                                  FORM 10-QSB/A

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

                                 Yes |X| No |_|

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

Financial Statements

Consolidated Balance Sheets at September 30, 2004 (Unaudited)...........................................F-1

Consolidated Statement of Operations for the Three Months Ended September 30, 2004
  and for the Period from December 16, 2003 to September 30, 2004 Unaudited)............................F-2

Consolidated Statements of Cash Flows for the Three Months Ended
   September 30, 2004 and for the Period from December 16, 2003 to September 30, 2004 (Unaudited) ......F-3

Notes to Consolidated Financial Statements (Unaudited)..................................................F-4

ITEM 1. FINANCIAL STATEMENTS

                  ATLANTIC WINE AGENCIES, INC. and SUBSIDIARIES
                    (Formerly New England Acquisitions, Inc.)
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2004

CURRENT ASSETS
   Cash                                                             $   156,109
   Accounts receivable                                                   30,000
   Inventory                                                          1,145,949
                                                                    -----------
         Total Current Assets                                         1,332,058

OTHER ASSETS
   Property, plant and equipment, net                                 2,547,076
   Trademarks                                                            47,521
                                                                    -----------

                                                                    $ 3,926,655

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                 $   659,423
   Accrued expenses                                                      32,197
                                                                    -----------
         Total Current Liabilities                                      691,620

LONG-TERM DEBT
   Due to principal stockholders                                        895,152

STOCKHOLDERS' EQUITY
   Common stock authorized 150,000,000
     shares; $0.00001 par value; issued
     and outstanding 104,063,027 shares                                   1,041
   Additional contributed capital                                     2,862,839
   Deficit accumulated during Development Stage                        (523,997)
                                                                    -----------

         Total Stockholders' Equity                                   2,339,883
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

                  ATLANTIC WINE AGENCIES, INC. and SUBSIDIARIES
                    (Formerly New England Acquisitions, Inc.)
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                   Period
                                           For the Three       For the Six    December 16, 2003
                                           Months Ended        Months Ended     (Inception) to
                                           September 30,       September 30,    September 30,
                                                2004               2004            2004
                                           --------------------------------------------------

NET SALES                                  $     63,893       $    120,036      $    120,036

COSTS AND EXPENSES
   Cost of goods sold                           (27,659)           100,448           100,448
   Selling, general and administrative          231,786            380,635           410,635
   Stock based compensation                     140,000
   Depreciation and amortization                  2,335              7,878             7,878
                                           ------------       ------------      ------------

            Total Costs and Expenses            206,462            488,961           658,961
                                           ------------       ------------      ------------

NET OPERATING LOSS                             (142,569)          (368,925)         (538,925)

OTHER EXPENSE
   Currency exchange gain                        14,937             14,937            14,937
   Interest expense                                  (9)                (9)
                                           ------------       ------------      ------------
                                                 14,937             14,928            14,928
                                           ------------       ------------      ------------

NET LOSS                                   $   (127,632)      $   (353,997)     $   (523,997)
                                           ============       ============      ============

NET LOSS PER SHARE, basic and diluted                         $     (0.004)     $     (0.006)
                                                              ============      ============

Weighted average number of common shares
   outstanding                                                  85,830,887         85,830,557
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

                  ATLANTIC WINE AGENCIES, INC. and SUBSIDIARIES
                    (Formerly New England Acquisitions, Inc.)
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                               Period
                                                           For the Six    December 16, 2003
                                                           Months Ended     (Inception) to
                                                           September 30,     September 30,
CASH FLOWS FROM OPERATING ACTIVITIES                          2004               2004
                                                          ---------------------------------
   Net loss for period                                    $  (353,997)      $  (523,997)
   Non-cash items included in net loss:
      Stock based compensation                                140,000
      Depreciation and amortization                             7,878             7,878
  Changes in operating assets and liabilities:
      Accounts receivable                                     (30,000)          (30,000)
      Inventory                                            (1,145,949)       (1,145,949)
      Accounts payable                                        659,423           659,423
      Accrued expenses                                          2,197            32,197
      Increase in due to principal stockholders               895,152           895,152
-------------------------------------------------------   -----------       -----------
            Net Cash  Provided by Operating
                 Activities                                    34,704            34,704

CASH FLOWS FROM INVESTING ACTIVITIES                       (2,602,475)       (2,602,475)
                                                          -----------       -----------
            Net Cash Used in Investing Activities          (2,602,475)       (2,602,475)
                                                          -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Capital contribution                                     2,723,880         2,723,880
                                                          -----------       -----------

            Net Cash Provided by  Financing  Activities     2,723,880         2,723,880
                                                          -----------       -----------

NET  INCREASE IN CASH                                         156,109           156,109
CASH AND CASH EQUIVALENTS AT
    BEGINNING OF PERIOD
                                                          -----------       -----------
CASH AT END OF PERIOD                                     $   156,109       $   156,109
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

NOTE D - ACQUISITION OF AUSTRALIAN WINERY AND VINEYARD

      On September 13, 2004, Atlantic Wine Agencies, Inc. ("Company") entered into an agreement to issue 20,000,000 shares of its common stock to the stockholders of Dominion Wines, Ltd. and Dominion Estates Pty., Ltd. in exchange for all of the issued and outstanding shares of each of those entities. Additionally, the Company made payments of $3,136,202.87 Australian dollars to National Australian Bank to settle a loan facility held by Dominion Wines, Ltd., advance Dominion wines $223,797.13 Australian dollars for working capital and assume a $4,081,387.11 Australian dollar loan held by the commonwealth Bank of Australia. The Company also canceled 20,000,000 shares of its common stock which were held by certain stockholders.

      Since the Company is currently in the process of completing its acquisition audit and obtaining asset valuations, the effect of this transaction has not been included in the Company's balance sheet as at September 30, 2004 nor has it been included in the statement of operations for the three and six months ended September 30, 2004. Preliminary and unaudited financial data is presented below:

      Balance Sheet:
          Current assets              $ 4,714,506
          Fixed assets, net            14,528,830
          Trademarks                       46,958
                                      -----------
               Total Assets            19,290,294

          Less: current liabilities
            Bank debt                   7,441,387
            Other liabilities           2,380,307
                                      -----------

               Net Assets             $ 9,468,600
                                      ===========

      Preliminary and unaudited operating data for the twelve months ended June 30, 2004 is as follows:

      Total revenue                            $4,660,705
      Cash and expenses:
          Cost of goods sold                    3,024,348
          General and administrative expense    1,600,599
                                               ----------
               Total Expense                    4,624,947

      Net Income                               $   35,758
                                               ==========

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

On September 13, 2004, Atlantic Wine Agencies, Inc. ("Company") entered into an agreement to issue 20,000,000 shares of its common stock to the stockholders of Dominion Wines, Ltd. and Dominion Estates Pty., Ltd. in exchange for all of the issued and outstanding shares of each of those entities. Additionally, the Company agreed to make payments of $3,136,202.87 Australian dollars to National Australian Bank to settle a loan facility held by Dominion Wines, Ltd., advance Dominion wines $223,797.13 Australian dollars for working capital and assume a $4,081,387.11 Australian dollar loan held by the commonwealth Bank of Australia. The Company also proposed canceling 20,000,000 shares of its common stock held by certain stockholders. The Company anticipates closing that transaction in the near future.

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

Atlantic's Board of Directors added Messrs. Andrew Bayley and Carl Voss both of whom are expected to enhance Atlantic's position in the wine industry. In addition to the aforementioned individuals, Messrs. Harry Chauhan and Adam Mauerberger complete the membership of the Board.

LIQUIDITY AND CAPITAL RESOURCES

From inception through September 30, 2004, net cash used to fund operating activities totaled $2,723,880, net cash utilized by investing activities totaled $(2,602,475). For the six-month period ended September 30, 2004, net cash used to fund operating activities totaled $2,723,880.

The Company has generated minimal revenues and has financed its operations to date primarily through the capital contributions of certain stockholders and the assumption of debt from certain stockholders. To date the company owes $895,152 to stockholders in the form of a demand promissory note, the specific terms of which remain open. As a result, cash on hand was $156,109 as of September 30, 2004.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

ITEM 5. OTHER INFORMATION
None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibit Index

Exhibit 31.1 Certification of President and Principal Financial Officer

Exhibit 32.1 Certification of President and Principal Financial Officer

b. Reports on Form 8-K

On September 16, 2004, the Company filed an 8-K with the Securities and Exchange Commission with respect to the entry into a material definitive agreement which occurred on September 13, 2004. On such date, the Company agreed to issue 20,000,000 shares of its common stock to the shareholders of Dominion Wines Ltd and Dominion Estates Pty Ltd in exchange for all of the issued and outstanding ordinary shares of each of those entities. Dominion Wines and Dominion Estates are Australian based winery operations with potential leisure development. As a result of the Exchange Transaction, the Company anticipates acquiring all of the assets and liabilities of both Dominion Wines and Dominion Estates in the near future.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATLANTIC WINE AGENCIES INC.

/s/ Harry Chauhan
------------------------------------------
Name: Harry Chauhan
Title: President, Chief Financial Officer and Chairman of the Board
Date:  November 23, 2004