Form 10QSB
period 2004-12-31
ATLANTIC WINE AGENCIES INC
filed 2005-02-18
CIK 1142790

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D. C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2004
                        Commission file number 333-63432

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

                               011 44 207 887 6015
                           (Issuer's telephone number)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No|_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

The number of shares of the issuer's outstanding common stock, which is the only class of its common equity, on February 14, 2005 was 104,063,027.

ITEM 1 FINANCIAL STATEMENTS

Description                                                             Page No.
FINANCIAL INFORMATION:

Financial Statements

Consolidated Balance Sheets at December 31, 2004 (Unaudited)..........    F-1

Consolidated Statement of Operations (Unaudited)......................    F-2

Consolidated Statements of Cash Flows (Unaudited) ....................    F-3

Notes to Consolidated Financial Statements (Unaudited)................    F-4

ITEM 1. FINANCIAL STATEMENTS

                  ATLANTIC WINE AGENCIES, INC. and SUBSIDIARIES
                    (Formerly New England Acquisitions, Inc.)
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2004

CURRENT ASSETS
   Cash                                                            $    187,510
   Accounts receivable                                                2,213,439
   Inventory                                                          1,725,272
   Work in progress                                                      95,800
   Prepaid expenses                                                      11,964
                                                                   ------------
         Total Current Assets                                         4,233,985

OTHER ASSETS
   Property, plant and equipment, net                                10,892,575
   Trademarks and goodwill                                            3,681,478
                                                                   ------------
                                                                   $ 18,808,038
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                $  1,608,689
   Notes payable to bank                                              3,061,040
   Accrued expenses                                                   1,799,082
                                                                   ------------
         Total Current Liabilities                                    6,468,811

LONG-TERM DEBT
   Due to principal stockholders                                      3,200,000

STOCKHOLDERS' EQUITY
   Common stock authorized 150,000,000
     shares; $0.00001 par value; issued
     and outstanding 104,063,027 shares                                   1,041
   Additional contributed capital                                    12,862,839
   Deficit accumulated during Development Stage                      (1,344,414)
   Comprehensive loss                                                (2,380,239)
                                                                   ------------

         Total Stockholders' Equity                                   9,139,227
                                                                   ------------
                                                                   $ 18,808,038
                                                                   ============

                See accompanying notes to financial statements.

                  ATLANTIC WINE AGENCIES, INC. and SUBSIDIARIES
                    (Formerly New England Acquisitions, Inc.)
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                       Period
                                                       For the Three    For the Nine   December 16, 2003
                                                       Months Ended     Months Ended   (Inception) to
                                                       December 31,     December 31,   December 31,
                                                           2004            2004            2004
                                                       ------------    ------------    ------------
NET SALES                                              $    700,670    $  3,456,840    $  3,484,683

COSTS AND EXPENSES
   Cost of goods sold                                       729,027       2,601,967       2,609,289
   Selling, general and administrative                      425,527       1,570,533       1,611,660
   Stock based compensation                                 140,000
   Depreciation and amortization                            106,844         406,432         408,148
                                                       ------------    ------------    ------------
         Total Costs and Expenses                         1,261,398       4,578,932       4,769,097
                                                       ------------    ------------    ------------

NET OPERATING LOSS                                         (560,728)     (1,122,092)     (1,284,414)

OTHER EXPENSE
   Interest expense                                          20,000          60,000          60,000
                                                       ------------    ------------    ------------
                                                             20,000          60,000          60,000
                                                       ------------    ------------    ------------

NET LOSS $                                                 (580,728)   $ (1,182,092)   $ (1,344,414)
                                                       ============    ============    ============

NET LOSS PER SHARE, basic and diluted                                  $      (0.01)   $      (0.02)
                                                                       ============    ============

Weighted average number of common shares outstanding                     89,330,887      89,330,887
                                                                       ============    ============

Note: The Company had no operating abilities for the comparable period ending December 31, 2003.

                See accompanying notes to financial statements.

                  ATLANTIC WINE AGENCIES, INC. and SUBSIDIARIES
                    (Formerly New England Acquisitions, Inc.)
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     Period
                                                   For the Nine  December 16, 2003
                                                   Months Ended   (Inception) to
                                                    December 31,   December 31,
CASH FLOWS FROM OPERATING ACTIVITIES                    2004           2004
                                                     -----------    -----------
   Net loss for period                               $  (580,728)   $(3,484,683)
   Non-cash item included in net loss:
     Stock based compensation                            140,000
     Depreciation and amortization                       100,844        408,148
  Changes in operating assets and liabilities:
     Accounts receivable                              (2,213,439)    (2,213,439)
     Inventory                                        (1,821,072)    (1,821,072)
     Accounts payable                                  1,608,689      1,608,689
     Accrued expenses                                  1,799,082      1,799,082
     Increase in due to principal stockholders         1,469,899      3,200,000
                                                     -----------    -----------

           Net Cash (Used In) Provided by Operating
                Activities                               363,275        363,275

CASH FLOWS FROM INVESTING ACTIVITIES                  (2,899,645)    (2,899,645)
                                                     -----------    -----------

         Net Cash Used in Investing Activities        (2,899,645)    (2,899,645)

CASH FLOWS FROM FINANCING ACTIVITIES
   Capital contributor                                 2,723,880      2,723,880
                                                     -----------    -----------

         Net Cash Provided by Financing  Activities    2,723,880      2,723,880
                                                     -----------    -----------

NET INCREASE IN CASH                                     187,510        187,510

CASH AND CASH EQUIVALENTS AT
    BEGINNING OF PERIOD
                                                     -----------    -----------


CASH AT END OF PERIOD                                $   187,510    $   187,510
                                                     ===========    ===========

                 See accompanying notes to financial statements.

                  ATLANTIC WINE AGENCIES, INC. and SUBSIDIARIES
                    (Formerly New England Acquisitions, Inc.)
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004

NOTE A -  BASIS OF PRESENTATION

                 The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the nine months ended December 31, 2004 are not necessarily indicative of the results that may be expected for the year ending March 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Atlantic Wine Agencies, Inc., formerly New England Acquisitions, Inc., annual report on Form 10-KSB for the year ended March 31, 2004 and the form 8-K/A filed in January 2005.

NOTE B -REVERSE MERGER

                 On May 4, 2004, the stockholders of New Heights 560 Holdings, LLC, a Cayman Island Limited Liability Company, acquired 100,000,000 shares of Atlantic Wine Agencies, Inc. common stock in an exchange of shares, thereby obtaining control of the company. Subsequent to the acquisition, New Heights 560 Holdings, LLC controlled 99% of the outstanding common stock of the Company. In this connection, New Heights 560 Holdings, LLC became a wholly owned subsidiary of Atlantic Wine Agencies, Inc. and its officers and directors replaced New Heights 560 Holdings, LLC's officers and directors. Prior to the acquisition, Atlantic Wine Agencies, Inc. was a non-operating public shell corporation. Pursuant to Securities and Exchange Commission rules, the merger or acquisition of a private operating company into a non-operating public shell corporation, with minimal net assets, is considered a capital transaction. Accordingly, for accounting purposes, the acquisition has been created as an acquisition of New Heights 560 Holdings, LLC by Atlantic Wine Agencies, Inc. and a recapitalization of such. Since the merger is a recapitalization of Atlantic Wine Agencies, Inc. and not a business combination, pro-forma information is not presented.

NOTE C - DUE TO PRINCIPAL STOCKHOLDERS

                 At December 31, 2004, principal stockholders have advanced the Company approximately $3,200,000 for working capital. As of October 8, 2004, the Board of Directors has agreed to make the stockholder loan a convertible demand promissory note maturing December 1, 2005. Such loans are non-interest bearing and on September 18, 2004, Atlantic Wine Agencies, Inc. ("Company") entered into an agreement to issue 20,000,000 shares of its common stock to the stockholder of Dominion Wines, Ltd. and Dominion Estates Pty. Ltd. in exchange for all of the issued and outstanding shares of each of those entities. Additionally, the Company agreed to make payments of $3,136,202.87 Australian dollars to National Australian Bank to settle a loan facility held by Dominion Wines, Ltd, advance Dominion Wines $223,797.18 Australian dollars for working capital, and assume a $4,081,387.21 Australian dollar loan held by the Commonwealth Bank of Australia. The Company also canceled 20,000,000 shares of its common stock which were held by certain stockholders.

NOTE E - SUBSEQUENT EVENT

                 In January 2005, the Company closed on a line of credit in which the Company can borrow up to 80% of its combined Australian sales not to exceed $4,000,000 Australian dollars. The line will be secured by the Australian subsidence sales and assets. The loan bears interest at the rate of 1% over libor rate.

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

Overview

Atlantic Wine Agencies Inc acquired its first premium wine estate Mount Rozier in the Stellenbosch region of the Western Cape, South Africa.

The Company has been in a development stage for the last year, developing and producing branded wines from the market and upgrading the vineyards and property. No sales of a material nature were made, since inception, however potential sales are likely in the second quarter of 2005, with the additional benefit of sales from our Australian operation (See Dominion Acquisition below) coming through in the first quarter of 2005.

2005 is a key year for Atlantic Wine Agencies and its subsidiaries. We are aiming to consolidate and integrate our businesses through sharing and implementing best practices and to improve overall operating and control procedures. As part of this process we have streamlined our operations by computerising as much as possible both in administration and production - the full benefit of which will not be seen until the later part of 2005.

Our strategy is to combine our resources and, where possible, source on a global basis with the support of a limited network of local suppliers. This will enable us to fully utilise economies of scale for the benefit of the group.

Domestic sales have already started Australia and are in line with our projected budgets. We anticipate that 2005 will see a significant increase in sales of wines in the UK, Europe, USA and the Far East as we introduce the wines to the markets and widen our distribution network.

There have also been major changes in not only improving the vineyards and quality of fruits and wines but also commencement of phase 1 of our leisure and lifestyle development. Substantial resource has been invested into these projects by strengthening the management team and laying down the foundations for the business to grow further.

Additionally, considerable investments have been put into the upgrade of the winery and tasting area raising the standard of the facility to compete with premium international operations.

A brand concept has been developed in three distinct categories under the Mount Rozier label, being premium quality high end wines; Rozier Bay a distinct mid priced range and Rozier Reef the lower but quality end of the wines. Our goal is to have all wines over-deliver in their price range.

During the year the Company secured the services of two highly respected and regarded professionals within the wine trade, Christopher Burr MW and Larry Cherubino, to oversee best practice and strategy on the wine quality and brand building side of our business. With the addition of expert and strategic management, Mount Rozier range has already started winning awards through the industry a cited by such publications as the "Platter Guide" and "Decanter Magazine" which further endorses our belief that we are located in the best viticulture growing area within the Western Cape.

Finished products are now in the UK and the full range will be available in the UK through strategic outlets, followed by sales in Germany and the Netherlands.

On the leisure side we are looking to commence the development on our property in Stellenbosh with the upgrade of the winery and infrastructure improvements. This will subsequently facilitate the implementation of a world-class development, thus improving and increasing the overall value of our assets.

Feasibility studies for the hotel and leisure development are advanced and underway for a complete hotel and leisure development within planning constrains in Western Cape on the Mount Rozier Estate. Phase 2 and 3 will commence probably in the latter part of 2005.

Dominion Acquisiton

In the 3rd quarter of 2004, we further acquired and merged with the Dominion Wine Estates and Property in Australia, a `State of the art' winery located in 550 hectares of land known as Alexander Park in the Strathbogie region approx 150km North of Melbourne, Australia. In exchange for all of the issued and outstanding shares of each of those entities the Company issued 20,000,000 shares of its common stock to the shareholders of the Dominion entities. Additionally, the Company agreed to make payments of $3,136,202.87 Australian dollars to National Australian Bank to settle a loan facility held by Dominion Wines, Ltd., advance Dominion wines $223,797.13 Australian dollars for working capital and assume a $4,081,387.11 Australian dollar loan held by the commonwealth Bank of Australia. The Company also cancelled 20,000,000 shares of its common stock held by certain stockholders.

The property in Australia has been identified as an ideal location for the production of premium wine grapes. At full capacity the Australian winery is able to process up to 7,500 tons of fruit. It has two key functions. The first is the production our own brands, (Alexander Park and Vinus) and the second function is to provide contract winemaking services for numerous Australian wine companies, presently including Southcorp. There are synergies which compliment each business therefore the merger allows Atlantic Wine Agencies to open up each other, markets where Mount Rozier get distribution exposure in the growing Asian market, Singapore, China. Japan , Malaysia and Vietnam, and Dominion Wines to get Exposure to the European Markets.

Plan of Operation

The business plan calls for the consolidation of Mount Rozier in South Africa and Dominion Wines in Australia, after a year of acquisitions and developments. Mount Rozier has developed 3 tiers price pointed ranges of wines, each distinct in character, in total there are 15 SKUs in the Ranges. Dominion Wines have already established premium branded wines through their Vilnus and Alexander Park ranges.

2005 will see sales in volume in the UK, Australia, Vietnam, Singapore, Denmark; with target markets in Germany, Netherlands, China, Japan and other Far East and European Countries following thereafter.

At our vineyard in Stellenbosh considerable investments were made in 2004 after the acquisition both in the vineyards and barrel store Area including a state of the art wine tasting area which will improve the overall quality of our wines as well as increase the asset value of the property. Initial stage of the

The company is dependent on further working capital and structured financing in order to meets its obligations and deliver the business plan in 2005. Negotiations are underway with strategic banks to facilitate a part of the requirement.

The company is evaluation and carrying out a number of feasibility studies regarding development of the leisure facilities in South Africa with Architects and surveyors, restructuring of the South African Operations means that there is a dedicated Development Director in place to oversee the day to day developments. These studies take into account social, environmental, and economic impact in the region as a result of the proposed development. The aim is to see the economic and profitability of the project for the Company. The study are for:

      - Water and power requirements for the farm and the leisure development
      -     Development of a 20 unit/apartment development
      -     Development of a 50/70 luxury hotel and leisure centre
      -     Development of a themed picnic/events area on the farm
      -     Wine tasting and retail area
      -     Expansion of the barrel and storage area on the estate in South
            Africa
      -     Upgrading offices and convention centre (underway 50% completed)
      - Computerisation of the accounting, logistics production and distribution services.

A number of trade shows will be attended to show our wines both from Australia and South Africa,The south African wines have already been granted favourable reviews attaining 4 star plus status in the trade platters guide. Keen interest has been shown in our products across all the ranges in South Africa, UK, and other European countries.

The Company envisages that certain wine making equipment will have to be purchased in order to expand the winery in a 100 ton production boutique winery, significant changes have already been made.

We have invested in additional management team in South Africa and Australia with further appointments likely in the first quarter of 2005. These will be key positions in the organisation. We operate on a flat structure

It is likely that further funding will be required to continue operating, however cash-flow and profitability should not be confused, the products are profitable but due to the upfront costs additional capital will be required in order to produce next years wines, but the investment is not as heavy as the initial production costs for the first batch of wines as most of the set up costs incurred are a one off.

The first half of 2005 will see sales in the UK with Australia delivering volume sales in the first half of 2005 as well. Theis should continue through the year with a major impact after the wine trade show in Dusseldorf, Germany in Late March 2005.

RESULTS OF OPERATIONS

We are currently in the development stage and have generated $3,456,840 from sales of our wines for the nine months ending December 31, 2004. We have financed our operations to date through the sale of our securities and loans from our shareholders.

Operating costs for the period from inception to December 31, 2004 aggregated $4,749,097. The majority of these costs were maintenance and marketing expenses related to our South African and Australian vineyard operations. As a result of the above we realized a cumulative loss of $1,284,414 or .010 per share.

Operating costs for the nine-month period ended December 31, 2004 aggregated $4,578,932. Again, the majority of these costs were due to maintaining the South African and Australian winery operations. As a result of the above we realized a loss of $1,122,092 for the nine-month period ended December 31, 2004 or $.009 per share.

Atlantic's Board of Directors added Messrs. Andrew Bayley and Carl Voss both of whom are expected to enhance Atlantic's position in the wine industry. In addition to the aforementioned individuals, Messrs. Harry Chauhan and Adam Mauerberger complete the membership of the Board.

LIQUIDITY AND CAPITAL RESOURCES

From inception through December 31, 2004, net cash used to fund operating activities totaled $2,723,880, net cash utilized by investing activities totaled $(2,899,645). For the nine-month period ended December 31, 2004, net cash used to fund operating activities totaled $2,723,880.

The Company has generated minimal revenues and has financed its operations to date primarily through the capital contributions of certain stockholders and the assumption of debt from certain stockholders. To date the company owes $3,200,000 to stockholders in the form of a demand convertible promissory note which is interest free and convertible at the market. Such Note matures on December 1, 2005. As a result, cash on hand was $187,510 as of December 31, 2004.

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

New accounting rules in both Australia and South Africa will have a material impact on both the consolidated balance sheet and at entity level due to sgara rule in Australia and Biological Assets rule in South Africa where vines can no longer be written off in the year of purchase, but re-valued on an annual basis with the difference being liable to corporate tax or refund. However, due to tax losses incurred it is highly unlikely that we will be in a position to pay corporate tax in the near future.

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

Item 6. Exhibits and Reports on Form 8-K

a. Exhibit Index

Exhibit 99.1 Certification of President and Principal Financial Officer

Exhibit  99.2 Certification of President and Principal Financial Officer

b. Reports on Form 8-K

On October 28, 2004, the Company filed an 8-K with the Securities and Exchange Commission with respect to the addition of Messrs. Andrew Bayley and Carl Voss to the Company's Board of Directors.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATLANTIC WINE AGENCIES INC.

/s/ Adam Mauerberger
------------------------------------------
Name: Adam Mauerberger
Title: President and Chairman of the Board
Date:  February 18, 2005