Form 10QSB/A
period 2004-06-30
ATLANTIC WINE AGENCIES INC
filed 2005-08-09
CIK 1142790

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


                               Golden Cross House
                               8 Duncannon Street
                                     London
                                    WC2N 4JF
                    (Address of principal executive offices)

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

ITEM 1 FINANCIAL STATEMENTS




Description                                                                 Page
                                                                             No.
FINANCIAL INFORMATION:

Financial Statements

Consolidated Balance Sheets at June 30, 2004
   (Unaudited).............................................................  3

Consolidated  Statement of Operations  for the Three Months Ended
   June 30,  2004 4 and for the Period from March 1, 2004 to June
   30, 2004 (Unaudited)....................................................  4

Consolidated  Statements of Cash Flows for the Three Months Ended
   June 30,  2004 and for the  Period  from March 1, 2004 to June
   30, 2004 (Unaudited)....................................................  5

Notes to Consolidated Financial Statements (Unaudited).....................  6

ITEM 1. FINANCIAL STATEMENTS


                  ATLANTIC WINE AGENCIES, INC. and SUBSIDIARIES
                    (Formerly New England Acquisitions, Inc.)

                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2004



CURRENT ASSETS
  Cash                                                              $   309,944
  Accounts receivable                                                    21,534
  Inventory                                                             300,359
                                                                    -----------
      Total Current Assets                                              631,837

OTHER ASSETS
   Property, plant and equipment, net                                 2,399,271
                                                                    -----------

                                                                    $ 3,031,108
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                  $    76,431
   Accrued expenses                                                      30,000
                                                                    -----------
      Total Current Liabilities                                         106,431

LONG-TERM DEBT
  Due to principal stockholders                                         298,618

STOCKHOLDERS' EQUITY
   Common stock authorized 150,000,000
     shares; $0.00001 par value; issued
     and outstanding 104,063,027 shares                                   1,041
   Additional contributed capital                                     3,861,839
  Other comprehensive income                                            128,544
   Deficit accumulated during Development Stage                      (1,365,365)
                                                                    -----------

      Total Stockholders' Equity                                      2,626,059
                                                                    -----------

                                                                    $ 3,031,108
                                                                    ===========






                  See accompanying notes to financial statements.

                  ATLANTIC WINE AGENCIES, INC. and SUBSIDIARIES
                    (Formerly New England Acquisitions, Inc.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                     Period
                                                 For the Three    March 1, 2004
                                                 Months Ended    (Inception) to
                                                   June 30,          June 30,
                                                     2004              2004
                                                 ------------      ------------


NET SALES                                        $     56,143      $     56,143

COSTS AND EXPENSES
   Cost of goods sold                                 128,107           128,107
   Stock Based Compensation                           999,000         1,139,000
   Selling, general and administrative                148,849           148,849
   Depreciation and amortization                        5,543             5,543
                                                 ------------      ------------

         Total Costs and Expenses                   1,281,499         1,421,499
                                                 ------------      ------------

NET OPERATING LOSS                                 (1,225,356)       (1,365,356)

OTHER EXPENSE
   Interest expense                                        (9)               (9)
                                                 ------------      ------------

NET LOSS                                          $(1,225,365)     $ (1,365,365)
                                                 ============      ============

NET LOSS PER SHARE, basic and diluted            $      (0.02)     $      (0.02)
                                                 ============      ============

Weighted average number of
  common shares outstanding                        67,799,291        67,799,291
                                                 ============      ============


Note: The Company had no operating abilities for the comparable period ending June 30, 2003.






                  See accompanying notes to financial statements.

                  ATLANTIC WINE AGENCIES, INC. and SUBSIDIARIES
                    (Formerly New England Acquisitions, Inc.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   Period
                                                           For the Three       March 1, 2004
                                                           Months Ended       (Inception) to
                                                              June 30,           June 30,
                                                            -----------         -----------

CASH FLOWS FROM OPERATING ACTIVITIES                               2004                2004

   Net loss for period                                      $(1,225,365)        $(1,365,365)
   Non-cash item included in net loss:
     Stock based compensation                                   999,000           1,139,000
     Depreciation and amortization                                5,574               5,574
  Changes in operating assets and liabilities:
     Accounts receivable                                         (4,610)             (4,610)
     Inventory                                                  (57,931)            (57,931)
     Accounts payable                                            58,872              58,872
     Accrued expenses                                           (13,500)            (13,500)
     Increase in due to principal stockholders                  298,618             298,618
                                                            -----------         -----------
           Net Cash (Used In) Provided by Operating
                 Activities                                      60,658              60,658
CASH FLOWS FROM FINANCING ACTIVITIES
   Cash acquired in acquisition                                 120,742             120,742
                                                            -----------         -----------
         Net Cash Provided by  Financing  Activities            120,742             120,742
                                                            -----------         -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                         128,544             128,544
                                                            -----------         -----------
NET (DECREASE) INCREASE IN CASH                                 309,944             309,944
CASH AND CASH EQUIVALENTS AT
    BEGINNING OF PERIOD
                                                            -----------         -----------
CASH AT END OF PERIOD                                       $   309,944         $   309,944
                                                            ===========         ===========

SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION
   Cash paid for interest                                   $         9         $         9







                 See accompanying notes to financial statements.

                          Atlantic Wine Agencies, Inc.
                          (A Development Stage Company)
                                and Subsidiaries

                 Consolidated Statement of Stockholders' Equity
                                  June 30, 2004




                                                     Common Stock                                         Accumulated
                                               -------------------------       Paid in      Accumulated  Comprehensive
                                                 Shares         Amount         Capital        Deficit        Income         Total
                                               ----------     ----------     ----------     ----------     ----------    ----------

New Heights 560 Holdings, LLC
    capital contribution December
    15, 2003 - Note A                              50,000     $   50,000                                                 $   50,000
Additional capital contribution
    March 2004                                                               $2,673,880                                   2,673,880
                                               ----------     ----------     ----------     ----------     ----------    ----------
Total New Heights 560 Holdings,
     LLC prior to reverse merger                   50,000         50,000      2,673,880                                   2,723,880
Merger with Atlantic Wine Agencies,
    Inc.:
Cancellation of New Heights 560
    Holdings, LLC outstanding shares              (50,000)       (50,000)        50,000
Equity of Atlantic Wine Agencies,
    Inc. at March 31, 2004                         63,027              1         69,355        (69,356)
Capitalization of Atlantic Wine
    Agencies, Inc. accumulated deficit                                          (69,356)        69,356
Issuance of 100,000,000 shares to
    acquire New Heights 560 Holdings,
    LLC                                        100,000,000         1,000         (1,000)
Issuance of common stock to consul-
    tants @ $0.035 per share                    4,000,000             40        139,960       (140,000)
Transfer of 39,960,000 shares from
    controlling stockholder to employees                                        999,000                                     999,000
 Net loss for the three months
    ended April 30, 2004                                                                    (1,225,365)    $  128,544    (1,096,821)
                                               ----------     ----------     ----------     ----------     ----------    ----------

                                               104,063,027    $    1,041     $3,861,839     $(1,365,365)   $  128,544    $2,626,059
                                               ==========     ==========     ==========     ==========     ==========    ==========






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

NOTE B - REVERSE MERGER

        On May 4, 2004, the stockholders of New Heights 560 Holdings, LLC a Cayman Island Limited Liability Company, acquired 100,000,000 shares of Atlantic Wine Agencies, Inc. common stock in an exchange of shares, thereby obtaining control of the company. Subsequent to the acquisition, New Heights 560 Holdings, LLC controlled 99% of the outstanding common stock of the company. In this connection, New Heights 560 Holdings, LLC became a wholly owned subsidiary of Atlantic Wine Agencies, Inc. Prior to the acquisition, Atlantic Wine Agencies, Inc. was a non-operating public shell corporation. Pursuant to Securities and Exchange Commission rules, the merger or acquisition of a private operating company into a non-operating public shell corporation with nominal net assets is considered a capital transaction. Accordingly, for accounting purposes, the acquisition has been treated as an acquisition of New Heights 560 Holdings, LLC by the Company and a recapitalization of Atlantic Wine Agencies, Inc. Since the merger is a recapitalization of Atlantic Wine Agencies, Inc. and not a business combination, pro-forma information is not presented.

NOTE C -  GOING CONCERN

        As indicated in the accompanying financial statements, the Company has incurred cumulative net operating losses of $1,365,365 since inception and is considered a company in the development stage. Management's plans include the raising of capital through the equity markets to fund future operations and the generating of revenue through its business. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

                             ATLANTIC WINE AGENCIES,
                              INC. and SUBSIDIARIES
                    (Formerly New England Acquisitions, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004


NOTE D - STOCK BASED COMPENSATION

        In May 2004, the controlling stockholder transferred 39,960,000 shares of his common stock to the newly hired key employees. The shares were valued at $0.025 per share.

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

RESULTS OF OPERATIONS

Operating costs for the period from inception to June 30, 2004 aggregated $1,281,499. This includes costs incurred as stock-based compensation of $999,000 and operating expenses of $282,508. As a result of the above we realized a cumulative loss of $1,225,356 or $0.02 per share.

LIQUIDITY AND CAPITAL RESOURCES

For the three month period ended June 30, 2004, net cash used to fund operating activities totaled $60,658 and net cash provided by financing activities totaled $120,742.

The Company has not generated revenues and has financed its operations to date through capital contributions of its shareholders and has received $298,618 from such contributions. Cash on hand was $309,944 as of June 30, 2004.


The Company's auditor has raised its doubts as to the Company's ability to continue as a going concern. The Company's management plans to continue to develop its brand and products in the market place with the intent that the business will be self sustaining from a cash flow standpoint within the next twelve to eighteen months. Although there is no written agreement between the Company and those entities which have contributed capital to the Company and no assurances can be made regarding such relationships, the Company's management believes that it will continue to have access to the necessary funds to maintain its operations for the next twelve months or more.

DEVELOPMENT AND INTEGRATION OF BUSINESS MODEL

It is the Company's current intention to enter the South African wine-growing and wine distribution business. Presently, the Company is investigating potential acquisitions of assets and is in discussions with possible joint venture candidates in South Africa and elsewhere.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company's discussion and analysis of its financial condition and results of operations are based upon the its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, income taxes and contingencies and litigation, when applicable. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.



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

Item 6. Exhibits and Reports on Form 8-K

a. Exhibit Index

Exhibit 31.1 Certification of President and Principal Financial Officer

Exhibit 32.1 Certification of President and Principal Financial Officer

b. Reports on Form 8-K

On May 17, 2004, the Company filed an 8-K with the Securities and Exchange Commission with respect to a change of control (file no. 333-63432) which occurred on May 4, 2004. On such date the Company acquired all of the issued and outstanding shares of New Heights 560 Holdings LLC, a Cayman Islands limited liability corporation ("New Heights"), in exchange for One Hundred Million shares of its restricted common stock which is equal to 99.9% of the total outstanding shares of the Company's common stock (this transaction shall be referred to as the "Merger"). As a result of the Merger, the Company now has two wholly owned subsidiaries, Mount Rozier Estates (Pty) Limited and Mount Rozier Properties (Pty) Limited. Such companies own a world class vineyard in the Stellenbosch region of Western Cape, South Africa. The vineyard and surrounding properties consist of 105 hectares of arable land for viticultural as well as residential and commercial purposes. In the opinion of the management the site is a world class site in terms of location, soil composition and future development potential.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATLANTIC WINE AGENCIES INC.

/s/ Adam Mauerberger
----------------------
Name: Adam Mauerberger
Title: President, Chief Financial Officer and Chairman of the Board
Date:  August 9, 2005