Form 10QSB/A
period 2004-09-30
ATLANTIC WINE AGENCIES INC
filed 2005-08-09
CIK 1142790

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

ITEM 1 FINANCIAL STATEMENTS

Description                                                                                                  Page No.

FINANCIAL INFORMATION:

Financial Statements
                                                                                                                F-1
Consolidated Balance Sheets at September 30, 2004 (Unaudited)...............................................

Consolidated Statement of Operations for the Three and Six Months Ended September 30, 2004, respectively and
for the Period from March 1, 2004 to September 30, 2004 (Unaudited)............... ..........................   F-2

Consolidated Statements of Cash Flows for the Six Months Ended September 30, 2004 and for the Period from
March 1, 2004 to September 30, 2004 (Unaudited) ............................................................    F-3

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
                                                                                  -----------

                                                                                  $ 3,926,655
                                                                                  ===========

                            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                               $   659,423
   Accrued expenses                                                                    32,197
                                                                                  -----------
         Total Current Liabilities                                                    691,620

LONG-TERM DEBT
   Due to principal stockholders                                                      895,152

STOCKHOLDERS' EQUITY
   Common stock authorized 150,000,000
     shares; $0.00001 par value; issued
     and outstanding 104,063,027 shares                                                 1,041
   Additional contributed capital                                                   3,861,839
   Deficit accumulated during Development Stage                                    (1,522,997)
                                                                                  -----------

         Total Stockholders' Equity                                                 2,339,883
                                                                                  -----------

                                                                                  $ 3,926,665
                                                                                  ===========

                 See accompanying notes to financial statements.

                  ATLANTIC WINE AGENCIES, INC. and SUBSIDIARIES
                    (Formerly New England Acquisitions, Inc.)
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                              Period
                                           For the Three     For the Six    March 1, 2004
                                           Months Ended     Months Ended   (Inception) to
                                           September 30,    September 30,  September 30,
                                               2004            2004            2004
                                           ------------    ------------    ------------
NET SALES                                  $     63,893    $    120,036    $    120,036

COSTS AND EXPENSES
   Cost of goods sold                           (27,659)        100,448         100,448
   Selling, general and administrative          231,786         380,635         410,635
   Stock based compensation                     999,000       1,139,000
   Depreciation and amortization                  2,335           7,878           7,878
                                           ------------    ------------    ------------

         Total Costs and Expenses               206,462       1,487,961       1,657,961
                                           ------------    ------------    ------------

NET OPERATING LOSS                             (142,569)     (1,367,925)     (1,537,925)

OTHER EXPENSE
   Currency exchange gain                        14,937          14,937          14,937
   Interest expense                                  (9)             (9)
                                           ------------    ------------    ------------
                                                 14,937          14,928          14,928
                                           ------------    ------------    ------------

NET LOSS $(127,632)                        $ (1,352,997)   $ (1,522,997)
                                           ============    ============    ============

NET LOSS PER SHARE, basic and diluted      $      (0.01)   $      (0.02)   $      (0.02)
                                           ============    ============    ============

Weighted average number of common shares
   outstanding                               85,830,887      85,830,887      85,830,557
                                           ============    ============    ============

Note: The Company had no operating abilities for the comparable period ending September 30, 2003.

                 See accompanying notes to financial statements.

                  ATLANTIC WINE AGENCIES, INC. and SUBSIDIARIES
                    (Formerly New England Acquisitions, Inc.)
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        Period
                                                     For the Six    March 1, 2004
                                                      Months Ended  (Inception) to
                                                      September 30, September 30,
CASH FLOWS FROM OPERATING ACTIVITIES                      2004           2004
                                                       -----------    -----------
   Net loss for period                                 $(1,352,997)   $(1,522,997)
   Non-cash items included in net loss:
     Stock based compensation                              999,000      1,139,000
     Depreciation and amortization                           7,878          7,878
  Changes in operating assets and liabilities:
     Accounts receivable                                   (30,000)       (30,000)
     Inventory                                          (1,145,949)    (1,145,949)
     Accounts payable                                      659,423        659,423
     Accrued expenses                                        2,197         32,197
     Increase in due to principal stockholders             895,152        895,152
                                                       -----------    -----------

           Net Cash  Provided by Operating
                 Activities                                 34,704         34,704

CASH FLOWS FROM INVESTING ACTIVITIES                    (2,602,475)    (2,602,475)
                                                       -----------    -----------
         Net Cash Used in Investing Activities          (2,602,475)    (2,602,475)
                                                       -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Capital contribution                                  2,723,880      2,723,880
                                                       -----------    -----------

         Net Cash Provided by  Financing  Activities     2,723,880      2,723,880
                                                       -----------    -----------

NET  INCREASE IN CASH                                      156,109        156,109

CASH AND CASH EQUIVALENTS AT
    BEGINNING OF PERIOD
                                                       -----------    -----------
CASH AT END OF PERIOD                                  $   156,109    $   156,109
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

NOTE C -  GOING CONCERN

           As indicated in the accompanying financial statements, the Company has incurred cumulative net operating losses of $1,522,997 since inception and is considered a company in the development stage. Management's plans include the raising of capital through the equity markets to fund future operations and the generating of revenue through its business. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

                  ATLANTIC WINE AGENCIES, INC. and SUBSIDIARIES
                    (Formerly New England Acquisitions, Inc.)
                          (A Development Stage Company)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               September 30, 2004

NOTE D-  DUE TO PRINCIPAL STOCKHOLDERS

         At September 30, 2004, principal stockholders have advanced the Company $895,152 for working capital. Such loans are non-interest bearing and have no specific maturity date for repayment.

NOTE E -  ACQUISITION OF AUSTRALIAN WINERY AND VINEYARD

         On September 13, 2004, Atlantic Wine Agencies, Inc. ("Company") entered into an agreement to issue 20,000,000 shares of its common stock to the stockholders of Dominion Wines, Ltd. and Dominion Estates Pty., Ltd. in exchange for all of the issued and outstanding shares of each of those entities. Additionally, the Company will make a payment of $3,136,202.87 Australian dollars to National Australian Bank to settle a loan facility held by Dominion Wines, Ltd., advance Dominion wines $223,797.13 Australian dollars for working capital and assume a $4,081,387.11 Australian dollar loan held by the commonwealth Bank of Australia. The Company also canceled 20,000,000 shares of its common stock which were held by certain stockholders.

         Since the Company is currently in the process of completing its acquisition audit and obtaining asset valuations, the effect of this transaction has not been included in the Company's balance sheet as at September 30, 2004 nor has it been included in the statement of operations for the three and six months ended September 30, 2004. Preliminary and unaudited financial data is presented below:

                Balance Sheet:
                    Current assets                         $  4,714,506
                    Fixed assets, net                        14,528,830
                    Trademarks                                   46,958
                                                          -------------
                         Total Assets                        19,290,294

                    Less: current liabilities
                      Bank debt                               7,441,387
                      Other liabilities                       2,380,307
                                                          -------------

                         Net Assets                        $  9,468,600
                                                          =============

         Preliminary and unaudited operating data for the year ended June 30, 2004 is as follows:

                Total revenue                              $  4,660,705
                Cash and expenses:
                    Cost of goods sold                        3,024,348
                    General and administrative expense        1,600,599
                                                          -------------
                         Total Expense                        4,624,947

        Net Income                                         $     35,758
                                                          ==============

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

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS

We are currently in the development stage and have generated $120,036 from sales of our wines for the six months ending September 30, 2004. We have financed our operations to date through capital contributions from our key shareholders.

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

Atlantic's Board of Directors consists of Messrs. Adam Mauerberger and Andrew Bayley.

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

ATLANTIC WINE AGENCIES INC.

 /s/ Adam Mauerberger
---------------------------
Name: Adam Mauerberger
Title: President, Chief Financial Officer and Chairman of the Board
Date:  August 9, 2005