Form 10QSB/A
period 2004-12-31
ATLANTIC WINE AGENCIES INC
filed 2005-08-09
CIK 1142790

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

Financial Statements

Consolidated Balance Sheets at December 31, 2004 (Unaudited)............    F-1

Consolidated Statement of Operations (Unaudited)........................    F-2

Consolidated Statements of Cash Flows (Unaudited) ......................    F-3

Notes to Consolidated Financial Statements (Unaudited)..................    F-4

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
                                                                   ------------

                                                                   $ 18,808,038
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                $  1,608,689
   Notes payable to bank                                              3,061,040
   Accrued expenses                                                   1,799,082
                                                                   ------------
         Total Current Liabilities                                    6,468,811

LONG-TERM DEBT
   Due to principal stockholders                                      3,200,000

STOCKHOLDERS' EQUITY
   Common stock authorized 150,000,000
     shares; $0.00001 par value; issued
     and outstanding 104,063,027 shares                                   1,041
   Additional contributed capital                                    13,861,839
   Deficit accumulated during Development Stage                      (2,343,414)
   Comprehensive loss                                                (2,380,239)
                                                                   ------------

         Total Stockholders' Equity                                   9,139,227
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

                  ATLANTIC WINE AGENCIES, INC. and SUBSIDIARIES
                    (Formerly New England Acquisitions, Inc.)
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                              Period
                                           For the Three    For the  Nine  March 1, 2004
                                           Months Ended     Months Ended  (Inception) to
                                            December 31,    December 31,   December 31,
                                               2004            2004            2004
                                           ------------    ------------    ------------
NET SALES                                  $    700,670    $  3,456,840    $  3,484,683

COSTS AND EXPENSES
   Cost of goods sold                           729,027       2,601,967       2,609,289
   Selling, general and administrative          425,527       1,570,533       1,611,660
   Stock based compensation                     999,000       1,139,000
   Depreciation and amortization                106,844         406,432         408,148
                                           ------------    ------------    ------------
         Total Costs and Expenses             1,261,398       5,577,932       5,768,097
                                           ------------    ------------    ------------

NET OPERATING LOSS                             (560,728)     (2,121,092)     (2,283,414)

OTHER EXPENSE
   Interest expense                              20,000          60,000          60,000
                                           ------------    ------------    ------------
                                                 20,000          60,000          60,000
                                           ------------    ------------    ------------

NET LOSS $                                     (580,728)   $ (2,181,092)   $ (2,343,414)
                                           ============    ============    ============

NET LOSS PER SHARE, basic and diluted      $      (0.01)   $      (0.02)   $      (0.03)
                                           ============    ============    ============

Weighted average number of common shares
   outstanding                               89,330,887      89,330,887      89,330,887
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

                  ATLANTIC WINE AGENCIES, INC. and SUBSIDIARIES
                    (Formerly New England Acquisitions, Inc.)
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       Period
                                                     For the Nine  March 1, 2004
                                                     Months Ended (Inception) to
                                                      December 31,  December 31,
CASH FLOWS FROM OPERATING ACTIVITIES                     2004            2004
                                                      -----------    -----------
   Net loss for period                                $(2,181,092)   $(2,343,414)
   Non-cash item included in net loss:
     Stock based compensation                             999,000      1,139,000
     Depreciation and amortization                        100,844        408,148
  Changes in operating assets and liabilities:
     Accounts receivable                               (2,213,439)    (2,213,439)
     Inventory                                         (1,821,072)    (1,821,072)
     Accounts payable                                   1,608,689      1,608,689
     Accrued expenses                                   1,799,082      1,799,082
     Increase in due to principal stockholders          1,469,899      3,200,000
                                                      -----------    -----------

           Net Cash (Used In) Provided by Operating
                 Activities                               363,275        363,275

CASH FLOWS FROM INVESTING ACTIVITIES                   (2,899,645)    (2,899,645)
                                                      -----------    -----------

         Net Cash Used in Investing Activities         (2,899,645)    (2,899,645)

CASH FLOWS FROM FINANCING ACTIVITIES
   Capital contributions                                2,723,880      2,723,880
                                                      -----------    -----------

         Net Cash Provided by Financing  Activities     2,723,880      2,723,880
                                                      -----------    -----------

NET INCREASE IN CASH                                      187,510        187,510

CASH AND CASH EQUIVALENTS AT
    BEGINNING OF PERIOD

                                                      -----------    -----------
CASH AT END OF PERIOD                                 $   187,510    $   187,510
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

NOTE C -  GOING CONCERN

                As indicated in the accompanying financial statements, the Company has incurred cumulative net operating losses of $2,380,239 since inception and is considered a company in the development stage. Management's plans include the raising of capital through the equity markets to fund future operations and the generating of revenue through its business. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

                  ATLANTIC WINE AGENCIES, INC. and SUBSIDIARIES
                    (Formerly New England Acquisitions, Inc.)
                          (A Development Stage Company)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                December 31, 2004

NOTE D - DUE TO PRINCIPAL STOCKHOLDERS

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

The first half of 2005 will see sales in the UK with Australia delivering volume sales in the first half of 2005 as well. This should continue through the year with a major impact after the wine trade show in Dusseldorf, Germany in Late March 2005.

RESULTS OF OPERATIONS

We are currently in the development stage and have generated $3,456,840 from sales of our wines for the nine months ending December 31, 2004. We have financed our operations to date through the capital contributions of key shareholders.

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

ATLANTIC WINE AGENCIES INC.

/s/ Adam Mauerberger
----------------------------------
Name: Adam Mauerberger
Title: President and Principal Financial Officer
Date:  August 9, 2005