Form 10KSB
period 2005-03-31
ATLANTIC WINE AGENCIES INC
filed 2005-08-17
CIK 1142790

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2005                 Commission File Number
                                                               333-63432

                           ATLANTIC WINE AGENCIES INC.
                 (Name of small business issuer in its charter)

  Florida                                       65-1102237
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification No.)

                               Golden Cross House
               8 Duncannon Street, London, United Kingdom WC2N 4JF
               (Address of principal executive offices) (Zip Code)
                           Issuer's telephone number:
                 011-44-207-484-5005 Securities registered under
                       Section 12(b) of the Exchange Act:

                                      None

         Securities registered under Section 12(g) of the Exchange Act:

                                      None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO []

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of August 15, 2005 was approximately $63,909,365 based on 35,505,203 shares of common stock outstanding on August 15, 2005.

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

On May 4, 2004 the Company acquired all of the issued and outstanding shares of New Heights 560 Holdings LLC, a Cayman Islands limited liability corporation ("New Heights"), in exchange for One Hundred Million shares of its restricted common stock which is equal to 99.9% of the total outstanding shares of the Company's common stock (this transaction shall be referred to as the "Share Exchange"). New Heights owned the property in South Africa on which our vineyard operations are located.

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

The launch of the wines under new patent branded labeling and marketing occurred in the fourth fiscal quarter of 2004 in South Africa and the United Kingdom. However, we anticipate a steady growth of sales to occur during the remaining quarters of the calendar year 2005.

Our wines were initially issued in three tiers: Mount Rozier a top quality premium brand; Rozier Bay a mid price range wine; Rozier Reef and a mass market product. Such wines have received several significant awards recently and we are building a regional route to market for sales which is on target with our early internal projections.

In September 2004, Mr. Adam Mauerberger became President of the Company and Chairman of the Board. Also in September the Company hired Mr. Andy Bayley to be the Senior Vice President of Sales and Marketing.

Atlantic Wine Agencies Ltd. has also contracted the services of Mr. Christopher Burr a wine master internationally respected for his opinion and knowledge of wines and a former managing director of Christies Auction House in London, as well as hired a specialist wine maker, a professional viticulturalist and an experienced estate manager.

Dominion Exchange Transaction

On September 16, 2004, in exchange for 20,000,000 shares of our common stock and payments of AUD$3,360,000 ("Shareholder Loan") among other consideration, we entered into an agreement to acquire all of the shares of two Australian companies, Dominion Estates Pty Ltd and Dominion Wines Ltd (collectively, "Dominion Entities") which we believed would enhance our presence in Australia and our ability to further deliver a high quality product locally in Australia ("Dominion Exchange Transaction"). In order to make the AUD$3,360,000 payment to the Dominion Entities, the Company had to borrow such funds from a shareholder of the Company. As a result of the anticipated success of the Dominion Exchange Transaction, on October 26, 2004, the Company added Messrs. Andy Bayley and Carl Voss to its Board of Directors.

Over the course of the 6 months following September 2004, our independent auditor along with the Dominion Estates local auditor were unable to complete audits on the Dominion Entities as required by the United States Federal Securities Laws due to a lack of accurate record keeping and supporting valuations by local management. In addition to the aforementioned issues, the Company's management concluded that the value of the assets of the Dominion Entities were unclear and that a substantial charge over the assets of one of those enterprises, by a local law firm, had not been discharged post-settlement in contravention to the Company's understanding. The Company's management believed a material breach of the Share Exchange Agreement governing the Dominion Share Exchange had occurred, but the prudent coarse of action was to attempt to facilitate a settlement if at all possible with the seller of the Dominion Entities rather than litigate.

As a stop gap measure, the Company placed one of the Dominion Entities, Dominion Estates Pty Ltd ("Dominion Estates") into voluntary administration in Australia with the hope that a local administrator would be successful in clarifying the true financial status of Dominion Estates and effecting the desired settlement. As a result of the failed Dominion Exchange Transaction, the Company's shareholders determined that a change of management was required and Messrs. Harry Chauhan and Carl Voss tendered their resignations in March of 2005.

The 20,000,000 shares of the Company issued in the Dominion Exchange Transaction are now held in Escrow by United States counsel to the Dominion Entities and we anticipate effecting the settlement shortly whereby: (i) the 20,000,000 shares will be returned to the Company and subsequently cancelled, (ii) the Shareholder Loan will be forgiven; and (iii) The Company will be released from any and all liabilities related to the Dominion Entities. In the event the settlement transaction is not effected we will take all necessary steps to cancel the 20,000,000 shares of the Company issued pursuant to the Dominion Exchange Transaction and recover all sums loaned to the Dominion Entities including legal and accounting expenses incurred in the United States and abroad.

ITEM 2. DESCRIPTION OF PROPERTY

Mount Rosier Estate a World Class Vineyard located in previously known as Myrtle Grove No 1380, Stellenbosch. The property is sub divided in parcels of land of
50.9 hectares and 29.2 hectares making a total of 80.10 hectares. The Company also manages 29.6 hectares owned by a neighboring farm.

The Estate also comprises of a winery, barrel holding area, a number of outer houses which are being converted into Guest Lodges, 2 main residences one for the use of the Estate Manager, and the other to be converted into Wine tasting and picnic area.

The existing wine tasting area which is attached to the barrel storage area and winery will be converted to a meet and greet area for the professional buyers. The Estate also has its own water dam which supplies not only the farm on the estate but also other neighbors on a limited basis. Around 20 hectares of land are under wine currently which will increase to around 60 hectares. The property is located next to a site owned by a wine farm, known as Vergelegen Estate.

Access to the farm is by way of a servitude road which is a common road, which is served and serviced by all the farms in the vicinity, therefore can be classed as a common access road.

ITEM 3. LEGAL PROCEEDINGS

Other than as disclosed below, the Company is not a party to any material pending legal proceedings or government actions, including any bankruptcy, receivership, or similar proceedings. Management of the Company does not believe that there are any proceedings to which any director, officer, or affiliate of the Company, any owner of record of the beneficially or more than five percent of the common stock of the Company, or any associate of any such director, officer, affiliate of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company.

The Company's estate manager, Mr. Dave Lyddell, who resigned during the reporting period under claimed duress has threatened to take action against the Company's South African subsidiaries for lost salary and other damages in the event that a settlement cannot be reached. However, although we believe that a settlement with Mr. Lyddell is likely, we are prepared to vigorously defend ourselves if necessary.

As referenced above in connection to the Dominion Exchange Transaction, the Company has retained counsel in Australia as well as the United States to prepare a litigation strategy against all related Dominion Entities' parties in the event that the anticipated settlement transaction does not occur in a timely manner.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

1) On May 4, 2004, the majority shareholder approved entering into an exchange agreement with New Heights 560 Holdings, Inc., whereby New Heights became the majority shareholder in exchange for all of its assets.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) The Company's Common Stock is traded on the OTC-Bulletin Board under the symbol AWNA. The following sets forth the range of the closing bid prices for the Company's Common Stock for the period January 1, 2003 through August 15, 2005. Such prices represent inter-dealer quotations, do not represent actual transactions, and do not include retail mark-ups, mark-downs or commissions. Such prices were determined from information provided by a majority of the market makers for the Company's Common Stock.

                                              High Close           Low Close

       2003

       First Quarter                             1.90                 1.60
       Second Quarter                            2.25                 1.45
       Third Quarter                         No activity          No activity
       Fourth Quarter                            3.00                 .60

       2004

       First Quarter                             1.25                 1.00
       Second Quarter                            3.00                 1.15
       Third Quarter                             2.10                 1.77
       Fourth Quarter                            2.15                 1.77

       2005
       First Quarter                             1.78                 1.75
       Second Quarter (through
       8/15/05)                                  1.78                 1.75

(b) The approximate number of holders of the Common Stock of the Company as of August 15, 2005 was 538.

(c) No cash dividends were declared by the Company during the fiscal year ended March 31, 2005. While the payment of dividends rests within the discretion of the Board of Directors, it is not anticipated that cash dividends will be paid in the foreseeable future, as the Company intends to retain earnings, if any, for use in the development of its business. The payment of dividends is contingent upon the Company's future earnings, if any, the Company's financial condition and its capital requirements, general business conditions and other factors.

(d) No shares were available for issuance under any equity compensation plan at March 31, 2005.

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

RESULTS OF OPERATIONS

We are currently in the early stages of our first sales cycle and have generated $120,913 to date. Our activities from inception through the second quarter of fiscal 2004 were related to our formation, preparation of our business model, arranging and planning financing, developing our business model and acquiring the rights to various properties as well as growing and harvesting our grapes. During the third and fourth quarters of fiscal 2004 we began the production and consequent bottling of our wines.

We have financed our operations to date through loans made to us by our shareholders and their affiliates.

Operating costs for the year ended March 31, 2005 aggregated $1,384,657 or (0.01) per share as compared to $1,189,165 or (0.01) per share for the year ended March 31, 2004.

Our wine distribution began in earnest after the end of the reporting period and we anticipate significant sales during the following quarters as a result of our increased presence in the marketplace.

LIQUIDITY AND CAPITAL RESOURCES

For the year ended March 31, 2005 net cash used to fund operating activities totaled $(2,377,695), net cash utilized by investing activities totaled $(330,850) and net cash provided by financing activities totaled $2,910,668.

From inception through March 31, 2004, net cash used to fund operating activities totaled approximately $(247,070), net cash utilized by investing activities totaled $(2,519,672) and net cash provided by financing activities totaled $2,878,861.

The primary reason for the difference in net cash utilized by investing activities was the acquisition of property and equipment occurring in the year ended March 31, 2004 to which we did not have a corresponding activity for the year ended March 31, 2005.

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

Consolidated Statements of Operations                   F-4

Consolidated Statements of Cash Flows                   F-5

Notes to Financial Statements                           F-6

                              MEYLER & COMPANY, LLC
                          CERTIFIED PUBLIC ACCOUNTANTS
                                  ONE ARIN PARK
                                 1715 HIGHWAY 35
                              MIDDLETOWN, NJ 07748

             Report of Independent Registered Public Accounting Firm

Board of Directors
Atlantic Wine Agencies, Inc. and Subsidiaries
London, United Kingdom

We have audited the accompanying consolidated balance sheets of Atlantic Wine Agencies, Inc. and Subsidiaries as of March 31, 2005 and 2004 and the related consolidated statements of operations, stockholders' equity and cash flows for the year and the month then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2005 and 2004 and the results of its operations and its cash flows for the year ended March 31, 2005 and for the period March 1, 2004 (inception) to March 31, 2005, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the consolidated financial statements, the Company has incurred cumulative losses of $2,812,566 since inception, and there are existing uncertain conditions the Company faces relative to its ability to obtain capital and operate successfully. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.



                                                           Meyler & Company, LLC

Middletown, NJ
August 1, 2005

                          Atlantic Wine Agencies, Inc.
                                and Subsidiaries

                           Consolidated Balance Sheets

                                     Assets

                                                                      March 31,
                                                                      ---------
                                                                   2005          2004
                                                                   ----          ----
Current Assets
   Cash                                                      $    97,487    $   113,086
   Accounts receivable                                            37,055         15,851
   Inventory                                                   1,543,457        227,058
   Prepaid expenses and other                                     43,960
   Receivable from officer                                        48,761
                                                             -----------    -----------
          Total Current Assets                                 1,770,720        355,995
                                                             -----------    -----------

Property and equipment, net of accumulated depreciation
   of $41,249 and $1,311, respectively                         2,758,000      2,469,829

Other Assets
   Trademarks, net of accumulated amortization of $9,784
     and $405, respectively                                       40,012         48,128
                                                             -----------    -----------

                                                             $ 4,568,732    $ 2,873,952
                                                             ===========    ===========

                      Liabilities and Stockholders' Equity

Current Liabilities
   Accounts payable                                          $   101,381    $     1,768
   Accrued expenses                                              113,752         14,677
   Due to Dominion Estates Pty Ltd                               344,381
   Accrued payroll taxes                                          65,181
                                                             -----------    -----------
                                                                 624,695         16,445
Long Term Liabilities
   Loans from principal stockholders                           2,721,269        154,982

Stockholders' Equity
   Common stock authorized 150,000,000
     shares; $0.00001 par value; issued and
     outstanding  84,838,027 and 104,063,027
     shares at March 31, 2005 and 2004, respectively                 849          1,041
   Paid-in capital                                             4,249,531      3,861,839
   Accumulated deficit                                        (2,812,566)    (1,161,322)
   Accumulated other comprehensive income                       (215,046)           967
                                                             -----------    -----------
          Total Stockholders' Equity                           1,222,768      2,702,525
                                                             -----------    -----------

                                                             $ 4,568,732    $ 2,873,952



                 See accompanying notes to financial statements.
                                      F-2

                          Atlantic Wine Agencies, Inc.
                                and Subsidiaries

                      Consolidated Statements of Operations



For the Year             March 1, 2004

Ended March 31,             Inception

         2005                to March 31, 2004
---------------------       -------------------

Net Sales                                        $     120,913   $      27,843

Costs and Expenses
   Cost of sales                                       137,589           7,314
   Selling, general and administrative               1,189,756          41,127
   Interest expense                                      4,808               8
   Stock based compensation                            387,500       1,139,000
   Depreciation and amortization                        52,504           1,716
                                                 -------------   -------------
          Total Costs and Expenses                   1,772,157       1,189,165
                                                 -------------   -------------

Net loss                                         $  (1,651,244)  $   (1,161,322)
                                                 =============   =============

Net Loss Per Common  Share (Basic and Diluted)   $       (0.02)  $        (0.01)
                                                 -------------   -------------
Weighted Average Common Shares Outstanding          93,169,945     104,063,027
                                                 =============   =============


                 See accompanying notes to financial statements.
                                      F-3

                          Atlantic Wine Agencies, Inc.
                                and Subsidiaries

                 Consolidated Statement of Stockholders' Equity
                                 March 31, 2005



                                                     Common Stock                                    Accumulated
                                                     ------------       Paid in        Accumulated  Comprehensive
                                                Shares         Amount   Capital          Deficit       Income            Total
                                                ------         ------   -------          -------       ------            -----
New Heights 560 Holdings, LLC
   capital contribution December
   15, 2003 - Note A                            50,000   $     50,000                                                 $     50,000
Additional capital contribution
   March 2004                                                          $  2,673,880                                      2,673,880
                                           -----------   ------------  ------------   ------------    ------------    ------------
Total New Heights 560 Holdings
    LLC prior to reverse merger                 50,000         50,000     2,673,880                                      2,723,880
Merger with Atlantic Wine Agencies,
   Inc.:
Cancellation of New Heights 560
   Holdings, LLC outstanding shares            (50,000)        50,000
Equity of Atlantic Wine Agencies,
   Inc. at March 31, 2004                       63,027              1      69,355 $        (69,356)
Capitalization of Atlantic Wine
   Agencies, Inc. accumulated deficit                                       (69,356)        69,356
Issuance of 100,000,000 shares to
   acquire New Heights 560 Holdings,
   LLC                                     100,000,000          1,000        (1,000)
Issuance of common stock to consul-
   tants @ $0.035 per share                  4,000,000             40       139,960       (140,000)
Transfer of 39,960,000 shares by
   controlling shareholder to employ-
   ees.  See Note G to Financial State-
   ments                                                                    999,000                                        999,000
Net loss for the one month ended
   March 31, 2004                                                                       (1,021,322)   $        967       (1,020,355)
                                          ------------   ------------  ------------   ------------    ------------    ------------
Balance, March 31, 2004                    104,063,027          1,041     3,861,839     (1,161,322)            967       2,702,525
Cancellation of shares                     (20,000,000)           200
Issuance of common stock for
   contract settlement @ $0.50
   per share                                   500,000              5       249,995                                        250,000
Issuance of common stock in
   connection with employment
   contract @ $0.50 per share                  135,000              1        67,499                                         67,500
Issuance of common stock in
   connection with vineyard
   contract                                    140,000              2        69,998                                         70,000
Net loss for the year ended
   March 31, 2005                                                                       (1,651,244)       (216,013)      (1,867,257)
                                          ------------   ------------  ------------   ------------    ------------    ------------
Balance, March 31, 2005                     84,838,027   $        849  $  4,249,531   $ (2,812,566)   $   (215,046)      1,222,768
                                          ============   ============  ============   ============    ============    ============



                 See accompanying notes to financial statements.
                                      F-4

                          Atlantic Wine Agencies, Inc.
                                and Subsidiaries

                      Consolidated Statements of Cash Flows






                                                                               For the Year         March 1, 2004
                                                                              Ended March 31,         Inception
                                                                                  2005            to March 31, 2004
                                                                             ----------------     -----------------
Cash Flows From Operating Activities
   Net loss                                                                   $(1,651,244)          $(1,161,322)
   Adjustments to reconcile net loss to
     cash flows used in operating activities:
       Stock based compensation                                                   387,500            1,139,000
       Depreciation and amortization                                               52,504                1,716
       Increase in accounts receivable                                            (21,204)             (15,851)
       Increase in inventory                                                   (1,316,399)            (227,058)
       Receivable from officer                                                    (48,761)
       Increase in prepaid expenses and other                                     (43,960)
       Increase in accrued payroll taxes                                           65,181
       Increase in accounts payable                                                99,613
       Increase in accrued expenses                                                99,075               16,445
                                                                             ------------         ------------

          Net Cash Flows Used in Operating Activities                          (2,377,695)            (247,070)
                                                                             ------------         ------------

Cash Flows From Investing Activities
   Cash paid for property and equipment                                          (330,850)          (2,471,140)
   Cash paid for trademarks                                                                            (48,532)
                                                                             ------------         ------------
          Net Cash Flows Used in Operating Activities                            (330,850)          (2,519,672)
                                                                             ------------         ------------

Cash Flows From Financing Activities
   Loan from principal stockholder                                              2,566,287              154,982
   Loan from Dominion Estates Pty Ltd                                             344,381
   Capital contributions                                                                             2,723,879
                                                                             ------------         ------------
          Cash Flows Provided by Financing Activities                           2,910,668            2,878,861
                                                                             ------------         ------------

Effect of Exchange Rate Changes on Cash                                          (217,722)                 967
                                                                             ------------         ------------

(Decrease) increase in cash                                                       (15,599)             113,086

Cash, Beginning of Period                                                         113,086
                                                                             ------------         ------------

Cash, End of Period                                                          $     97,487         $    113,086
                                                                             ============         ============

Supplemental Cash Flow Information:
   Cash Paid for Interest                                                    $      4,808         $          8
                                                                             ============         ============



                 See accompanying notes to financial statements.
                                      F-5

                          Atlantic Wine Agencies, Inc.
                                and Subsidiaries

                   Notes to Consolidated Financial Statements
                                 March 31, 2005

NOTE A      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            Nature of Business

            Atlantic Wine Agencies, Inc., formerly New England Acquisitions, Inc., (the Company), was organized under the laws of the State of Florida. On May 4, 2005, the Company acquired New Heights 560 Holdings, LLC, (New Heights) a Cayman Island Limited Liability Company which owns two subsidiaries in South Africa and has a world class vineyard producing high quality wines to be marketed principally in Europe. New Heights had no operations prior to March 1, 2005.

            Reverse Merger

            On May 4, 2004, the stockholders of New Heights acquired 100,000,000 shares of Atlantic Wine Agencies, Inc. common stock in an exchange of shares, thereby obtaining control of the Company. Subsequent to the acquisition, New Heights controlled 99% of the outstanding common stock of the Company. In this connection, New Heights became a wholly owned subsidiary of Atlantic Wine Agencies, Inc. and its officers and directors replaced New Heights' officers and directors. Prior to the acquisition, Atlantic Wine Agencies, Inc. was a non-operating public shell corporation. Pursuant to Securities and Exchange Commission rules, the merger or acquisition of a private operating Company into a non-operating public shell corporation with nominal net assets is considered a capital transaction. Accordingly, for accounting purposes, the acquisition has been treated as an acquisition of New Heights by the Company and a recapitalization of Atlantic Wine Agencies, Inc. Since the merger is a recapitalization of Atlantic Wine Agencies, Inc. and not a business combination, pro-forma information is not presented.

            Going Concern

            As indicated in the accompanying financial statements, the Company has incurred cumulative net operating losses of $2,812,566 since inception. Management's plans include the raising of capital through the equity markets to fund future operations and the generating of revenue through its business. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

            Foreign Currency Translation

            Assets and liabilities were translated into US dollars at the period-end exchange rates. Statement of operations amounts were translated using the average rate during the period. Gains and losses resulting from translating foreign

                          Atlantic Wine Agencies, Inc.
                                and Subsidiaries

             Notes to Consolidated Financial Statements (Continued)
                                 March 31, 2005

NOTE A      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

            Foreign Currency Translation (Continued)

            currency financial statements were accumulated in other comprehensive income, a separate component of stockholders' equity.

            Cash Equivalents

            For purposes of reporting cash flows, cash equivalents include investment instruments purchased with a maturity of three months or less.

            Use of Estimates

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

            Property and Equipment and Depreciation

            Property and equipment is stated at cost and is depreciated using the straight line method over the estimated useful lives of the respective assets. Routine maintenance, repairs and replacement costs are expensed as incurred and improvements that extend the useful life of the assets are capitalized. Costs incurred in developing vineyards, including related interest costs, are capitalized until the vineyards become commercially productive. When property and equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is recognized in operations. The Company computes depreciation using the straight line method. Leasehold improvements are analyzed over the estimated useful lives of the improvements.

            Inventory

            Inventory is valued at the lower of cost or market based on the average cost method.

            Revenue Recognition

            Revenue from the sale of goods is recognized when the product is shipped.

            Consolidated Financial Statements

            The consolidated financial statements include the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

                          Atlantic Wine Agencies, Inc.
                                and Subsidiaries

             Notes to Consolidated Financial Statements (Continued)
                                 March 31, 2005

NOTE A      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

            Comprehensive Income (Loss)

            SFAS No. 130 establishes standards for the reporting and disclosure of comprehensive income and its components which will be presented in association with a company's financial statements. Comprehensive income is defined as the change in a business enterprise's equity during a period arising from transactions, events or circumstances relating to non-owner sources, such as foreign currency translation adjustments and unrealized gains or losses on available-for-sale securities. It includes all changes in equity during a period except those resulting from investments by or distributions to owners. Comprehensive income is accumulated in accumulated other comprehensive income (loss), a separate component of stockholders' equity.

            Business Combinations and Goodwill

            In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations". SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method.

            In July 2001, the FASB issued SFAS NO. 142, "Goodwill and Other Intangible Assets", which the Company adopted during 2003. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairment of goodwill.

            In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 changes the accounting for long-lived assets to be held and used by eliminating the requirement to allocate goodwill to long-lived assets to be tested for impairment, by providing a probability weighted cash flow estimation approach to deal with situations in which alternative courses of action to recover the carrying amount of possible future cash flows and by establishing a primary-asset approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for long-lived assets to be held and used. SFAS No. 144 changes the accounting for long-lived assets to be disposed of other than by sale by requiring that the depreciable life of a long-lived asset to be abandoned be revised to reflect a shortened useful life and by requiring the impairment loss to be recognized at the date a long-lived asset is exchanged for a similar productive asset or distributed to owners in a spin-off if the carrying amount of the asset exceeds its fair value. SFAS No 144 changes the accounting for long-lived assets to be disposed of by sale by requiring that discontinued operations no longer be recognized at a net realizable value basis (but at the lower of carrying amount or fair value less costs to sell), by eliminating the recognition of future operating losses of discontinued components before they occur, and by broadening the presentation of discontinued operations in the income statement to include a component of an entity rather than a segment of a business. A component of an entity comprises operations and cash flows that can be clearly distinguished operationally, and for financial reporting purposes, from the rest of the entity.

                         Atlantic Wine Agencies, Inc.
                                and Subsidiaries

             Notes to Consolidated Financial Statements (Continued)
                                 March 31, 2005

NOTE A      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

            Net Loss Per Common Share

            The Company computes per share amounts in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". SFAS No. 128 requires presentation of basic and diluted EPS. Basic EPS is computed by dividing the income (loss) available to Common Stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of Common Stock and Common Stock equivalents outstanding during the periods.

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

            Income Taxes

            The Company has adopted Financial Accounting Statement SFAS No. 109, Accounting for Income Taxes. Under this method, the Company recognizes a deferred tax liability or asset for temporary differences between the tax basis of an asset or liability and the related amount reported on the financial statements. The principal types of differences, which are measured at the current tax rates, are net operating loss carry forwards. At March 31, 2005, these differences resulted in a deferred tax asset of approximately $660,000. SFAS No. 109 requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Since realization is not assured, the Company has recorded a valuation allowance for the entire deferred tax asset, and the accompanying financial statements do not reflect any net asset for deferred taxes at March 31, 2005.

            The Company's net operating loss carry forwards amounted to $2,206,000 which are principally international losses which have no expiration date.

NOTE B      RECEIVABLE FROM OFFICER

            At March 31, 2005, the Company had advanced $48,761 to the president which was repaid in July 2005.

NOTE C      INVENTORY

            Inventory consists of the following at March 31,


                                                  2005          2004
                                                  ----          ----
               Raw Materials                  $  132,879
               Work in process                   764,759   $  152,270
               Bottled wine                      645,819       74,788
                                              ----------   ----------

                                              $1,543,457   $  227,058
                                              ==========   ==========

                          Atlantic Wine Agencies, Inc.
                                and Subsidiaries

             Notes to Consolidated Financial Statements (Continued)
                                 March 31, 2005

NOTE D      PROPERTY AND EQUIPMENT

            Property and equipment at March 31, 2005 is as follows:

                                                       2005         2004        Useful Life
                                                    ----------  -----------   --------------
            Land and buildings                      $2,303,542   $2,129,392         5 years
            Vineyards                                  208,220      302,161        40 years
            Furniture, fixtures and equipment          287,487       39,587   3 to 10 years
                                                    ----------   ----------
                                                     2,799,249    2,471,140
                   Less: accumulated depreciation       41,249        1,311
                                                    ----------   ----------

                                                    $2,758,000   $2,469,829
                                                    ==========   ==========


NOTE E      LOAN FROM PRINCIPAL STOCKHOLDER

            At March 31, 2005, the principal stockholder advanced the company, $2,721,269 for working capital. The loan is non- interest bearing and has no stated maturity date.

NOTE F    STOCKHOLDERS' EQUITY

            On February 14, 2005, the Company entered into a consulting agreement with Benjamin Mauerberger, whose brother Adam Mauerberger, the President of the Company, is deemed to be a related party, to locate a merger partner and consult on all aspects of the merger, to advise the Company on hiring of senior management personnel and to develop growth initiatives for the Company. Compensation for this agreement was the issuance of 4,000,000 shares of the company's common stock valued at $0.035 per share. On May 27, 2005, the Company filed a registration statement with the Securities and Exchange Commission to register these shares on Form S-8. Accordingly, stock based compensation in the amount of $140,000 was recognized during the year ended March 31, 2004.

            In connection with the acquisition of Dominion Wines Pty, Ltd See Note H to the financial statements, 500,000 shares of the Company's common stock were issued and will not be returned. Accordingly, stock based compensation has been recorded in the amount of $250,000.

            In connection with employment contracts, the Company issued 135,000 shares of its common stock valued at $0.50 per share. Accordingly, stock based compensation in the amount of $67,500 has been recorded.

            In connection with a vineyard contract, the Company issued 140,000 shares of its common stock valued at $0.50 per share. Accordingly, stock based compensation in the amount of $70,000 has been recorded.

NOTE G      EMPLOYMENT CONTRACTS

            The Company has executed 5 year employment contracts with key employees with annual salary commitments ranging from $184,000 in the first year with annual escalation increasing salary commitments to $274,000 in year five. In addition, the controlling stockholders gave 24,960,000 shares from their holdings to one employee and 15,000,000 shares to another. Accordingly, stock based compensation in the amount of $999,000 based upon a per share valuation of $0.025 per share, was recorded in the financial statements.

                          Atlantic Wine Agencies, Inc.
                                and Subsidiaries

             Notes to Consolidated Financial Statements (Continued)
                                 March 31, 2005

NOTE H      TRANSACTIONS WITH DOMINION WINES PTY, LTD AND DOMINION ESTATES PTY,
            LTD

            On September 14, 2004, the Company entered into an agreement to acquire two Australian companies - Dominion Wines, Pty Ltd and Dominion Estates, Pty Ltd (hereafter referred to as "Dominion"). The terms of the agreement were as follows: (1) the issuance of 20,000,000 shares of the Company's common stock, (2) retire the National Australian Bank loan in the amount of $2,508,962 (Aus $3,136,202) (3) arrange for an additional investment of $179,037 (Aus $223,797) and (4) assume the Commonwealth Bank of Australia loan in the amount of $3,265,109 (Aus $4,081,387).

            Subsequent to December 31, 2004, the Company determined that such acquisition was not in its best interest and agreed with Dominion to unwind the transaction. During this period, Dominion borrowed approximately $3,000,000 from General Electric Credit Australia to replace the Commonwealth Bank of Australia loan and lent $344,381 to a subsidiary of the Company.

            The agreement to unwind the acquisition requires (1) the return of the 20,000,000 shares of Company common stock which is currently held in escrow, (2) the signing of a novation agreement to forgive the $344,381 note payable by the company's Subsidiary to Dominion, and (3) the issuance of a note to the Company's principal shareholder in the amount of $2,560,000 (Aus $3,200,000) for the retirement of the National Australian Bank loan.

            At the date of this report, the transaction has been agreed to by the shareholders and management of each company, and is awaiting the securitization of property as collateral for the note agreement to the Company's principal shareholder. Management believes that the transaction will be successfully unwound and accordingly, the assets, liabilities and results of operations for the year ended March 31, 2005 of Dominion have not been included in these consolidated financial statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

For the fiscal year ended March 31, 2005, our accountants were Meyler & Company, LLC, independent certified public accountants. At no time has there been any disagreement with either such accountants regarding any matter of accounting principals or practices, financial statement disclosure, or auditing scope or procedure.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

                             OFFICERS AND DIRECTORS

Messrs. Adam Mauerberger and Andrew Bayley are the directors of the Company. The Company's directors are elected at each Annual Meeting of Shareholders. The directors currently serving on the Company's Board and the executive officers are set forth in the table below:


         Name                                Age                       Positions and Offices With The Company
         -------                            -----                      ---------------------------------------
         Adam Mauerberger                    35                        Chairman; Chief Executive Officer;
                                                                       President; Chief Financial Officer

         Andrew Bayley                       36                        Director; Senior Vice President of Sales and Manufacturing

         Christopher Burr                    55                        Executive Consultant to Atlantic Wine Agencies Ltd


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

On March 18, 2005, Mr. Harry Chauhan resigned as a member of the Board of Directors and in the capacity of Chief Financial Officer for personal reasons and to pursue other business interests.

On March 22, 2005, Mr. Carl Voss resigned as a member of the Company's Board of Directors citing his disagreement with the current policies, procedures and direction of the Company. The Company disputed Mr. Voss' allegations and is presently undergoing an investigation into the conduct of the management of the Dominion Entities.

The following is a biographical summary of the directors and officers of the
Company:

Adam Mauerberger

On March 1, 2004 , the Company's wholly-owned subsidiary, Atlantic Wine Agencies Limited, contract with Mr. Adam Mauerberger as its CEO and acting sales and marketing manager director. On July 26, 2004, Mr. Mauerberger was elected to the Company's board of directors and he assumed the title of President of the Company at that time. Upon Mr. Harry Chauhan's resignation, Mr. Mauerberger assumed the title of Chief Financial Officer as well.

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

Andrew Bayley

On October 26, 2004, the Company's shareholder's elected Mr. Bayley to the Company's board of directors. Also, on that date, Mr. Bayley was appointed as the Company's Senior Vice President of Sales and Marketing.

Andy joins the Company from Les Grands Chais de France where he was the Business Manager, responsible for the development of GCF UK business and brands within the UK Off Trade sector for major accounts including Booker, Majestic Wine, Sainsburys and Waitrose.

Prior to Les Grands Chais de France, Andy worked for Seagram UK covering the complete wine and spirit portfolio for key national wholesale accounts. His wine 'apprenticeship' was at Majestic Wine, where he was responsible for their successful new store opening in Mayfair.

While working as Business manager for Les Grands Chais de France he was instrumental in increasing JP Chenet (the company's major wine brand) to almost 10 million bottles in less than three years. He also created and implemented key strategy in the wholesale sector resulting in a significant increase in sales of the 25cl single serve format.

In addition Andy also brings to the Company extensive firsthand experience from the wine regions in France, Italy, Spain and California.

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

                      COMPLIANCE WITH SECTION 16(a) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

Not applicable.


ITEM 10. EXECUTIVE COMPENSATION


The table below sets forth all annual and long-term compensation paid by the Company through the latest practicable date to the Chief Executive Officer of the Company and to all executive officers of the Company who received total annual salary and bonus in excess of $100,000 for services rendered in all capacities to the Company and its subsidiaries during the fiscal year ended March 31, 2005.

The following table sets forth information concerning all remuneration paid by the Company as of March 31, 2005 to the Company's Directors and Executive Officers. All of the following dollar denominations are adjusted from United Kingdom Pounds at a rate of 1.77 USD per Pound.

Summary Compensation Table



                                                                   Long-Term
                                                                  Compensation
                                                                    Awards
                                                                    ------
                                                                                       Securities
                                                                                       Underlying
                                                                                        Option (#)      All Other
Name and Principal Position                             Year           Salary     Bonus   /SARS        Compensation
---------------------------                             ----           ------     -----   -----        ------------
Adam Mauerberger - CEO, President                       2003           95,580*     0        0              0
   and CFO                                              2004           95,580
Andy Bayley - Sr. V.P. of Sales and
   Marketing                                            2004           88,500**
Christopher Burr - Consultant to                                        4,049****
   subsidiary                                           2003           24,049      0        0              0
                                                        2004           24,049      0        0              0

* Mr. Mauerberger's contract is for a period of 5 years with an annual salary of $95,580 in year one (fiscal 2003) and escalating to $168,073 in year five (fiscal 2007). In addition to his annual salary, Mr. Mauerberger has the right to receive $2,200 in additional benefits and reimbursement of approved expenses up to a maximum of $14,720 per month. The employment agreement may be terminated for "cause".

**Mr. Bayley's contract if for a period of 5 years with an annual salary of $88,500 in year one (fiscal 2004) and escalating to $106,200 in year five (fiscal 2008). In addition to his annual salary, Mr. Bayley received 100,000 shares of the Company's common stock and has the right to receive $50,000 of stock each year for the remaining 4 years as well as an automobile leased by the Company. The employment agreement may be terminated for "cause".

****Mr. Burr's contract is for a renewable one year term with an annual salary of approximately $50,000. He also has been granted an option to purchase the Company's products at terms to be mutually agreed upon at the time Mr. Burr exercises such right.

Directors' Compensation

During the fiscal year ended March 31, 2005 no fees were paid to our Directors.

Employment Contracts

See footnote to the compensation table immediately above for the material terms of our officers employment/consulting agreements with the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

The following table sets forth information regarding the beneficial ownership of the shares of the Common Stock (the only class of shares previously issued by the Company) at August 16, 2005, by (i) each person known by the Company to be the beneficial owner of more than five percent (5%) of the Company's outstanding shares of Common Stock, (ii) each director of the Company, (iii) the executive officers of the Company, and (iv) by all directors and executive officers of the Company as a group. Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person and can be contacted at the address of the Company.


Title of Class            Name of Beneficial Owner          Shares of Common Stock           Percent of Class
--------------            ------------------------          ----------------------           ----------------
Common                    Willowcreek International Ltd         20,000,000                      23.81%
                          Goodman's Bay Corporation Ctr
                          West Bay Street
                          Nassau, Bahamas

Common                    Adam Mauerberger(1)                   19,960,000                      23.76%

Common                    Crayson Properties Ltd                 9,332,824                      11.11%
                          Akara Bldg
                          24 De Castro Street
                          Wickams Cay, Road Town
                          Tortola, BVI

Common                    Andy Bayley                              100,000                        .12%

Directors and Officers
as a group                                                      20,060,000                      23.88%



(1)Mr. Mauerberger is the sole shareholder of Fairhurst Properties S A. Akara Bldg 24 De Castro Street Wickams Cay, Road Town, Tortola BVI.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company's CEO Adam Mauerberger is brother to Benjamin Mauerberger, a consultant to the Company. However, they do not reside at the same address and do not have any agreement between them regarding the respective shares controlled by them.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

Exhibit Number Exhibit Description

21.1 Subsidiaries of the Company
23.1 Consent of Independent Certified Public Accountant
31.1 Section 302 Certification
32.1 Section 906 Certification

(b) Reports on Form 8-K.

On January 21, 2005 the Company filed an amended Form 8-K with the Securities and Exchange Commission with respect to its merger with New Heights 560 Holdings LLC.

On March 21, 2005 the Company filed an 8-K disclosing that Harry Chauhan had resigned as a member of the Board of Directors and in the capacity of Chief Financial Officer of Atlantic Wine Agencies, Inc. The Company and Mr. Chauhan mutually agreed that Mr. Chauhan should resign for personal reasons and to pursue other business interests.

On March 23, 2005 the Company filed and 8-K disclosing that Carl Voss resigned as a member of the Board of Directors of the Company. Mr. Voss cited his disagreement with the current policies of the Board of Directors, procedures and direction of the Company as his reasons for his resignation. The Company strenuously disputed each and every allegation of Mr. Voss as set forth in his letter of resignation and it retained local Australian counsel and accountants to investigate the conduct of the management of its Australian subsidiaries

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company's fiscal year ended March 31, 2005, the estimated cost for professional services rendered for the audit of our financial statements and the review of the Form 10-KSB is approximately $15,000 to $20,000. We were billed approximately $15,000 for professional services rendered for the review of financial statements included in our periodic and other reports filed with the Securities and Exchange Commission for our year ended March 31, 2004.

Tax Fees

For the Company's fiscal year ended March 31, 2005, the estimated cost for professional services rendered for tax compliance, tax advice, and tax planning is approximately $3,500.

All Other Fees

The Company incurred fees equal to approximately: (i) $20,000 related to travel expenses and audit services with the Dominion Entities the fiscal year ended March 31, 2005; (ii)$13,500 for the audit related to the merger of the Company with New Heights 560 Holdings, LLC and (iii) $15,000 for the three quarterly reports on Form 10-QSB.


                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATLANTIC WINE AGENCIES INC.

/s/ Adam Mauerberger
Name: Adam Mauerberger
Title: Chairman of the Board, Chief Executive Officer,
President, Chief Financial Officer and Secretary
Date: August 16, 2005

/s/ Andrew Bayley
Name: Andrew Bayley
Title: Director, Senior Vice President of Sales and Marketing
Date: August 16, 2005