Form 10QSB
period 2005-06-30
ATLANTIC WINE AGENCIES INC
filed 2005-08-24
CIK 1142790

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D. C. 20549
                                   FORM 10-QSB
                   QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2005
                        Commission file number 333-63432
                           Atlantic Wine Agencies Inc.
        (Exact name of small business issuer as specified in its charter)

          Florida                                            65-110237
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)

                               Golden Cross House
               8 Duncannon Street, London, United Kingdom WC2N 4JF (Address of principal executive offices) (Zip Code)

                 Issuer's telephone number: 011-44-207-484-5005
                           (Issuer's telephone number)

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

The number of shares of the issuer's outstanding common stock, which is the only class of its common equity, on August 18, 2005 was 84,838,027.

ITEM 1 FINANCIAL STATEMENTS

Description                                                             Page No.
-----------                                                             --------
FINANCIAL INFORMATION:

Financial Statements

Consolidated Balance Sheets at June 30, 2005
   (Unaudited).............................................................  3

Consolidated Statement of Operations for the Three Months
   Ended June 30, 2005 and 2004, respectively (Unaudited)..................  4

Consolidated Statements of Cash Flows for the Three Months
   Ended June 30, 2005 and 2004, respectively (Unaudited) .................  5

Notes to Consolidated Financial Statements (Unaudited).....................  6

ITEM 1. FINANCIAL STATEMENTS

                  ATLANTIC WINE AGENCIES, INC. and SUBSIDIARIES
                    (Formerly New England Acquisitions, Inc.)

                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2005

CURRENT ASSETS
   Cash                                                           $      47,939
   Accounts receivable                                                  191,492
   Inventory                                                          1,420,757
   Receivable from officer                                               48,761
   Prepaid expenses and other                                            13,334
                                                                  -------------
         Total Current Assets                                         1,722,283

OTHER ASSETS
   Property, plant and equipment, net                                 2,749,439
   Intangibles net of amortization                                       41,034
                                                                  -------------

                                                                  $   4,512,756
                                                                  =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                               $     212,603
   Due to Dominion Wines                                                344,381
   Accrued expenses                                                     136,737
                                                                  -------------
         Total Current Liabilities                                      693,721

LONG-TERM DEBT
   Due to principal stockholders                                      3,018,323

STOCKHOLDERS' EQUITY
   Common stock authorized 150,000,000
     shares; $0.00001 par value; issued
     and outstanding 84,838,027 shares                                      849
   Additional contributed capital                                     3,999,531
   Other comprehensive income                                          (182,596)
   Deficit in retained earnings                                      (3,017,072)
                                                                  -------------
         Total Stockholders' Equity                                     800,712
                                                                  -------------

                                                                  $   4,512,756
                                                                  =============

                See accompanying notes to financial statements.

                  ATLANTIC WINE AGENCIES, INC. and SUBSIDIARIES
                    (Formerly New England Acquisitions, Inc.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   For the Three Months Ended
                                                             June 30,
                                                  -----------------------------
                                                      2005              2004
                                                  ------------     ------------

NET SALES                                         $     94,302     $     56,143

COSTS AND EXPENSES
   Cost of goods sold                                  111,025          128,107
   Stock Based Compensation                                             536,500
   Selling, general and administrative                 418,995          148,858
   Depreciation and amortization                        18,789            5,543
                                                  ------------     ------------

         Total Costs and Expenses                      548,809          819,008
                                                  ------------     ------------

NET LOSS                                          $    454,507     $    762,865
                                                  ============     ============

NET LOSS PER SHARE, basic and diluted             $      (0.01)    $      (0.02)
                                                  ============     ============

Weighted average number of common shares
  outstanding                                       84,838,027       67,799,291
                                                  ============     ============

                 See accompanying notes to financial statements.

                  ATLANTIC WINE AGENCIES, INC. and SUBSIDIARIES
                    (Formerly New England Acquisitions, Inc.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    For the Three Months Ended
                                                              June 30,
                                                    ---------------------------
CASH FLOWS FROM OPERATING ACTIVITIES                    2005           2004
                                                    ------------   ------------
   Net loss for period                              $   (454,507)  $   (762,865)
   Non-cash item included in net loss:
      Stock based compensation                                          536,500
      Depreciation and amortization                       18,789          5,574
   Changes in operating assets and liabilities:
      Accounts receivable                               (154,437)        (4,610)
      Inventory                                          122,700        (57,931)
      Accounts payable                                   111,222         58,872
      Prepaid expenses and other                          30,626
      Accrued expenses                                    22,985        (13,500)
      Accrued payroll taxes                              (65,181)
      Increase in due to principal stockholders          297,054        298,618
                                                    ------------   ------------
         Net Cash (Used In) Provided by
           Operating Activities                          (70,749)        60,658
CASH FLOWS FROM FINANCING ACTIVITIES
   Cash acquired in acquisition                                         120,742
                                                    ------------   ------------
         Net Cash Provided by Financing
           Activities                                                   120,742
                                                    ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditure                                   (11,250)
                                                    ------------   ------------

         Net Cash Used in Investing Activities           (11,250)
                                                    ------------   ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                   32,491        128,544
                                                    ------------   ------------
NET (DECREASE) INCREASE IN CASH                          (49,508)       309,944
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                     97,487
                                                    ------------   ------------
CASH AT END OF PERIOD                               $     47,939   $    309,944
                                                    ============   ============


                 See accompanying notes to financial statements.

                             ATLANTIC WINE AGENCIES,
                              INC. and SUBSIDIARIES
                    (Formerly New England Acquisitions, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005

NOTE  A -   BASIS OF PRESENTATION

            The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the three months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending March 31, 2006. For further information, refer to the financial statements and footnotes thereto included in the Atlantic Wine Agencies, Inc., formerly New England Acquisitions, Inc., annual report on Form 10-KSB for the year ended March 31, 2005.

NOTE  B -   GOING CONCERN

            As indicated in the accompanying financial statements, the Company has incurred cumulative net operating losses of $3,017,072 since inception. Management's plans include the raising of capital through the equity markets to fund future operations and the generating of revenue through its business. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE  C -   DUE PRINCIPAL STOCKHOLDERS

            During the quarter ended June 30, 2005, the principal stockholders continued to advance funds for working capital. The amount advanced during the quarter approximated $300,000.

NOTE  D -   RECEIVABLE FROM OFFICER

            At June 30, 2005, the Company had advanced $48,761 to the President which was repaid in July 2005.

NOTE  H -   TRANSACTIONS WITH DOMINION WINES PTY, LTD AND DOMINION ESTATES PTY,
            LTD

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

                            ATLANTIC WINE AGENCIES,
                              INC. and SUBSIDIARIES
                    (Formerly New England Acquisitions, Inc.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  June 30, 2005

NOTE  H -   TRANSACTIONS WITH DOMINION WINES PTY, LTD AND DOMINION ESTATES PTY,
            LTD (CONTINUED)

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

            At the date of this report, the transaction has been agreed to by the shareholders and management of each company and is awaiting the securitization of property as collateral for the note agreement to the Company's principal shareholder. Management believes that the transaction will be successfully unwound and accordingly, the assets, liabilities and results of operations for the year ended March 31, 2005 of Dominion have not been included in these consolidated financial statements.

NOTE G-     EMPLOYMENT CONTRACTS

            The company has executed 5 year employment contracts with key employees with annual salary commitments ranging from $184,000 in the first year with annual escalation increasing salary commitments to $247,000 in year five. In addition, the controlling stockholders gave 19,960,000 shares from their holdings to one employee and 1,500,000 shares to another. Accordingly, stock based compensation in the amount of $536,500 based upon a per share valuation of $0.025 per shares, was recorded in the financial statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

In July 2005, our wines won a total of 6 medals in the International Wine & Spirit Competition 2005. Of note, our Mount Rozier Shiraz 2003 and Rozier Bay Chardonnay 2004 were each awarded a "Gold - Best In Class". Additionally, four of our wines were awarded Bronze medals in the same competition.

RESULTS OF OPERATIONS

We are currently in the early stages of our first sales cycle and generated $94,302 for the three months ended June 20, 2005 compared to $56,143 for the three months ended June 30, 2004, respectively. Total costs and expenses for the three months ended June 30, 2005 were $548,809 as compared to $1,281,508 for the three months ended June 30, 2004. Our net loss for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004, was $454,507 and $1,225,365, respectively. The primary reason for the decrease in losses was a result of the lack of $536,500 in stock based compensation for the reporting period in 2005.

We have financed our operations to date primarily through loans made to us by our shareholders and their affiliates.

Our wine distribution began in earnest after the end of the reporting period and we anticipate significant sales during the following quarters as a result of our increased presence in the marketplace.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended June 30, 2005, net cash used to fund operating activities totaled $(70,749) as compared to $60,658 for the corresponding three months ended June 30, 2004. Net cash utilized by investing activities for the three month period ended June 30, 2005 totaled $(11,250 compared to $0 for the three months ended June 30, 2004.

The cash available at June 30, 2005 was $47,939 as compared to $309,944 for the corresponding three months ended June 30, 2004.

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

Item 6. Exhibits and Reports on Form 8-K

a. Exhibit Index

Exhibit 31.1   Certification of President and Principal Financial Officer

Exhibit 32.1   Certification of President and Principal Financial Officer

b. Reports on Form 8-K

On April 6, 2005, the Company filed an 8-K with the Securities and Exchange Commission with respect to our placing a wholly-owned subsidiary, Dominion Estates Pty Ltd into voluntary liquidation in Australia.

On June 10, 2005, the Company filed an amended 8-K with the Securities and Exchange Commission updating the public as to the status of our discussions with certain parties regarding the unwind of our acquisitions of Dominion Wines Ltd and Dominion Estates Pty Ltd.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATLANTIC WINE AGENCIES INC.

/s/ Adam Mauerberger
--------------------
Name: Adam Mauerberger
Title: President, Chief Financial Officer and Chairman of the Board
Date:  August 22, 2005