Form 10QSB
period 2005-09-30
ATLANTIC WINE AGENCIES INC
filed 2005-11-21
CIK 1142790

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D. C. 20549
                                   FORM 10-QSB
                   QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2005
                        Commission file number 333-63432
                           Atlantic Wine Agencies Inc.
        (Exact name of small business issuer as specified in its charter)

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

The number of shares of the issuer's outstanding common stock, which is the only class of its common equity, on November 16, 2005 was 84,838,027.

ITEM 1 FINANCIAL STATEMENTS

Description                                                                                                     Page No.
FINANCIAL INFORMATION:

Financial Statements

Consolidated Balance Sheets at September 30, 2005
   (Unaudited)..............................................................................................    3

Consolidated Statement of Operations for the Six Months Ended September 30, 2005 and 2004,
   respectively (Unaudited).................................................................................    4

Consolidated Statements of Cash Flows for the Six Months Ended September 30, 2005 and 2004, respectively
(Unaudited) ................................................................................................    5

Notes to Consolidated Financial Statements (Unaudited)......................................................    6

ITEM 1. FINANCIAL STATEMENTS

                  ATLANTIC WINE AGENCIES, INC. and SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2005

CURRENT ASSETS
   Cash                                                             $   110,534
   Accounts receivable                                                   24,165
   Inventory                                                            149,230
   Receivable from officer                                                5,540
   Interest receivable                                                   79,139
                                                                    -----------
         Total Current Assets                                           368,608

OTHER ASSETS
   Property, plant and equipment, net                                 2,618,452
   Trademarks, net                                                       40,012
                                                                    -----------

                                                                    $ 3,027,072
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Overdraft                                                        $     1,044
   Accounts payable                                                     533,789
                                                                    -----------
         Total Current Liabilities                                      534,833

LONG-TERM DEBT
   Due to principal stockholders                                        940,000

STOCKHOLDERS' EQUITY
   Common stock authorized 150,000,000
     shares; $0.00001 par value; issued
     and outstanding  84,838,077 shares                                     849
   Additional contributed capital                                     6,037,241
   Accumulated other comprehensive income                              (776,338)
   Accumulated deficit                                               (3,709,513)
                                                                    -----------

         Total Stockholders' Equity                                   1,552,239
                                                                    -----------

                                                                    $ 3,027,072
                                                                    ===========

                 See accompanying notes to financial statements.

                  ATLANTIC WINE AGENCIES, INC. and SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 Three Months    Three Months       Six Months      Six  Months
                                                    Ended            Ended            Ended            Ended
                                                September 30,    September 30,    September 30,    September 30,
                                                     2005             2004             2005            2004
                                                ------------     ------------     ------------     ------------
NET SALES                                       $    237,058     $     78,730     $    331,360     $    134,973
COSTS AND EXPENSES-
   Cost of goods sold                                167,115          (27,659)         278,140          100,448
   Selling, general and administrative               495,785          231,786          914,780          380,644
   Stock based compensation                          536,500
   Depreciation and amortization                      16,599            2,335           35,388            7,878
                                                ------------     ------------     ------------     ------------
          Total Costs and Expenses                   679,499          206,462        1,228,308        1,025,470
                                                ------------     ------------     ------------     ------------

NET LOSS                                        $   (442,441)    $   (127,732)    $   (896,948)    $   (890,497)
                                                ============     ============     ============     ============

NET (LOSS) PER COMMON SHARE -
   (Basic and diluted)                          $      (0.01)    $      (0.01)    $      (0.01)    $      (0.01)
                                                ============     ============     ============     ============

WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING                                    84,838,077       85,830,887       84,838,077       85,830,887
                                                ============     ============     ============     ============

          See accompanying notes to consolidated financial statements.

                  ATLANTIC WINE AGENCIES, INC. and SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             For the Six Months Ended
                                                                   September 30,
                                                            ---------------------------
CASH FLOWS FROM OPERATING ACTIVITIES                            2005           2004
                                                            -----------     -----------
   Net loss for period                                      $  (896,948)    $  (890,497)
   Non-cash items included in net loss:
     Stock based compensation                                                   536,500
     Depreciation and amortization                               35,388           7,878
  Changes in operating assets and liabilities:
     Accounts receivable                                         12,890         (30,000)
     Inventory                                                1,394,227      (1,145,949)
     Receivable from officer                                     43,221
     Interest receivable                                        (79,139)
     Prepaid and other                                           43,960
     Overdraft                                                    1,044
     Accounts payable                                           432,408         659,423
     Accrued expenses                                          (113,752)          2,197
     Accrued payroll taxes                                      (65,181)        895,152
                                                            -----------     -----------

           Net Cash Provided by Operating
                 Activities                                     808,118          34,704

CASH FLOWS FROM INVESTING ACTIVITIES
         Net Disposals (Purchase) of Property, Plant and
           Equipment                                            104,161      (2,602,475)
                                                            -----------     -----------
         Net Cash Provided by Investing Activities              104,161      (2,602,475)
                                                            -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net capital contribution                                       6,441       2,723,880
   Due to Dominion                                             (344,381)
                                                            -----------     -----------

         Net Cash Provided by Financing Activities             (337,940)      2,723,880
                                                            -----------     -----------

EFFECT OF RATE CHANGE ON CASH                                  (561,292)
NET INCREASE IN CASH                                             13,047         156,109
CASH AND CASH EQUIVALENTS AT
    BEGINNING OF PERIOD                                          97,487
                                                            -----------     -----------
CASH AT END OF PERIOD                                       $   110,534     $   156,109
                                                            ===========     ===========

                 See accompanying notes to financial statements.

                  ATLANTIC WINE AGENCIES, INC. and SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005

NOTE A - BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the six months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending March 31, 2006. For further information, refer to the financial statements and footnotes thereto included in the Atlantic Wine Agencies' Inc. annual report on Form 10-KSB for the year ended March 31, 2005.

NOTE B -  GOING CONCERN

         As indicated in the accompanying financial statements, the Company has incurred cumulative net operating losses of $3,709,513 since inception and is considered a company in the development stage. Management's plans include the raising of capital through the equity markets to fund future operations and the generating of revenue through its business. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE C -  DUE TO PRINCIPAL STOCKHOLDERS

         At September 30, 2005, principal stockholders have advanced the Company $940,000 for working capital. Such loan bears interest at a rate of 5%, matures on September 30, 2006 and may be extended for another year at mutual agreement of the Company and the stockholders holding the Note.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Despite Atlantic Wine Agencies showing a loss for end of quarter September 30th 2005 the business has made excellent progress from development stage with several new regional wholesalers within Europe now marketing our South African brands. Significant developments which will be reflected in our next quarter include distribution agreements into the multiple off-trade including UNWINS (381 stores primarily located in the south of England) and Liquor City, a leading South African drink specialist. These results have been created from the momentum in July 2005 when our wines won a total of 6 medals in the International Wine & Spirit Competition 2005. Of note, our Mount Rozier Shiraz 2003 and Rozier Bay Chardonnay 2004 were each awarded a "Gold - Best In Class". Additionally, four of our wines were awarded Bronze medals in the same competition. Recently, a double gold was achieved in the prestigious South African Veritas competition including a further 4 medals. The board notes that after significant investment into Mount Rozier, our flagship Estate in South Africa, asset valuations after nearly 2 years development does not reflect true market value and are conservative. The business is now stronger since the recent Dominion unwind in Australia, having extinguished $2.6 million in the previous promissory note and capitalizing proceeds. As a result of our Dominion settlement, our public float was further reduced by 20 million shares. The business will continue to focus on new acquisitions within growing categories to build net asset value. Currently our key objective of raising profile for Mount Rozier is starting to deliver dividends with the following independent recent press quotes from leading trade publications:

o THE HERALD - Joe Fattorini "Every wine writer wants to find the next big thing, and this would be my bet for the next couple of years. The Mount Rozier craftsman-made wines especially are incredibly impressive"

o     DRINKS INTERNATIONAL - David Longfield "Mount Rozier makes rapid ascent"

o     HARPERS - "Rozier has a golden glow."

RESULTS OF OPERATIONS

We are currently in the early stages of our first sales cycle and generated $331,360 for the six months ended September 30, 2005 compared to $134,973 for the six months ended September 30, 2004, respectively. Total costs and expenses for the six months ended September 30, 2005 were $1,228,308 as compared to $1,025,470 for the six months ended September 30, 2004. Our net loss for the six months ended September 30, 2005 as compared to the six months ended September 30, 2004, was $896,948 and $890,497, respectively. The primary reason for the decrease in losses was a result of the lack of $536,500 in stock based compensation for the reporting period in 2005 and an increase in sales.

We have financed our operations to date primarily through loans made to us by our shareholders and their affiliates.

Our wine distribution began in earnest after the end of the reporting period and we anticipate significant sales during the following quarters as a result of our increased presence in the marketplace.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended September 30, 2005, net cash used to fund operating activities totaled $808,118 as compared to $34,704 for the corresponding three months ended September 30, 2004. Net cash utilized by investing activities for the six month period ended September 30, 2005 totaled $(104,161) compared to $2,602,475 for the six months ended September 30, 2004.

The cash available at September 30, 2005 was $110,534 as compared to $156,109 for the corresponding six months ended September 30, 2004.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company's discussion and analysis of its financial condition and results of operations are based upon the financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.

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

Item 6. Exhibits and Reports on Form 8-K

a. Exhibit Index

Exhibit  31.1 Certification of President and Principal Financial Officer

Exhibit  32.1 Certification of President and Principal Financial Officer

b. Reports on Form 8-K

On August 9, 2005, the Company filed a current report on Form 8-K/A with the Securities and Exchange Commission which amended an 8-K originally filed on May 4, 2004.

On August 26, 2005, the Company filed a current report on Form 8-K with the Securities and Exchange Commission disclosing that the Company entered into a settlement agreement effectively unwinding of our acquisitions of Dominion Wines Ltd and Dominion Estates Pty Ltd.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATLANTIC WINE AGENCIES INC.

/s/ Adam Mauerberger
--------------------------
Name: Adam Mauerberger
Title: President, Chief Financial Officer and Chairman of the Board
Date:  November 16, 2005