Form 10QSB
period 2005-12-31
ATLANTIC WINE AGENCIES INC
filed 2006-02-21
CIK 1142790

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D. C. 20549
                                   FORM 10-QSB
                   QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 2005
                        Commission file number 333-63432
                           Atlantic Wine Agencies Inc.
        (Exact name of small business issuer as specified in its charter)

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

The number of shares of the issuer's outstanding common stock, which is the only class of its common equity, on February 14, 2006 was 84,838,077.


ITEM 1 FINANCIAL STATEMENTS

Description                                                                                               Page
                                                                                                           No.
FINANCIAL INFORMATION:

Financial Statements

Consolidated Balance Sheets at December 31, 2005
   (Unaudited)                                                                                             3

Consolidated Statement of Operations for the Nine Months Ended December 31, 2005 and 2004,
   respectively (Unaudited)                                                                                4

Consolidated Statements of Cash Flows for the Nine Months Ended December 31, 2005 and 2004,
   respectively (Unaudited)                                                                                5

Notes to Consolidated Financial Statements (Unaudited)                                                     6

ITEM 1. FINANCIAL STATEMENTS


                  ATLANTIC WINE AGENCIES, INC. and SUBSIDIARIES

                      UNAUDITED CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2005

CURRENT ASSETS
   Cash                                                               $   25,822
   Accounts receivable                                                   607,678
   Inventory                                                             400,657
                                                                      ----------
         Total Current Assets                                          1,034,157

OTHER ASSETS
   Property, plant and equipment, net                                  2,576,201
   Trademarks, net                                                        40,012
                                                                    ===========

                                                                      $3,650,370

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                 $   211,452
   Due to factoring agent                                               267,221
                                                                    -----------
         Total Current Liabilities                                      478,673

LONG-TERM DEBT
   Due to principal stockholders                                        940,000

STOCKHOLDERS' EQUITY
   Common stock authorized 150,000,000
     shares; $0.00001 par value; issued
     and outstanding  84,838,077 shares                                     849
   Additional contributed capital                                     6,536,028
   Accumulated other comprehensive income                               109,168
   Accumulated deficit                                               (4,414,348)
                                                                    -----------

         Total Stockholders' Equity                                   2,231,697
                                                                    ===========
                                                                    $ 3,650,370

                 See accompanying notes to financial statements.

                  ATLANTIC WINE AGENCIES, INC. and SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                        Three Months      Three Months   Nine Months     Nine  Months
                                           Ended           Ended            Ended            Ended
                                         December 31,     December 31,    December 31,    December 31,
                                            2005             2004            2005             2004
                                         ------------    ------------    ------------    ------------
                                                          (Restated)                       (Restated)
NET SALES                                $    739,792    $     (6,980)   $  1,071,152    $    127,893
COSTS AND EXPENSES-
   Cost of goods sold                         781,866          18,571        1060,006         119,019
   Selling, general and administrative        603,924         404,561       1,513,569         785,196
   Stock based compensation                                                                   536,500
   Depreciation and amortization               58,581          22,312          93,969          30,191
   Other expenses                                 256           2,404           5,391           2,404
                                         ------------    ------------    ------------    ------------
          Total Costs and Expenses          1,444,627         447,848       2,672,935       1,473,310
                                         ------------    ------------    ------------    ------------

NET LOSS                                 $   (704,835)   $   (454,828)   $ (1,601,783)   $ (1,345,417)
                                         ============    ============    ============    ============

NET (LOSS) PER COMMON SHARE -
   (Basic and diluted)                   $      (0.01)   $      (0.01)   $      (0.02)   $      (0.02)
                                         ============    ============    ============    ============

WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING                             84,838,077      85,830,887      84,838,077      85,830,887
                                         ============    ============    ============    ============

          See accompanying notes to consolidated financial statements.

                  ATLANTIC WINE AGENCIES, INC. and SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                For the Nine Months Ended
                                                                        December 31,
CASH FLOWS FROM OPERATING ACTIVITIES                               2005          2004
                                                               -----------    -----------
                                                                               (Restated)

   Net loss for period                                         $(1,601,783)   $(1,345,417)
   Non-cash items included in net loss:
     Stock based compensation                                                     536,500
     Depreciation and amortization                                  93,969         30,191
  Changes in operating assets and liabilities:
     Accounts receivable                                          (570,623)    (2,213,439)
     Inventory                                                   1,142,800     (1,522,230)
     Receivable from officer                                        48,761
     Prepaid and other                                              43,960
     Accounts payable                                              110,071      1,608,689
     Factoring account                                             267,221
     Accrued expenses                                             (113,752)     1,799,082
     Accrued payroll taxes                                         (65,181)     1,469,899
                                                               -----------    -----------

           Net Cash Provided by (Used in) Operating
                 Activities                                       (644,557)       363,275

CASH FLOWS FROM INVESTING ACTIVITIES
         Net Disposals (Purchase) of Property, Plant and
           Equipment                                                87,831     (2,899,645)
                                                               -----------    -----------
         Net Cash Provided by (Used in) Investing Activities        87,831     (2,899,645)
                                                               -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net capital contribution                                        505,228      2,723,880
   Due to Dominion                                                (344,381)            --
                                                               -----------    -----------

         Net Cash Provided by Financing Activities                 160,847      2,723,880
                                                               -----------    -----------

EFFECT OF RATE CHANGE ON CASH                                      324,214
NET INCREASE (DECREASE) IN CASH                                    (71,665)       187,510
CASH AND CASH EQUIVALENTS AT
    BEGINNING OF PERIOD                                             97,487
                                                               -----------    -----------
CASH AT END OF PERIOD                                          $    25,822    $   187,510
                                                               ===========    ===========

                 See accompanying notes to financial statements.
                  ATLANTIC WINE AGENCIES, INC. and SUBSIDIARIES

              UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005

NOTE A - BASIS OF PRESENTATION

      The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the nine months ended December 31, 2005 are not necessarily indicative of the results that may be expected for the year ending March 31, 2006. For further information, refer to the financial statements and footnotes thereto included in the Atlantic Wine Agencies' Inc. annual report on Form 10-KSB for the year ended March 31, 2005.

NOTE B -  GOING CONCERN

      As indicated in the accompanying financial statements, the Company has incurred cumulative net operating losses of $4,414,348 since inception and is considered a company in the development stage. Management's plans include the raising of capital through the equity markets to fund future operations and the generating of revenue through its business. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE C - DUE TO PRINCIPAL STOCKHOLDERS

      At December 31, 2005, principal stockholders have advanced the Company $940,000 for working capital. Such loans are non-interest bearing and have no specific maturity date for repayment. The principal stockholders have additionally contributed to capital approximately $1,258,787 in previously advanced loans.

NOTE D - RECENT ACCOUNTING PRONOUNCEMENTS

      In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 151 (SFAS 151), "Inventory Costs." SFAS 151 amends the guidance in APB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 requires that those items be recognized as current period charges regardless of whether they meet the criteria of "so abnormal." In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for financial statements issued for fiscal years beginning after June 15, 2005. The adoption of SFAS 151 is not expected to have a material effect on the Company's financial position or results of operations.

                  ATLANTIC WINE AGENCIES, INC. and SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005


NOTE D - RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

      In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153 (SFAS 153), "Exchanges of Non-monetary Assets." SFAS 153 amends the guidance in APB No. 29, "Accounting for Non-monetary Assets." APB No.29 was based on the principle that exchanges of non-monetary assets should be measured on the fair value of the assets exchanged. SFAS 153 amends APB No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 151 is effective for financial statements issued for fiscal years beginning after June 15, 2005. The adoption of SFAS 153 is not expected to have a material effect on the Company's financial position or results of operations.

      In December 2004, the FASB revised Statement of Financial Accounting Standards No. 123 (SFAS 123(R)), "Accounting for Stock-Based Compensation." The SFAS 123(R) revision established standards for the accounting for transactions in which t 6 6 an entity exchanges its equity instruments for goods or services and focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. It does not change the accounting guidance for share-based payment transactions with parties other than employees. For public entities that do not file as small business issuers, the revisions to SFAS 123 are effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. For public entities that file as small business issuers, the revisions to SFAS 123(R) are effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. For non-public entities, the revisions to SFAS 123 are effective as of the beginning of the first annual reporting period that begins after December 15, 2005. Management has not yet determined the effects of adopting this statement on the Company's financial position or results of operations.

      In May 2005, the FASB issued SFAS no. 154, "Accounting Changes and Error Corrections ("SFAS No. 154") which replaces APB Opinion No. 20, "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements-An Amendment of ABP Opinion No. 28. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. Specially, this statement requires "retrospective application" of the direct effect foe a voluntary change in accounting principle to prior periods' financial statements, if it is practical to do so. SFAS No. 154 also strictly defines the term
      "restatement" to mean the correction of an error revising previously issued financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and are required to be adopted by the Company in the first quarter of fiscal year 2007. Although we will continue to evaluate the application of SFAS No. 154, management does not currently believe adoption will have a material impact on our results of operations, financial position or cash flows.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Atlantic Wine Agencies current quarter reflects major growth in revenue and increased trading both in South Africa and Europe this current year. However due to aggressive global trading conditions, oversupply of fruit from the New world and tough trading conditions within the South African sector AWA has had to compromise with lower margin in sales. UK trading was affected by the administration of UNWINS - the largest off trade retailer in the SE of England, formally 382 stores. Despite administration process sales were insured but resulted in loss of margin to UK business.

UK strategy will now focus on consolidating an exclusive agency agreement with Hayman Barwell Jones - an independent fine wine shipper based in Ipswich and London. HBJ will service current trade clients in the UK and will continue to develop new route to market through their extensive sales team allowing UK overheads to be reduced in the new financial year.

There has been major investment in SA's Mount Rozier estate. This will demonstrate positive net asset value growth at year end. Initial indications from Colliers international have already demonstrated this.

The 2006 vintage promises to be excellent in quality and has benefited directly from Jaco Mouton's (viticulturist) long term fruit purchasing agreements. This will prove beneficial to the business and should produce exceptional Domaine wines from the Estate.

RESULTS OF OPERATIONS

We are currently in the early stages of our first sales cycle and generated $1,071,152 for the nine months ended December 31, 2005 compared to $127,893 for the nine months ended December 31, 2004, respectively. Total costs and expenses for the nine months ended December 31, 2005 were $2,672,935 as compared to $1,473,310 for the nine months ended December 31, 2004. Our net loss for the nine months ended December 31, 2005 as compared to the nine months ended
December 31, 2004, was $1,601,783 and $1,345,417, respectively. The primary reason for the increase in losses was a result of increased sales and marketing, and other administrative costs in 2005.

We have financed our operations to date primarily through loans made to us by our shareholders and their affiliates.

Our wine distribution began in earnest during this reporting period and we anticipate significant sales during the following quarters as a result of our increased presence in the marketplace.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended December 31, 2005, net cash used to fund operating activities totaled $505,228 as compared to $2,723,880 for the corresponding nine months ended December 31, 2004. Net cash utilized by investing activities for the nine month period ended December 31, 2005 totaled $87,831 compared to $2,899,645 for the nine months ended December 31, 2004.

The cash available at December 31, 2005 was $25,822 as compared to $187,510 for the corresponding nine months ended December 31, 2004.

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

b. Reports on Form 8-K None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


ATLANTIC WINE AGENCIES INC.


/s/ Adam Mauerberger
----------------------------------------
Name: Adam Mauerberger
Title: President, Chief Financial Officer and Chairman of the Board
Date:  February 15, 2006