Form 10KSB
period 2006-03-31
ATLANTIC WINE AGENCIES INC
filed 2006-07-17
CIK 1142790

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended March 31, 2006        Commission File Number 333-63432


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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of July 14, 2006 was approximately $1,392,208 based on 34,805,203 shares of common stock outstanding on July 14, 2006.

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

Present

As a result of the Share Exchange, the Company now has two wholly owned subsidiaries, Mount Rozier Estates (Pty) Limited and Mount Rozier Properties
(Pty) Limited. Such companies own a world class vineyard in the Stellenbosch region of Western Cape, South Africa. The vineyard and surrounding properties consist of 80.9 hectares of arable land for viticultural as well as residential and commercial purposes. In the opinion of the management the site is a world class in terms of location, soil composition and future development potential.

Mount Rozier Estates (Pty) Limited and Mount Rozier Properties (Pty) Limited produces super premium quality wines on a boutique vineyard basis. We have become a notable producer of quality wines from South Africa by further: (i) developing and expanding our wine cellar tasting facilities and upgrading vineyards through better crop management; (ii) enhancing our strategic distribution channels with various international agents and direct route to market channels; and (iii) brand development efforts.

The launch of the wines under new patent branded labeling and marketing occurred in the fourth fiscal quarter of 2004 in South Africa and the United Kingdom.

Our wines were initially issued in three tiers: Mount Rozier a top quality super premium single vineyard brand; Rozier Bay a mid price range wine; Rozier Reef and a mainstream market product. Such wines have received several significant awards recently and we have built a significant regional route to market for sales which is on target with our early internal projections.

In September 2004, Mr. Adam Mauerberger became President of the Company and Chairman of the Board. Also in September the Company hired Mr. Andy Bayley to be the Senior Vice President of Sales and Marketing.

As an effort to reduce costs and centralize our operations due to securing an exclusive agency agreement with HBJ wines within the UK AWA INC. have relocated all operations to South Africa as the main profit centre. This move will result in substantial cost savings, however, we are considering all available financing options as well as the possibility of the sale of some or all of our assets. All such decisions will be made with the goal of maximizing shareholder value both in the near and long terms.

ITEM 2. DESCRIPTION OF PROPERTY

Mount Rosier Estate a World Class Vineyard located in previously known as Myrtle Grove No 1380, Stellenbosch. The property is sub divided in parcels of land of
50.9 hectares and 29.2 hectares making a total of 80.10 hectares.

The Estate also comprises of a winery, barrel holding area, a number of outer houses which plan to be converted into Guest Lodges on basis planning permission is granted. Two main residences one for the use of the Viticultural Manager, and the other to be converted into Wine tasting and picnic area.

The existing wine tasting area which is attached to the barrel storage area and winery has been converted to modern cellar door facility to be utilised for professional buyers and public. The Estate also has its own water dam and spring which supplies not only the farm on the estate but also other neighbors on a limited basis. Around 20 hectares of land are under vine currently with potential to increase to around 40 hectares of planting. The property is located next to Vergelegen Wine Estate placing it as one of the key premium sites within Cape Town.

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

None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) The Company's Common Stock is traded on the OTC-Bulletin Board under the symbol AWNA. The following sets forth the range of the closing bid prices for the Company's Common Stock for the period January 1, 2004 through July 14, 2006. Such prices represent inter-dealer quotations, do not represent actual transactions, and do not include retail mark-ups, mark-downs or commissions. Such prices were determined from information provided by a majority of the market makers for the Company's Common Stock.

                                                High Close    Low Close

            2004
            First Quarter                          1.25         1.00
            Second Quarter                         3.00         1.15
            Third Quarter                          2.10         1.77
            Fourth Quarter                         2.15         1.77

            2005
            First Quarter                          1.78         1.75
            Second Quarter                         1.78         1.00
            Third Quarter                          1.05         0.65
            Fourth Quarter                         0.65         0.45

            2006
            First Quarter                          0.45         0.10
            Second Quarter (through 7/13/06)       0.25         0.03

(b) The approximate number of holders of the Common Stock of the Company as of July 14, 2006 was 960.

(c) No cash dividends were declared by the Company during the fiscal year ended March 31, 2006. While the payment of dividends rests within the discretion of the Board of Directors, it is not anticipated that cash dividends will be paid in the foreseeable future, as the Company intends to retain earnings, if any, for use in the development of its business. The payment of dividends is contingent upon the Company's future earnings, if any, the Company's financial condition and its capital requirements, general business conditions and other factors.

(d) No shares were available for issuance under any equity compensation plan at March 31, 2006.

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

RESULTS OF OPERATIONS

Our revenues showed strong growth from previous 2005 fiscal year from $120,913 to $1,132,060 in 2006. Case sales increased by gaining market share from 1,263 nine-liter cases in 2004 to 43,282 nine-liter cases in 2005.

New agents gained over the year ended March 31, 2006 include HBJ wines UK, Ekford - Norway, Rubaiyat - Canada and Slowein - Slovakia.

Notable positive events during the year ended March 31, 2006 were various industry awards to Mount Rozier Estate and its branded portfolio. Results include 6 medals in the International Wine & Spirit Competition 2005. Of note, our Mount Rozier Shiraz 2003 and Rozier Bay Chardonnay 2004 were each awarded "Gold - Best in Class". Additionally, four of our wines were awarded Bronze medals in the same competition. Recently, a double gold was achieved in the prestigious South African Veritas competition including a further 4 medals. Further, 4 star awards were awarded by John Platter the leading industry wine guide from South Africa for Mount Rozier Cuvee Burr `03 and Mount Rozier Shiraz `03.

Raising profile on the branded portfolio included positive articles in The Herald, Drinks International, Harpers and Decanter respectively.

An additional notable event for the year was the unwind of our acquisition of Dominion Estates. On August 20, 2005, Atlantic Wine Agencies, Inc. and its subsidiary Mount Rozier Estates (collectively, "Company") entered into a settlement agreement and related documents with Dominion Estates Pty Ltd ("Estates"), Global Realty Development Corp and Sapphire Developments Limited ("Settlement Transaction"). On August 24, 2005, Dominion Wines Ltd executed such Settlement Agreement. Pursuant to the Settlement Transaction, the parties thereto and their respective stockholders agreed that it would be in the best interests of each to unwind the share exchange transaction that the parties had previously consummated in accordance with the certain Share Exchange Agreement effective as of September 4, 2004, by and among the parties thereto pursuant to which the Company had acquired all of the issued and outstanding shares of Estates and Wines in exchange for 20,000,000 shares of our common stock.

In exchange for the transfer of all ordinary shares of Estates held by the Company to A1 Financial Planners, an unrelated party to the Company, and a release of liabilities related to the Share Exchange Agreement dated September 14, 2004 ("Share Exchange Agreement"), the Settlement Transaction has resulted in:

(i) The return of the 18,749,147 shares of the Company's common stock originally issued to the shareholders of Estates thus decreasing the total number of outstanding shares by almost 20%.

(ii) The extinguishment of a Company debt owed to one of its shareholders, Sapphire Developments Limited, in the amount of $2,429,958 ("Sapphire Debt");

(iii) The extinguishment of a Company debt owed to Estates in the amount of $343,611 ("Estates Debt"); and

(iv) The release of the Company from all liabilities related to the Share Exchange Agreement.

The Company's board of directors believes that the unwind transaction places the Company in a significantly stronger position by extinguishing a total of $2,773,569 of Company debt which was held in the form of a convertible note.

Atlantic reviewed operations strategy by implementing overhead costs initiatives replacing the United Kingdom ("UK") with South Africa as main profit centre due to securing Hayman Barwell Jones ("HBJ") as an exclusive agent. HBJ wines are an independent fine wine shipper based in Ipswich and London. HBJ will service current trade clients in the UK and will continue to develop new route to market through their extensive sales team allowing UK overheads to be reduced in new financial year. The business had to compromise with lower margin on mainstream brands as the new world sector continues to be affected by aggressive global trading conditions particularly from the oversupply of fruit from Australia. The South African sector remains challenging for mainstream off trade brands due to the strong South African Rand regarding exports in the mainstream sector below (pound)5.00 price point. Focus will now remain on premium Estate range enhancing margin.

Margin loss was further affected by the administration of UNWINS - the largest off trade retailer in the South-East of England, formally 382 stores. Despite the administration process, which is similar to the bankruptcy process in the United States, sales were insured but resulted in loss of margin to the business.

In order to take the business forward in a profitable manner the board is currently seeking various finance options including the possible disposal of some or all of our assets. With reduced overheads and a JIT system implemented to manage stock holding, our Board of Directors looks forward to building upon the excellent profile and gains Mount Rozier has achieved within the last year focusing on premium brands within the portfolio and gaining lost margin from mainstream brands.

In furtherance of our goal of building world class wine brands from South Africa, we intend to revisit some of our earlier business development strategies of strengthening our business outside core wine model into potentially the leisure & resource industry delivering value to all shareholders. We will endeavour to keep the public promptly updated as our options clarify themselves.

We have financed our operations to date through loans made to us by our shareholders and their affiliates.

Operating costs for the year ended March 31, 2006 aggregated $3,724,353 or (0.04) per share as compared to $1,391,784 or (0.02) per share for the year ended March 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

For the year ended March 31, 2006 net cash used to fund operating activities aggregated $1,308,317 net cash utilized by investing activities aggregated $367,655 and net cash provided by financing activities aggregated $1,068,147.

From inception through March 31, 2006, net cash used to fund operating activities aggregated approximately $3,600,000, net cash utilized by investing activities aggregated approximately $639,006 and net cash provided by financing activities aggregated approximately $4,200,000.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company's discussion and analysis of its financial condition and results of operations are based upon its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, income taxes and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

ITEM 7. FINANCIAL STATEMENTS


CONTENTS
--------------------------------------------------------------------------------

                                                                            Page

Report of Independent Registered Public Accounting Firm                      F-1

Consolidated Balance Sheets                                                  F-2

Consolidated Statements of Operations                                        F-3

Consolidated Statements of Cash Flows                                        F-4

Consolidated Statement of Stockholders' Equity                               F-5

Notes to Consolidated Financial Statements                                   F-7

                              MEYLER & COMPANY, LLC
                          CERTIFIED PUBLIC ACCOUNTANTS
                                  ONE ARIN PARK
                                 1715 HIGHWAY 35
                              MIDDLETOWN, NJ 07748


             Report of Independent Registered Public Accounting Firm


Board of Directors
Atlantic Wine Agencies, Inc.
London, United Kingdom

We have audited the accompanying consolidated balance sheets of Atlantic Wine Agencies, Inc. and Subsidiaries as of March 31, 2006 and 2005 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended March 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2006 and 2005 and the results of its operations and its cash flows each of the two years in the period ended March 31, 2006 and 2005, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the consolidated financial statements, the Company has incurred cumulative losses of $6,184,014 since inception, and there are existing uncertain conditions the Company faces relative to its ability to obtain capital and operate successfully. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


                                            Meyler & Company, LLC

Middletown, NJ
July 6, 2006

                          Atlantic Wine Agencies, Inc.
                                and Subsidiaries

                           Consolidated Balance Sheets

                                                                           March 31,
                                                                 ----------------------------
                                                                     2006            2005
                                                                 ------------    ------------
                                                                                  (Restated)
                                     Assets

Current Assets
   Cash                                                          $     78,145    $     97,487
   Accounts receivable                                                507,065          37,055
   Inventory                                                          324,492       1,543,457
   Prepaid expenses and other                                           9,142          43,960
   Receivable from officer                                                 --          48,761
                                                                 ------------    ------------
          Total Current Assets                                        918,844       1,770,720
                                                                 ------------    ------------

Property and equipment, net of accumulated depreciation
  of $151,204 and $41,249, respectively                             2,945,682       2,758,000

Other Assets
   Goodwill, net of accumulated amortization of $9,784 in 2005             --          38,748
   Trademark                                                            1,426           1,264
                                                                 ------------    ------------

                                                                 $  3,865,952    $  4,568,732
                                                                 ============    ============

                      Liabilities and Stockholders' Equity

Current Liabilities
   Due to factoring agent                                        $     99,595              --
   Loans from principal stockholders                                1,259,863    $  2,721,269
   Accounts payable                                                   299,004         101,381
   Accrued expenses                                                   220,967         113,752
   Due to Dominion Estates Pty Ltd                                         --         344,381
   Accrued payroll taxes                                               25,926          65,181
                                                                 ------------    ------------
                                                                    1,905,355       3,345,964

Stockholders' Equity
   Common stock authorized 150,000,000
     shares; $0.00001 par value; issued and
     outstanding  86,323,880 and 86,088,880
     shares at March 31, 2006 and 2005, respectively                      868             862
   Paid-in capital                                                  7,829,536       5,350,584
   Accumulated deficit                                             (6,184,014)     (3,913,632)
   Accumulated other comprehensive income                             314,207        (215,046)
                                                                 ------------    ------------
          Total Stockholders' Equity                                1,960,597       1,222,768
                                                                 ------------    ------------

                                                                 $  3,865,952    $  4,568,732
                                                                 ============    ============

                 See accompanying notes to financial statements.

                          Atlantic Wine Agencies, Inc.
                                and Subsidiaries

                      Consolidated Statements of Operations

                                                      For the Years Ended March 31,
                                                      ----------------------------
                                                          2006            2005
                                                      ------------    ------------
                                                                        (Restated)
Net Sales                                             $  1,132,060    $    120,913

Costs and Expenses
   Cost of sales                                         1,673,785         137,589
   Selling, general and administrative                   1,828,467       1,196,883
   Interest expense                                         63,378           4,808
   Stock based compensation                                 49,000       1,951,066
   Impairment of goodwill                                   38,748              --
   Depreciation and amortization                           119,973          52,504
                                                      ------------    ------------
          Total Costs and Expenses                       3,773,351      (3,342,850)
                                                      ------------    ------------

Net Operating loss                                       2,641,291      (3,221,937)

Other Income Expense
   Foreign exchange rate realization                        27,298           7,127
                                                      ------------    ------------

Loss Before Extraordinary Item                          (2,613,993)     (3,214,810)

Extraordinary Item
   Forgiveness of debt                                     343,611              --
                                                      ------------    ------------

Net Loss                                              $ (2,270,382)   $ (3,214,810)
                                                      ============    ============

Net Loss Per Common  Share (Basic and Diluted)        $      (0.03)   $      (0.04)
                                                      ============    ============

Weighted Average Common Shares Outstanding              86,102,948      93,169,945
                                                      ============    ============

                 See accompanying notes to financial statements.

                          Atlantic Wine Agencies, Inc.
                                and Subsidiaries

                      Consolidated Statements of Cash Flows

                                                           For the Years Ended March 31,
                                                           ----------------------------
                                                               2006            2005
                                                           ------------    ------------
                                                                            (Restated)
Cash Flows From Operating Activities
   Net loss                                                $ (2,270,382)   $ (3,214,810)
   Adjustments to reconcile net loss to
     cash flows used in operating activities:
       Impairment of goodwill                                    38,748              --
       Stock based compensation                                  49,000       1,951,066
       Depreciation and amortization                            119,973          52,504
       Debt forgiveness                                        (343,611)             --
       Increase in accounts receivable                         (470,010)        (21,204)
       Decrease (increase) in inventory                       1,218,965      (1,316,399)
       Receivable from officer                                   48,761         (48,761)
       Decrease (increase) in prepaid expenses and other         34,656         (43,960)
       (Decrease) increase in accrued payroll taxes             (39,255)         65,181
       Increase in accounts payable                             197,623          99,613
       Increase in accrued expenses                             107,215          99,075
                                                           ------------    ------------

          Net Cash Flows Used in Operating Activities        (1,308,317)     (2,377,695)
                                                           ------------    ------------

Cash Flows From Investing Activities
   Cash paid for property and equipment                        (307,655)       (330,850)
                                                           ------------    ------------
          Net Cash Flows Used in Operating Activities          (307,655)       (330,850)
                                                           ------------    ------------

Cash Flows From Financing Activities
   Loan from Factoring Agent                                     99,595              --
   Loan from principal stockholders                             968,552       2,566,287
   Loan from Dominion Estates Pty Ltd                                --         344,381
                                                           ------------    ------------
          Cash Flows Provided by Financing Activities         1,068,147       2,910,668
                                                           ------------    ------------

Effect of Exchange Rate Changes on Cash                         528,483        (217,722)
                                                           ------------    ------------

(Decrease) increase in cash                                     (19,342)        (15,599)

Cash, Beginning of Period                                        97,487         113,086
                                                           ------------    ------------

Cash, End of Period                                        $     78,145    $     97,487
                                                           ============    ============

Supplemental Cash Flow Information:
   Cash Paid for Interest                                  $     63,378    $      4,808
                                                           ============    ============

                 See accompanying notes to financial statements.

                          Atlantic Wine Agencies, Inc.
                                and Subsidiaries

                 Consolidated Statement of Stockholders' Equity
                                 March 31, 2006

                                              Common Stock                                             Accumulated
                                       ----------------------------      Paid in        Accumulated   Comprehensive
                                          Shares          Amount         Capital          Deficit         Income          Total
                                       ------------    ------------    ------------    ------------    ------------    ------------
New Heights 560 Holdings, LLC
  capital contribution December
  15, 2003 - Note A                          50,000    $     50,000              --              --              --    $     50,000
Additional capital contribution
  March 2004                                     --              --    $  2,673,880              --              --       2,673,880
                                       ------------    ------------    ------------    ------------    ------------    ------------
Total New Heights 560 Holdings,
  LLC prior to reverse merger                50,000          50,000       2,673,880              --              --       2,723,880
Merger with Atlantic Wine Agencies,
  Inc.:
Cancellation of New Heights 560
  Holdings, LLC outstanding shares          (50,000)        (50,000)         50,000              --              --              --
Equity of Atlantic Wine Agencies,
  Inc. at March 31, 2004                     63,027               1          69,355    $    (69,356)             --              --
Capitalization of Atlantic Wine
  Agencies, Inc. accumulated deficit             --              --         (69,356)         69,356              --              --
Issuance of 100,000,000 shares to
  acquire New Heights 560 Holdings,
  LLC                                   100,000,000           1,000          (1,000)             --              --              --
Issuance of common stock to
  consultants @ $0.035 per share          4,000,000              40         139,960        (140,000)             --              --
Transfer of 21,460,000 shares by
  controlling shareholder to employees
  See Note H to Financial Statements             --              --         536,500              --              --         536,500
Net loss for the one month ended
  March 31, 2004                                 --              --              --        (558,822)   $        967        (557,855)
                                       ------------    ------------    ------------    ------------    ------------    ------------
Balance, March 31, 2004                 104,063,027           1,041       3,399,339        (698,822)            967       2,702,525
Cancellation of shares                  (20,000,000)           (200)            200              --              --              --
Issuance of common stock for
  contract settlement at $0.50
  per share                                 500,000               5         249,995              --              --         250,000
Issuance of common stock in
  connection with employment
  contract at $0.50 per share               135,000               1          67,499              --              --          67,500
Adjustment to shares returned
  from Dominion transaction               1,250,853              13       1,563,553              --              --       1,563,566
Issuance of common stock in
  connection with vineyard contract         140,000               2          69,998              --              --          70,000
Net loss for the year ended
  March 31, 2005                                 --              --              --      (3,214,810)       (216,013)     (3,430,823)
                                       ------------    ------------    ------------    ------------    ------------    ------------
Balance, March 31, 2005                  86,088,880             862       5,350,584      (3,913,632)       (215,046)      1,222,768

                          Atlantic Wine Agencies, Inc.
                                and Subsidiaries

           Consolidated Statement of Stockholders' Equity (Continued)
                                 March 31, 2006

                                              Common Stock                                             Accumulated
                                       ----------------------------      Paid in        Accumulated   Comprehensive
                                          Shares          Amount         Capital          Deficit         Income          Total
                                       ------------    ------------    ------------    ------------    ------------    ------------
Issuance of common stock
  to employees as additional
  compensation                              185,000               1          27,749              --              --          27,750
Issuance of common stock to
  to Sales V.P. in accordance
  with contract                              50,000               5          21,245              --              --          21,250
Capitalization of shareholder
  loans                                          --              --       2,429,958              --              --       2,429,958
Change in comprehensive income                   --              --              --              --         529,253         529,253
Net loss for year ended
  March 31, 2006                                 --              --              --      (2,270,382)             --      (2,270,382)
                                       ------------    ------------    ------------    ------------    ------------    ------------

Balance, March 31, 2006                  86,323,880    $        868    $  7,829,536    $ (6,184,014)   $    314,207    $  1,960,597
                                       ============    ============    ============    ============    ============    ============

                 See accompanying notes to financial statements.

                          Atlantic Wine Agencies, Inc.
                                and Subsidiaries

                   Notes to Consolidated Financial Statements
                                 March 31, 2006


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

            Reverse Merger

            On May 4, 2005, the stockholders of New Heights acquired 100,000,000 shares of Atlantic Wine Agencies, Inc. common stock in an exchange of shares, thereby obtaining control of the Company. Consequently, 20,000,000 shares were cancelled in 2004. Subsequent to the acquisition, New Heights controlled 99% of the outstanding common stock of the Company. In this connection, New Heights became a wholly owned subsidiary of Atlantic Wine Agencies, Inc. and its officers and directors replaced New Heights' officers and directors. Prior to the acquisition, Atlantic Wine Agencies, Inc. was a non-operating public shell corporation. Pursuant to Securities and Exchange Commission rules, the merger or acquisition of a private operating Company into a non-operating public shell corporation with nominal net assets is considered a capital transaction. Accordingly, for accounting purposes, the acquisition has been treated as an acquisition of New Heights by the Company and a recapitalization of Atlantic Wine Agencies, Inc. Since the merger is a recapitalization of Atlantic Wine Agencies, Inc. and not a business combination, pro-forma information is not presented.

            Going Concern

            As indicated in the accompanying financial statements, the Company has incurred cumulative net operating losses of $6,184,014 since inception. Management's plans include the raising of capital through the equity markets to fund future operations and the generating of revenue through its business. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

            Foreign Currency Translation

            The Company considers the South Africa Rand to be its functional currency. Assets and liabilities were translated into US dollars at the period-end exchange rates. Statement of operations amounts were translated using the average rate during the period. Gains and losses resulting from translating foreign

                          Atlantic Wine Agencies, Inc.
                                and Subsidiaries

                   Notes to Consolidated Financial Statements
                                 March 31, 2006


NOTE A      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

            Foreign Currency Translation (Continued)

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

            Revenue Recognition

            Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is determinable and collectibility is probable.

            Consolidated Financial Statements

            The consolidated financial statements include the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

                          Atlantic Wine Agencies, Inc.
                                and Subsidiaries

                   Notes to Consolidated Financial Statements
                                 March 31, 2006


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

            Fair Values of Financial Instruments

            The Company uses financial instruments in the normal course of business. The carrying values of cash, accounts receivable, advance receivable, bank overdraft, accounts payable and accrued expenses approximate their fair value due to the short-term maturities of these assets and liabilities. The carrying values of loans from principal stockholders approximate their fair value based upon management's estimates using the best available information.

            Impairment of Long-Lived Assets

            The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeded the fair value of the assets.

            Recent Accounting Pronouncements

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

            In December 2004, the FASB revised Statement of Financial Accounting Standards No. 123 (SFAS 123(R)), "Accounting for Stock-Based Compensation." The SFAS 123(R) revision established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services and focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. It does not change the accounting guidance for share-based payment transactions with parties other than employees. For public entities that file

                          Atlantic Wine Agencies, Inc.
                                and Subsidiaries

                   Notes to Consolidated Financial Statements
                                 March 31, 2006


NOTE A      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

            Recent Accounting Pronouncements (Continued)

            as small business issuers, the revisions to SFAS 123(R) are effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The adoption of SFAS 123(R) is not expected to have a material effect on the Company's financial position or results of operations.

            In May 2005, the FASB issued SFAS no. 154, "Accounting Changes and Error Corrections ("SFAS No. 154") which replaces APB Opinion No. 20, "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements-An Amendment of ABP Opinion No. 28. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. Specially, this statement requires "retrospective application" of the direct effect for a voluntary change in accounting principle to prior periods' financial statements, if it is practical to do so. SFAS No. 154 also strictly defines the term "restatement" to mean the correction of an error revising previously issued financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and are required to be adopted by the Company in the first quarter of fiscal year 2006. Management does not anticipate that adoption will have a material impact on our results of operations, financial position or cash flows.

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

            The Company accounts for employee stock based compensation and stock issued for services using the fair value method. In accordance with Emerging Issues Task Force ("EITF") 96-18, the measurement date of shares issued for services is the date at which the counterparty's performance is complete.

            Income Taxes

            The Company has adopted Financial Accounting Statement SFAS No. 109, Accounting for Income Taxes. Under this method, the Company recognizes a deferred tax liability or asset for temporary differences between the tax basis of an asset or liability and the related amount reported on the financial

                          Atlantic Wine Agencies, Inc.
                                and Subsidiaries

                   Notes to Consolidated Financial Statements
                                 March 31, 2006


NOTE A      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

            Income Taxes (Continued)

            statements. The principal types of differences, which are measured at the current tax rates, are net operating loss carry forwards. At March 31, 2005, these differences resulted in a deferred tax asset of approximately $1,000,000. SFAS No. 109 requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Since realization is not assured, the Company has recorded a valuation allowance for the entire deferred tax asset, and the accompanying financial statements do not reflect any net asset for deferred taxes at March 31, 2006.

            The Company's net operating loss carry forwards amounted to $3,500,000 which are principally international losses which have no expiration date.

NOTE B      RECEIVABLE FROM OFFICER

            At March 31, 2005, the Company had advanced $48,761 to the president which was repaid in July 2005.

NOTE C      INVENTORY

            Inventory at March 31 is as follows:

                                          2006            2005
                                       -----------    -----------
                  Raw Materials        $    59,187    $   132,879
                  Work in process          110,440        764,759
                  Bottled wine             154,865        645,819
                                       -----------    -----------

                                       $   324,492    $ 1,543,457
                                       ===========    ===========

NOTE D      PROPERTY AND EQUIPMENT

            Property and equipment at March 31, 2005 is as follows:

                                          2006            2005       Useful Life
                                       -----------    -----------    -----------
            Land and buildings         $ 2,459,751    $ 2,303,542       45 years
            Vineyards                      234,968        208,220       40 years
            Furniture, fixtures
              and equipment                402,167        287,487  3 to 10 years
                                       -----------    -----------    -----------
                                         3,096,886      2,799,249
                Less: accumulated
                  depreciation             151,204         41,249
                                       -----------    -----------

                                       $ 2,945,682    $ 2,758,000
                                       ===========    ===========

NOTE E      DUE TO FACTORING AGENT

            In December 2005, the Company entered into an arrangement with a factoring agent to factor its London wine receivables. For each approved shipment, the Company would receive 80% of the invoice amount which would be repaid from the receipts of the accounts receivable. The loan is secured by the assets of the Company and bears interest at 8%. The balance due at March 31, 2006 is $99,595.

                          Atlantic Wine Agencies, Inc.
                                and Subsidiaries

                   Notes to Consolidated Financial Statements
                                 March 31, 2006


NOTE F      LOAN FROM PRINCIPAL STOCKHOLDER

            At March 31, 2006, the principal stockholders advanced the Company $3,689,821 for working capital of which $2,429,958 has been contributed to capital and $1,259,863 remains as a loan at March 31, 2006. The loan is non- interest bearing and has no stated maturity date.

NOTE G      STOCKHOLDERS' EQUITY

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

            In connection with the acquisition of Dominion Wines Pty, Ltd, see
            Note I to the financial statements. 500,000 shares of the Company's common stock were issued and will not be returned. Accordingly, stock based compensation has been recorded in the amount of $250,000.

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

            In connection with the unwind of Dominion Wines (See Note I to the Financial Statements.), only 18,749,147 shares were returned. Accordingly, 1,250,853 were valued at $1.25 per share, the market value at date of acquisition.

            On December 23, 2005, the Company issued 50,000 shares of its common stock to the Vice President of Sales under his employment contract. The stock was valued at $21,250 using the market price of $0.43 per share at date of grant. The amount was recorded as stock based compensation.

            The Company issued 185,000 shares of its common stock to employees in anticipation of the winding down of the London office due to the transfer to Mount Rozier of the main profit center of the business supporting HBJ Wines, the Company's exclusive agent within the United Kingdom. The stock was valued at $27,750 using the market price of $0.15 per share at March 31, 2006, the effective date of the closing. The amount was recorded as stock based compensation.

NOTE H      EMPLOYMENT CONTRACTS

            In March 2005, the Company entered into employment contracts with key employees for a one year term which can be automatically renewed on their anniversary dates. The total commitment to the Company under the agreements aggregates $217,000 plus expenses which have a ceiling of approximately $6,000 per month. In addition, the controlling stockholders gave 19,960,000 shares from their holdings to one employee and 1,500,000 shares to another. Accordingly, stock based compensation in the amount of $536,500 based upon a per share valuation of $0.025 per share, was recorded in the financial statements.

                          Atlantic Wine Agencies, Inc.
                                and Subsidiaries

                   Notes to Consolidated Financial Statements
                                 March 31, 2006


NOTE H      EMPLOYMENT CONTRACTS (CONTINUED)

            The employment contract with the V.P. of Sales was not renewed. The contract with the President and Chief Executive Officer was renewed at $125,000 per year.

NOTE I      TRANSACTIONS WITH DOMINION WINES PTY, LTD AND DOMINION ESTATES PTY,
            LTD

            On September 14, 2004, the Company entered into an agreement to acquire two Australian companies - Dominion Wines, Pty Ltd and Dominion Estates, Pty Ltd (hereafter referred to as "Dominion"). The terms of the agreement were as follows: (1) the issuance of 20,000,000 shares of the Company's common stock, (2) retire the National Australian Bank loan in the amount of $2,508,962 (Aus $3,136,202) and (3) assume the Commonwealth Bank of Australia loan in the amount of $3,265,109 (Aus $4,081,387).

            Subsequent to December 31, 2004, the Company determined that such acquisition was not in its best interest and agreed with Dominion to unwind the transaction. During this period, Dominion borrowed approximately $3,000,000 from General Electric Credit Australia to replace the Commonwealth Bank of Australia loan and lent $343,611 to a subsidiary of the Company. In connection with the unwind, it was agreed that the $343,611 would not have to be repaid and was considered forgiven.

            The agreement to unwind the acquisition requires (1) the return of the 20,000,000 shares of Company common stock of which 18,749,147 was returned, (2) the signing of a novation agreement to forgive the $343,611 note payable by the company's Subsidiary to Dominion, and
            (3) the issuance of a note to the Company's principal shareholder in the amount of $2,560,000 (Aus $3,200,000) for the retirement of the National Australian Bank loan. The principal stockholder received the note for $2,560,000 from Global Realty Development Corp.

NOTE J      CLOSING OF LONDON SALES OFFICE

            The Company has decided to close its London sales office and transfer all functions in London to South Africa. In connection with the closing, termination costs other than the normal expenditures aggregated $71,225 of which $27,750 has been recorded as stock based compensation.

NOTE K      RESTATEMENT

            The financial statements for the year ended March 31, 2005 have been restated to account for the 1,250,853 shares not returned relating to the acquisition of Dominion Wines. (See Note I to the Financial Statements.)

NOTE L      SUBSEQUENT EVENTS

            On June 6, 2006, the Company entered into an overdraft facility arrangement with a South African bank for R $1,000,000 or US $162,200. The loan is secured by the assets of the South African winery and bears a rate of interest at South African Prime of 8%.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

For the fiscal year ended March 31, 2006, our accountants were Meyler & Company, LLC, independent certified public accountants. At no time has there been any disagreement with either such accountants regarding any matter of accounting principals or practices, financial statement disclosure, or auditing scope or procedure.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

                             OFFICERS AND DIRECTORS

Messrs. Adam Mauerberger and Andrew Bayley are the directors of the Company. The Company's directors are elected at each Annual Meeting of Shareholders. The directors currently serving on the Company's Board and the executive officers are set forth in the table below:

      Name                  Age     Positions and Offices With The Company
      ----                  ---     --------------------------------------
      Adam Mauerberger      35      Chairman; Chief Executive Officer;
                                    President; Chief Financial Officer

      Andrew Bayley         36      Director; Senior Vice President of Sales
                                    and Manufacturing

No director holds any directorship in a company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 or subject to the requirements of Section 15(d) of such Act. No director holds any directorship in a company registered as an investment company under the Investment Company Act of 1940.

As the Board of Directors only has two directors and the Company two employees, no Audit or Strategy Committee has been established. The Company does not have a standing nominating committee or any committee performing a similar function. For the above reasons, the Company has not adopted a code of ethics.

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

                      COMPLIANCE WITH SECTION 16(a) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

Not applicable.

ITEM 10. EXECUTIVE COMPENSATION

The table below sets forth all annual and long-term compensation paid by the Company through the latest practicable date to the Chief Executive Officer of the Company and to all executive officers of the Company who received total annual salary and bonus in excess of $100,000 for services rendered in all capacities to the Company and its subsidiaries during the fiscal year ended March 31, 2006.

The following table sets forth information concerning all remuneration paid by the Company as of March 31, 2006 to the Company's Directors and Executive Officers. All of the following dollar denominations are adjusted from United Kingdom Pounds at a rate of 1.77 USD per Pound.

Summary Compensation Table

                                                           Long-Term
                                                       Compensation Awards
                                               ----------------------------------
                                                                        Securities
                                                                        Underlying
                                                                        Options (#)  All Other
Name and Principal Position           Year      Salary        Bonus       /SARS     Compensation
---------------------------           ----     --------     --------     --------     --------
Adam Mauerberger -
  CEO, President and CFO              2004       95,580*           0            0            0
                                      2005       95,580
Andy Bayley -
  Sr. V.P. of Sales and Marketing     2004       88,500**
                                      2005       88,500**

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

Directors' Compensation

During the fiscal year ended March 31, 2006 no fees were paid to our Directors.

Employment Contracts

See footnote to the compensation table immediately above for the material terms of our officers employment/consulting agreements with the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

The following table sets forth information regarding the beneficial ownership of the shares of the Common Stock (the only class of shares previously issued by the Company) at July 14, 2006, by (i) each person known by the Company to be the beneficial owner of more than five percent (5%) of the Company's outstanding shares of Common Stock, (ii) each director of the Company, (iii) the executive officers of the Company, and (iv) by all directors and executive officers of the Company as a group. Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person and can be contacted at the address of the Company.

Title of Class            Name of Beneficial Owner                   Shares of Common Stock          Percent of Class
Common                    Willowcreek International Ltd              20,000,000                      23.81%
                          Goodman's Bay Corporation Ctr
                          West Bay Street
                          Nassau, Bahamas

Common                    Adam Mauerberger(1)                        19,960,000                      23.76%

Common                    Crayson Properties Ltd                      8,442,191                       9.80%
                          Akara Bldg
                          24 De Castro Street
                          Wickams Cay, Road Town
                          Tortola, BVI

Common                    Andy Bayley                                   100,000                        .12%

Directors and Officers
as a group                                                           20,060,000                      23.88%

(1) Mr. Mauerberger is the sole shareholder of Fairhurst Properties S A. Akara Bldg 24 De Castro Street Wickams Cay, Road Town, Tortola BVI.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

Exhibit Number      Exhibit Description
--------------      -------------------
21.1                Subsidiaries of the Company
23.1                Consent of Independent Certified Public Accountant
31.1                Section 302 Certification
32.1                Section 906 Certification

(b) Reports on Form 8-K.

On August 25, 2005 we entered into a Settlement Agreement with various parties related to Dominion Estates Pty Ltd whereby more than 18,000,000 shares of our common stock was returned to us and then cancelled as well as debt of the Company aggregating more than $3,100,000 was extinguished.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company's fiscal year ended March 31, 2006, the estimated cost for professional services rendered for the audit of our financial statements and the review of the Form 10-KSB is approximately $15,000 to $20,000. We were billed approximately $15,000 for professional services rendered for the review of financial statements included in our periodic and other reports filed with the Securities and Exchange Commission for our year ended March 31, 2004.

Tax Fees

For the Company's fiscal year ended March 31, 2006, the estimated cost for professional services rendered for tax compliance, tax advice, and tax planning is approximately $3,500.

All Other Fees

The Company incurred fees equal to approximately $15,000 for the three quarterly reports on Form 10-QSB.


                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATLANTIC WINE AGENCIES INC.


/s/ Adam Mauerberger
-----------------------
Name:  Adam Mauerberger
Title: Chairman of the Board, Chief Executive Officer,
       President, Chief Financial Officer and Secretary
Date:  July 14, 2006


/s/ Andrew Bayley
-----------------------
Name:  Andrew Bayley
Title: Director, Senior Vice President of Sales and Marketing
Date:  July 14, 2006