Form 10QSB
period 2006-06-30
ATLANTIC WINE AGENCIES INC
filed 2006-08-21
CIK 1142790

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D. C. 20549

                                   FORM 10-QSB
                   QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006

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

Yes [X] No [_]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

The number of shares of the issuer's outstanding common stock, which is the only class of its common equity, on August 18, 2006 was 86,323,880.

ITEM 1 FINANCIAL STATEMENTS


Description                                                                                                 Page No.
FINANCIAL INFORMATION:
Financial Statements

Consolidated Balance Sheets at June 30, 2006
   (Unaudited)..............................................................................................    3

Consolidated Statement of Operations for the Three Months Ended June 30, 2006 and 2005,
   respectively (Unaudited).................................................................................    4

Consolidated Statements of Cash Flows for the Three Months Ended June 30, 2006 and 2005, respectively
(Unaudited) ................................................................................................    5

Notes to Consolidated Financial Statements (Unaudited)......................................................    6

ITEM 1. FINANCIAL STATEMENTS


                  ATLANTIC WINE AGENCIES, INC. and SUBSIDIARIES
                    (Formerly New England Acquisitions, Inc.)

                           CONSOLIDATED BALANCE SHEETS

                                                                 June 30,         March 31,
                                                                   2006             2006
                                                               -----------      -----------
                                                               (Unaudited)       (Audited)
CURRENT ASSETS
   Cash                                                        $    31,378      $    78,145
   Accounts receivable                                             301,048          507,065
   Inventory                                                       634,218          324,492
   Prepaid expenses and other                                        8,536            9,142
                                                               -----------      -----------
         Total Current Assets                                      975,180          918,844

OTHER ASSETS
Property, plant and equipment, net                               2,728,022        2,945,682
Trademark                                                            1,209            1,426
                                                               -----------      -----------
                                                               $ 3,704,411      $ 3,865,952
                                                               ===========      ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Due to factoring agent                                      $     1,712      $    99,595
   Loans from principal shareholders                             1,356,506        1,259,863
   Accounts payable                                                311,439          299,004
   Accrued expenses                                                 86,552          220,967
   Accrued payroll taxes                                               719           25,926
                                                               -----------      -----------
         Total Current Liabilities                               1,756,928        1,905,355

STOCKHOLDERS' EQUITY
   Common stock authorized 150,000,000
     shares; $0.00001 par value; issued
     and outstanding 86,323,880 shares                                 868              868
   Additional contributed capital                                7,829,536        7,829,536
   Accumulated deficit                                          (6,200,951)      (6,184,014)
   Accumulated other comprehensive income                          318,030          314,207
                                                               -----------      -----------
         Total Stockholders' Equity                              1,947,483        1,960,597
                                                               -----------      -----------

                                                               $ 3,704,411      $ 3,865,952
                                                               ===========      ===========

                 See accompanying notes to financial statements.

                  ATLANTIC WINE AGENCIES, INC. and SUBSIDIARIES
                    (Formerly New England Acquisitions, Inc.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          For the Three Months Ended
                                                                     June 30,
                                                         ------------------------------
                                                             2006              2005
                                                         ------------      ------------
                                                         (Unaudited)        (Unaudited)
NET SALES                                                $     55,959      $     94,302

COSTS AND EXPENSES
   Cost of goods sold                                          13,820           111,025
   Selling, general and administrative                         42,185           418,995
   Depreciation and amortization                               26,086            18,789
                                                         ------------      ------------
         Total Costs and Expenses                              82,091           548,809
                                                         ------------      ------------

OTHER INCOME
   Insurance claims                                             9,195
                                                         ------------      ------------

NET LOSS                                                      (16,937)         (454,507)

NET LOSS PER SHARE, basic and diluted                    $      (0.01)     $      (0.01)
                                                         ============      ============

Weighted average number of common shares outstanding       86,323,880        84,838,027
                                                         ============      ============

                 See accompanying notes to financial statements.

                  ATLANTIC WINE AGENCIES, INC. and SUBSIDIARIES
                    (Formerly New England Acquisitions, Inc.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                For the Three Months Ended
                                                                         June 30,
                                                                 ------------------------
                                                                    2006           2005
                                                                 ---------      ---------
                                                                 (Unaudited)    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss for period                                           $ (16,937)     $(454,507)
   Non-cash item included in net loss:
     Depreciation and amortization                                  26,086         18,789
  Changes in operating assets and liabilities:
     Accounts receivable                                           206,017       (154,437)
     Inventory                                                    (309,726)       122,700)
     Prepaid expense and other                                         606         30,626
     Accounts payable                                               12,435        111,222
     Accrued expenses                                             (134,415)        22,985
     Accrued payroll taxes                                         (25,207)       (65,181)
                                                                 ---------      ---------
           Net Cash Used In Operating Activities                  (241,141)      (367,803)
CASH FLOWS FROM FINANCING ACTIVITIES
   Loan from principal shareholders                                 96,643        297,054
   Due to factoring agent                                          (97,883)
                                                                 ---------      ---------
         Net Cash Used In Financing Activities                      (1,240)       297,054
                                                                 ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditure                                                            (11,250)
   Disposal of fixed assets                                        191,791
                                                                 ---------      ---------
         Net Cash Provided by (Used in) Investing Activities       191,791        (11,250)

EFFECT OF EXCHANGE RATE CHANGES ON CASH                              3,823         32,491
                                                                 ---------      ---------

NET DECREASE IN CASH                                               (46,767)       (49,508)

CASH AND CASH EQUIVALENTS AT
    BEGINNING OF PERIOD                                             78,145         97,487
                                                                 ---------      ---------

CASH AT END OF PERIOD                                            $  31,378      $  47,939
                                                                 =========      =========

                 See accompanying notes to financial statements.

                             ATLANTIC WINE AGENCIES,
                              INC. and SUBSIDIARIES
                    (Formerly New England Acquisitions, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (Unaudited)

NOTE A - BASIS OF PRESENTATION

      The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the three months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending March 31, 2007. For further information, refer to the financial statements and footnotes thereto included in the Atlantic Wine Agencies, Inc., formerly New England Acquisitions, Inc., annual report on Form 10-KSB for the year ended March 31, 2006.

NOTE B - GOING CONCERN

      As indicated in the accompanying financial statements, the Company has an Accumulated deficit of $6,200,951. Management's plans include the raising of capital through the equity markets to fund future operations and the generating of revenue through its business. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE C - DUE PRINCIPAL STOCKHOLDERS

      During the quarter ended June 30, 2006, the principal stockholders continued to advance funds for working capital. The amount advanced during the quarter approximated $96,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Financial results reflect securing HBJ as distributor within the UK with premium brands being focused on through the business which has resulted increasing margin back to the business. Atlantic Wine Agencies will continue to focus on securing agency agreements in Europe and South Africa providing direct route to market from Mount Rozier Estate implementing cost saving initiatives highlighted in annual report. Mount Rozier Estate has further secured exceptional results from two of the most respected International wine competitions continuing on last year's success and recent 2006 IWC results. Mount Rozier excelled in the Decanter World Wine Awards one of the world's most influential and respected wine competition. Now in its third year, the Decanter World Wine Awards is a global competition whose aim is to provide credible recommendations for today's wine consumer. The Awards reflect regional styles, celebrate diversity, promote value for money, and highlight quality.

Mount Rozier Cabernet Sauvignon Cuvee Burr 2004      GOLD
Mount Rozier Merlot Cuvee Julian 2004                SILVER
Mount Rozier Shiraz Cuvee Mauerberger 2004           SILVER

Atlantic Wine Agencies are pleased to report on success also in The International Wine and Spirit Competition founded in 1969 and is the premier competition of its kind in the world. In 2005 The Competition received approximately 5,000 entries from over 50 countries.

Mount Rozier Cabernet Sauvignon Cuvee Burr 2004       SILVER
Mount Rozier Shiraz Cuvee Mauerberger      2004       SILVER BEST IN CLASS

Atlantic Wine Agencies profile continues to be raised by Mount Rozier and management intends to build on recent successes.


RESULTS OF OPERATIONS

Our revenues from the previous 3-month period ending June 30, 2005 decreased from $94,302 to $55,959.

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

Operating costs for the three-months ended June 30, 2005 aggregated $548,809 or $0.01 per share as compared to $82,091 or $0.01per share for the year ended June 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

For the three-months ended June 30, 2006 net cash used to fund operating activities aggregated $241,141 net cash provided by investing activities aggregated $191,791 and net cash provided by financing activities aggregated $1,240.

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

ATLANTIC WINE AGENCIES INC.

------------------------
Name: Adam Mauerberger
Title: President, Chief Financial Officer and Chairman of the Board
Date:  August 21, 2006