Form 10QSB
period 2006-09-30
ATLANTIC WINE AGENCIES INC
filed 2006-11-20
CIK 1142790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-QSB
QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
(Issuer's telephone number)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

The number of shares of the issuer’s outstanding common stock, which is the only class of its common equity, on November 17, 2006 was 86,323,880.

ITEM 1 FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS

ATLANTIC WINE AGENCIES, INC. and SUBSIDIARIES
(Formerly New England Acquisitions, Inc.)

CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2006	2006
	(Unaudited)
CURRENT ASSETS
Cash	$13,942	$78,145
Accounts receivable, net	194,451	507,065
Inventory	599,115	324,492
Prepaid expenses and other	8,536	9,142
Total Current Assets	816,044	918,844

OTHER ASSETS
Property, plant and equipment, net	2,703,501	2,945,682
Trademark	1,426	1,426
	$3,520,971	$3,865,952

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Due to factoring agent	—	99,595
Loans from principal shareholders	1,257,663	1,259,863
Accounts payable	228,796	299,004
Accrued expenses	228,568	220,967
Accrued payroll taxes	719	25,926
Total Current Liabilities	1,715,746	1,905,355

STOCKHOLDERS’ EQUITY
Common stock authorized 150,000,000 Shares; $0.00001 par value; issued and outstanding 86,323,880 shares	868	868
Additional contributed capital	7,829,536	7,829,536
Accumulated deficit	(6,346,709)	(6,184,014)
Accumulated other comprehensive income	321,530314,207
Total Stockholders’ Equity	1,805,225	1,960,597
	$3,520,971	$3,865,952

See accompanying notes to financial statements.

ATLANTIC WINE AGENCIES, INC. and SUBSIDIARIES
(Formerly New England Acquisitions, Inc.)

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Six Months Ended September 30
	2006	2005	2006	2005

NET SALES	$44,640	$237,058	$100,599	$331,360

COST AND EXPENSES
Cost of goods sold	37,685	167,115	51,505	278,140
Selling, general and administrative	124,627	495,785	169,812	914,780
Depreciation and amortization	24,779	16,599	50,865	35,388
Total Costs and Expenses	187,091	679,499	272,182	1,228,308

OTHER INCOME (EXPENSE)
Insurance claims	310		9,505
Interest expense	(617)		(617)
Total Other Income (Expense)	(307)		8,888

NET LOSS	$(142,758)	$(442,441)	$(162,695)	$(896,948)

NET LOSS PER SHARE
(basic and fully diluted)	$(0.01)	$(0.01)	$(0.01)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING	86,323,880	84,838,077	86,323,880	84,838,077

See accompanying notes to financial statements.

ATLANTIC WINE AGENCIES, INC. and SUBSIDIARIES
(Formerly New England Acquisitions, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30,
	2006	2005
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for period	$(162,695)	$(896,948)
Non-cash item included in net loss:
Depreciation and amortization	50,865	35,388
Provision for doubtful accounts	75,600
Changes in operating assets and liabilities:
Accounts receivable	237,014	12,890
Inventory	(274,623)	1,394,227
Receivable from officer		43,221
Interest Receivable		(79,139)
Prepaid expense and other	606	43,690
Overdraft		1,044
Accounts payable	(70,208)	432,408
Accrued expenses	7,601	(113,752)
Accrued payroll taxes	(25,207)	(65,181)
Net Cash Used In Operating Activities	(161,047)	807,848

CASH FLOWS FROM FINANCING ACTIVITIES
Net capital contribution		6,441
Loans from shareholders	(2,200)
Due to factoring agent	(99,595)
Due to Dominion	—	(344,381)
Net Cash Used In Financing Activities	(101,795)	(337,940)

CASH FLOWS FROM INVESTING ACTIVITIES
Disposal of fixed assets	191,316	104,431
Net Cash Provided by (Used in) Investing Activities	191,316	104,431

EFFECT OF EXCHANGE RATE CHANGES ON CASH	7,323	(561,292)

NET INCREASE/ DECREASE IN CASH	(64,203)	13,047
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	78,145	97,487
CASH AT END OF PERIOD	$13,942	$110,534

See accompanying notes to financial statements.

ATLANTIC WINE AGENCIES,
INC. and SUBSIDIARIES
(Formerly New England Acquisitions, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the three months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending March 31, 2007. For further information, refer to the financial statements and footnotes thereto included in the Atlantic Wine Agencies, Inc., formerly New England Acquisitions, Inc., annual report on Form 10-KSB for the year ended March 31, 2006.

NOTE B - GOING CONCERN

As indicated in the accompanying financial statements, the Company has an Accumulated deficit of $6,346,709. Management’s plans include the raising of capital through the equity markets to fund future operations and the generating of revenue through its business. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE C - DUE PRINCIPAL STOCKHOLDERS

During the quarter ended September 30, 2006, the principal stockholders did not advance funds for working capital.

NOTE D- ACCOUNTS RECEIVABLE

During the three months ended September 30, 2006, the Company has provided a $75,600 allowance for bad debts for accounts receivable determined to be uncollectible.

NOTE E - SUBSEQUENT EVENT

On October 13, 2006, Atlantic Wine Agencies, Inc. entered into an agreement with Auction Alliance, the South African auction firm, to sell its Myrtle Grove Property and Estates, subject to the minimum reserve being met. Assets including land, vineyards, winery equipment and stock will be included in the auction sale. Management has concluded that (i) after expending considerable resources and efforts in developing its business and building world class wine brands from South Africa, significantly more capital is necessary to further grow the business which the

ATLANTIC WINE AGENCIES,
INC. and SUBSIDIARIES
(Formerly New England Acquisitions, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

NOTE E - SUBSEQUENT EVENT (CONTINUED)

Company is unable to procure on commercially acceptable terms, The ZAR (South African Rand) has shown considerable volatility related to uncertainty regarding future political situation. The best time to maximize our South African property and operations is by selling through the public auction process locally in South Africa prior to the growing season in the southern hemisphere. We anticipate the auction to be held November 24, 2006 and the sale to close within 60 days of that date. When the sale has been completed, we will seek to sue the proceeds from such sales, after satisfying our current liabilities, to develop or acquire a business or businesses which will we believe will best serve the long term interests of our shareholders. Such businesses may or may not be related to the wine industry.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

On October 13, 2006, we entered into an agreement with Auction Alliance, a South African auction firm, to sell our Myrtle Grove Property and Estates, subject to the minimum reserve being met. Assets including land, vineyards, winery equipment and stock will be included in the auction sale. Our management has concluded that (i) after expending considerable resources and efforts in developing our business and building world class wine brands from South Africa, significantly more capital is necessary to further grow the business which are unable to procure on commercially acceptable terms, (ii) The ZAR (South African Rand) has shown considerable volatility related to uncertainty regarding future political situation and (iii) the best time to maximize our South African property and operations is by selling through the public auction process locally in South Africa prior to the growing season in the southern hemisphere. We anticipate the auction to be held on November 24, 2006 and the sale to close within 60 days of that date. When the sale has been completed, we will seek to use the proceeds from such sale, after satisfying our current liabilities, to develop or acquire a business or businesses which we believe will best serve the long term interests of our shareholders. Such businesses may or may not be related to the wine industry.

RESULTS OF OPERATIONS

Our revenues from the previous 3-month period ending September 30, 2006 decreased from $237,058 to $44,640.

Operating costs for the three-months ended September 30, 2006 aggregated $187,091 or $(0.01) per share as compared to $679,499 or $(0.01) per share for the year ended September 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

For the nine-months ended September 30, 2006 net cash used to fund operating activities aggregated $(161,047), net cash utilized by investing activities aggregated $191,316 and net cash provided by financing activities aggregated $(101,795).

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

Item 6. Exhibits and Reports on Form 8-K

a. Exhibit Index

Exhibit 99.1 Certification of President and Principal Financial Officer

Exhibit 99.2 Certification of President and Principal Financial Officer

b. Reports on Form 8-K

On October 13, 2006, we filed a current report on Form 8-K disclosing that we entered into an agreement with Auction Alliance to sell our Myrtle Grove Property and Estates.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATLANTIC WINE AGENCIES INC.

/s/ Adam Mauerberger

Name: Adam Mauerberger
Title: President, Chief Financial Officer and Chairman of the Board
Date: November 17, 2006