Form 10QSB
period 2006-12-31
ATLANTIC WINE AGENCIES INC
filed 2007-02-21
CIK 1142790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549
FORM 10-QSB
QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2006
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
(Issuer's telephone number)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

The number of shares of the issuer’s outstanding common stock, which is the only class of its common equity, on February 16, 2007, was 86,323,880.

ITEM 1 FINANCIAL STATEMENTS

Description	Page No.

FINANCIAL INFORMATION:

Financial Statements

Consolidated Balance Sheets at December 31, 2006 (Unaudited)	3

Consolidated Statement of Operations for the Three Months Ended December 31, 2006 and 2005, and the Nine Months Ended December 31, 2006 and 2005, respectively (Unaudited)	4

Consolidated Statements of Cash Flows for the Nine Months Ended December 31, 2006 and 2005, respectively (Unaudited)	5

Notes to Consolidated Financial Statements (Unaudited)	6

ITEM 1. FINANCIAL STATEMENTS

ATLANTIC WINE AGENCIES, INC. and SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS
December 31, 2006

CURRENT ASSETS
Cash	$13,942
Accounts receivable	194,451
Inventory	8,536
Prepaid expenses and other	599,115
Total Current Assets	816,044
OTHER ASSETS
Property, plant and equipment, net	2,678,722
Trademarks, net	1,426
$3,496,192
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Loans from principal shareholders	1,257,663
Accounts payable	297,285
Accrued expenses	321,837
Accrued payroll taxes	719
Total Current Liabilities	1,877,504
STOCKHOLDERS' EQUITY
Common stock authorized 150,000,000
shares; $0.00001 par value; issued
and outstanding 86,323,880 shares	868
Additional contributed capital	7,829,536
Accumulated other comprehensive income	321,530
Accumulated deficit	(6,533,246)
Total Stockholders' Equity	1,618,688
$3,496,192
See accompanying notes to financial statements.

ATLANTIC WINE AGENCIES, INC. and SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2006	2005	2006	2005

NET SALES	$20,577	$468,723	$121,176	$1,071,152
COSTS AND EXPENSES
Cost of goods sold	27,816	531,866	79,321	1,060,006
Selling, general and administrative	148,980	603,924	318,792	1,513,569
Depreciation and amortization	24,779	58,581	75,644	93,969
Total Costs and Expenses	201,575	1,194,371	473,757	2,667,544
OTHER EXPENSES
Insurance claims			(9,505)
Interest expense	5,539	256	6,156	5,391
Total Other Expenses	5,539	256	(3,349)	5,391
NET LOSS	$(186,537)	$(725,904)	$(349,232)	$(1,601,783)
NET LOSS PER SHARE, basic and diluted	(0.01)	(0.01)	(0.01)	(0.02)
Weighted average number of common shares outstanding	86,323,880	84,838,077	86,323,880	84,838,077

See accompanying notes to financial statements.

ATLANTIC WINE AGENCIES, INC. and SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	December 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for period	$(349,232)	$(1,601,783)
Non-cash item included in net loss:
Depreciation and amortization	75,644	93,969
Provision for doubtful accounts	75,600
Changes in operating assets and liabilities:
Accounts receivable	237,014	(570,623)
Inventory	(274,623)	1,142,800
Receivable from officer	48,761
Prepaid and other	606	43,960
Accounts payable	23,060	110,071
Accrued expenses	76,091	(113,752)
Accrued payroll taxes	(25,207)	(65,181)
Net Cash Used In Operating Activities	(161,047)	(911,778)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment		87,831
Net Cash Provided by (Used in) Investing Activities		87,831
CASH FLOWS FROM FINANCING ACTIVITIES
Disposal of fixed assets	191,316
Due from factoring agent	(99,595)	267,221
Loans from shareholders	(2,200)
Net capital contribution		505,228
Due from Dominion		(344,381)
Net Cash Provided by Financing Activities	89,521	428,068
EFFECT OF RATE CHANGE ON CASH	7,323	324,214
NET DECREASE IN CASH	(64,203)	(71,665)
CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD	78,145	97,487
CASH AT END OF PERIOD	$13,942	$25,822

See accompanying notes to financial statements.

ATLANTIC WINE AGENCIES,
INC. and SUBSIDIARIES

UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006
(Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the nine months ended December 31, 2006 are not necessarily indicative of the results that may be expected for the year ending March 31, 2007. For further information, refer to the financial statements and footnotes thereto included in the Atlantic Wine Agencies, Inc., formerly New England Acquisitions, Inc., annual report on Form 10-KSB for the year ended March 31, 2006.

NOTE B - GOING CONCERN

As indicated in the accompanying financial statements, the Company has an accumulated deficit of $6,533,246. Management’s plans include the raising of capital through the equity markets to fund future operations and the generating of revenue through its business. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE C - DUE PRINCIPAL STOCKHOLDERS

At December 31, 2006, the principal stockholders are owed $1,257,663 for working capital advances. The amounts are unsecured and non-interest bearing.

NOTE D - POTENTIAL SALE OF PROPERTY

Pursuant to the agreement entered into with Auction Alliance, a South African auction firm, the Company’s Myrtle Grove Property and Estates was auctioned subject to the minimum reserve being met. However, the reserve was not met. Therefore, the Company continues to negotiate with a number of potential purchasers and intends to close within the next 30 days.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

On October 13, 2006, we entered into an agreement with Auction Alliance, a South African auction firm, to sell our Myrtle Grove Property and Estates, subject to the minimum reserve being met. Assets including land, vineyards, winery equipment and stock will be included in the auction sale. Our management has concluded that (i) after expending considerable resources and efforts in developing our business and building world class wine brands from South Africa, significantly more capital is necessary to further grow the business which are unable to procure on commercially acceptable terms, (ii) The ZAR (South African Rand) has shown considerable volatility related to uncertainty regarding future political situation and (iii) the best time to maximize our South African property and operations is by selling through the public auction process locally in South Africa prior to the growing season in the southern hemisphere. While the auction was held, the reserve was not met. We therefore continue to negotiate with a number of potential purchasers and intend to close within the next 30 days. When the sale has been completed, we will seek to use the proceeds from such sale, after satisfying our current liabilities, to develop or acquire a business or businesses which we believe will best serve the long term interests of our shareholders. Such businesses may or may not be related to the wine industry.

RESULTS OF OPERATIONS

Our revenues from the previous 3-month period ending December 31, 2006 decreased from $ 468,723 to $20,577. Our revenues from the previous 9-month period ending December 31, 2006 decreased from $1,071,152 to $121,176.

Operating costs for the three-months ended December 31, 2006 aggregated $201,575 or $(0.01) per share as compared to $1,194,371 or $(0.01) per share for the year ended December 31, 2005. Operating costs for the nine-months ended December 31, 2006 aggregated $473,757 or $(0.01) per share as compared to $2,667,544 or $(0.02) per share for the year ended December 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

For the nine-months ended December 31, 2006 net cash used to fund operating activities aggregated $(161,047), net cash utilized by investing activities aggregated $0 and net cash provided by financing activities aggregated $89,521.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s discussion and analysis of its financial condition and results of operations are based upon the its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, income taxes and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

ATLANTIC WINE AGENCIES INC.

/s/ Adam Mauerberger
Name: Adam Mauerberger
Title: President, Chief Financial Officer and Chairman of the Board
Date: February 21, 2007