Form 10KSB
period 2007-03-31
ATLANTIC WINE AGENCIES INC
filed 2007-07-13
CIK 1142790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2007		Commission File Number 333-63432

ATLANTIC WINE AGENCIES INC.
(Name of small business issuer in its charter)

Florida		65-1102237
(State or other jurisdiction of		(I.R.S. Employer
incorporation or organization)		Identification No.)

Mount Rosier Estate (Pty) Ltd.
Farm 25 A-Sir Lowry’s Pass Village
Somerset West, 7129
South Africa
(Address of principal executive offices) (Zip Code)
Issuer's telephone number: 011.27.218.581130
Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

The aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $927,277.60 based on 46,363,880 shares of common stock outstanding on March 31, 2007.

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

On February 9, 2004, the Company’s directors resigned and Mr. Harry Chauhan was appointed as the Company's sole Director and its President.

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

As an effort to reduce costs and centralize our operations due to securing an exclusive agency agreement with HBJ wines within the UK AWA INC. relocated all operations to South Africa as the main profit centre. This move resulted in substantial cost savings. At that time, however, the Company began contemplating a sale of some or all of its assets.

On October 13, 2006, Atlantic Wine Agencies, Inc. entered into an agreement with Auction Alliance, the South African auction firm, to sell its Myrtle Grove Property and Estates. Assets including land, vineyards, winery equipment and stock will be included in the auction sale. Our management has concluded that (i) after expending considerable resources and efforts in developing its business and building world class wine brands from South Africa, significantly more capital is necessary to further grow the business which the Company is unable to procure on commercially acceptable terms, (ii) The ZAR (South African Rand) has shown considerable volatility related to uncertainty regarding future political situation and (iii) the best time to maximize our South African property and operations is by selling through the public auction process locally in South Africa prior to the growing season in the southern hemisphere. We anticipate the auction and sale process to take approximately 60 days. When the sale has been completed, we will seek to use the proceeds from such sale to develop or acquire a business or businesses which will we believe will best serve the long term interests of our shareholders. Such businesses may or may not be related to the wine industry.

The Company was unable to sell its business to any auction bidders because it could not agree on terms. Therefore, the Company continues its business as a world class wine maker.

ITEM 2. DESCRIPTION OF PROPERTY

Mount Rosier Estate a World Class Vineyard located in previously known as Myrtle Grove No 1380, Stellenbosch. The property is sub divided in parcels of land of 50.9 hectares and 29.2 hectares making a total of 80.10 hectares.

The Estate also comprises of a winery, barrel holding area, a number of outer houses which plan to be converted into Guest Lodges on basis planning permission is granted. Additionally, there are two main residences, one of which is used by Viticultural Manager. The other residence is to be converted into Wine tasting and picnic area.

The existing wine tasting area which is attached to the barrel storage area and winery has been converted to modern cellar door facility to be utilized for professional buyers and public. The Estate also has its own water dam and spring which supplies not only the farm on the estate but also other neighbors on a limited basis. Around 20 hectares of land are under vine currently with potential to increase to around 40 hectares of planting. The property is located next to Vergelegen Wine Estate placing it in one of the key premium sites within Cape Town.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)
The Company's Common Stock is traded on the OTC-Bulletin Board under the symbol AWNA. The following sets forth the range of the closing bid prices for the Company's Common Stock for the period January 1, 2005 through July 12, 2007. Such prices represent inter-dealer quotations, do not represent actual transactions, and do not include retail mark-ups, mark-downs or commissions. Such prices were determined from information provided by a majority of the market makers for the Company's Common Stock.

	High Close	Low Close

2005

First Quarter	1.78	1.75
Second Quarter	1.78	1.00
Third Quarter	1.05	0.65
Fourth Quarter	0.65	0.45

2006

First Quarter	0.45	0.10
Second Quarter	0.02	0.02
Third Quarter	0.02	0.02
Fourth Quarter	0.02	0.02

2007

First Quarter	0.02	0.02
Second Quarter (through 7/12/07)	0.02	0.02

(b)	The approximate number of holders of the Common Stock of the Company as of March 31, 2007 was 960.

(c)
No cash dividends were declared by the Company during the fiscal year ended March 31, 2007. While the payment of dividends rests within the discretion of the Board of Directors, it is not anticipated that cash dividends will be paid in the foreseeable future, as the Company intends to retain earnings, if any, for use in the development of its business. The payment of dividends is contingent upon the Company's future earnings, if any, the Company's financial condition and its capital requirements, general business conditions and other factors.

(d)	No shares were available for issuance under any equity compensation plan at March 31, 2007.

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

On October 13, 2006, Atlantic Wine Agencies, Inc. entered into an agreement with Auction Alliance, the South African auction firm, to sell its Myrtle Grove Property and Estates. Assets including land, vineyards, winery equipment and stock will be included in the auction sale. Our management has concluded that (i) after expending considerable resources and efforts in developing its business and building world class wine brands from South Africa, significantly more capital is necessary to further grow the business which the Company is unable to procure on commercially acceptable terms, (ii) The ZAR (South African Rand) has shown considerable volatility related to uncertainty regarding future political situation and (iii) the best time to maximize our South African property and operations is by selling through the public auction process locally in South Africa prior to the growing season in the southern hemisphere. We anticipate the auction and sale process to take approximately 60 days. When the sale has been completed, we will seek to use the proceeds from such sale to develop or acquire a business or businesses which will we believe will best serve the long term interests of our shareholders. Such businesses may or may not be related to the wine industry.

The Company was unable to sell its business to any auction bidders because it could not agree on terms. Therefore, the Company continues its business as a world class wine maker.

The Company continues to evaluate all opportunities to maximize shareholder value including the sale of some or all of our assets or the acquisition of other businesses.

RESULTS OF OPERATIONS

Operating costs for the year ended March 31, 2007 aggregated $1,762,324 or ($0.02) per share as compared to $3,709,937 or ($0.03) per share for the year ended March 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

For the year ended March 31, 2007 net cash used to fund operating activities aggregated ($795,205), net cash utilized by investing activities aggregated $5,380 and net cash provided by financing activities aggregated $194,692.

For the year ended March 31, 2006, net cash used to fund operating activities aggregated approximately ($1,357,078), net cash utilized by investing activities aggregated approximately ($307,655) and net cash provided by financing activities aggregated approximately $1,116,908.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation 48, “Accounting for Income Tax Uncertainties” (“FIN 48”). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. Recently issued literature also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company expects to adopt the provisions of FIN 48 beginning in the first quarter of 2007. The Company is currently in the process of determining the impact, if any, of adopting the provisions of FIN 48 on its financial position, results of operations and liquidity.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value under other accounting pronouncements that permit or require fair value measurements, changes the methods used to measure fair value and expands disclosures about fair value measurements. In particular, disclosures are required to provide information on the extent to which fair value is used to measure assets and liabilities; the inputs used to develop measurements; and the effect of certain of the measurements on earnings (or changes in net assets).

SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Early adoption, as of the beginning of an entity’s fiscal year, is also permitted, provided interim financial statements have not yet been issued. The Company is currently evaluating the potential impact, if any, that the adoption of SFAS No. 157 will have on its consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 provides guidance on how prior year misstatements should be considered when quantifying misstatements in the current year financial statements. SAB No. 108 requires registrants to quantify misstatements using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 does not change the guidance in SAB No. 99, “Materiality,” when evaluating the materiality of misstatements. SAB No. 108 is effective for fiscal years ending after November 15, 2006. Upon initial application, SAB No. 108 permits a one-time cumulative effect adjustment to beginning retained earnings. The Company adopted SAB No. 108 for the fiscal year ended March 31, 2007. Adoption of SAB No. 108 did not have a material impact on the consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 allows entities to measure at fair value many financial instruments and certain other assets and liabilities that are not otherwise required to be measured at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company has not determined what impact, if any, that adoption will have on our results of operations, cash flows or financial position.

ITEM 7. FINANCIAL STATEMENTS

ATLANTIC WINE AGENCIES, INC.
AND SUBSIDIARIES

AUDITED FINANCIAL STATEMENTS

MARCH 31, 2007

MEYLER & COMPANY, LLC
CERTIFIED PUBLIC ACCOUNTANTS
ONE ARIN PARK
1715 HIGHWAY 35
MIDDLETOWN, NJ 07748

Report of Independent Registered Public Accounting Firm

Board of Directors
Atlantic Wine Agencies, Inc.
Somerset West, South Africa

We have audited the accompanying consolidated balance sheets of Atlantic Wine Agencies, Inc. and Subsidiaries as of March 31, 2007 and 2006 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended March 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to, perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2007 and 2006 and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2007 and 2006, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the consolidated financial statements, the Company has incurred cumulative losses of $7,749,230 since inception, has negative working capital of $1,912,728, and there are existing uncertain conditions the Company faces relative to its ability to obtain capital and operate successfully. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Meyler & Company, LLC

Middletown, NJ
July 12, 2007

Atlantic Wine Agencies, Inc.
and Subsidiaries
Consolidated Balance Sheets
Assets
	March 31,
	2007	2006
Current Assets
Cash	$341	$78,145
Accounts receivable	37,656	507,065
Inventory	144,480	324,492
Prepaid expenses	13	9,142
Total Current Assets	182,490	918,844
Property and equipment, net of accumulated depreciation
of $218,864 and $151,204, respectively	2,437,488	2,945,682
Other Assets
Trademark	1,426	1,426
	$2,621,404	$3,865,952
Liabilities and Stockholders’ Equity
Current Liabilities
Bank overdraft	$158,967
Due to factoring agent		$99,595
Loans from principal stockholders	1,259,863	1,259,863
Accounts payable	208,669	299,004
Accrued expenses	332,618	220,967
Loan payable to principal officer	135,320
Accrued payroll taxes		25,926
	2,095,437	1,905,355
Stockholders’ Equity
Common stock authorized 150,000,000
shares; $0.00001 par value; issued and
outstanding 86,323,880 shares at
March 31, 2007 and 2006	868	868
Paid-in capital	7,829,536	7,829,536
Accumulated deficit	(7,749,230)	(6,184,014)
Accumulated other comprehensive income	444,793	314,207
Total Stockholders’ Equity	525,967	1,960,597
	$2,621,404	$3,865,952

See accompanying notes to financial statements.

Atlantic Wine Agencies, Inc.
and Subsidiaries
Consolidated Statements of Operations
	For the Years Ended March 31,
	2007	2006

Net Sales	$196,920	$1,132,060
Costs and Expenses
Cost of sales	1,064,084	1,673,785
Selling, general and administrative	599,833	1,828,467
Stock based compensation		49,000
Impairment of goodwill		38,748
Depreciation and amortization	98,407	119,973
Total Costs and Expenses	1,762,324	3,709,973

Net Operating loss	(1,565,404)	(2,577,913)

Other Income (Expense)
Gain on sale of assets	17,664
Foreign exchange rate realization		27,298
Interest expense	(17,476)	(63,378)
Total Other Income (Expense)	188	(36,080)
Loss Before Extraordinary Item	(1,565,216)	(2,613,993)

Extraordinary Item
Forgiveness of debt		343,611
Net Loss	$(1,565,216)	$(2,270,382)
Net Loss Per Common Share (Basic and Diluted)
Continuing operations	$(0.02)	$(0.03)
Extraordinary gain		0.004
Weighted Average Common Shares Outstanding	86,323,880	86,102,948

See accompanying notes to financial statements.

Atlantic Wine Agencies, Inc.
and Subsidiaries
Consolidated Statements of Cash Flows
	For the Years Ended March 31,
	2007	2006
Cash Flows From Operating Activities
Net loss	$(1,565,216)	$(2,270,382)
Adjustments to reconcile net loss to
cash flows used in operating activities:
Gain on sale of assets	17,664
Impairment of goodwill		38,748
Stock based compensation		49,000
Depreciation and amortization	98,407	119,973
Debt forgiveness		(343,611)
Decrease (increase) in accounts receivable	469,409	(470,010)
Decrease (increase) in inventory	180,012	1,218,965
Decrease (increase) in prepaid expenses	9,129	34,656
(Decrease) increase in accrued payroll taxes	(25,926)	(39,255)
(Decrease) increase in accounts payable	(90,335)	197,623
Increase in accrued expenses	111,651	107,215
Net Cash Flows Used in Operating Activities	(795,205)	(1,357,078)

Cash Flows From Investing Activities
Disposal of property and equipment	8,400
Cash paid for property and equipment	(3,020)	(307,655)
Net Cash Flows Used in Operating Activities	5,380	(307,655)

Cash Flows From Financing Activities
Borrowings under bank overdraft facility	158,967
Loan from Factoring Agent	(99,595)	99,595
Receivable from officer		48,761
Loans from principal stockholders		968,552
Loan payable to principal officer	135,320
Net Cash Flows Provided by Financing Activities	194,692	1,116,908

Effect of Exchange Rate Changes on Cash	517,329	528,483

Decrease in cash	(77,804)	(19,342)

Cash, Beginning of Period	78,145	97,487

Cash, End of Period	$341	$78,145

Supplemental Cash Flow Information:
Cash paid for interest	$17,476	$63,378
Capitalization of shareholder loan		$2,429,958

See accompanying notes to financial statements.

Atlantic Wine Agencies, Inc.
and Subsidiaries
Consolidated Statement of Stockholders’ Equity
March 31, 2007

					Accumulated
					Other
	Common Stock		Paid in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total

Balance, March 31, 2005	86,088,880	$862	$5,350,584	$(3,913,632)	$(215,046)	$1,222,768

Issuance of common stock
to employees as additional
compensation	185,000	1	27,749			27,750
Issuance of common stock to
to Sales Vice President in
accordance with contract	50,000	5	21,245			21,250
Capitalization of shareholder
loans			2,429,958			2,429,958
Net loss for year ended March 31,
2006				(2,270,382)		(2,270,382)
Translation adjustment					529,253	529,253
Balance, March 31, 2006	86,323,880	868	7,829,536	(6,184,014)	314,207	1,960,597
Net loss for the year ended March31,
2007				(1,565,216)		(1,565,216)
Translation adjustment					130,586	130,586
Balance, March 31, 2007	86,323,880	$868	$7,829,536	$(7,749,230)	$444,793	$525,967

See accompanying notes to financial statements.

Atlantic Wine Agencies, Inc.
and Subsidiaries

Notes to Consolidated Financial Statements
March 31, 2007

NOTE A SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Atlantic Wine Agencies, Inc., formerly New England Acquisitions, Inc., (the “Company”), was organized under the laws of the State of Florida. On May 4, 2005, the Company acquired New Heights 560 Holdings, LLC, (“New Heights”) a Cayman Island Limited Liability Company which owns two subsidiaries in South Africa and has a world class vineyard producing high quality wines to be marketed principally in Europe. New Heights had no operations prior to March 1, 2005.

Going Concern

As indicated in the accompanying financial statements, the Company has incurred cumulative net operating losses of $7,749,230 since inception and has negative working capital of $1,912,728. Management’s plans include the raising of capital through the equity markets to fund future operations and the generating of revenue through its business. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenues will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Foreign Currency Translation

The Company considers the South African Rand to be its functional currency. Assets and liabilities were translated into US dollars at period-end exchange rates. Statements of operations amounts were translated using the average rate during the period. Gains and losses resulting from translating foreign currency financial statements were accumulated in accumulated other comprehensive income (loss), a separate component of stockholders’ equity.

Cash Equivalents

For purposes of reporting cash flows, cash equivalents include investment instruments purchased with an original maturity of three months or less.

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

Notes to Consolidated Financial Statements
March 31, 2007

NOTE A SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property and Equipment and Depreciation

Property and equipment is stated at cost and is depreciated using the straight line method over the estimated useful lives of the respective assets. Routine maintenance, repairs and replacement costs are expensed as incurred and improvements that extend the useful life of the assets are capitalized. Costs incurred in developing vineyards, including related interest costs, are capitalized until the vineyards become commercially productive. When property and equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is recognized in operations. The Company computes depreciation using the straight line method. Leasehold improvements are amortized over the estimated useful lives.

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

Comprehensive Income (Loss)

SFAS No. 130 establishes standards for the reporting and disclosure of comprehensive income and its components. Comprehensive income is defined as the change in a business enterprise’s equity during a period arising from transactions, events or circumstances relating to non-owner sources, such as foreign currency translation adjustments and unrealized gains or losses on available-for-sale securities. It includes all changes in equity during a period except those resulting from investments by or distributions to owners. Comprehensive income is accumulated in accumulated other comprehensive income (loss), a separate component of stockholders’ equity.

Fair Values of Financial Instruments

The Company uses financial instruments in the normal course of business. The carrying values of cash, accounts receivable, prepaid expenses, accounts payable, accrued expenses and accrued payroll taxes approximate their fair value due to the short-term maturities of these assets and liabilities. The carrying values of loans from principal stockholders approximate their fair value based upon management’s estimates using the best available information.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets.

Atlantic Wine Agencies, Inc.
and Subsidiaries

Notes to Consolidated Financial Statements
March 31, 2007

NOTE A SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Goodwill and Other Intangible Assets

The Company follows SFAS No. 142 “Goodwill and Other Intangible Assets” in assessing Goodwill for impairment. The Company performs an impairment review, at least annually, for each reporting unit with assigned goodwill, using a fair value approach whenever events or changes in circumstances indicate that the goodwill asset may not be fully recoverable. Reporting units may be operating segments, or one level below an operating segment, referred to as a component. Under the fair value approach, whenever the carrying value of the reporting unit, including the goodwill asset, exceeds the fair value of the reporting unit (generally based on the reporting unit’s future estimated discounted cash flows), then the goodwill asset may be impaired and the Company is required to compare the implied fair value of the reporting units goodwill with the carrying amount of the reporting unit’s goodwill. If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of the reporting unit’s goodwill, an impairment loss must be recognized for the excess.

Net Loss Per Common Share

The Company computes per share amounts in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share”. SFAS No. 128 requires presentation of basic and diluted EPS. Basic EPS is computed by dividing the income (loss) available to Common Stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of Common Stock and Common Stock equivalents outstanding during the periods.

Stock-Based Compensation

The Company accounts for employee stock based compensation and stock issued for services using the fair value method. In accordance with Emerging Issues Task Force (“EITF”) 96-18, the measurement date of shares issued for services is the date at which the counterparty’s performance is complete.

Income Taxes

The Company follows Financial Accounting Statement SFAS No. 109 in Accounting for Income Taxes. Under this method, the Company recognizes a deferred tax liability or asset for temporary differences between the tax basis of an asset or liability and the related amount reported on the financial statements.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation 48, “Accounting for Income Tax Uncertainties” (“FIN 48”). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by

Atlantic Wine Agencies, Inc.
and Subsidiaries

Notes to Consolidated Financial Statements
March 31, 2007

NOTE A SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

the taxing authority. Recently issued literature also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company expects to adopt the provisions of FIN 48 beginning in the first quarter of 2007. The Company is currently in the process of determining the impact, if any, of adopting the provisions of FIN 48 on its financial position, results of operations and liquidity.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value under other accounting pronouncements that permit or require fair value measurements, changes the methods used to measure fair value and expands disclosures about fair value measurements. In particular, disclosures are required to provide information on the extent to which fair value is used to measure assets and liabilities; the inputs used to develop measurements; and the effect of certain of the measurements on earnings (or changes in net assets).

SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Early adoption, as of the beginning of an entity’s fiscal year, is also permitted, provided interim financial statements have not yet been issued. The Company is currently evaluating the potential impact, if any, that the adoption of SFAS No. 157 will have on its consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 provides guidance on how prior year misstatements should be considered when quantifying misstatements in the current year financial statements. SAB No. 108 requires registrants to quantify misstatements using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 does not change the guidance in SAB No. 99, “Materiality,” when evaluating the materiality of misstatements. SAB No. 108 is effective for fiscal years ending after November 15, 2006. Upon initial application, SAB No. 108 permits a one-time cumulative effect adjustment to beginning retained earnings. The Company adopted SAB No. 108 for the fiscal year ended March 31, 2007. Adoption of SAB No. 108 did not have a material impact on the consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 allows entities to measure at fair value many financial instruments and certain other assets and liabilities that are not otherwise required to be measured at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company has not determined what impact, if any, that adoption will have on our results of operations, cash flows or financial position.

Atlantic Wine Agencies, Inc.
and Subsidiaries

Notes to Consolidated Financial Statements
March 31, 2007

NOTE B  INVENTORY

Inventory at March 31, is as follows:

	2007	2006
Raw Materials		$159,187
Work in process		10,440
Bottled wine	$144,480	154,865
	$144,480	$324,492

NOTE C  PROPERTY AND EQUIPMENT

Property and equipment at March 31, is as follows:

	2007	2006	Useful Life
Land and buildings	$2,081,536	$2,459,751	45 years
Vineyards	198,839	234,968	40 years
Furniture, fixtures and equipment	375,977	402,167	3 to 10 years
	2,656,352	3,096,886
Less: accumulated depreciation	218,864	151,204
	$2,437,488	$2,945,682
NOTE D  IMPAIRMENT OF GOODWILL

The Company, during the fourth quarter of 2006, performed an impairment review of its Goodwill and determined that it was impaired since the fair value of the reporting unit generating the Goodwill was determined to be zero. Accordingly, the entire Goodwill balance of $38,748 was written off and recorded as Impairment of Goodwill in the Statement of Operations.

NOTE E DUE TO FACTORING AGENT

In December 2005, the Company entered into an arrangement with a factoring agent to factor its London wine receivables. For each approved shipment, the Company would receive 80% of the invoice amount which would be repaid from the receipts of accounts receivable. The loan is secured by the assets of the Company and bears interest at 8%. The balance payable at March 31, 2006 was $99,595. There were no transactions during the year ended March 31, 2007.

NOTE F LOAN FROM PRINCIPAL STOCKHOLDERS

At March 31, 2006, the principal stockholders advanced the Company $3,689,821 for working capital of which $2,429,958 has been contributed to capital and $1,259,863 remains as an outstanding loan at March 31, 2007 and 2006, respectively. The loan is non- interest bearing and has no stated maturity date.

NOTE G  OVERDRAFT FACILITY

On June 6, 2006, the Company entered into an overdraft facility arrangement with a South African bank for R $1,000,000 (US $162,200). The loan is secured by the assets of the South African winery and bears a rate of interest at South African Prime of 8%. At March 31, 2007, the outstanding balance was $158,967.

Atlantic Wine Agencies, Inc.
and Subsidiaries

Notes to Consolidated Financial Statements
March 31, 2007

NOTE H STOCKHOLDERS’ EQUITY

On December 23, 2005, the Company issued 50,000 shares of its common stock to the Vice President of Sales under his employment contract. The stock was valued at $21,250 using the market price of $0.43 per share at date of grant. The amount was recorded as stock based compensation.

In connection with the closing of the London sales office in March 2006, the Company issued 185,000 shares of its common stock to employees. The stock was valued at $27,750 using the market price of $0.15 per share at March 31, 2006, the effective date of the closing. The amount was recorded as stock based compensation.

NOTE I EMPLOYMENT CONTRACTS

The Company has an employment contract with the President of the Company for an annual salary of $125,000 which is renewable annually. It additionally allows for the reimbursement of reasonable travel expense

NOTE J  INCOME TAXES

The principal types of temporary differences, which are measured at the current tax rates, are net operating loss carry forwards. At March 31, 2005, these differences resulted in a deferred tax asset of approximately $1,000,000. SFAS No. 109 requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Since realization is not assured, the Company has recorded a valuation allowance for the entire deferred tax asset, and the accompanying financial statements do not reflect any net asset for deferred taxes at March 31, 2006.

The Company’s net operating loss carry forwards amounting to $7,000,000 are principally international losses, which have no expiration date.

NOTE K CLOSING OF LONDON SALES OFFICE

In March 2006, the Company decided to close its London sales office and transferred all functions to South Africa. In connection with the closing, termination costs other than normal expenditures, aggregated $71,225, of which $27,750 has been recorded as stock based compensation.

NOTE L LOAN PAYABLE TO PRINCIPAL OFFICER

The amounts payable to the Principal Officer represent unpaid salaries and unreimbursed travel expenses which were incurred during the year ended March 31, 2007. The balance at March 31, 2007 was $135,320.

NOTE M FORGIVENESS OF DEBT

The Company had a loan payable to a former Australian subsidiary which was acquired in September 2004. In 2005, it was determined that such acquisition was not in the best interest of the parties and the transaction was unwound. Accordingly, the debt to that subsidiary was forgiven in the settlement agreements.

Atlantic Wine Agencies, Inc.
and Subsidiaries

Notes to Consolidated Financial Statements
March 31, 2007

NOTE N SUBSEQUENT EVENTS

On April 17, 2007, the Company entered into an additional overdraft facility arrangement with ABSA, a South African Bank for R$7,000,000 (U.S. $1,000,000). The loan is secured by the assets of the South African Winery and bears interest at the South African prime rate of 12.5% per annum.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

For the fiscal year ended March 31, 2007, our accountants were Meyler & Company, LLC, independent certified public accountants. At no time has there been any disagreement with either such accountants regarding any matter of accounting principals or practices, financial statement disclosure, or auditing scope or procedure.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

OFFICERS AND DIRECTORS

Adam Mauerberger the sole director of the Company. The Company's directors are elected at each Annual Meeting of Shareholders. The directors currently serving on the Company's Board and the executive officers are set forth in the table below:

Name	Age	Positions and Offices With The Company

Adam Mauerberger	36	Chairman; Chief Executive Officer;
		President; Chief Financial Officer

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

The following is a biographical summary of the directors and officers of the Company:

Adam Mauerberger

On March 1, 2004 , the Company’s wholly-owned subsidiary, Atlantic Wine Agencies Limited, contracted with Mr. Adam Mauerberger as its CEO and acting sales and marketing manager director. On July 26, 2004, Mr. Mauerberger was elected to the Company’s board of directors and he assumed the title of President of the Company at that time. Upon Mr. Harry Chauhan’s resignation, Mr. Mauerberger assumed the title of Chief Financial Officer as well.

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

Andrew Bayley*

On October 26, 2004, the Company’s shareholder’s elected Mr. Bayley to the Company’s board of directors. Also, on that date, Mr. Bayley was appointed as the Company’s Senior Vice President of Sales and Marketing.

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

* Mr. Bayley resigned December 2006.

COMPLIANCE WITH SECTION 16(a) OF THE
SECURITIES EXCHANGE ACT OF 1934

Not applicable.

ITEM 10. EXECUTIVE COMPENSATION

The table below sets forth all annual and long-term compensation paid by the Company through the latest practicable date to the Chief Executive Officer of the Company and to all executive officers of the Company who received total annual salary and bonus in excess of $100,000 for services rendered in all capacities to the Company and its subsidiaries during the fiscal year ended March 31, 2007.

The following table sets forth information concerning all remuneration paid by the Company as of March 31, 2007 to the Company's Directors and Executive Officers.

Summary Compensation Table

Long-Term Compensation Awards

Securities
				Underlying	All Other
Name and Principal Position	Year	Salary	Bonus	Options (#) /SARS	Compensation

Adam Mauerberger - CEO, President and CFO	2004	95,580*	0	0	0
	2005	95,580*
	2006	125,000*

Andy Bayley - Sr. V.P. of Sales and Marketing	2004	88,500**
	2005	88,500**
2006

* Mr. Mauerberger’s contract is for a period of 5 years with an annual salary of $95,580 in year one (fiscal 2003) and escalating to $168,073 in year five (fiscal 2007). In addition to his annual salary, Mr. Mauerberger has the right to receive $2,200 in additional benefits and reimbursement of approved expenses up to a maximum of $14,720 per month. The employment agreement may be terminated for “cause”.

Directors' Compensation

During the fiscal year ended March 31, 2007 no fees were paid to our Directors.

Employment Contracts

See footnote to the compensation table immediately above for the material terms of our officers employment/consulting agreements with the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

The following table sets forth information regarding the beneficial ownership of the shares of the Common Stock (the only class of shares previously issued by the Company) at March 31, 2007, by (i) each person known by the Company to be the beneficial owner of more than five percent (5%) of the Company’s outstanding shares of Common Stock, (ii) each director of the Company, (iii) the executive officers of the Company, and (iv) by all directors and executive officers of the Company as a group. Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person and can be contacted at the address of the Company.

Title of Class	Name of Beneficial Owner	Shares of Common Stock	Percent of Class

Common	Willowcreek International Ltd Goodman’s Bay Corporation Ctr West Bay Street Nassau, Bahamas	20,000,000	23.81%
Common	Adam Mauerberger[1]	19,960,000	23.76%

Common	Crayson Properties Ltd Akara Bldg 24 De Castro Street Wickams Cay, Road Town Tortola, BVI	8,442,191	9.80%
Common	Andy Bayley	100,000.12%
Directors and Officers as a group		20,060,000	23.88%

1Mr. Mauerberger is the sole shareholder of Fairhurst Properties S A. Akara Bldg 24 De Castro Street
Wickams Cay, Road Town, Tortola BVI.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

 Exhibit Number Exhibit Description

16.1 8-K Announcing Agreement with Auction Alliance filed on November 2, 2006
21.1 Subsidiaries of the Company
23.1 Consent of Independent Certified Public Accountant
31.1 Section 302 Certification
32.1 Section 906 Certification

(b) Reports on Form 8-K.

On October 13, 2006, Atlantic Wine Agencies, Inc. entered into an agreement with Auction Alliance, the South African auction firm, to sell its Myrtle Grove Property and Estates. Assets including land, vineyards, winery equipment and stock will be included in the auction sale. Our management has concluded that (i) after expending considerable resources and efforts in developing its business and building world class wine brands from South Africa, significantly more capital is necessary to further grow the business which the Company is unable to procure on commercially acceptable terms, (ii) The ZAR (South African Rand) has shown considerable volatility related to uncertainty regarding future political situation and (iii) the best time to maximize our South African property and operations is by selling through the public auction process locally in South Africa prior to the growing season in the southern hemisphere. We anticipate the auction and sale process to take approximately 60 days. When the sale has been completed, we will seek to use the proceeds from such sale to develop or acquire a business or businesses which will we believe will best serve the long term interests of our shareholders. Such businesses may or may not be related to the wine industry.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company's fiscal year ended March 31, 2007, the estimated cost for professional services rendered for the audit of our financial statements and the review of the Form 10-KSB is approximately $35,000. We were billed approximately $35,000 for professional services rendered for the review of financial statements included in our periodic and other reports filed with the Securities and Exchange Commission for our year ended March 31, 2007.

Tax Fees

For the Company's fiscal year ended March 31, 2007, the estimated cost for professional services rendered for tax compliance, tax advice, and tax planning is approximately $3,500.

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
Date: July 12, 2007