Form 10QSB
period 2007-06-30
ATLANTIC WINE AGENCIES INC
filed 2007-08-14
CIK 1142790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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

The number of shares of outstanding common stock of Atlantic Wine Agencies, Inc. (the “Company”), which is the only class of its common equity, on August 14, 2007, was 86,323,880.

Item 1. Financial Statements

ATLANTIC WINE AGENCIES, INC. and SUBSIDIARIES
(Formerly New England Acquisitions, Inc.)

CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2007	2007
	(Unaudited)	(Audited)
CURRENT ASSETS
Cash		$341
Accounts receivable	$35,874	37,875
Inventory	140,719	144,480
Prepaid expenses and other		13
Total Current Assets	176,593	182,709

OTHER ASSETS
Property, plant and equipment, net	2,511,257	2,437,488
Trademark	1,242	1,207
Total Assets	$2,689,092	$2,621,404

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Bank overdraft	$433,458	$158,967
Loans from principal shareholders	1,259,863	1,259,863
Accounts payable	166,197	208,669
Accrued expenses	278,763	332,618
Loan payable to principal officer	135,320	135,320
Total Current Liabilities	2,273,601	2,095,437

STOCKHOLDERS’ EQUITY
Common stock authorized 150,000,000
shares; $0.00001 par value; issued
and outstanding 86,323,880 shares	868	868
Additional contributed capital	7,829,536	7,829,536
Accumulated deficit	(7,915,052)	(7,749,230)
Accumulated other comprehensive income	500,139	444,793
Total Stockholders’ Equity	415,491	525,967

	$2,689,092	$2,621,404

See accompanying notes to financial statements.

ATLANTIC WINE AGENCIES, INC. and SUBSIDIARIES
(Formerly New England Acquisitions, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	June 30,
	2007	2006
	(Unaudited)	(Unaudited)

NET SALES	$46,020	$55,959

COSTS AND EXPENSES
Cost of goods sold	20,330	13,820
Selling, general and administrative	157,328	42,185
Depreciation and amortization	32,172	26,086
Interest expense	4,972
Total Costs and Expenses	214,802	82,091

OTHER INCOME
Insurance claims		9,195
Other miscellaneous income	2,960
Total Other Income	2,960	9,195

NET LOSS	(165,822)	(16,937)

NET LOSS PER SHARE, basic and diluted	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	86,323,880	86,323,880

See accompanying notes to financial statements.

ATLANTIC WINE AGENCIES, INC. and SUBSIDIARIES
(Formerly New England Acquisitions, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	June 30,
	2007	2006
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for period	$(165,822)	$(16,937)
Non-cash item included in net loss:
Depreciation and amortization	32,172	26,086
Changes in operating assets and liabilities:
Accounts receivable	2,001	206,017
Inventory	3,761	(309,726)
Prepaid expense and other	13	606
Accounts payable	(42,472)	12,435
Accrued expenses	(53,855)	(134,415)
Accrued payroll taxes		(25,207)
Net Cash Used In Operating Activities	(224,202)	(241,141)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	274,491
Loan from principal shareholders		96,643
Due to factoring agent		(97,883)
Net Cash Used In Financing Activities	274,491	(1,240)
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditure	(36,190)
Disposal of fixed assets		191,791
Net Cash Provided by (Used in) Investing Activities	(36,190)	191,791

EFFECT OF EXCHANGE RATE CHANGES ON
CASH	(14,440)	3,823

NET DECREASE IN CASH	(341)	(46,767)

CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD	341	78,145

CASH AT END OF PERIOD	$	$31,378

See accompanying notes to financial statements.

ATLANTIC WINE AGENCIES,
INC. and SUBSIDIARIES
(Formerly New England Acquisitions, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the three months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending March 31, 2008. For further information, refer to the financial statements and footnotes thereto included in the Atlantic Wine Agencies, Inc., formerly New England Acquisitions, Inc., annual report on Form 10-KSB for the year ended March 31, 2007.

NOTE B - GOING CONCERN

As indicated in the accompanying financial statements, the Company has an Accumulated deficit of $7,915,052. Management’s plans include the raising of capital through the equity markets to fund future operations and the generating of revenue through its business. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE C - OVERDRAFT FACILITY

On April 17, 2007, the Company entered into an additional overdraft facility arrangement with ABSA, a South African Bank for R 7,000,000 (U.S. $1,000,000). The loan is secured by the assets of the South African Winery and bears interest at the South African prime rate 12.5% per annum. The balance at June 30, 2007 is $433,458.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

On October 13, 2006, we entered into an agreement with Auction Alliance, a South African auction firm, to sell our Myrtle Grove Property and Estates, subject to the minimum reserve being met. Assets including land, vineyards, winery equipment and stock were included in the auction sale. The initiation of the auction process resulted from the conclusions that (i) after expending considerable resources and efforts in developing our business and building world class wine brands from South Africa, significantly more capital is necessary to further grow the business which are unable to procure on commercially acceptable terms, (ii) The ZAR (South African Rand) has shown considerable volatility related to uncertainty regarding future political situation and (iii) the best time to maximize our South African property and operations is by selling through the public auction process locally in South Africa prior to the growing season in the southern hemisphere. We failed to agree to the terms to sell our assets in the auction process and thus continue operating our winery business. However, we will continue to seek alternative business operations and any transaction that would involve the sale of most or all of our assets. When the sale has been completed, we will seek to use the proceeds from such sale, after satisfying our current liabilities, to develop or acquire a business or businesses which we believe will best serve the long term interests of our shareholders. Such businesses may or may not be related to the wine industry.

RESULTS OF OPERATIONS

Operating costs for the three-months ended June 30, 2007 aggregated $214,802 or ($0.01) per share as compared to $82,091 or ($0.01) per share for the year ended June 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

For the three-months ended June 30, 2007 net cash used to fund operating activities aggregated ($224,202), net cash utilized by investing activities aggregated ($36,190) and net cash provided by financing activities aggregated $274,491.

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

Item 3. Controls and Procedures.

(a) Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) as of a date within 90 days prior to the filing date of this quarterly report and has concluded that our disclosure controls and procedures are adequate.

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

ATLANTIC WINE AGENCIES INC.

/s/ Adam Mauerberger

Name: Adam Mauerberger
Title: President, Chief Financial Officer and Chairman of the Board
Date: August 14, 2007