Form 10QSB
period 2007-12-31
ATLANTIC WINE AGENCIES INC
filed 2008-02-19
CIK 1142790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2007

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

The number of shares of outstanding common stock of Atlantic Wine Agencies, Inc. (the “Company”), which is the only class of its common equity, on February 15, 2008, was 86,323,880.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☒

Transitional Small Business Disclosure Format: Yes ☒    No ☐

Item 1. Financial Statements

ITEM 1. FINANCIAL STATEMENTS

ATLANTIC WINE AGENCIES, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	December 31,	March 31,
	2007	2007
	(unaudited)
CURRENT ASSETS
Cash		$341
Accounts receivable	$39,963	37,875
Inventory	193,957	144,480
Prepaid expenses and other	740	13
Total Current Assets	234,660	182,709

OTHER ASSETS
Property, plant and equipment, net	2,574,763	2,437,488
Trademarks, net	1,376	1,207
Total Assets	$2,810,799	$2,621,404

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Bank overdraft	$976,589	$158,967
Loans from principal shareholders	1,259,863	1,259,863
Accounts payable	121,119	208,669
Accrued expenses	279,183	332,618
Loan payable to principal officer	135,320	135,320
Total Current Liabilities	2,772,074	2,095,437

STOCKHOLDERS’ EQUITY
Common stock authorized 150,000,000
shares; $0.00001 par value; issued
and outstanding 86,323,880 shares	868	868
Additional contributed capital	7,829,536	7,829,536
Accumulated other comprehensive income	413,361	444,793
Accumulated deficit	(8,205,040)	(7,749,230)
Total Stockholders’ Equity	38,725	525,967

Total Liabilities and Sockholders' Equity	$2,810,799	$2,621,404

See accompanying notes to financial statements.

ATLANTIC WINE AGENCIES, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
	2007	2006	2007	2006

NET SALES	$54,842	$20,577	$169,255	$121,176

COSTS AND EXPENSES-
Cost of goods sold	27,329	27,816	72,089	79,321
Selling, general and administrative	175,158	148,980	430,739	318,792
Depreciation and amortization	10,656	24,779	75,000	75,644
Interest expense	39,273	5,539	55,414	6,156
Total Costs and Expenses	252,416	207,114	633,242	479,913

OTHER INCOME
Insurance claims				9,505
Other miscellaneous income	383		8,177
Total Other Income	383		8,177	9,505

NET LOSS	$(197,191)	$(186,537)	$(455,810)	$(349,232)

NET (LOSS) PER COMMON SHARE
(Basic and diluted)	$(0.01)	$(0.01)	$(0.01)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING	86,323,880	86,323,880	86,323,880	86,323,880

See accompanying notes to consolidated financial statements.

ATLANTIC WINE AGENCIES, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended
	December 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for period	$(455,810)	$(349,232)
Non-cash items included in net loss
Depreciation and amortization	75,000	75,644
Provision for Doubtful Accounts		75,600
Changes in operating assets and liabilities:
Accounts receivable	2,088	237,014
Inventory	(49,477)	(274,623)
Prepaid expense and other	(727)	606
Accounts payable	(87,550)	23,060
Accrued expenses	(53,435)	76,091
Accrued payroll taxes		(25,207)
Net Cash Used in Operating
Activities	(569,911)	(161,047)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	817,622
Loan from principal shareholders		(2,200)
Due to factoring agent		(99,595)
Net Cash Provided by (Used in) Investing Activities	817,622	(101,795)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(27,161)
Disposal of fixed assets		191,316

Net Cash Provided by (Used in) Financing Activities	(27,161)	191,316

EFFECT OF RATE CHANGE ON CASH	(220,891)	7,323
NET INCREASE (DECREASE) IN CASH	(341)	(64,203)
CASH AT
BEGINNING OF PERIOD	341	78,145
CASH AT END OF PERIOD	$0	$13,942

See accompanying notes to financial statements.

ATLANTIC WINE AGENCIES, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007
(Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included.  Results for the nine months ended December 31, 2007 are not necessarily indicative of the results that may be expected for the year ending March 31, 2008.  For further information, refer to the financial statements and footnotes thereto included in the Atlantic Wine Agencies’ Inc. annual report on Form 10-KSB for the year ended March 31, 2007.

NOTE B -  GOING CONCERN

As indicated in the accompanying financial statements, the Company has an  Accumulated deficit  of $8,205,040 and a negative working capital of $2,537,414 . Management’s plans include the raising of capital through the equity markets to fund future operations and the generating of revenue through its business. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations.  Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern.  However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE C – OVERDRAFT FACILITY

On April 17, 2007, the Company entered into an additional facility arrangement with ABSA, a South African Bank for R$7,000,000 (U.S. $1,000,000). The loan is secured by the assets of the South African Winery and bears interest at the South African prime rate 12.5% per annum. The balance at December 31, 2007 is $976,589.

NOTE D - SUBSEQUENT EVENT

On January 11, 2008, Atlantic Wine Agencies, Inc. (the “Company”) entered into an agreement with Sapphire  Developments Limited (“Sapphire”) and Fairhurst Properties S.A. (“Fairhurst”) to restructure certain debt held by Sapphire (the “Debt Restructuring Agreement”). The Debt Restructuring Agreement was executed to address a November 16, 2005 loan to the Company by Sapphire of One Million Two Hundred Fifty-Nine Thousand Eight Hundred Sixty-Three U.S. Dollars (US $1,259,863).  Sapphire agreed to terminate the Promissory Note and restructure its debt in exchange for the following consideration articulated in the Debt Restructuring Agreement:

•
The Company agreed to pay Three Million Two Hundred Thousand South African Rand (R $3,200,000) to Sapphire, an amount approximately equal to Four Hundred Sixty-Eight Thousand and Ninety Two U.S. Dollars (US $468,092), in two installments.  The first installment of One Million Two Hundred Thousand South African Rand (R$1,200,000) was paid by the Company on January 11, 2008.  The second installment of Two  Million South African Rand (R $2,000,000) was to be paid on or before January 31, 2008, but was extended pursuant to an agreement between the Company and Sapphire.

•	The Company issued 26,699,950 restricted shares of the Company’s common stock (the “Shares”) to Sapphire in exchange for relief from $533,999 of the debt underlying the Promissory Note.
•	The Company, Sapphire, and Fairhurst entered into a voting agreement concurrent with the Debt Restructuring Agreement (“Voting Agreement”).
•	The Company issued a promissory note to Fairhurst for approximately $400,000 without interest to mature on January 11, 2009.
•	Each of Sapphire and Fairhurst executed mutual releases.
•	Fairhurst will ensure that Adam Mauerberger remain as the Chief Executive Officer of the Company until such time that a material merger or share exchange occurs (“Atlantic Corporate Event”).
•
19,960,000 shares of the Company’s common stock owned by Fairhurst (“Fairhurst Shares”) shall be transferred to Sapphire upon the earlier of the six-month anniversary date of the Debt Restructuring Agreement or the completion of an Atlantic Corporate Event.

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

On January 11, 2008, Atlantic Wine Agencies, Inc. (the “Company”), entered into an agreement with Sapphire Developments Limited (“Sapphire”) and Fairhurst Properties S.A. (“Fairhurst”) to restructure certain debt held by Sapphire (the “Debt Restructuring Agreement”).  The Debt Restructuring Agreement was executed to address a November 16, 2005 loan to the Company by Sapphire of One Million Two Hundred Fifty-Nine Thousand Eight Hundred Sixty-Three U.S. Dollars (US$1,259,863) with Five Percent (5%) interest calculated on an annualized basis pursuant a promissory note (“Promissory Note”). As of January 11, 2008, the balance due was One Million Three Hundred Eighty Eight Thousand Nine Hundred and Ninety Nine U.S. Dollars (US$1,388,999). Sapphire agreed to terminate the Promissory Note and restructure its debt in exchange for the following consideration articulated in the Debt Restructuring Agreement:

·
The Company agreed to pay Three Million Two Hundred Thousand South African Rand (R$3,200,000) to Sapphire, an amount approximately equal to Four Hundred Sixty-Eight Thousand and Ninety Two U.S. Dollars (US$468,092), in two installments.  The first installment of One Million Two Hundred Thousand South African Rand (R$1,200,000) was paid by the Company on January 11, 2008.  The second installment of Two Million South African Rand (R$2,000,000) was to be paid on or before January 31, 2008 but was extended pursuant to an agreement between the Company and Sapphire.

·	The Company issued 26,699,950 restricted shares of the Company’s common stock (the “Shares”) to Sapphire in exchange for relief from $533,999 of the debt underlying the Promissory Note.
·	The Company, Sapphire and Fairhurst entered into a voting agreement concurrent with the Debt Restructuring Agreement (“Voting Agreement”).
·	The Company issued a promissory note to Fairhurst for approximately $400,000 without interest to mature on January 11, 2009.
·	Each of Sapphire and Fairhurst executed mutual releases.
·	Fairhurst will ensure that Adam Mauerberger remain as the Chief Executive Officer of the Company until such time that a material merger or share exchange occurs (“Atlantic Corporate Event”).
·
19,960,000 shares of the Company’s common stock owned by Fairhurst (“Fairhurst Shares”) shall be transferred to Sapphire upon the earlier of the six-month anniversary date of the Debt Restructuring Agreement or the completion of an Atlantic Corporate Event.

We will continue our efforts to develop or acquire a business or businesses which we believe will best serve the long term interests of our shareholders. Such businesses may or may not be related to the wine industry.

 RESULTS OF OPERATIONS

Our revenues from the previous 3-month period ending December 31, 2006 increased from $20,577 to $54,842.  Our revenues from the previous nine-month period ending December 31, 2006 increased from $121,176 to $169,255.

Operating costs for the three-months ended December 31, 2007 aggregated $252,416 or $(0.01) per share as compared to $207,114 or $(0.01) per share for the three-months December 31, 2006.  Operating costs for the nine-months ended December 31, 2007 aggregated $633,242 or $(0.01) per share as compared to $479,913 or $(0.01) per share for the nine-months December 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

For the nine-months ended December 31, 2007 net cash used to fund operating activities aggregated $(569,911), net cash utilized by investing activities aggregated $(27,161) and net cash provided by financing activities aggregated $817,622.  By way of comparison, for the nine-months ended December 31, 2006,  net cash used to fund operating activities aggregated $(161,047), net cash utilized by investing activities aggregated $191,316 and net cash provided by financing activities aggregated $(101,795).

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141(R)") and SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51" ("SFAS 160"). SFAS 141(R) will significantly change current practices regarding business combinations. Among the more significant changes, SFAS 141(R) expands the definition of a business and a business combination; requires the acquirer to recognize the assets acquired, liabilities assumed and noncontrolling interests (including goodwill), measured at fair value at the acquisition date; requires acquisition-related expenses and restructuring costs to be recognized separately from the business combination; requires assets acquired and liabilities assumed from contractul and non-contractual contingencies to be recognized at their acquisition-date fair values with subsequent changes recognized in earnings; and requires in-process research and development to be capitalized at fair value as an indefinite-lived intangible asset. SFAS 160 will change the accounting and reporting for minority interests, reporting them as equity separate from the parent entity's equity, as well as requiring expanded disclosures. SFAS 141(R) and SFAS 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact that SFAS 141(R) and SFAS 160 will have on its results of operations and financial position.

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
None

Item 3. Defaults Upon Senior Securities
None

Item 4. Submission of Matters to a Vote of Security Holders
None

Item 5. Other Information
None

Item 6. Exhibits

a.	Exhibit Index

Exhibit 31.1	Certification of Chief Executive Officer
Exhibit 31.2	Certification of Chief Financial Officer (1)
Exhibit 32.1	Certification of Chief Executive Officer
Exhibit 32.2	Certification of Chief Financial Officer (2)

(1)	Included in Exhibit 31.1
(2)	Included in Exhibit 32.1

b.	Reports of Form 8-K

On January 15, 2008, we filed a current report on Form 8-K disclosing that we entered into the Debt Restructuring Agreement with Sapphire and Fairhurst.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATLANTIC WINE AGENCIES INC.

Date: February 19, 2008	By:	/s/ Adam Mauerberger
Adam Mauerberger
President, Chief Financial Officer and Chairman of the Board