Form 10KSB
period 2008-03-31
ATLANTIC WINE AGENCIES INC
filed 2008-07-15
CIK 1142790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2008

□ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______to_______.

Commission file number 333-63432

Atlantic Wine Agencies, Inc.
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

Issuer’s telephone number 011.27.218.581130

Securities registered under Section 12(b) of the Exchange Act: None.

Title of each class Name of each exchange on which registered

None.

Securities registered under Section 12(g) of the Exchange Act:

None.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No □

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act: Yes □ No ☒

State the issuer’s revenues for its most recent fiscal year: $149,507.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) As of July 14,2008, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $834,277.

As of May 16, 2008, there were 4,520,953 shares of common stock.

Transitional Small Business Disclosure Format (Check one): Yes _____; No __X___

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

On October 13, 2006, Atlantic Wine Agencies, Inc. entered into an agreement with Auction Alliance, the South African auction firm, to sell its Myrtle Grove Property and Estates. Assets including land, vineyards, winery equipment and stock will be included in the auction sale. Our management has concluded that (i) after expending considerable resources and efforts in developing its business and building world class wine brands from South Africa, significantly more capital is necessary to further grow the business which the Company is unable to procure on commercially acceptable terms, (ii) The ZAR (South African Rand) has shown considerable volatility related to uncertainty regarding future political situation and (iii) the best time to maximize our South African property and operations is by selling through the public auction process locally in South Africa prior to the growing season in the southern hemisphere.  The Company was unable to sell its business to any auction bidders because it could not agree on terms.  Therefore, the Company continues its business as a world class wine maker but still intends to sell its assets as soon as practicable.

In anticipation of the sale of our assets, on January 11, 2008, we entered into an agreement with Sapphire Developments Limited (“Sapphire”) and Fairhurst Properties S.A. (“Fairhurst”) to restructure certain debt held by Sapphire (the “Debt Restructuring Agreement”).  The Debt Restructuring Agreement was executed to address a November 16, 2005 loan to the Company by Sapphire of One Million Two Hundred Fifty-Nine Thousand Eight Hundred Sixty-Three U.S. Dollars (US$1,259,863) with Five Percent (5%) interest calculated on an annualized basis pursuant a promissory note (“Promissory Note”). As of January 11, 2008, the balance due was One Million Three Hundred Eighty Eight Thousand Nine Hundred and Ninety Nine U.S. Dollars (US$1,388,999). Sapphire agreed to terminate the Promissory Note and restructure its debt in exchange for the following consideration articulated in the Debt Restructuring Agreement:

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

On April 8, 2008, we issued a press release announcing that we had executed a letter of intent ("Letter of Intent") with Independence Energy Corporation, a privately held company located in Alberta, Canada (“IEC”), that set forth an agreement in principal for Atlantic to acquire all of IEC’s issued and outstanding common shares (“Acquisition”).

The Acquisition was based upon securing an operating oil and gas production company with assets consisting of 31 sections of land under direct ownership and 80 sections held under farm-in agreements with six producing gas wells together with pipeline and infrastructure collection facilities.

In an effort to enhance shareholder value, Atlantic’s Board of Directors sought out a business in the energy sector which was positioned to profit from the continued growth and strength in the price of oil as well as the emerging reliance and appreciation in price of domestic natural gas. The Board has spent considerable time and energy identifying potential targets and reviewing assets throughout North America with the goal of providing substantial value and potentially significant long term growth for the current Atlantic shareholders. IEC appeared to be a suitable candidate as it has successfully explored and developed reserves as well as contributed to a reliable ongoing rate of growth.

Consideration for the Acquisition was to consist of a share exchange agreement.  The Letter of Intent and Acquisition is subject to the completion of due diligence, board and shareholder approvals, the satisfaction/release of any security interests held in IEC’s interests to be conveyed, and the execution of definitive agreements.

In April 2008, the Company sold a parcel of its South African Vineyard for $494,200 (R$4,000,000).  The Company as a result of the sale will recognize a loss of approximately $31,600 on the sale.   The closing took place in April 2008.

On May 19, 2008, the Company completed a 1-for-25 reverse capitalization without affecting the par value or authorized number of shares.

On July 8, 2008, we terminated the share exchange agreement that we had entered with Independence Energy Corporation f/k/a Endeavor Energy Corporation (“Endeavor”), a privately held company located in Alberta, Canada, on May 16, 2008.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is traded on the OTC-Bulletin Board under the symbol AWIN. The following sets forth the range of the closing bid prices for the Company's Common Stock for the period January 1, 2006 through July 14, 2008. Such prices represent inter-dealer quotations, do not represent actual transactions, and do not include retail mark-ups, mark-downs or commissions. Such prices were determined from information provided by a majority of the market makers for the Company's Common Stock.

	High Close(1)	Low Close(1)

2006
First Quarter	11.25	2.50
Second Quarter	0.5	0.5
Third Quarter	0.5	0.5
Fourth Quarter	0.5	0.5

2007
First Quarter	0.5	0.5
Second Quarter	0.5	0.5
Third Quarter	0.5	0.5
Fourth Quarter	0.5	0.5

2008
First Quarter	0.5	0.5
Second Quarter (through 7/14/08)	0.75	0.55
(1) Prices prior to May 16, 2008 have been adjusted to reflect our 25-for-1 reverse split

The approximate number of holders of the Common Stock of the Company as of March 31, 2008 was 960.

No cash dividends were declared by the Company during the fiscal year ended March 31, 2008. While the payment of dividends rests within the discretion of the Board of Directors, it is not anticipated that cash dividends will be paid in the foreseeable future, as the Company intends to retain earnings, if any, for use in the development of its business. The payment of dividends is contingent upon the Company's future earnings, if any, the Company's financial condition and its capital requirements, general business conditions and other factors.

No shares were available for issuance under any equity compensation plan at March 31, 2008.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

On January 11, 2008, we entered into an agreement with Sapphire Developments Limited (“Sapphire”) and Fairhurst Properties S.A. (“Fairhurst”) to restructure certain debt held by Sapphire (the “Debt Restructuring Agreement”).  The Debt Restructuring Agreement was executed to address a November 16, 2005 loan to the Company by Sapphire of One Million Two Hundred Fifty-Nine Thousand Eight Hundred Sixty-Three U.S. Dollars (US$1,259,863) with Five Percent (5%) interest calculated on an annualized basis pursuant a promissory note (“Promissory Note”). As of January 11, 2008, the balance due was One Million Three Hundred Eighty Eight Thousand Nine Hundred and Ninety Nine U.S. Dollars (US$1,388,999). Sapphire agreed to terminate the Promissory Note and restructure its debt in exchange for the following consideration articulated in the Debt Restructuring Agreement:

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

Due to uncertainty of our South African operations, including certain national political policies that effect our business and the a recent downgrade of our international credit rating, management has concluded that the continued pursuit of a business strategy solely focused on world-class wine production is not in the best interest of our shareholders.  In making this determination management also considered the current surplus of bulk wine persistent in our industry, currency fluctuations and the restriction of reserve bank currency regulations.

In an effort to cultivate an acquisition candidate, management substantially reduced its cost of sales during the fiscal year ending March 31, 2008 as compared to the fiscal year ending March 31, 2007.  The primary cause of this reduction was the winding down of AWA Ltd., which resulted in the elimination of direct sales and warehousing with the United Kingdom.  Other factors that contributed to our reduction in cost of sales include our outsourcing of wine production, our reduction in human resource demands and our adoption of a “just-in-time” inventory strategy.  To continue our marketing in the United Kingdom, the Company entered into an agency agreement with HBJ Wines & Spirits.  As a result, the Company continues its business as a world class wine producer but intends to sell its current assets to key shareholders as soon as practicable and to further reduce the Company’s debt to develop or acquire a business or businesses which we believe will best serve the long term interests of our shareholders. Such businesses may or may not be related to the wine industry.

RESULTS OF OPERATIONS

Operating costs for the year ended March 31, 2008 aggregated $744,245or ($0.01) per share as compared to $1,762,324 or ($0.02) per share for the year ended March 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

For the year ended March 31, 2008, net cash used to fund operating activities aggregated ($906,425), net cash utilized by investing activities aggregated $(38,185) and net cash provided by financing activities aggregated $784,974.

For the year ended March 31, 2007, net cash used to fund operating activities aggregated ($795,205), net cash utilized by investing activities aggregated $5,380 and net cash provided by financing activities aggregated $194,692.

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

Subsequent Events

On April 8, 2008, we issued a press release announcing that we had executed a letter of intent ("Letter of Intent") with Independence Energy Corporation, a privately held company located in Alberta, Canada (“IEC”), that set forth an agreement in principal for Atlantic to acquire all of IEC’s issued and outstanding common shares (“Acquisition”).

The Acquisition was based upon securing an operating oil and gas production company with assets consisting of 31 sections of land under direct ownership and 80 sections held under farm-in agreements with six producing gas wells together with pipeline and infrastructure collection facilities.

In an effort to enhance shareholder value, Atlantic’s Board of Directors sought out a business in the energy sector which was positioned to profit from the continued growth and strength in the price of oil as well as the emerging reliance and appreciation in price of domestic natural gas. The Board has spent considerable time and energy identifying potential targets and reviewing assets throughout North America with the goal of providing substantial value and potentially significant long term growth for the current Atlantic shareholders. IEC appeared to be a suitable candidate as it has successfully explored and developed reserves as well as contributed to a reliable ongoing rate of growth.

Consideration for the Acquisition was to consist of a share exchange agreement.  The Letter of Intent and Acquisition is subject to the completion of due diligence, board and shareholder approvals, the satisfaction/release of any security interests held in IEC’s interests to be conveyed, and the execution of definitive agreements.

In April 2008, the Company sold a parcel of its South African Vineyard for $494,200 (R$4,000,000).  The Company as a result of the sale will recognize a loss of approximately $31,600 on the sale.   The closing took place in April 2008.

On May 19, 2008, the Company completed a 1-for-25 reverse capitalization without affecting the par value or authorized number of shares.

On July 8, 2008, we terminated the share exchange agreement that we had entered with Independence Energy Corporation f/k/a Endeavor Energy Corporation (“Endeavor”), a privately held company located in Alberta, Canada, on May 16, 2008.

The Company continues to evaluate all opportunities to maximize shareholder value including the sale of some or all of our assets or the acquisition of other businesses.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation 48, “Accounting for Income Tax Uncertainties” (“FIN 48”). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. The recently issued literature also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company adopted the provisions of FIN 48 on January 1, 2007.  The adoption of FIN 48 did not have a material impact on the financial position or results of operations of the Company.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value under other accounting pronouncements that permit or require fair value measurements, changes the methods used to measure fair value and expands disclosures about fair value measurements. In particular, disclosures are required to provide information on the extent to which fair value is used to measure assets and liabilities; the inputs used to develop measurements; and the effect of certain of the measurements on earnings (or changes in net assets). SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Early adoption, as of the beginning of an entity’s fiscal year, is also permitted, provided interim financial statements have not yet been issued. The Company expects to adopt the provisions of SFAS No. 157 and is currently evaluating the potential impact, if any, that the adoption of SFAS No. 157 will have on its consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141R, Business Combinations.  This standard establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired.  This statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination.  SFAS No.141R is effective for us for acquisitions made after November 30, 2009.  The Company is currently evaluating the potential impact, if any, that the adoption of SFAS No. 141R will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements.  This standard outlines the accounting and reporting for ownership interest in a subsidiary held by parties other than the parent.  SFAS No. 160 is effective for the first quarter of 2010.  The Company is currently evaluating the potential impact, if any, that the adoption of SFAS No. 160 will have on its consolidated financial statements.

ITEM 7. FINANCIAL STATEMENTS

ATLANTIC WINE AGENCIES, INC.
 AND SUBSIDIARIES

AUDITED FINANCIAL STATEMENTS

MARCH 31, 2008

MEYLER & COMPANY, LLC
CERTIFIED PUBLIC ACCOUNTANTS
ONE ARIN PARK
1715 HIGHWAY 35
MIDDLETOWN, NJ 07748

Report of Independent Registered Public Accounting Firm

Board of Directors
Atlantic Wine Agencies, Inc.
Somerset West, South Africa

We have audited the accompanying consolidated balance sheets of Atlantic Wine Agencies, Inc. and Subsidiaries as of March 31, 2008 and 2007 and the related consolidated statements of operations, stockholders’ equity  and cash flows for each of the two years in the period ended March 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2008 and 2007 and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2008 in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note A to the consolidated financial statements, the Company has incurred cumulative losses of $8,511,289 since inception, has negative working capital of $2,013,073, and there are existing uncertain conditions the Company faces relative to its ability to obtain capital and operate successfully.  These conditions raise substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                        /s/ Meyler & Company, LLC
                                     Meyler & Company, LLC

Middletown, NJ
July 11, 2008

Atlantic Wine Agencies, Inc.
and Subsidiaries

Consolidated Balance Sheets

Assets
	March 31,
	2008	2007
Current Assets:
Cash	$448	$341
Accounts receivable	71,948	37,656
Inventory	169,832	144,480
Prepaid expenses	124	13
Total Current Assets	242,352	182,490

Property and equipment, net of accumulated depreciation
of $262,002 and $218,864, respectively	2,229,649	2,437,488
Other Assets
Trademark	1,148	1,426
Total Assets	$2,473,149	$2,621,404

Liabilities and Stockholders’ Equity

Current Liabilities:
Bank overdraft	$887,037	$158,967
Loans from Sapphire Development Limited	345,940	1,259,863
Accounts payable	126,049	208,669
Accrued expenses	255,840	332,618
Loan payable to principal officer	423,888	135,320
Advance payment on sale of land	148,260
Deferred revenue	68,411
Total Liabilities	2,255,425	2,095,437

Stockholders’ Equity:
Common stock authorized 150,000,000
shares; $0.00001 par value; issued and
outstanding 113,023,830 and 86,323,880 shares at
March 31, 2008 and 2007, respectively	1,135	868
Paid-in capital	8,363,268	7,829,536
Accumulated deficit	(8,511,289)	(7,749,230)
Accumulated other comprehensive income	364,610	444,793
Total Stockholders’ Equity	217,724	525,967

	$2,473,149	$2,621,404

See accompanying notes to financial statements.

Atlantic Wine Agencies, Inc.
and Subsidiaries

Consolidated Statements of Operations

	For the Year Ended March 31,
	2008	2007
Net Sales	$149,507	$196,920
Costs and Expenses
Cost of sales	49,242	1,064,084
Selling, general and administrative	620,216	599,833
Depreciation and amortization	74,787	98,407
Total Costs and Expenses	744,245	1,762,324

Net Operating loss	(594,738)	(1,565,404)

Other Income (Expense):
Gain on sale of assets		17,664
Rent received	20,143
Interest income	200
Miscellaneous income	60,017
Interest expense	(247,681)	(17,476)
Total Other Income (Expense)	(167,321)	188

Net Loss	$(762,059)	$(1,565,216)
Net Loss Per Common Share (Basic and Diluted)	$(0.01)	$(0.02)

Weighted Average Common Shares Outstanding	92,159,935	86,323,880

See accompanying notes to financial statements.

Atlantic Wine Agencies, Inc.
and Subsidiaries

Consolidated Statements of Cash Flows

	For the Years Ended March 31,
	2008	2007
Cash Flows From Operating Activities:
Net loss	$(762,059)	$(1,565,216)
Adjustments to reconcile net loss to
cash flows used in operating activities:
Gain on sale of assets		17,664
Depreciation and amortization	74,787	98,407
Decrease (increase) in accounts receivable	(34,292)	469,409
Decrease (increase) in inventory	(25,352)	180,012
Decrease (increase) in prepaid expenses	(111)	9,129
(Decrease) in accrued payroll taxes		(25,926)
(Decrease) in accounts payable	(82,620)	(90,335)
(Decrease) increase in accrued expenses	(76,778)	111,651
Net Cash Flows Used in Operating Activities	(906,425)	(795,205)

Cash Flows From Investing Activities:
Disposal of property and equipment		8,400
Cash paid for property and equipment	(38,185)	(3,020)
Net Cash Flows Used in Investing Activities	(38,185)	5,380

Cash Flows From Financing Activities:
Borrowings under bank overdraft facilities	728,070	158,967
Advance payment on sale of land	148,260
Repayment of Factoring Agent loan		(99,595)
Loans from (repayments) Sapphire Development Limited, net	20,076
Loan payable (repayments) to principal officer	(111,432)	135,320
Net Cash Flows Provided by Financing Activities	784,974	194,692

Effect of Exchange Rate Changes on Cash	159,743	517,329

Increase (decrease) in cash	107	(77,804)

Cash, Beginning of Period	341	78,145

Cash, End of Period	$448	$341

Supplemental Cash Flow Information:
Cash paid for interest	$247,681	$17,476
Non-cash activities:
Issuance of stock in payment of debt	533,999
Increase in deferred revenue for plant and equipment
acquisition	68,411

See accompanying notes to financial statements.

Atlantic Wine Agencies, Inc.
and Subsidiaries

Consolidated Statement of Stockholders’ Equity
March 31, 2008

					Accumulated
					Other
	Common Stock		Paid in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total

Balance, March 31, 2006	86,323,880	$868	$7,829,536	$(6,184,014)	$314,207	$1,960,597
Net loss for the year ended March31,
2007				(1,565,216)		(1,565,216)
Translation adjustment					130,586	130,586
Balance, March 31, 2007	86,323,880	868	7,829,536	(7,749,230)	444,793	525,967

Issuance of common stock at
$0.02 per share to reduce
related party debt	26,699,950	267	533,732			533,999
Net loss for the year ended
March 31, 2008				(762,059)		(762,059)
Translation adjustment					(80,183)	(80,183)
Balance, March 31, 2008	113,023,830	$1,135	$8,363,268	$(8,511,289)	$364,610	$217,724

See accompanying notes to financial statements.

Atlantic Wine Agencies, Inc.
and Subsidiaries

Notes to Consolidated Financial Statements
March 31, 2008

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

Going Concern

As indicated in the accompanying financial statements, the Company has incurred cumulative net operating losses of $8,511,289 since inception and has negative working capital of $2,013,073. Management’s plans include the raising of capital through the equity markets to fund future operations and the generating of revenue through its business. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations. The Company is also seeking a viable merger candidate.  Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenues will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern.  However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Foreign Currency Translation

The Company considers the South African Rand to be its functional currency.  Assets and liabilities were translated into US dollars at period-end exchange rates.  Statements of operations amounts were translated using the average rate during the period.  Gains and losses resulting from translating foreign currency financial statements were accumulated in accumulated other comprehensive income, a separate component of stockholders’ equity.

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
March 31, 2008

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

Comprehensive Income (Loss)

SFAS No. 130 establishes standards for the reporting and disclosure of comprehensive income and its components.  Comprehensive income is defined as the change in a business enterprise’s equity during a period arising from transactions, events or circumstances relating to non-owner sources, such as foreign currency translation adjustments and unrealized gains or losses on available-for-sale securities.  It includes all changes in equity during a period except those resulting from investments by or distributions to owners.  Comprehensive income is accumulated in accumulated other comprehensive income, a separate component of stockholders’ equity.

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

Atlantic Wine Agencies, Inc.
and Subsidiaries

Notes to Consolidated Financial Statements
March 31, 2008

NOTE A	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Impairment of Long-Lived Assets (Continued)

used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

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

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”.  Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

Atlantic Wine Agencies, Inc.
and Subsidiaries

Notes to Consolidated Financial Statements
March 31, 2008

NOTE A	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation 48, “Accounting for Income Tax Uncertainties” (“FIN 48”). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. The recently issued literature also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company adopted the provisions of FIN 48 on January 1, 2007.  The adoption of FIN 48 did not have a material impact on the financial position or results of operations of the Company.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value under other accounting pronouncements that permit or require fair value measurements, changes the methods used to measure fair value and expands disclosures about fair value measurements. In particular, disclosures are required to provide information on the extent to which fair value is used to measure assets and liabilities; the inputs used to develop measurements; and the effect of certain of the measurements on earnings (or changes in net assets). SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Early adoption, as of the beginning of an entity’s fiscal year, is also permitted, provided interim financial statements have not yet been issued. The Company expects to adopt the provisions of SFAS No. 157 and is currently evaluating the potential impact, if any, that the adoption of SFAS No. 157 will have on its consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141R, Business Combinations.  This standard establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired.  This statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination.  SFAS No.141R is effective for us for acquisitions made after November 30, 2009.  The Company is currently evaluating the potential impact, if any, that the adoption of SFAS No. 141R will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements.  This standard outlines the accounting and reporting for ownership interest in a subsidiary held by parties other than the parent.  SFAS No. 160 is effective for the first quarter of 2010.  The Company is currently evaluating the potential impact, if any, that the adoption of SFAS No. 160 will have on its consolidated financial statements.

Atlantic Wine Agencies, Inc.
and Subsidiaries

Notes to Consolidated Financial Statements
March 31, 2008

NOTE B	INVENTORY

Inventory at March 31, is as follows:
	2008	2007
Work in process	$17,421
Bottled wine	152,411	$144,480

	$169,832	$144,480

NOTE C	PROPERTY AND EQUIPMENT

Property and equipment at March 31, is as follows:
	2008	2007	Useful Life
Land and buildings	$1,883,821	$2,081,536	45 years
Vineyards	178,536	198,839	40 years
Furniture, fixtures and equipment	429,294	375,977	3 to 10 years
	2,491,651	2,656,352
Less: accumulated depreciation	262,002	218,864

	$2,229,649	$2,437,488

NOTE D	LOAN FROM SAPPHIRE DEVELOPMENT LIMITED

At March 31, 2006, the principal stockholders advanced the Company $3,689,821 for working capital of which $2,429,958 has been contributed to capital and $1,259,863 was recorded as an outstanding loan as of  March 31, 2007.

On January 11, 2008, the Company restructured the debt.  The restructuring called for an adjustment for interest bringing the loan balance to $1,428,199.  Simultaneously, on January 11, 2008, the Company paid $148,260 on the loan, converted $533,999 of debt to 26,699,950 shares of its common stock at $0.02 per share, and transferred $400,000 of the debt to Fairhurst Properties S.A., an entity owned by the Chief Executive Officer and Director of the Company.  Fairhurst Properties S.A. also agreed to transfer to Sapphire Development Limited 19,960,000 shares of the Company stock owned by Fairhurst Properties S.A. to Sapphire Development Limited upon the earlier of the six-month anniversary date of the agreement or the completion of an Atlantic Wine Agencies, Inc. corporate event.  The balance of the loan outstanding at March 31, 2008 was $345,940 which was paid in April 2008.

NOTE E	OVERDRAFT FACILITY

On June 6, 2006, the Company’s subsidiary, Mount Rozier Estates, entered into an overdraft facility arrangement with a South African bank for R $1,000,000 (US $162,200).  The loan is secured by the assets of the South African winery and bears a rate of interest at South African Prime of 12.5%.  On April 17, 2007, the Company’s subsidiary, Mount Rozier Properties, entered into an overdraft facility arrangement with ABSA, a South African Bank, for R$7,000,000 (U.S. $875,000).  The loan is secured by the assets of the South African vineyard and property and bear interest at the South African prime rate of 12.5% per annum.  At March 31, 2008, the outstanding balance of these overdraft facilities aggregated $887,037.

Atlantic Wine Agencies, Inc.
and Subsidiaries

Notes to Consolidated Financial Statements
March 31, 2008

NOTE F   STOCKHOLDERS’ EQUITY

On January 11, 2008, the Company issued 26,699,950 shares of its common stock to Sapphire Developments Limited at $0.02 per share or $533,999 in cancellation of debt to them.

NOTE G    EMPLOYMENT CONTRACTS

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

For the year ending March 31, 2008 the Company paid Mr. Mauerberger $62,500.  Mr. Mauerberger agreed to waive any additional compensation for the ended March 31, 2008

NOTE H   INCOME TAXES

At March 31, 2008, the Company had an unused net operating loss carryforward of approximately $8,500,000 for income tax purposes, which expires at various limitations imposed by the rules and regulations of various statutory agencies.  This net operating loss carryforward may result in future income tax benefits of approximately $2,500,000, however, because realization is uncertain at this time, a valuation reserve in the same amount has been established.  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The Company’s effective tax rate of 0% for the years ended March 31, 2008 and 2007 was different from the statutory rate of 30% due to the valuation allowance.

Significant components of the Company’s deferred tax liabilities and assets as of March 31, 2008 and 2007 are as follows:

                                                                                                                    For the Years Ended March 31,
                                                                                                                       2008                                     2007

Deferred tax liabilities                                                 $                -                         $                -

Net operating loss carryforwards                             $ 2,500,000                         $ 2,340,000
Valuation allowance for deferred tax assets             (2,500,000)                         (2,340,000)
Deferred tax asset                                                        $                -                         $                -

NOTE I	LOAN PAYABLE TO PRINCIPAL OFFICER

The amounts payable to the Principal Officer represent unpaid salaries and unreimbursed travel expenses which were incurred during the year ended March 31, 2007.  The balance at March 31, 2007 was $135,320.

At various dates during the year ending March 31, 2008, the principal officer took advances aggregating $111,432 and assumed $400,000 of the debt from Sapphire Development Limited.  (See Note D to the Financial Statements.)  The balance of the loan at March 31, 2008 was $423,888.

Atlantic Wine Agencies, Inc.
and Subsidiaries

Notes to Consolidated Financial Statements
March 31, 2008

NOTE J	SUBSEQUENT EVENTS

On July 8, 2008, the Company terminated a share exchange agreement it had entered with Independence Energy corporation, a privately held company located in Alberta, Canada on May 16, 2008.

On May 16, 2008, the Company had a reverse stock split of 25 to 1.

In April 2008, the Company sold a parcel of its South African Vineyard for $494,200 (R$4,000,000).  The Company as a result of the sale will recognize a loss of approximately $31,600 on the sale.   The closing took place in April 2008.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 8A Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain "disclosure controls and procedures," as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of March 31, 2008, we carried out an evaluation, under the supervision and with the participation of Adam Mauerberger, our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is under the supervision of the Company’s principal executive and principal financial officer and attempts to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP to provide reasonable assurances that:

-	Maintenance of records is in reasonable detail and accurately and fairly reflect our transactions and dispositions of our assets;

-
Transactions are recorded as necessary to permit preparation of our financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

-	The Company can detect on a timely basis any unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statement.

Under the supervision and with the participation of our management, including our President, Chief Executive Officer, Chief Financial Officer and financial consultant, we conducted an assessment of the effectiveness of our internal control over financial reporting based on criteria publicly available in “Internal Control-Integrated Framework Executive Summary” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), as of December 31, 2007.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses at March 31, 2008:

-
Due to the Company’s limited resources, the Company has insufficient personnel resources and technical accounting and reporting expertise to properly address all of the accounting matters inherent in the Company’s financial transactions. The Company relies on its bookkeeper to enter all of the Company’s financial transactions in the Company’s books and accounts, and a separate outside accountant to prepare its quarterly financial statements. Additionally, the Company does not have a formal audit committee, and the Board does not have a financial expert, thus the Company lacks the board oversight role within the financial reporting process.

-	The Company’s small size and “one-person” office prohibits the segregation of duties and the timely review of accounts payable, expense reporting and inventory management and banking information.

As a result of these material weaknesses described above, management has concluded that, as of March 31, 2008, our internal control over financial reporting was not effective based on the publicly available criteria in “Internal Control-Integrated Framework” issued by COSO.

Our President, Chief Executive Officer, Chief Financial Officer and financial consultant are in the process of determining how best to change our current system and implement a more effective system of controls, procedures to insure that information required to be disclosed in this annual report on Form 10-KSB has been recorded, processed, summarized and reported accurately. Our management acknowledges the existence of this problem, and intends to developed procedures to address them to the extent possible given limitations in financial and manpower resources. However, since inception, the Company has experienced cash flow problems and as a result has not had the resources to address fully the certification requirements of Section 404 of the Sarbanes-Oxley Act of 2002. While management is working on a plan, no assurance can be made at this point that the implementation of such controls and procedures will be completed in a timely manner or that they will be adequate once implemented. Failure to develop adequate internal control and hiring of qualified accounting personnel may result in a “material weakness” in the Company’s internal control relating to the above activities.

This evaluation does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s evaluation was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Controls.

During the twelve months ended March 31, 2008, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8A(T).  Controls and Procedures

The contents of Item 8(A) Controls and Proceedures are hereby incorporated by reference into this Item 8A(T) Controls and Proceedures.

Item 8B.  Other Information

None

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

OFFICERS AND DIRECTORS

Messr. Adam Mauerberger is the sole director of the Company. The Company's director is elected at each Annual Meeting of Shareholders. The director currently serving on the Company's Board and the sole executive officer is set forth in the table below:

Name                                    Age                          Positions and Offices With The Company

Adam Mauerberger                     38                                       Chairman; Chief Executive Officer;
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

The following is a biographical summary of the directors and officers of the Company:

Adam Mauerberger

On March 1, 2004, the Company’s wholly-owned subsidiary, Atlantic Wine Agencies Limited, contracted with Mr. Adam Mauerberger as its CEO and acting sales and marketing manager director. On July 26, 2004, Mr. Mauerberger was elected to the Company’s board of directors and he assumed the title of President of the Company at that time. Upon Mr. Harry Chauhan’s resignation, Mr. Mauerberger assumed the title of Chief Financial Officer as well.

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

Audit Committee

As the Company is relatively small and a developmental company, we have neither an audit committee of the Board of Directors nor an “audit committee financial expert”, as such term is defined under the Securities Exchange Act. We believe that the members of our Board of Directors are collectively capable of analyzing and evaluating our financial statements and understanding our internal controls and procedures, including those pertaining to financial reporting. In addition, we believe that retaining an independent Director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in light of our current size.

Code of Ethics

Our Board of Directors adopted a code of business conduct and ethics policy, the “Code of Ethics”. The Code of Ethics allows us to focus our Board of Directors and each Director and officer on areas of ethical risk, provide guidance to Directors to help them recognize and deal with ethical issues, provide mechanisms to report unethical conduct and help foster a culture of honesty and accountability.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, officers (including a person performing a principal policy-making function) and persons who own more than 10% of a registered class of our equity securities to file with the Commission initial reports of ownership and reports of changes in ownership of our common stock and other equity securities of ours. Directors, officers and 10% holders are required by Commission regulations to send us copies of all of the Section 16(a) reports they file. Based solely upon a review of the copies of the forms sent to us and the representations made by the reporting persons to us, we believe that during the fiscal year ended March 31, 2008, our directors, officers and 10% holders complied with the filing requirements under Section 16(a) of the Exchange Act.

ITEM 10. EXECUTIVE COMPENSATION

The table below sets forth all annual and long-term compensation paid by the Company through the latest practicable date to the Chief Executive Officer of the Company and to all executive officers of the Company who received total annual salary and bonus in excess of $100,000 for services rendered in all capacities to the Company and its subsidiaries during the fiscal year ended March 31, 2008.

The following table sets forth information concerning all remuneration paid by the Company as of March 31, 2008 to the Company's Directors and Executive Officers.

Summary Compensation Table

Long-Term Compensation Awards
Name and Principal Position	Year	Salary	Bonus	Securities Underlying Options (#) /SARS	All Other Compensation

Adam Mauerberger – CEO, President and CFO	2005	95,580*	0	0	0
	2006	125,000*
	2007	62,500*
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

Directors' Compensation

During the fiscal year ended March 31, 2008, no fees were paid to our Director.

Employment Contracts

See footnote to the compensation table immediately above for the material terms of our officers employment/consulting agreements with the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

The following table sets forth information regarding the beneficial ownership of the shares of the Common Stock (the only class of shares previously issued by the Company) at March 31, 2008, by (i) each person known by the Company to be the beneficial owner of more than five percent (5%) of the Company’s outstanding shares of Common Stock,  (ii) each director of the Company, (iii) the executive officers of the Company, and (iv) by all directors and executive officers of the Company as a group.  Each person named in the table, has sole voting and  investment  power with respect to all shares shown as beneficially owned by such person and can be contacted at the address of the Company.

Title of Class	Name of Beneficial Owner	Shares of Common Stock	Percent of Class

Common	Sapphire Developments Ltd 60 Market Square, P.O. Box 364 Belize City, Belize	26,699,950	23.62%

Common	Willowcreek International Ltd Goodman’s Bay Corporation Ctr West Bay Street Nassau, Bahamas	20,000,000	17.70%
Common	Adam Mauerberger[1]	19,960,000	17.66%
Common	Crayson Properties Ltd Akara Bldg 24 De Castro Street Wickams Cay, Road Town Tortola, BVI	8,442,191	7.47%
Common	Andy Bayley	100,000.12%
Directors and Officers as a group		20,060,000	17.75%

1Mr. Mauerberger is the sole shareholder of Fairhurst Properties S A. Akara Bldg 24 De Castro Street, Wickams Cay, Road Town, Tortola BVI.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

At March 31, 2006, the principal stockholders advanced the Company $3,689,821 for working capital of which $2,429,958 has been contributed to capital and $1,259,863 was recorded as an outstanding loan as of  March 31, 2007.

On January 11, 2008, the Company restructured the debt.  The restructuring called for an adjustment for interest bringing the loan balance to $1,428,199.  Simultaneously, on January 11, 2008, the Company paid $148,260 on the loan, converted $533,999 of debt to 26,699,950 shares of its common stock at $0.02 per share, and transferred $400,000 of the debt to Fairhurst Properties S.A., an entity owned by the Chief Executive Officer and Director of the Company.  Fairhurst Properties S.A. also agreed to transfer to Sapphire Development Limited 19,960,000 shares of the Company stock owned by Fairhurst Properties S.A. to Sapphire Development Limited upon the earlier of the six-month anniversary date of the agreement or the completion of an Atlantic Wine Agencies, Inc. corporate event.  The balance of the loan outstanding at March 31, 2008 was $345,940 which was paid in April 2008.

ITEM 13. EXHIBITS

(a) Exhibits.

 Exhibit Number Exhibit Description

16.1 8-K Announcing Debt Restructuring Agreement filed on January 15, 2008*
16.2 8-K Announcing Letter of Intent with Independence Energy Corporation f/k/a Endeavor Energy Corp.*
16.3 8-K Announcing Termination of Share Exchange Agreement with Independence Energy Corporation f/k/a Endeavor Energy Corp.*
21.1 Subsidiaries of the Company
31.1 Section 302 Certification
32.1 Section 906 Certification

*Previously filed and incorporated by reference herein.

(b) Reports on Form 8-K.

On January 15, 2008, we filed a current report on Form 8-K disclosing that we entered into the Debt Restructuring Agreement with Sapphire and Fairhurst.

On April 8, 2008, we filed a current report on Form 8-K disclosing that we issued a press release announcing the execution of a letter of intent ("Letter of Intent") with Independence Energy Corporation f/k/a Endeavor Energy Corporation.

On July 8, 2008, we filed a current report on Form 8-K disclosing that we terminated a share exchange agreement with Independence Energy Corporation f/k/a Endeavor Energy Corporation.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company's fiscal year ended March 31, 2008, the estimated cost for professional services rendered for the audit of our financial statements and the review of the Form 10-KSB is approximately $27,500. We were billed approximately $27,500 for professional services rendered for the review of financial statements included in our periodic and other reports filed with the Securities and Exchange Commission for our year ended March 31, 2008.

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

Tax Fees

For the Company's fiscal year ended March 31, 2008, the Company incurred no costs for professional services rendered for tax compliance, tax advice, and tax planning.

For the Company's fiscal year ended March 31, 2007, the estimated cost for professional services rendered for tax compliance, tax advice, and tax planning is approximately $3,500.

All Other Fees

For the Company's fiscal year ended March 31, 2008, the Company incurred fees equal to approximately $15,000 for the three quarterly reports on Form 10-QSB.

For the Company's fiscal year ended March 31, 2007, the Company incurred fees equal to approximately $15,000 for the three quarterly reports on Form 10-QSB.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATLANTIC WINE AGENCIES INC.

/s/ Adam Mauerberger
Name: Adam Mauerberger
Title: Chairman of the Board, Chief Executive Officer,
President, Chief Financial Officer and Secretary
Date: July 14, 2008