Form 10-Q
period 2008-06-30
ATLANTIC WINE AGENCIES INC
filed 2008-08-19
CIK 1142790

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   to

Commission file number 333-63432

Atlantic Wine Agencies, Inc.
(Exact name of registrant as specified in its charter)

Florida (State or other jurisdiction of Identification No.)	65-1102237 (I.R.S. Employer or organization)

Mount Rosier Estate (Pty) Ltd.
Farm 25 A-Sir Lowry’s Pass Village
Somerset West, 7129, South Africa

 (Address of principal executive offices)  (Zip Code)

011.27.218.581130
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes   X   or No __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large Accelerated Filer ___   Accelerated Filer___ Non-Accelerated Filer ___  Smaller Reporting Company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

  Yes   _   or No _X_

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (August 19, 2008) 5,720,953

PART I - FINANCIAL INFORMATION

SPECIAL NOTICE REGARDING FORWARD-LOOKING STATEMENTS

We are including the following cautionary statement in this Form 10-Q to make applicable and take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statement made by, or on behalf of ,us.  This 10-Q, press releases issued by us, and certain information provided periodically in writing and orally by our designated officers and agents contain statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  The words “expect”, “believe”, “goal”, “plan”, “intend”, “estimate”, and similar expressions and variations thereof used are intended to specifically identify forward-looking statements. Where any such forward-looking statement includes a statement of the assumptions or basis underlying such forward-looking statement, we caution that assumed facts or basis almost always vary from actual results, and the differences between assumed facts or basis and actual results can be material, depending on the circumstances.  Where, in any forward-looking statement, we, or our management, expresses an expectation or belief as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished

Item 1. Financial Statements

ATLANTIC WINE AGENCIES, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Assets
	June 30,	March 31,
	2008	2008
	(Unaudited)	(Audited)
Current Assets:
Cash		$448
Accounts receivable	$181,529	71,948
Inventory	213,064	169,832
Prepaid expenses	127	124
Total Current Assets	394,720	242,352

Property and equipment, net of accumulated depreciation
of $300,788 and $262,002, respectively	1,727,786	2,229,649

Other Assets
Trademark	1,182	1,148
Total Assets	$2,123,688	$2,473,149

Liabilities and Stockholders’ Equity

Current Liabilities:
Bank overdraft	$958,787	$887,037
Loans from Sapphire Development Limited		345,940
Accounts payable	174,725	126,049
Accrued expenses	253,047	255,840
Loan payable to principal officer	470,152	423,888
Advance payment on sale of land		148,260
Deferred revenue	63,565	68,411
Total Liabilities	1,920,276	2,255,425

Stockholders’ Equity:
Common stock authorized 150,000,000
shares; $0.00001 par value; issued and
outstanding 4,520,953 shares at June 30 and March 31, 2008,
respectively	1,135	1,135
Paid-in capital	8,363,268	8,363,268
Accumulated deficit	(8,805,979)	(8,511,289)
Accumulated other comprehensive income	644,988	364,610
Total Stockholders’ Equity	203,412	217,724

	$2,123,688	$2,473,149

See accompanying notes to financial statements.

ATLANTIC WINE AGENCIES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,
	2008	2007

Net Sales	$72,206	$46,020
Costs and Expenses
Cost of sales	17,952	20,330
Selling, general and administrative	266,950	157,328
Depreciation and amortization	31,595	32,172
Total Costs and Expenses	316,497	209,830

Net Operating loss	(244,291)	(163,810)

Other Income (Expense):
Gain (loss) on sale of assets	(33,119)
Rent received
Interest income
Miscellaneous income	27,029	2,960
Interest expense	(44,309)	(4,972)
Total Other Income (Expense)	(50,399)	(2,012)

Net Loss	$(294,690)	$(165,822)
Net Loss Per Common Share (Basic and Diluted)	$(0.07)	$(0.05)

Weighted Average Common Shares Outstanding	4,520,953	3,452,955

See accompanying notes to financial statements.

ATLANTIC WINE AGENCIES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended June 30,
	2008		2007
Cash Flows From Operating Activities:
Net loss		$(294,690)		$(165,822)
Adjustments to reconcile net loss to
cash flows used in operating activities:
Gain (loss) on sale of assets		33,119
Depreciation and amortization		31,595		32,172
Decrease (increase) in accounts receivable		(109,581)		2,001
Decrease (increase) in inventory		(43,232)		3,761
Decrease (increase) in prepaid expenses		(37)		13
(Decrease) in accrued payroll taxes
(Decrease) in accounts payable		48,676		(42,472)
(Decrease) increase in accrued expenses		(2,793)		(53,855)
Net Cash Flows Used in Operating Activities		(336,943)		(224,202)

Cash Flows From Investing Activities:
Disposal of property and equipment		525,930
Cash paid for property and equipment		(24,067)		(36,190)
Net Cash Flows Used in Operating Activities		501,863		(36,190)

Cash Flows From Financing Activities:
Borrowings under bank overdraft facilities		71,750		274,491
Loans from Sapphire Development Limited		(494,200)
Loan payable (repayments) to principal officer		46,264
Net Cash Flows (Used in) Provided by Financing Activities		(376,186)		274,491

Effect of Exchange Rate Changes on Cash		210,818		(14,440)

Increase (decrease) in cash		(448)		(341)

Cash, Beginning of Period		448		341

Cash, End of Period	$		$

Supplemental Cash Flow Information:
Cash paid for interest		$44,309
Non-cash activities:
Issuance of stock in payment of debt
Increase in deferred revenue for plant and equipment
acquisition		(4,846)

See accompanying notes to financial statements.

F-3

ATLANTIC WINE AGENCIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included.  Results for the three months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending March 31, 2009.  For further information, refer to the financial statements and footnotes thereto included in the Atlantic Wine Agencies’ Inc. annual report on Form 10-KSB for the year ended March 31, 2008.

NOTE B -  GOING CONCERN

As indicated in the accompanying financial statements, the Company has an  Accumulated deficit  of $8,805,979 and a negative working capital of $1,525,556 . Management’s plans include the raising of capital through the equity markets to fund future operations and the generating of revenue through its business. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations.  Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern.  However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE C – OVERDRAFT FACILITY

The Company has an additional facility arrangement with ABSA, a South African Bank for R 8,000,000 (U.S. $1,250,000). The loan is secured by the assets of the South African Winery and bears interest at the South African prime rate 12.5% per annum. The balance at June 30, 2008 is $958,787.

NOTE D - DEBT RESTRUCTURING

On January 11, 2008, Atlantic Wine Agencies, Inc. (the “Company”) entered into an agreement with Sapphire  Developments Limited (“Sapphire”) and Fairhurst Properties S.A. (“Fairhurst”) to restructure certain debt held by Sapphire (the “Debt Restructuring Agreement”). The Debt Restructuring Agreement was executed to address a November 16, 2005 loan to the Company by Sapphire of One Million Two Hundred Fifty-Nine Thousand Eight Hundred Sixty-Three U.S. Dollars (US $1,259,863).  Sapphire agreed to terminate the Promissory Note and restructure its debt in exchange for the following consideration articulated in the Debt Restructuring Agreement:

•
The Company agreed to pay Three Million Two Hundred Thousand South African Rand (R $3,200,000) to Sapphire, an amount approximately equal to Four Hundred Sixty-Eight Thousand and Ninety Two U.S. Dollars (US $468,092), in two installments.  The first installment of One Million Two Hundred Thousand South African Rand (R1,200,000) was paid by the Company on January 11, 2008.  The second installment of Two  Million South African Rand (R$2,000,000)  will be paid on or before January 31, 2008.

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

NOTE E - STOCKHOLDERS’ EQUITY

On May 5, 2008, the Board of Directors approved a 25:1 reverse stock split, which became effective May 19, 2008.  Accordingly, all per share figures have been restated.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

 RESULTS OF OPERATIONS

Our net sales in the three-month period ended June 30, 2008 were $72,206 representing a $26,186 increase from our net sales for the three-month period ended June 30, 2007.  Despite an increase in our net sales, we experienced an increase in our net operating loss of $80,481 in the three-month period ended June 30, 2008 ($244,291) as compared to the three-month period ended June 30, 2007 ($163,810).  This increase in our net operating loss is primarily attributable to an increase in our selling, general and administrative expenses to $266,950 for the three-month period ended June 30, 2008 from $157,328 for the three-month period ended June 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended June 30, 2008, net cash used to fund operating activities aggregated $403,181 as compared to $224,202 for the three months ended June 30, 2007.  This increase is attributable to an increase in net loss to $294,690 from $165,822, a decrease in accounts receivable to ($109,581) from $2,001, an increase in the loss on a sale of assets to $33,119 from $0 and a decrease in inventory to ($43,332) from $3,761 over the same periods.

For the three months ended June 30, 2008, net cash utilized by investing activities aggregated $501,863 as compared to ($36,190) for the three months ended June 30, 2007.  This increase is primarily due to the disposal of certain property and equipment.

Net cash provided by financing activities decreased in the three months ended June 30, 2008 to ($376,186) from $274,491 for the three months ended June 20, 2007.  This decrease is primarily attributable to a loan from Sapphire Development Limited of $494,200 on January 11, 2008.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of its financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, income taxes and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation 48, “Accounting for Income Tax Uncertainties” (“FIN 48”). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. Recently issued literature also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. FIN 48 is effective for fiscal years beginning after December 15, 2006.  We expect to adopt the provisions of FIN 48 beginning in the first quarter of 2007.  We are currently in the process of determining the impact, if any, of adopting the provisions of FIN 48 on its financial position, results of operations and liquidity.

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

SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Early adoption, as of the beginning of an entity’s fiscal year, is also permitted, provided interim financial statements have not yet been issued.  We are currently evaluating the potential impact, if any, that the adoption of SFAS No. 157 will have on our consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 provides guidance on how prior year misstatements should be considered when quantifying misstatements in the current year financial statements. SAB No. 108 requires registrants to quantify misstatements using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 does not change the guidance in SAB No. 99, “Materiality,” when evaluating the materiality of misstatements. SAB No. 108 is effective for fiscal years ending after November 15, 2006. Upon initial application, SAB No. 108 permits a one-time cumulative effect adjustment to beginning retained earnings. We adopted SAB No. 108 for the fiscal year ended March 31, 2007.  Adoption of SAB No. 108 did not have a material impact on the consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”).  SFAS 159 allows entities to measure at fair value many financial instruments and certain other assets and liabilities that are not otherwise required to be measured at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We have not determined what impact, if any, that adoption will have on our results of operations, cash flows or financial position.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

Not applicable

Item 4/4T. – Controls and Procedures

(a)	Disclosure Controls and Procedures.
As of the end of the period covering this Form 10-Q, we evaluated the effectiveness of the design and operation of our “disclosure controls and procedures”. We conducted this evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer.

(i) Definition of Disclosure Controls and Procedures.
Disclosure controls and procedures are controls and other procedures that are designed with the objective of ensuring that information required to be disclosed in our periodic reports filed under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As defined by the SEC, such disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, in such a manner as to allow timely disclosure decisions.

(ii) Limitations on the Effectiveness of Disclosure Controls and Procedures and Internal Controls.
We recognize that a system of disclosure controls and procedures (as well as a system of internal controls), no matter how well conceived and operated, cannot provide absolute assurance that the objectives of the system are met. Further, the design of such a system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented in a number of ways. Because of the inherent limitations in a cost-effective control system, system failures may occur and not be detected.

(iii) Conclusions with Respect to Our Evaluation of Disclosure Controls and Procedures.
Our Chief  Executive  Officer and Chief Financial  Officer  determined that, as of the end of the period covered by this report,  these  controls and  procedures  are adequate and effective in alerting them in a timely manner to material information relating to us required to be included in our periodic SEC filings.

(b) Changes in Internal Controls.
There have been no changes in our internal controls over financial reporting that could significantly affect these controls subsequent to the date of their evaluation.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

No material changes

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 14, 2008, the Company entered into a conversion agreement with Fairhust Properties S.A. ("Fairhurst") to convert $50,000 of principal on a promissory note issued by the Company to Fairhurst on January 11, 2008 with a face amount of $400,000 (the "Promissory Note") into 5,000,000 shares of the Company's common stock (the "Conversion Agreement").  Subsequent to the Conversion Agreement, the Company amended the Promissory Note so that the face amount was reduced to $350,000.  On August 14, 2008, pursuant to the Conversion Agreement, the Company issued 200,000 shares to Fairhurst, which is equal to the 5,000,000 shares it was owed before the reverse split became effective on May 19, 2008.

Fairhurst is non-US person, and the shares were issued relying on the exemption from the registration requirements of the Securities Act of 1933 provided by Regulation S and/or Section 4(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit 31.1 Certification of Chief Executive Officer and Acting Principal Accounting Officer
Exhibit 32.1 Certification of Chief Executive Officer and Acting Principal Accounting Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Atlantic Wine Agencies, Inc.
(Registrant)

Date: August 18, 2008                                                                            /s/ Adam Mauerberger
                    Adam Mauerberger
                    President, Chief Financial Officer and Chief Executive Officer