Form 10-Q
period 2008-09-30
ATLANTIC WINE AGENCIES INC
filed 2008-11-20
CIK 1142790

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   to

Commission file number 333-63432

Atlantic Wine Agencies, Inc.
(Exact name of registrant as specified in its charter)

Florida (State or other jurisdiction of Identification No.)	65-1102237 (I.R.S. Employer or organization)

C/O Sanders Ortoli Vaughn Flam Rosenstadt
501 Madiosn Ave. 14th Floor
New York, NY 10022
 (Address of principal executive offices)  (Zip Code)

212-588-0022
(Registrant's telephone number, including area code)

Mount Rosier Estate (Pty) Ltd.
Farm 25 A-Sir Lowry’s Pass Village
Somerset West, 7129, South Africa

 (Former address of principal executive offices)  (Zip Code)

011.27.218.581130
(Registrant's former telephone number, including area code)

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

Large Accelerated Filer ___   Accelerated Filer___ Non-Accelerated Filer ___  Smaller Reporting Company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

  Yes   X   or No __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (November 18, 2008):  4,720,953

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

ITEM 1. FINANCIAL STATEMENTS

ATLANTIC WINE AGENCIES, INC. and SUBSIDIARIES
(Formerly New England Acquisitions, Inc.)

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED BALANCE SHEETS

	September 30, 2008	March 31, 2008
	(Unaudited)
CURRENT ASSETS
Cash		$448
Accounts receivable		71,948
Inventory		169,832
Prepaid expenses and other		124
Total Current Assets		242,352

OTHER ASSETS
Property, plant and equipment- net		2,229,649
Trademark		1,148
Total Assets		$2,473,149

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Bank overdraft		$887,037
Loans from shareholders	$87,500	345,940
Accounts payable		126,049
Accrued expenses		255,840
Loan payable to principal officer		423,888
Advance payment on sale of land		148,260
Deferred revenue		68,411
Total Current Liabilities	87,500	2,255,425

STOCKHOLDERS’ EQUITY (Deficit)
Common stock authorized 150,000,000
shares; $0.00001 par value; issued
and outstanding 4,720,953 and 4,520,953 shares
at September 30, 2008 and March 31, 2008, respectively	47	1,135
Additional contributed capital	8,434,356	8,363,268
Accumulated deficit	(8,521,903)	(8,511,289)
Accumulated other comprehensive income		364,610
Total Stockholders’ Equity (Deficit)	(87,500)	217,724

Total Liabilities and Stockholders’ Equity (Deficit)	$-	$2,473,149

See accompanying notes to consolidated financial statements.

ATLANTIC WINE AGENCIES, INC. and SUBSIDIARIES
(Formerly New England Acquisitions, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,

2008	2008	2007	2007	2008

NET SALES	$44,499	$68,393	$116,705	$114,413

COSTS AND EXPENSES
Cost of goods sold	23,879	24,430	41,831	44,760
Stock based compensation	70,000		70,000
Selling, general and administrative	136,880	98,253	403,830	255,581
Depreciation and amortization	29	32,172	31,624	64,344
Total Costs and Expenses	230,788	154,855	574,285	364,685

NET OPERATING LOSS	(186,289)	(86,462)	(430,580)	(250,272)

OTHER INCOME (EXPENSE)
Loss on sale of assets	(31)		(33,150)
Other miscellaneous income	7,465	4,834	34,494	7,794
Interest expense	(45,555)	(11,169)	(89,864)	(16,141)
Total Other Income (Expense)	(38,121)	(6,335)	(88,520)	(8,347)

NET LOSS	$(224,410)	$(92,797)	$(519,100)	$(258,619)

NET LOSS PER SHARE, basic and diluted	$(0.04)	$(0.02)	$(0.09)	$(0.04)

Weighted average number of common shares
outstanding	4,758,423	4,754,925	4,758,423	4,754,925

See accompanying notes to consolidated financial statements.

ATLANTIC WINE AGENCIES, INC. and SUBSIDIARIES
(Formerly New England Acquisitions, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended September 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(519,100)	$(258,619)
Net loss of operations spun-off	361,600
Stock based compensation	70,000
Non-cash item included in net loss:
Depreciation and amortization		64,344

Changes in operating assets and liabilities:
Accounts receivable		(46,294)
Inventory		11,282
Prepaid expense and other		13
Accounts payable		(79,590)
Accrued expenses		(47,402)
Net Cash Used In Operating Activities	(87,500)	(356,266)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft		446,795
Due to shareholders	87,50
Net Cash Provided By Financing Activities	87,500	446,795
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures		(73,646)
Net Cash Used in Investing Activities		(73,646)

EFFECT OF EXCHANGE RATE CHANGES ON
CASH	(448)	(17,204)

NET DECREASE IN CASH	(448)	(321)

CASH AT BEGINNING OF PERIOD	448	341

CASH AT END OF PERIOD	$-	$20

SUPPLEMENTAL INFORMATION
Non Cash Activities
Disposition of assets on spun-off	$1,979,411
Disposition of liabilities on spun-off	1,854,665

See accompanying notes to consolidated financial statements.

ATLANTIC WINE AGENCIES, INC. and SUBSIDIARIES
(Formerly New England Acquisitions, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

NOTE A -  BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included.  Results for the six months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending March 31, 2009.  For further information, refer to the financial statements and footnotes thereto included in the Atlantic Wine Agencies, Inc., formerly New England Acquisitions, Inc., annual report on Form 10-KSB for the year ended March 31, 2008.

NOTE B - GOING CONCERN

As indicated in the accompanying financial statements, the Company has an accumulated deficit of $8,521,903 as at September 30, 2008. On September 22, 2008, the Company spun out its two wholly owned subsidiaries located in South Africa, Mount Rosier Properties (Pty) Ltd. and Mount Rosier Estate (Pty) Ltd. Management currently plans to seek a merger candidate, and should the Company not be able to achieve this objective, it is doubtful that the Company will be able to survive. These matters raise substantial doubt about the Company’s ability to continue as a going concern.  However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE C - STOCKHOLDERS EQUITY (DEFICIT)

On April 17, 2008, the Company issued 200,000 shares to Sapphire Development, Ltd. for consulting in connection with a proposed spin-out of the assets of the Company’s two wholly owned subsidiaries, Mount Rosier Properties (Pty) Ltd. and Mount Rosier Estate (Pty) Ltd.  The shares were valued at $0.35 per share.

NOTE D - DEBT RESTRUCTURING

On January 11, 2008, Atlantic Wine Agencies, Inc. (the “Company”) entered into an agreement with Sapphire  Developments Limited (“Sapphire”) and Fairhurst Properties S.A. (“Fairhurst”) to restructure certain debt held by Sapphire (the “Debt Restructuring Agreement”). The Debt Restructuring Agreement was executed to address a November 16, 2005 loan to the Company by Sapphire of One Million Two Hundred Fifty-Nine Thousand Eight Hundred Sixty-Three U.S. Dollars (US $1,259,863).  Sapphire agreed to terminate the Promissory Note and restructure its debt in exchange for the following consideration articulated in the Debt Restructuring Agreement:

•	The Company to pay Three Million Two Hundred Thousand South African Rand (R $3,200,000) to Sapphire, an amount approximately equal to Four Hundred Sixty-Eight Thousand and Ninety

ATLANTIC WINE AGENCIES, INC. and SUBSIDIARIES
(Formerly New England Acquisitions, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

NOTE D - DEBT RESTRUCTURING (CONTINUED)

Two U.S. Dollars (US $468,092), in two installments, the first installment of One Million Two Hundred Thousand South African Rand (R1,200,000) to be paid by the Company on January 11, 2008 and the second installment of Two  Million South African Rand (R$2,000,000)  to be paid on or before January 31, 2008;
•	The Company to issue 26,699,950 restricted shares of the Company’s common stock (the “Shares”) to Sapphire in exchange for relief from $533,999 of the debt underlying the Promissory Note;
•	The Company, Sapphire, and Fairhurst to enter into a voting agreement concurrent with the Debt Restructuring Agreement (“Voting Agreement”);
•	The Company to issue a promissory note to Fairhurst for approximately $400,000 without interest to mature on January 11, 2009;
•	Each of Sapphire and Fairhurst to execute mutual releases;
•	Fairhurst to ensure that Adam Mauerberger remain as the Chief Executive Officer of the Company until such time that a material merger or share exchange occurs (“Atlantic Corporate Event”); and
•
19,960,000 shares of the Company’s common stock owned by Fairhurst (“Fairhurst Shares”) to be transferred to Sapphire upon the earlier of the six-month anniversary date of the Debt Restructuring Agreement or the completion of an Atlantic Corporate Event.

NOTE E - REVERSE STOCK SPLIT

On May 5, 2008, the Board of Directors approved a 25:1 reverse stock split, which became effective May 19, 2008.  Accordingly, all per share figures have been restated to reflect this change.

ATLANTIC WINE AGENCIES, INC. and SUBSIDIARIES
(Formerly New England Acquisitions, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

NOTE F - SPIN-OFF AGREEMENT

On September 22, 2008, the Company entered into a material definitive agreement with Fairhurst Properties, S.A. (“Fairhurst”).  Fairhurst is a company owned 100% by the Company’s former principal shareholder and Chief Executive Officer.  The spin-out agreement provides for the “split-off” of all the Company’s interests in two wholly-owned subsidiaries, Mount Rozier Properties (Pty) Ltd. and Mount Rozier Estate (Pty) Ltd.  These wholly owned subsidiaries owned all the assets of the Company.  In exchange for the assets surrendered and spun-off, Fairhurst assumed all of the debt and obligations of the subsidiary.  Pro-forma unaudited financial statements as at September 30, 2008 are as follows:

	Atlantic	Spin-Off		Pro-Forma
	Wine Agencies	Mount Rozier		Balance
	Prior to Spin-Off	Estate & Properties		September 30, 2008

Cash	36	(36)
Accounts receivable	114,531	(114,531)
Inventory	199,664	(199,664)
Prepaid expenses and other	122	(122)
Property and equipment	1,663,920	(1,663,920)
Trademark	1,138	(1,138)
Bank overdraft	(967,421)	967,421
Accounts payable	(131,358)	131,358
Due to shareholders	(87,500)			(87,500)
Accrued expenses	(234,186)	234,186
Loan payable to principal
officer	(462,154)	462,154
Deferred revenue	(59,546)	59,546
Common stock	(47)			(47)
Additional paid-in capital	(8,434,356)			(8,434,356)
Accumulated deficit	9,030,389	124,746		8,521,903
		(633,232	)(1)
Accumulated comprehensive
income	(633,232)	633,232	(1)

Note
(1)  Realization of currency gain

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations.

 RESULTS OF OPERATIONS

Although our revenues from the three-month period ending September 30, 2008 decreased to $44,499 from $68,393 for the three-month period ending September 30, 2007, our revenues from the six-month period ending September 30, 2008 increased to $116,705 from $114,413 for the six-month period ending September 30, 2007.  As a result of the spin-off of our two wholly owned subsidiaries that operated our business, we do not anticipate that we will have revenues in the foreseeable future unless we merge with or acquire a business with an operating business that has revenues.

Operating costs for the three-months ended September 30, 2008 aggregated $230,788 or $(0.04) per share as compared to $154,855 or $(0.02) per share for the three-months ended September 30, 2007.  This increase is primarily due to the payment in the 2008 period of $70,000 in stock based compensation with no such payment in the 2007 period.  Operating costs for the six-months ended September 30, 2008 aggregated $430,580 or $(0.09) per share as compared to $250,272 or $(0.04) per share for the six-months September 30, 2007.  This increase is primarily due to an increase in selling, general and administrative costs to $403,830 in the 2008 period as compared to $255,581 in the 2007 period as well as the difference in stock based compensation previously mentioned.

LIQUIDITY AND CAPITAL RESOURCES

For the six-months ended September 30, 2008, net cash used to fund operating activities aggregated $(87,500), there was no net cash utilized by investing activities aggregated and net cash provided by financing activities aggregated $87,500.  By way of comparison, for the six-months ended September 30, 2008,  net cash used to fund operating activities aggregated $(356,266), net cash utilized by investing activities aggregated $73,646 and net cash provided by financing activities aggregated $446,795.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, income taxes and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

1

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

2

(ii) Conclusions with Respect to Our Evaluation of Disclosure Controls and Procedures.
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

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit 31.1 Certification of Chief Executive Officer and Acting Principal Accounting Officer
Exhibit 32.1 Certification of Chief Executive Officer and Acting Principal Accounting Officer

3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Atlantic Wine Agencies, Inc.
(Registrant)

Date: November 19, 2008                                                    /s/ Antonio Treminio
Antonio Treminio
President, Chief Financial Officer and Chief Executive Officer

 4