Form 10-Q
period 2008-12-31
ATLANTIC WINE AGENCIES INC
filed 2009-02-19
CIK 1142790

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   to

Commission file number 333-63432

Atlantic Wine Agencies, Inc.
(Exact name of registrant as specified in its charter)

Florida (State or other jurisdiction of Identification No.)	65-1102237 (I.R.S. Employer or organization)

650 Notre Dame West
Suite 700, 205 5th Ave sw
Calgary, Alberta
T2P 2V7
 (Address of principal executive offices)  (Zip Code)

(917) 660-5755 (Registrant's telephone number, including area code)

c/o Sanders Ortoli Vaughn Flam Rosenstadt
501 Madison Ave. 14th Floor
New York, NY 10022

 (Former address of principal executive offices)  (Zip Code)

212-588-0022
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

Large Accelerated Filer ___   Accelerated Filer___ Non-Accelerated Filer ___  Smaller Reporting Company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

  Yes   X   or No __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (February 19, 2009):  4,720,953

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

ITEM 1. FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS

ATLANTIC WINE AGENCIES, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2008	March 31, 2008
	(Unaudited)	(Audited)

CURRENT ASSETS
Cash		$448
Accounts receivable		71,948
Inventory		169,832
Prepaid expenses and other		124
Total Current Assets		242,352

OTHER ASSETS
Property, plant and equipment-net		2,229,649
Trademark		1,148

Total Assets		$2,473,149

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Bank overdraft		$887,037
Loans from shareholders	$106,500	345,940
Accounts payable		126,049
Accrued expenses		255,840
Loan payable to principal officer		423,888
Advance payment on sale of land		148,260
Deferred revenue		68,411
Total Current Liabilities	106,500	2,255,425

STOCKHOLDERS' EQUITY
Common stock authorized 150,000,000
shares; $0.00001 par value; issued
and outstanding 4,720,953 and 4,520,953 shares
at December 31, 2008 and March 31, 2008, respectively	47	45
Additional contributed capital	8,434,356	8,364,358
Accumulated deficit	(8,540,903)	(8,511,289)
Accumulated other comprehensive income	0	364,610
Total Stockholders' Equity (Deficit)	(106,500)	217,724

Total Liabilities and Stockholders' Equity (Deficit)	$-	$2,473,149

See accompanying notes to consolidated financial statements. F-1

ATLANTIC WINE AGENCIES, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007

NET SALES		$54,842	$116,705	$169,255

COSTS AND EXPENSES
Cost of goods sold		27,329	41,831	72,089
Selling, general and administrative	$19,000	175,158	492,830	430,739
Depreciation and amortization		10,656	31,624	75,000
Total Costs and Expenses	19,000	213,143	566,285	577,828

NET OPERATING LOSS	(19,000)	(158,301)	(449,580)	(408,573)

OTHER INCOME (EXPENSE)
Gain (loss) on sale of assets			(33,150)
Other miscellaneous income		383	34,494	8,177
Interest expense		(39,273)	(89,864)	(55,414)
Total Other Income (Expense)		(38,890)	(88,520)	(47,237)

NET LOSS	$(19,000)	$(197,191)	$(538,100)	$(455,810)

NET LOSS PER SHARE, basic and diluted	$(0.01)	$(0.06)	$(0.11)	$(0.13)

Weighted average number of common
shares outstanding	4,708,360	3,452,955	4,708,360	3,452,955

See accompanying notes to consolidated financial statements.

ATLANTIC WINE AGENCIES, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended
	December 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(538,100)	$(455,810)
Net loss of operations spun-off	361,600
Stock based compensation	70,000
Non-cash item included in net loss:
Depreciation and amortization		75,000
Changes in operating assets and liabilities:
Accounts receivable		2,088
Inventory		(49,477)
Prepaid expense and other		(727)
Accounts payable		(87,550)
Accrued expenses		(53,435)
Net Cash Used In Operating Activities	(106,500)	(569,911)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft		817,622
Due to shareholders	106,500
Net Cash Provided By Financing Activities	106,500	817,622

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures		(27,161)
Net Cash Provided by (Used in) Investing Activities		(27,161)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(448)	(220,891)

NET DECREASE IN CASH	(448)	(341)

CASH AT BEGINNING OF PERIOD	448	341

CASH AT END OF PERIOD	-	-

SUPPLEMENTAL INFORMATION
Non Cash Activities
Disposition of assets on spun-off	$1,979,411
Disposition of liabilities on spun-off	1,854,665

See accompanying notes to consolidated financial statements.

ATLANTIC WINE AGENCIES,
 INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008
(Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included.  Results for the nine months ended December 31, 2008 are not necessarily indicative of the results that may be expected for the year ending March 31, 2009.  For further information, refer to the financial statements and footnotes thereto included in the Atlantic Wine Agencies, Inc., formerly New England Acquisitions, Inc., annual report on Form 10-KSB for the year ended March 31, 2008.

NOTE B - GOING CONCERN

As indicated in the accompanying financial statements, the Company had an accumulated deficit of $8,540,903 as of December 31, 2008. Management has spun out the Company’s two wholly owned subsidiaries located in South Africa, Mount Rosier Properties (Pty) Ltd. and Mount Rosier Estate (Pty) Ltd., and is presently seeking a merger candidate.  Should the Company not be able to achieve this objective, it is doubtful that the Company will be able to survive. These matters raise substantial doubt about the Company’s ability to continue as a going concern.  However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE C - STOCKHOLDER EQUITY

On April 17, 2008, the Company issued 200,000 shares of common stock to Sapphire Development, Ltd. for consulting in connection with the spin-out of the assets of the Company’s two wholly owned subsidiaries, Mount Rosier Properties (Pty) Ltd. and Mount Rosier Estate (Pty) Ltd.  The shares were valued at $0.35 per share.

NOTE D - REVERSE STOCK SPLIT

On May 5, 2008, the Board of Directors approved a 25:1 reverse split, which became effective May 19, 2008.  Accordingly, all per share figures have been restated.

 ATLANTIC WINE AGENCIES,
 INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008
(Unaudited)

NOTE E - CHANGE IN CONTROL

Lusierna Asset Management Ltd. (“Lusierna”) has obtained a controlling interest in the Company’s common shares.  Lusierna is an affiliate of Antonio Treminio who became the Company’s new sole director, President, Chief Executive Officer and Chief Financial Officer on October 7, 2008

Lusierna obtained an interest in approximately 50% of the Company’s common stock pursuant to a Stock Purchase Agreement between Lusierna, and Sapphire Development Ltd., Crayson Properties Ltd. and Fairhurst Properties S.A. (the “Sellers”).  Under the Share Purchase Agreement, the Sellers sold 2,310,086 shares of the Company’s common stock in exchange for $200,000.

The Share Purchase Agreement contains a provision that a default of the covenants therein at a subsequent date would result in a change in control of the Company.  The Share Purchase Agreement states that Lusierna must transfer a number of shares directly or indirectly held or owned by it which would give the Sellers as a group over a 50% voting interest in the Company if prior to the earlier of 12 months of the completion of a material merger, acquisition or share exchange whereby more than 50% of the Company’s common stock shall be issued as consideration for such transaction (a “Corporate Event”), Lusierna takes any action as a shareholder or member of our Board of Directors to:

•	increase the size of the Company’s Board of Directors to more than one director,
•	issue more than 1,000 shares of the Company’s common stock or other stock for consideration unless such issuance is directly related to a Corporate Event,
•	prevent the completion of the Split-Off or
•
transfer in the open market or otherwise encumber or create a lien upon any of the control shares or execute a private transaction for the sale of control shares in which it fails to require any subsequent purchaser to abide by the restrictions found in the Share Purchase Agreement.

ATLANTIC WINE AGENCIES,
 INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008
(Unaudited)

NOTE F - SPIN-OFF AGREEMENT

On September 22, 2008, the Company entered into a material definitive agreement with Fairhurst Properties, S.A. ("Fairhurst").  Fairhurst is a company owned 100% by the Company's former principal shareholder and Chief Executive Officer.  The spin-out agreement provides for the "split-off" of all the Company's interests in two wholly-owned subsidiaries, Mount Rozier Properties (Pty) Ltd. and Mount Rozier Estate (Pty) Ltd. These wholly owned subsidiaries owned all the assets of the Company.  In exchange for the assets surrendered and spun-off, Fairhurst assumed all of the debt and obligations of the subsidiary.  Pro-forma unaudited financial statements as at December 31, 2008 are as follows:

	Atlantic Wine Agencies Prior to Spin-Off	Spin-Off Mount Rozier Estate & Properties	Pro-Forma Balance Sheet September 30, 2008	Transactions Three Months ended December 31, 2008	Balance Sheet December 31, 2008

Cash	$ 36	$ (36)
Accounts receivable	114,531	(114,531)
Inventory	199,664	(199,664)
Prepaid expense and other	122	(122)
Property and equipment	1,663,920	(1,663,920)
Trademark	1,138	(1,138)
Bank overdraft	(967,421)	967,421
Accounts payable	(131,358)	131,358
Due to shareholders	(87,500)		$ (87,500)	$(19,000)	$(106,500)
Accrued expenses	(234,186)	234,186
Loan payable to principal officer	(462,154)	462,154
Deferred revenue	(59,546)	59,546
Common stock	(47)		(47)		(47)
Additional paid-in capital	(8,434,356)		(8,434,356)		(8,434,356)
Accumulated deficit	9,030,389	124,746	8,521,903	19,000	8,540,903

Accumulated comprehensive income	(633,232)

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations.

 RESULTS OF OPERATIONS

Our net sales for the three-month and nine-month periods ending December 31, 2008 decreased to $0 from $54,842 and to $116,705 from $169,255 for the corresponding periods ending December 31, 2007.  These decreases are the result of the spin-off of our two wholly owned subsidiaries that operated our business and produced all of our sales. As we no longer have an operating business, we do not anticipate that we will have sales in the foreseeable future unless we merge with or acquire a business with an operating business that has sales.

Our operating loss for the three-months ended December 31, 2008 aggregated $19,000 or $(0.01) per share as compared to $158,301 or $(0.05) per share for the three-months ended December 31, 2007.  This decrease in operating loss is due to the sale of our subsidiaries conducting our former operating business in October of 2008.  Our operating loss for the nine-months ended December 31, 2008 aggregated $449,580 or $(0.10) per share as compared to $408,573 or $(0.12) per share for the nine-months December 31, 2007.  Despite the sale of our operating business in October 2008, there was an increase in operating loss that was primarily due to an increase in selling, general and administrative costs to $403,830 in the 2008 period as compared to $255,581 in the 2007 period as well as the payment in the 2008 period of $70,000 in stock based compensation with no such payment in the 2007 period.

LIQUIDITY AND CAPITAL RESOURCES

For the nine-months ended December 31, 2008, net cash used to fund operating activities aggregated $(106,500), there was no net cash utilized by investing activities aggregated and net cash provided by financing activities aggregated $106,500.  By way of comparison, for the nine-months ended December 31, 2007,  net cash used to fund operating activities aggregated $(569,911), net cash utilized by investing activities aggregated $(27,161) and net cash provided by financing activities aggregated $817,622.

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

Atlantic Wine Agencies, Inc.
(Registrant)

Date: February 19, 2008                   /s/ Antonio Treminio
Antonio Treminio
President, Chief Financial Officer and Chief Executive Officer