Form 10-K
period 2009-03-31
Novo Energies Corp
filed 2009-07-14
CIK 1142790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2009

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to______________.

Commission file number 333-63432

NOVO ENERGIES CORPORATION
(Exact name of registrant as specified in its charter)

Florida	65-1102237
(State of Incorporation or Organization)	(IRS Employer Identification No.)

Europa Place d'Armes, 750 Côte de Place d'Armes
Suite 64, Montréal Qc H2Y 2X8
Canada
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (212) 315-9705

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                                           Name of each exchange on which registered

None                                                      None

Securities registered pursuant to section 12(g) of the Act:
Common Stock, $0.00001 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes   ☑No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ Yes   ☑No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☑Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐                                                                                                      Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)                        Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $1,052,520.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of June 25, 2009, common stock, $0.00001 par value: 24,952,338.

PART I

ITEM 1.BUSINESS

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

As a result of the Share Exchange, the Company had two wholly owned subsidiaries, Mount Rozier Estates (Pty) Limited and Mount Rozier Properties (Pty) Limited. Such companies owned a world class vineyard in the Stellenbosch region of Western Cape, South Africa. The vineyard and surrounding properties consisted of 80.9 hectares of arable land for viticultural as well as residential and commercial purposes. In the opinion of the management the site was a world class in terms of location, soil composition and future development potential.

Mount Rozier Estates (Pty) Limited and Mount Rozier Properties (Pty) Limited produced super premium quality wines on a boutique vineyard basis. We became a  notable producer of quality wines from South Africa by further: (i) developing and expanding our wine cellar tasting facilities and upgrading vineyards through better crop management; (ii) enhancing our strategic distribution channels with various international agents and direct route to market channels; and (iii) brand development efforts.

The launch of the wines under new patent branded labeling and marketing occurred in the fourth fiscal quarter of 2004 in South Africa and the United Kingdom.

Our wines were initially issued in three tiers: Mount Rozier a top quality super premium single vineyard brand; Rozier Bay a mid price range wine; Rozier Reef and a mainstream market product. Such wines received several significant awards recently and we have built a significant regional route to market for sales which is on target with our early internal projections.

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

On October 13, 2006, we entered into an agreement with Auction Alliance, the South African auction firm, to sell its Myrtle Grove Property and Estates. Assets including land, vineyards, winery equipment and stock will be included in the auction sale. Our management has concluded that (i) after expending considerable resources and efforts in developing its business and building world class wine brands from South Africa, significantly more capital is necessary to further grow the business which the Company is unable to procure on commercially acceptable terms, (ii) The ZAR (South African Rand) has shown considerable volatility related to uncertainty regarding future political situation and (iii) the best time to maximize our South African property and operations is by selling through the public auction process locally in South Africa prior to the growing season in the southern hemisphere.  The Company was unable to sell its business to any auction bidders because it could not agree on terms.

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

On May 5, 2008, the Board of Directors approved a 25:1 reverse stock split, which became effective May 19, 2008 due to IEC’s inability to satisfy our due diligence concerns.

On July 8, 2008, we terminated the share exchange agreement that we had entered with IEC on May 16, 2008.

As described in the Company’s notice mailed to its record shareholders on or about September 22, 2008, and as described in a current report filed with the U.S. Securities and Exchange Commission on September 22, 2008, holders of a majority of the Company’s outstanding common stock executed a written consent in lieu of an Annual Meeting (the “Written Consent”), effecting an action to approve a material definitive agreement with Fairhurst Properties, S.A,  known as the Split-Off Agreement, providing for the “Split-Off” of all of our interests in two wholly-owned subsidiaries, Mount Rozier Properties (Pty) Ltd. and Mount Rozier Estates (Pty) Ltd.  These two former subsidiaries owned and operated all the assets of our now former business including a vineyard in the Stellenbosch region of Western Cape, South Africa consisting of 70.9 hectares of arable land for viticultural as well as residential and commercial purposes.

In exchange for our interests in these two subsidiaries, with assets of approximately $2,123,688, as of June 30, 2008, Fairhurst Properties forgave debt of approximately $350,000 and assume liabilities of approximately $1,520,276, as of June 30, 2008.  As part of the Split-Off and the assumption of the subsidiaries’ liabilities, we transfered to Fairhurst our interest in intercompany loans and all amounts owed by the subsidiaries to us including, but not limited to, loans in the amount of approximately R12,521,900, or $1,615,729, (as of March 31, 2008) to Mount Rozier Properties (Pty) Limited and approximately R8,500,431, or $ 1,096,829, (as of March 31, 2008) to Mount Rozier Estates (Pty) Limited (the “Loans”).  The Split-Off contemplated by the Split-Off Agreement occurred on the date of the Split-Off Agreement.

Also on September 22, 2008, Lusierna Asset Management Ltd. (“Lusierna”) obtained a controlling interest in our common shares.  Lusierna is an affiliate of Antonio Treminio who, as described below, has become our sole director, Chief Financial Offer and Chief Executive Officer.

Lusierna obtained an interest in approximately 50% of our common stock pursuant to a Stock Purchase Agreement between Lusierna, and Sapphire Development Ltd., Crayson Properties Ltd. and Fairhurst Properties S.A (the “Sellers”).  Under the Share Purchase Agreement, the Sellers sold 2,310,086 shares of our common stock in exchange for $200,000.

Effective October 6, 2008, Adam Mauerberger resigned as a member of our Board of Directors and as our President, Chief Executive Officer and Chief Financial Officer. The resignations of Mr. Mauerberger were not the result of any disagreement with us on any matter relating to our operations, policies or practices.

Effective October 6, 2008, our Board of Directors appointed Antonio Treminio as director and as our President, Chief Executive Officer and Chief Financial Officer, filling the vacancies that existed as a result of Mr. Mauerberger’s resignation. The appointments of Mr. Treminio were not pursuant to any agreement or understanding between Mr. Treminio and any third party.  Mr. Treminio is an affiliate of Lusierna Asset Management Ltd that, as described above, has gained control of our company.

Present

On May 1, 2009, the Company entered into a three-year consulting agreement with Elso Investment Corporation to assist the company in developing an acquisition strategy and structure outside of North America and other services mutually agreed to by the Company and Elso Investment Corporation.  In connection with the agreement, the Company issued 900,000 shares of its common stock valued at $0.10 per share on May 8, 2009.

On May 1, 2009, the Company executed an employment agreement with Andre L’Heureux to be the Company’s President and Chief Operating Officer.  The agreement commences immediately and can be terminated by either party.  The agreement calls for a base salary of $6,500 per month effective August 1, 2009 and the issuance of 3,000,000 shares at $0.10 per share of the Company’s common stock which vests over a 36 month period.  The executive will also participate in a Company stock option plan.

On May 1, 2009, the Company entered into a consulting agreement with JMR Holdings, Inc. to assist the company in developing a business strategy, an acquisition strategy, and a sales and marketing strategy.  The agreement provides for a monthly retainer of $6,500 effective May 1, 2009 and the issuance of 3,000,000 shares at $0.10 per share of the Company’s common stock which will vest over a 36 month period.

On May 1, 2009, the Company entered into an agreement with Jeffrey Wolin to provide managerial consulting services.  The agreement provides for a monthly retainer of $2,500 effective July 1, 2009 and the issuance of 450,000 shares at $0.10 per share which vest over a 36 month period.

On May 1, 2009, the Company entered into an agreement with William Rosenstadt and Steven Sanders to assist the Company in developing business strategies, acquisition strategies, sales and marketing strategies and other services as mutually agreed to between consultant and Company.  The agreement calls for the issuance of 499,038 shares of common stock for the period May 1, 2009 to April 30, 2010.  On May 8, 2009, 450,000 shares were issued and valued at $0.10 per share.

On June 8, 2009, the Board of Directors approved the change of name to “Novo Energies Corporation”.  As described in the Company’s notice to be mailed to its record holders, and as described in a current report filed with the U.S. Securities and Exchange Commission on June 26, 2009, a majority of shareholders executed a written consent in lieu of an Annual Meeting (the “Written Consent”) effecting the change of the name of our business from “Atlantic Wine Agencies, Inc.” to “Novo Energies Corporation” on June 8, 2009 to better reflect what we intend to be our future operations.  We filed an amendment to our Articles of Incorporation on June 8, 2009 with the Florida Secretary of State to affect this name change after receiving the requisite corporate approval for the name change.

On June 23, 2009, the Board of Directors approved a 3-for-1 forward stock split.  Accordingly, all share and per share amounts have been retroactively adjusted.  See Note F of the Company’s financial statements.

In connection with our name change and the forward stock split, we were issued a new symbol on FINRA’s Over-the-Counter Bulletin Board.  Shares of our common stock are now quoted on the Over-the-Counter Bulletin Board under the symbol “NVNC”.

On July 8, 2009, the Company sold, under a private placement agreement, 229,000 units consisting of one share of common stock and one warrant for every two shares sold.  The units were sold at $0.35 per unit aggregating $80,150 to the Company.

Novo Energies Corporation (“Novo”) is commencing to develop a new process to transform plastic and tire waste products into liquid fuels such as diesel, gasoline and fuel additives combining thermolysis and gasification among other processes.

On July 10, 2009, we filed a Form 8-A with the U.S. Securities and Exchange Commission.  By filing this form, the Company has elected to register its shares with the U.S. Securities and Exchange Commission pursuant to Section 12(b) or (g) of the Securities Exchange Act of 1934 in connection with Registration No. 333-63432 filed on September 25, 2001.

ITEM 1A. RISK FACTORS

As a smaller reporting company, the Company is not required to provide this information.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We do not have any real property nor do we lease any real property.  To the extent that we have any office space, it has been provided to us free of charge by our Chief Executive Officer, but there is no agreement for its continued use.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) The Company's Common Stock is traded on the OTC-Bulletin Board under the symbol NVNC. The following sets forth the range of the closing bid prices for the Company's Common Stock for the period April 1, 2007 through July 13, 2009. Such prices represent inter-dealer quotations, do not represent actual transactions, and do not include retail mark-ups, mark-downs or commissions. Such prices were determined from information provided by a majority of the market makers for the Company's Common Stock.

	High Close(1)	Low Close(1)

2007/2008
First Quarter	0.02	0.02
Second Quarter	0.02	0.02
Third Quarter	0.02	0.02
Fourth Quarter	0.02	0.02

2008/2009
First Quarter	0.02	0.02
Second Quarter	0.75	0.55
Third Quarter	0.35	0.11
Fourth Quarter	0.30	0.10

2009/2010
First Quarter	0.75	0.15
Second Quarter (through 7/13/09)	1.70	0.26

(1) Prices prior to May 16, 2008 have been adjusted to reflect our 25-for-1 reverse split and our 3-for-1 forward split; and prices after May 16, 2008 and before June 8, 2009 have been adjusted to reflect our 3-for-1 forward split.

(b) The approximate number of holders of the Common Stock of the Company as of March 31, 2009 was 1,000.

(c) No cash dividends were declared by the Company during the fiscal year ended March 31, 2009. While the payment of dividends rests within the discretion of the Board of Directors, it is not anticipated that cash dividends will be paid in the foreseeable future, as the Company intends to retain earnings, if any, for use in the development of its business. The payment of dividends is contingent upon the Company's future earnings, if any, the Company's financial condition and its capital requirements, general business conditions and other factors.

(d) No shares were available for issuance under any equity compensation plan at March 31, 2009.

ITEM 6. SELECTED FINANCIAL DATA

As a smaller reporting company, the Company is not required to provide this information.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Going Concern

As indicated in the accompanying financial statements, the Company has incurred cumulative net operating losses of $8,846,157 since inception and has negative working capital of $111,754.  Management’s plans include the raising of capital through equity markets to fund future operations and the generating of revenue through its business.  Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations.  Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenues will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Subsequent Events

On May 1, 2009, the Company entered into a three-year consulting agreement with Elso Investment Corporation to assist the company in developing an acquisition strategy and structure outside of North America and other services mutually agreed to by the Company and Elso Investment Corporation.  In connection with the agreement, the Company issued 900,000 shares of its common stock valued at $0.10 per share on May 8, 2009.

On May 1, 2009, the Company executed an employment agreement with Andre L’Heureux to be the Company’s President and Chief Operating Officer.  The agreement commences immediately and can be terminated by either party.  The agreement calls for a base salary of $6,500 per month effective August 1, 2009 and the issuance of 3,000,000 shares at $0.10 per share of the Company’s common stock which vests over a 36 month period.  The executive will also participate in a Company stock option plan.

On May 1, 2009, the Company entered into a consulting agreement with JMR Holdings, Inc. to assist the company in developing a business strategy, an acquisition strategy, and a sales and marketing strategy.  The agreement provides for a monthly retainer of $6,500 effective May 1, 2009 and the issuance of 3,000,000 shares at $0.10 per share of the Company’s common stock which will vest over a 36 month period.

On May 1, 2009, the Company entered into an agreement with Jeffrey Wolin to provide managerial consulting services.  The agreement provides for a monthly retainer of $2,500 effective July 1, 2009 and the issuance of 450,000 shares at $0.10 per share which vest over a 36 month period.

On May 1, 2009, the Company entered into an agreement with William Rosenstadt and Steven Sanders to assist the Company in developing business strategies, acquisition strategies, sales and marketing strategies and other services as mutually agreed to between consultant and Company.  The agreement calls for the issuance of 499,038 shares of common stock for the period May 1, 2009 to April 30, 2010.  On May 8, 2009, 450,000 shares were issued and valued at $0.10 per share.

On June 8, 2009, the Board of Directors approved the change of name to “Novo Energies Corporation”.  As described in the Company’s notice to be mailed to its record holders, and as described in a current report filed with the U.S. Securities and Exchange Commission on June 26, 2009, a majority of shareholders executed a written consent in lieu of an Annual Meeting (the “Written Consent”) effecting the change of the name of our business from “Atlantic Wine Agencies, Inc.” to “Novo Energies Corporation” on June 8, 2009 to better reflect what we intend to be our future operations.  We filed an amendment to our Articles of Incorporation on June 8, 2009 with the Florida Secretary of State to affect this name change after receiving the requisite corporate approval for the name change.

On June 23, 2009, the Board of Directors approved a 3-for-1 forward stock split.  Accordingly, all share and per share amounts have been retroactively adjusted.  See Note F of the Company’s financial statements.

In connection with our name change and the forward stock split, we were issued a new symbol on FINRA’s Over-the-Counter Bulletin Board.  Shares of our common stock are now quoted on the Over-the-Counter Bulletin Board under the symbol “NVNC”.

On July 8, 2009, the Company sold, under a private placement agreement, 229,000 units consisting of one share of common stock and one warrant for every two shares sold.  The units were sold at $0.35 per unit aggregating $80,150 to the Company.

On July 10, 2009, we filed a Form 8-A with the U.S. Securities and Exchange Commission.  By filing this form, the Company has elected to register its shares with the U.S. Securities and Exchange Commission pursuant to Section 12(b) or (g) of the Securities Exchange Act of 1934 in connection with Registration No. 333-63432 filed on September 25, 2001.

RESULTS OF OPERATIONS

Operating costs for the year ended March 31, 2009 aggregated $513,587or ($0.03) per share as compared to $77,500 or ($0.01) per share for the year ended March 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

For the year ended March 31, 2009, net income aggregated ($334,868), with no net cash utilized by operating activities, investing activities or financing activities.

For the year ended March 31, 2008, net income aggregated ($762,059), with no net cash used by operating activities, investing activities or financing activities.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Recent Accounting Pronouncements Affecting the Company:

 In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 establishes a common definition for fair value to be applied to US GAAP guidance requiring the use of fair value, establishes a framework for measuring fair value, and expands the disclosure about such fair value measurements.  The application of SFAS No. 157 as it relates to financial assets and financial liabilities is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  On February 12, 2008, the FASB issued FSP FAS 157-2,

"Effective Date of FASB Statement No. 157," which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  The Company's adoption of SFAS No. 157 on February 3, 2008 for all financial assets and liabilities and any other assets and liabilities that are recognized or disclosed at fair value on a recurring basis did not impact the Company's consolidated financial statements.  The provisions of SFAS No. 157 are to be applied prospectively as of the beginning of the fiscal year in which it is applied, with any transition adjustment recognized as a cumulative effect adjustment to the opening balance of retained earnings.  The Company does not anticipate that the adoption of SFAS No. 157 for nonfinancial assets and liabilities measured at fair value on a non-recurring basis will have a material impact on its financial position and results of operations.

In February, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”).  SFAS 159 allows entities to measure at fair value many financial instruments and certain other assets and liabilities that are not otherwise required to be measured at fair value.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The Company adopted SFAS 159 on January 1, 2008.  Adoption of SFAS 157 did not have a material impact on the Company results of operations, cash flows or financial position.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations.  This standard establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and non-controlling interest in the acquiree and the goodwill acquired.  This statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination.  SFAS No. 141R is effective for acquisitions made after November 30, 2009.  The Company is currently evaluating the potential impact, if any, that the adoption of SFAS No. 141R will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements.  This standard outlines the accounting and reporting for ownership interest in a subsidiary  held by parties other than the parent.  SFAS No. 160 is effective for the first quarter of 2010.  The Company is currently evaluating the potential impact, if any, the adoption of SFAS No. 160 will have on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles." SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS No. 162 became effective in November 2008. Its adoption is not expected to have a material impact on the Company's consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, the Company is not required to provide this information.

10

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NOVO ENERGIES CORPORATION

(FORMERLY ATLANTIC WINE AGENCIES, INC. AND SUBSIDIARIES)

AUDITED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2009 AND 2008

MEYLER & COMPANY, LLC
CERTIFIED PUBLIC ACCOUNTANTS
ONE ARIN PARK
1715 HIGHWAY 35
MIDDLETOWN, NJ 07748

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Novo Energies Corporation
Montreal, Canada

We have audited the accompanying balance sheets of Novo Energies Corporation as of March 31, 2009 and 2008 and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended March 31, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Novo Energies Corporation as of March 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note A to the financial statements, the Company incurred a net loss from continuing operations of $513,587 in 2009 and had an accumulated deficit of $8,846,157 at March 31, 2009, and there are existing uncertain conditions the Company faces relative to its’ ability to obtain capital and operate successfully. These conditions raise substantial doubt about its’ ability to continue as a going concern.  Management’s plans regarding these matters are also described in Note A.  The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

/s/ Meyler & Company, LLC

Middletown, NJ
July 10, 2009

NOVO ENERGIES CORPORATION
(FORMERLY ATLANTIC WINE AGENCIES INC. AND SUBSIDIARIES)

CONSOLIDATED BALANCE SHEETS

ASSETS
	March 31,
	2009	2008

NET ASSETS OF DISCONTINUED OPERATIONS	$-	$217,724
TOTAL ASSETS	$-	$217,724

LIABILITIES AND STOCKHOLDERS' EQUITY DEFICIT

CURRENT LIABILITIES
Related party payable	$101,120	$-
Accrued expenses	10,634	-
Total current liabilities	111,754	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, par value $0.00001; 1,000,000,000 shares
authorized, 17,152,338 and 13,562,859 issued and
outstanding at March 31, 2009 and 2008, respectively	172	136
Additional paid-in capital	8,734,231	8,364,267
Accumulated other comprehensive gain	-	364,610
Accumulated deficit	(8,846,157)	(8,511,289)
Total Stockholders' Equity (Deficit)	(111,754)	217,724

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
DEFICIT	$-	$217,724

See accompanying notes to financial statements.

NOVO ENERGIES CORPORATION
(FORMERLY ATLANTIC WINE AGENCIES INC. AND SUBSIDIARIES)

STATEMENTS OF OPERATIONS

	For the Year March 31,
	2009	2008

OPERATING EXPENSES
General and administrative	$513,587	$77,500

LOSS FROM CONTINUING OPERATIONS	(513,587)	(77,500)

DISCONTINUED OPERATIONS (NET OF TAXES)
Loss from discontinued operations (net of tax of $0)	(296,617)	(684,559)
Gain on disposal of discontinued operations (net tax of $0)	475,336	-
Income (loss) from discontinued operations	178,719	(684,559)

NET INCOME ( LOSS)	$(334,868)	$(762,059)

NET INCOME (LOSS) PER SHARE (BASIC AND DILUTED)
Continuing operations	$(0.03)	$(0.01)
Discontinued operations	0.01	(0.06)
Total	$(0.02)	$(0.07)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	14,157,270	11,061,111

See accompanying notes to financial statements.

NOVO ENERGIES CORPORATION
(FORMERLY ATLANTIC WINE AGENCIES INC. AND SUBSIDIARIES)

STATEMENTS OF CASH FLOWS

	For the Years Ended March 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(334,868)	$(762,059)
(Income) loss from discontinued operations	(178,719)	684,559
Adjustments to reconcile net income (loss) to cash provided by
(used in) operating activities:
Stock based compensation
Discontinued operations	70,000	-
Continuing operations	300,000	-
Cash used in operating activities-continuing operations:	-	-
Related party payable	101,120	-
Accrued expenses	10,634	-
Cash used in operating activities-discontinued operations	31,833	77,500
Cash provided by (used in) operating activities	-	-

CASH FLOWS FROM INVESTING ACTIVITIES
Cash provided by investing activities-continuing operations	-	-
Cash provided by investing activities-discontinued operations	-	-
Cash provided by (used in) investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Cash provided by financing activities-continuing operations	-	-
Cash provided by financing activities-discontinued operations	-	-
Cash provided by (used in) financing activities

INCREASE IN CASH	-	-
CASH, BEGINNING OF YEAR	-	-
CASH, END OF YEAR	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Net assets spun-out to former management and shareholders	$217,724

See accompanying notes to financial statements.

NOVO ENERGIES CORPORATION
(FORMERLY ATLANTIC WINE AGENCIES INC. AND SUBSIDIARIES)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

					Accumulated
					Other
	Common Stock		Paid in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total

Balance, March 31, 2007	10,358,865	$104	$7,830,300	$(7,749,230)	$444,793	$525,967

Issuance of common stock at $0.166 per
share to reduce related party debt	3,203,994	32	533,967	-	-	533,999
Net loss for the year ended
March 31, 2008	-	-	-	(762,059)	-	(762,059)
Translation adjustment	-	-	-	-	(80,183)	(80,183)
Balance, March 31, 2008	13,562,859	136	8,364,267	(8,511,289)	364,610	217,724

Net loss for the year ended
March 31, 2009	-	-	-	(334,868)	-	(334,868)
Translation adjustment	-	-	-	-	268,622	268,622
Shares issued in connection with consulting
service at $0.116 per share	600,000	6	69,994	-	-	70,000
Fractional share adjustment in connection with
reverse and forward splits	1,479	-	-	-	-	-
Shares issued for consulting services at
$0.10 per share	3,000,000	30	299,970	-	-	300,000
Adjustment for shares previously accrued and
not issued in connection with settlement
contract	(12,000)	-	-	-	-	-
Reclassification adjustment for gain realized
on spin-out of foreign subsidiaries	-	-	-	-	(633,232)	(633,232)

Balance, March 31, 2009	17,152,338	$172	$8,734,231	$(8,846,157)	$-	$(111,754)
See accompanying notes to financial statements.

NOVO ENERGIES CORPORATION

(FORMERLY AUSTRALIAN FOREST INDUSTRIES, INC.  AND SUBSIDIARIES)

NOTES TO FINANCIAL STATEMENTS
March 31, 2009

NOTE A – NATURE OF BUSINESS AND GOING CONCERN

Nature of Business

Novo Energies Corporation (“Novo”) formerly known as Atlantic Wine Agencies, Inc. (“Atlantic”) is organized under the laws of the State of Florida.  Novo is commencing to develop a new process to transform plastic and tire waste products into liquid fuels such as diesel, gasoline and fuel additives combining thermolysis and gasification among other processes.  Atlantic had vineyards and a winery in South Africa.  The operations of Atlantic were spun-out to the stockholders in September 2008 and a change of control occurred on October 7, 2008.

Going Concern

As indicated in the accompanying financial statements, the Company has incurred cumulative net operating losses of $8,846,157 since inception and has negative working capital of $111,754.  Management’s plans include the raising of capital through equity markets to fund future operations and the generating of revenue through its business.  Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations.  Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenues will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE B – CHANGE OF CONTROL

Lusierna Asset Management Ltd. (“Lusierna”) has obtained a controlling interest in the Company’s common shares. Lusierna is an affiliate of Antonio Treminio who became the Company’s new sole Director, President, Chief Executive Officer and Chief Financial Officer on October 7, 2008.  Lusierna obtained an interest in approximately 50% of the Company’s common stock pursuant to a stock purchase agreement between Lusierna and Sapphire Development Ltd., Crazson Properties, Ltd. and Fairhurst Properties S.A. (“the Sellers”).  Under the Share Purchase Agreement, the Sellers sold 2,310,086 shares of the Company’s common stock in exchange for $200,000.

NOTE C – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of the financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

NOVO ENERGIES CORPORATION

(FORMERLY AUSTRALIAN FOREST INDUSTRIES, INC.  AND SUBSIDIARIES)

NOTES TO FINANCIAL STATEMENTS
March 31, 2009

NOTE C – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Foreign Currency Translation

For 2008 and  prior to the spin-out of its wholly owned foreign subsidiaries, the Company considered the South African Rand to be its functional currency.  Assets and liabilities were translated into US dollars at year-end exchange rates.  Statement of operations amounts were translated using the average rate during the year.  Gains and losses resulting from translating foreign currency financial statements were included in accumulated other comprehensive gain or loss, a separate component of stockholders’ deficit.

Cash Equivalents

For purposes of reporting cash flows, cash equivalents include investment instruments purchased with an original maturity of three months or less.  There were no cash equivalents in 2009 or 2008.

Equipment and Depreciation

Equipment is stated at cost and is depreciated using the straight line method over the estimated useful lives of the respective assets.  Routine maintenance, repairs and replacement costs are expensed as incurred and improvements that extend the useful life of the assets are capitalized.  When equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is recognized in operations.   The Company disposed all of its property and equipment during 2008.

Consolidated Financial Statements

The financial statements previously included its wholly owned subsidiaries where all significant intercompany transactions and balances were eliminated in consolidation. As mentioned in Note A, the company spun-out the operations of Atlantic to the principal shareholders and Directors, personally.  Subsequent to this transfer, the Company did not have any subsidiaries.

Net Loss Per Common Share

The Company computes per share amounts in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share”.  SFAS No. 128 requires presentation of basic and diluted EPS.  Basic EPS is computed by dividing the income (loss) available to Common Stockholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS is based on the weighted-average number of shares of Common Stock and Common Stock equivalents outstanding during the periods.  A fully diluted calculation was not presented since the results would be anti-dilutive.

Stock Based Compensation

The Company accounts for stock issued for services using the fair value method.  In accordance with the Emergency Issues Task Force (“EITF”) 96-18, the measurement date of shares issued for service is the date at which the counterpart’s performance is complete.

NOVO ENERGIES CORPORATION

(FORMERLY AUSTRALIAN FOREST INDUSTRIES, INC.  AND SUBSIDIARIES)

NOTES TO FINANCIAL STATEMENTS
March 31, 2009

NOTE C – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Values of Financial Instruments

The Company uses financial instruments in the normal course of business.  The carrying values of accrued expenses approximate their fair value due to the short-term maturities of these liabilities.

Revenue Recognition

The Company’s former business activities were in the production and sale of premium wines.  Revenue was recognized when pervasive evidence of an arrangement existed, delivery had occurred, fee was determinable and collectability was probable.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”).  SFAS 109 requires the determination of deferred tax assets and liabilities based on the differences between the financial statement and income tax bases of assets and liabilities, and using estimated tax rates in effect for the year in which the differences are expected to reverse.  The measurement of a deferred tax asset is adjusted by a valuation allowance, if necessary, to recognize tax benefits only to the extent that, based on available evidence, it is more likely than not that they will be realized.  In determining the valuation allowance, the Company considers factors such as the reversal of deferred income tax liabilities, projected taxable income and the character of income tax assets and tax planning strategies.  A change to these factors could impact the estimated valuation allowance and income tax expense.

Effective January 1, 2007, the Company adopted the provisions of FIN 48, which clarifies the accounting for income tax positions by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements.  FIN 48 also provides guidance on the derecognition of previously recognized deferred tax items, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.  Under FIN 48, the Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the tax position.  The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution.  Adoption of FIN 48 did not have a material impact on the Company’s operations or financial condition.

Recent Accounting Pronouncements

 In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 establishes a common definition for fair value to be applied to US GAAP guidance requiring the use of fair value, establishes a framework for measuring fair value, and expands the disclosure about such fair value measurements.  The application of SFAS No. 157 as it relates to financial assets and financial liabilities is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  On February 12, 2008, the FASB issued FSP FAS 157-2,

NOVO ENERGIES CORPORATION

(FORMERLY AUSTRALIAN FOREST INDUSTRIES, INC.  AND SUBSIDIARIES)

NOTES TO FINANCIAL STATEMENTS
March 31, 2009

NOTE C – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

"Effective Date of FASB Statement No. 157," which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  The Company's adoption of SFAS No. 157 on February 3, 2008 for all financial assets and liabilities and any other assets and liabilities that are recognized or disclosed at fair value on a recurring basis did not impact the Company's consolidated financial statements.  The provisions of SFAS No. 157 are to be applied prospectively as of the beginning of the fiscal year in which it is applied, with any transition adjustment recognized as a cumulative effect adjustment to the opening balance of retained earnings.  The Company does not anticipate that the adoption of SFAS No. 157 for nonfinancial assets and liabilities measured at fair value on a non-recurring basis will have a material impact on its financial position and results of operations.

In February, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”).  SFAS 159 allows entities to measure at fair value many financial instruments and certain other assets and liabilities that are not otherwise required to be measured at fair value.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The Company adopted SFAS 159 on January 1, 2008.  Adoption of SFAS 157 did not have a material impact on the Company results of operations, cash flows or financial position.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations.  This standard establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and non-controlling interest in the acquiree and the goodwill acquired.  This statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination.  SFAS No. 141R is effective for acquisitions made after November 30, 2009.  The Company is currently evaluating the potential impact, if any, that the adoption of SFAS No. 141R will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements.  This standard outlines the accounting and reporting for ownership interest in a subsidiary  held by parties other than the parent.  SFAS No. 160 is effective for the first quarter of 2010.  The Company is currently evaluating the potential impact, if any, the adoption of SFAS No. 160 will have on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles." SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS No. 162 became effective in November 2008. Its adoption is not expected to have a material impact on the Company's consolidated financial statements.

NOVO ENERGIES CORPORATION

(FORMERLY AUSTRALIAN FOREST INDUSTRIES, INC.  AND SUBSIDIARIES)

NOTES TO FINANCIAL STATEMENTS
March 31, 2009

NOTE D - DISCONTINUED OPERATIONS

On September 22, 2008, the Company entered into a material definitive agreement with Fairhurst Properties, S.A. (“Fairhurst”).   Fairhurst is a company owned 100% by the Company’s former principal shareholder and Chief Executive Officer.  The spin-out agreement provides for the split-off  of all of the Company’s interests in two wholly owned subsidiaries, Mount Rozier Properties (Pty) Ltd. and Mount Rozier Estate (Pty) Ltd. located in South Africa.  The wholly owned subsidiaries owned all of the assets of the Company.  In exchange for all of the assets surrendered and spun-off, Fairhurst assumed all of the debt and obligations of the subsidiaries.

Summarized financial information for the discontinued operations is shown below:
	For the Years Ended March 31,
	2009	2008
Revenues	$116,705	$196,920
Loss from discontinued operations	$296,617	$684,559
Gain on disposal of discontinued operations	(475,336)
	$178,719	$684,559

The following represents the net assets of the entities discontinued at March 31, 2009 and 2008.

	For the Years Ended March 31,
	2009	2008
Cash	-	$448
Accounts receivable	-	71,948
Inventory	-	169,832
Prepaid expenses	-	124
Property and equipment, net	-	2,229,649
Trademark	-	1,148
Bank overdraft	-	(887,037)
Loan from Sapphire Development Limited	-	(345,940)
Accounts payable	-	(126,049)
Accrued expenses	-	(255,840)
Loan payable to principal officer	-	(423,888)
Advance payment on sale of land	-	(148,260)
Deferred revenue	-	(68,411)
	-	$217,724

NOVO ENERGIES CORPORATION

(FORMERLY AUSTRALIAN FOREST INDUSTRIES, INC.  AND SUBSIDIARIES)

NOTES TO FINANCIAL STATEMENTS
March 31, 2009

NOTE E - RELATED PARTY PAYABLE

At March 31, 2009, the related party payable of $101,120 represents the unpaid salary to the Chief Executive Officer of $70,000, unreimbursed travel expenses of $5,000 and expenses paid by the Chief Executive officer on behalf of the company aggregating $26,120.

NOTE F - STOCKHOLDERS’ EQUITY

On April 17, 2008, the Company issued 600,000 shares of its common stock to Fairhurst Properties, S.A. for consulting services in connection with the spin-out of the assets of the Company’s two formerly owned subsidiaries.  The shares were valued at $0.116 per share

On May 19, 2008, the Board of Directors approved a 25:1 reverse stock split.  Accordingly, all shares and per share amounts have been restated to reflect the reverse split.  There was a fractional share adjustment of 1,479 shares as a result of the reverse and forward splits.  On June 23, 2009, the Board of Directors approved a 3 for 1 forward stock split.  Accordingly, all share and per share amounts have been retroactively adjusted.

On November 10, 2008, the Company’s Chief Executive Officer and President was given 3,000,000 shares of common stock for consulting services.  The shares were value at $0.10 per share.

The Company had accrued 12,000 shares of its common stock for a former Atlantic executive.  In connection with a settlement agreement upon his termination, these shares were never issued and accordingly have been adjusted.

NOTE G - EMPLOYMENT AGREEMENT

On July 10, 2009, the Company entered into an employment agreement with its Chief Executive Officer with an effective date of September 22, 2008, which can be terminated by either party for any reason at will.  The agreement calls for a monthly salary of $10,000.  The Company will create an incentive stock option plan and award stock options equal to 5% of the Company’s issued and outstanding common stock at the date of the agreement.

NOTE I - SUBSEQUENT EVENTS

On May 1, 2009, the Company entered into a three year consulting agreement with Elso Investment Corporation to assist the company in developing an acquisition strategy and structure outside of North America and other services mutually agreed to by the Company and Elso Investment Corporation.  In connection with the agreement, the Company issued 900,000 shares of its common stock valued at $0.10 per share on May 8, 2009.

On May 1, 2009, the Company executed an employment agreement with Andre L’Heureux to be the Company’s President and Chief Operating Officer.  The agreement commences immediately and can be terminated by either party.  The agreement calls for a base salary of $6,500 per month effective August 1, 2009 and the issuance of 3,000,000 shares at $0.10 per share of the Company’s common stock which vests over a 36 month period.  The executive will also participate in a Company stock option plan.

On May 1, 2009, the Company entered into a consulting agreement with JMR Holdings, Inc. to assist the company in developing a business strategy, an acquisition strategy, and a sales and marketing strategy.

NOVO ENERGIES CORPORATION

(FORMERLY AUSTRALIAN FOREST INDUSTRIES, INC.  AND SUBSIDIARIES)

NOTES TO FINANCIAL STATEMENTS
March 31, 2009

NOTE I - SUBSEQUENT EVENTS (CONTINUED)

The agreement provides for a monthly retainer of $6,500 effective May 1, 2009 and the issuance of 3,000,000 shares at $0.10 per share of the Company’s common stock which will vest over a 36 month period.

On May 1, 2009, the Company entered into an agreement with Jeffrey Wolin to provide managerial consulting services.  The agreement provides for a monthly retainer of $2,500 effective July 1, 2009 and the issuance of 450,000 shares at $0.10 per share which vest over a 36 month period.

On May 1, 2009, the Company entered into an agreement with William Rosenstadt and Steven Sanders to assist the Company in developing business strategies, acquisition strategies, sales and marketing strategies and other services as mutually agreed to between consultant and Company.  The agreement calls for the issuance of 499,038 shares of common stock for the period May 1, 2009 to April 30, 2010.  On May 8, 2009, 450,000 shares were issued and valued at $0.10 per share.

On June 8, 2009, the Board of Directors approved the change of name to “Novo Energies Corporation”.

On June 23, 2009, the Board of Directors approved a 3 for 1 forward stock split.  Accordingly, all share and per share amounts have been retroactively adjusted.  See Note F.

On July 8, 2009, the Company sold, under a private placement agreement, 229,000 units consisting of one share of common stock and one warrant for every two shares sold.  The units were sold at $0.35 per unit aggregating $80,150 to the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

For the fiscal year ended March 31, 2009, our accountants were Meyler & Company, LLC, independent certified public accountants. At no time has there been any disagreement with either such accountants regarding any matter of accounting principals or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 9A(T).  CONTROLS AND PROCEDURES

Responsibility For Financial Information — Management is responsible for the preparation, accuracy, integrity and objectivity of the Consolidated Financial Statements and the other financial information included in this report.  Such information has been prepared in conformity with accounting principles generally accepted in the United States of America and accordingly, includes certain amounts that represent management’s best estimates and judgments. Actual amounts could differ from those estimates.

Responsibility for Internal Controls — Management is also responsible for establishing and maintaining adequate internal controls over financial reporting. These internal controls consist of policies and procedures that are designed to assess and monitor the effectiveness of the control environment including: risk identification, governance structure, delegations of authority, information flow, communications and control activities.  While no system of internal controls can ensure elimination of all errors and irregularities, Novo Energies Corporation’s internal controls, which are reviewed and modified in response to changing conditions, have been designed to provide reasonable assurance that assets are safeguarded, policies and procedures are followed, transactions are properly executed and reported, and appropriate disclosures are made. The concept of reasonable assurance is based on the recognition that there are limitations in all systems of internal control and that the costs of such systems should be balanced with their benefits.

Report On Internal Control Over Financial Reporting — Management has evaluated the Company’ internal control over financial reporting as of March 31, 2009. This evaluation was based on criteria for effective internal control over financial reporting set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting is effective as of March 31, 2009.  This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

 Report On Disclosure Controls And Procedures — As of March 31, 2009, management carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, it concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed in its periodic filings under the Exchange Act is accumulated and communicated to us to allow timely decisions regarding required disclosures, and such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

OFFICERS AND DIRECTORS

Messr. Antonio Treminio is the sole director of the Company. The Company's director is elected at each Annual Meeting of Shareholders. The sole director currently serving on the Company's Board and the executive officers are set forth in the table below:

Name	Age	Positions and Offices With The Company
Antonio Treminio	39	Chief Executive Officer and Chairman of the Board
Andre L’Heureux	50	President and Chief Operating Officer.

No director holds any directorship in a company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 or subject to the requirements of Section 15(d) of such Act. No director holds any directorship in a company registered as an investment company under the Investment Company Act of 1940.

As the Board of Directors only has one director and two employees, no Audit or Strategy Committee has been established. The Company does not have a standing nominating committee or any committee performing a similar function. For the above reasons, the Company has not adopted a code of ethics.

The following is a biographical summary of the directors and officers of the Company:

Antonio Treminio

Since 1996 Mr. Antonio Treminio, has been involved as a consultant to public traded companies, participating in structuring mergers and acquisition, re-capitalization, financing in the mining / precious metals & energy sector.  Since 2003, Mr. Treminio has been the president of Lusierna Asset Management Ltd. In 1993, after finishing his attending his studies in Business Administration at Loyalist College in Belleville, Ontario, Mr. Treminio started his career in the private banking sector with Dean Witter Reynolds.  In 1995, he joined PaineWebber to further his career while focusing on establishing Strategic Alliances and/or Referral Agreements with top-tier Latin American financial institutions.  Mr. Treminio currently serves as Chief Executive Officer and Chairman of the Board of Blackbird Petroleum Corp., a company quoted on the Over-the-Counter Bulletin Board under the symbol "BBRD".

Andre L’Heureux

Mr. L'Heureux has over 25 years of experience in the chemical and biotechnological sector. He will be responsible for the planning, implementation and production of our proposed first operating plastics and synthetic tire depolymerization plants in Quebec, Canada.  Previously, Mr. L'Heureux was the President of Chemco Inc., a private chemical company for industrial water treatment products. Mr. L'Heureux has been a researcher in the development of polymer and biopolymer products. In 1984, he finished his studies as mechanical technologist from Limoilou College. Mr. L'Heureux continued his studies in the field of business administration at the University of Quebec.

COMPLIANCE WITH SECTION 16(a) OF THE
SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934 requires executive officers and directors who beneficially own more than ten percent (10%) of the Company's Common Stock to file initial reports of ownership and reports of changes of ownership with the Securities and Exchange Commission. Executive officers, directors and greater than ten percent (10%) beneficial owners are required by Commission regulations to furnish the Company with copies of all Section 16(a) forms they file.

The information required to be compliant with Section 16(a) is found herein. However, at the present time the required individuals have not filed the appropriate Section 16(a) forms although it has been represented to the Company that such are being prepared and will be filed shortly after the filing of this annual report.

ITEM 11. EXECUTIVE COMPENSATION

Except as set out below, the Company has not paid in either 2009 or 2008 any annual or long-term compensation through the latest practicable date to the Chief Executive Officer of the Company and sole director of the Company or to any executive officers of the Company or directors of the Company who held such positions during 2009.

Employment Contracts

On July 10, 2009, the Company executed an employment agreement with Antonio Treminio to be the Company’s Chief Executive Officer and Chairman of the Board of Directors.  The agreement can be terminated by either party.  The agreement calls for a base salary of $10,000 per month effective September 22, 2008 and the issuance of  incentive stock options equal to Five Percent (5%) of all of the Company’s issued and outstanding common stock on September 22, 2008 (the “Stock Options”).  Twenty Percent (20%) of the Stock Options shall vest for each plastic and/or tire facility constructed during the five years subsequent to the date herein so long as each plastic facility has a capacity to process 15 tons of plastic waste per day and/or each tire facility has the capacity to process 30 tons of tire waste per day.  One Hundred Percent (100%) of the Stock Options shall vest upon the occurrence of a Change of Control as it is defined in the employment agreement.  The Company will create an incentive stock option plan and award stock options equal to 5% of the Company’s issued and outstanding common stock at the date of the agreement.

At March 31, 2009, the related party payable of $101,120 reflected in our financial statements represents the unpaid salary to the Chief Executive Officer of $70,000, unreimbursed travel expenses of $5,000 and expenses paid by the Chief Executive officer on behalf of the company aggregating $26,120.

On May 1, 2009, the Company executed an employment agreement with Andre L’Heureux to be the Company’s President and Chief Operating Officer.  The agreement commences immediately and can be terminated by either party.  The agreement calls for a base salary of $6,500 per month effective August 1, 2009 and the issuance of 3,000,000 shares at $0.10 per share of the Company’s common stock which vests over a 36 month period.  The executive will also participate in a Company stock option plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT  AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners

The following table sets forth information regarding the beneficial ownership of the shares of the Common Stock (the only class of shares previously issued by the Company) at June 25, 2009, by (i) each person known by the Company to be the beneficial owner of more than five percent (5%) of the Company’s outstanding shares of Common Stock,  (ii) each director of the Company, (iii) the executive officers of the Company, and (iv) by all directors and executive officers of the Company as a group.  Each person named in the table, has sole voting and  investment  power with respect to all shares shown as beneficially owned by such person and can be contacted at the address of the Company.

Title of Class	Name of Beneficial Owner	Shares of Common Stock	Percent of Class

Common	Lusierna Asset Management As Agent1 650 Notre Dame West Apt 1101 Montreal, QUE H3C 1J2 Canada	4,302,258	17.24%
Common	Antonio Treminio 650 Notre Dame West Apt 1101 Montreal, QUE H3C 1J2 Canada	3,000,000	12.02%
Common	JMR Holdings, Inc. Hamilton Villa Hamilton State Nevis, Federation of St. Kittes and Nevis West Indies	3,000,000	12.02%
Common	Andre L’Heureux 1205 Olivier Vien Roberval, QUE G8H 3A2 Canada	3,000,000	12.02%
Common	Elso Investment Corp World Financial Center Suite 101 Panama, Republic of Panama	1,590,000	6.37%

Directors and Officers as a group		10,302,258	41.28%

1Mr. Treminio is the sole shareholder of Lusierna Asset Management who is holding these shares as agent for several beneficial owners.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

As described in the Company’s notice mailed to its record shareholders on or about September 22, 2008, and as described in a current report filed with the U.S. Securities and Exchange Commission on September 22, 2009, holders of a majority of the Company’s outstanding common stock executed a written consent in lieu of an Annual Meeting (the “Written Consent”), effecting an action to approve a material definitive agreement with Fairhurst Properties, S.A,  known as the Split-Off Agreement, providing for the “Split-Off” of all of our interests in two wholly-owned subsidiaries, Mount Rozier Properties (Pty) Ltd. and Mount Rozier Estates (Pty) Ltd.  These two former subsidiaries owned and operated all the assets of our now former business including a vineyard in the Stellenbosch region of Western Cape, South Africa consisting of 70.9 hectares of arable land for viticultural as well as residential and commercial purposes.

The company’s former President, Chief Executive Officer and sole director, Adam Mauerberger, was the sole shareholder of Fairhurst Properties S.A. during the Split-Off.  As a result, he is a related party for whom disclosure pursuant to this Item 13 is required.

In exchange for our interests in these two subsidiaries, with assets of approximately $2,123,688, as of June 30, 2008, Fairhurst Properties forgave debt of approximately $350,000 and assume liabilities of approximately $1,520,276, as of June 30, 2008.  As part of the Split-Off and the assumption of the subsidiaries’ liabilities, we transfered to Fairhurst our interest in intercompany loans and all amounts owed by the subsidiaries to us including, but not limited to, loans in the amount of approximately R12,521,900, or $1,615,729, (as of March 31, 2008) to Mount Rozier Properties (Pty) Limited and approximately R8,500,431, or $ 1,096,829, (as of March 31, 2008) to Mount Rozier Estates (Pty) Limited (the “Loans”).  The Split-Off contemplated by the Split-Off Agreement occurred on the date of the Split-Off Agreement.

Also on September 22, 2008, Lusierna Asset Management Ltd. (“Lusierna”) obtained a controlling interest in our common shares.  Lusierna is an affiliate on Antonio Treminio who, as described below, has become our new sole director and our Chief Executive Offer and Chief Financial Officer.

Lusierna obtained an interest in approximately 50% of our common stock pursuant to a Stock Purchase Agreement between Lusierna, and Sapphire Development Ltd., Crayson Properties Ltd. and Fairhurst Properties S.A (the “Sellers”).  Under the Share Purchase Agreement, the Sellers sold 2,310,086 shares of our common stock in exchange for $200,000.

At March 31, 2009, the related party payable of $101,120 reflected in our financial statements represents the unpaid salary to related party Antonio Treminio, the Chief Executive Officer, of $70,000, unreimbursed travel expenses of $5,000 and expenses paid by the Chief Executive officer on behalf of the company aggregating $26,120.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

	Year Ended March 31, 2008	Year Ended March 31, 2009

Audit Fees	$27,500	$40,000
Audit Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
	$27,500	$40,000

Audit Fees

Audit fees are the aggregate fees billed for professional services rendered by our independent auditors for the audit of our annual financial statements, the review of the financial statements included in each of our quarterly reports and services provided in connection with statutory and regulatory filings or engagements.

Audit Related Fees

Audit related fees are the aggregate fees billed by our independent auditors for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not described in the preceding category.

Tax Fees

Tax fees are billed by our independent auditors for tax compliance.

All Other Fees

All other fees include fees billed by our independent auditors for products or services other than as described in the immediately preceding three categories.

PART IV

ITEM 15. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit Number Exhibit Description

31.1 Section 302 Certification
32.1 Section 906 Certification

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVO ENERGIES CORPORATION

/s/ Antonio Treminio
Name: Antonio Treminio
Title: Chairman of the Board, Chief Executive Officer,
Chief Financial Officer and Secretary
Date: July 14, 2009