Form 10-Q
period 2009-06-30
Novo Energies Corp
filed 2009-08-19
CIK 1142790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   to

Commission file number 000-53723

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes☐ No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☐ Accelerated Filer  ☐ Non-Accelerated Filer  ☐ Smaller Reporting Company  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 19, 2009:  24,952,338

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

ITEM 1. FINANCIAL STATEMENTS

NOVO ENERGIES CORPORATION
(FORMERLY ATLANTIC WINE AGENCIES INC. AND SUBSIDIARIES)

BALANCE SHEETS

ASSETS
	June 30,	March 31,
	2009	2009
	(Unaudited)

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Related party payable	139,897	$101,120
Accrued expenses	95,223	10,634
Accrued payroll	30,000
Payroll taxes payable	2,119
Miscellaneous payables	3,212
Total current liabilities	270,451	111,754

STOCKHOLDERS' DEFICIT
Common stock, par value $0.00001; 1,000,000,000 shares
authorized, 24,952,338 and 17,152,338 issued and
outstanding at June 30, 2009 and March 31,2009,
respectively	250	172
Additional paid-in capital	8,782,486	8,734,231
Accumulated deficit	(9,053,187)	(8,846,157)
Total Stockholders' Deficit	(270,451)	(111,754)

TOTAL LIABILITIES AND STOCKHOLDERS'
DEFICIT	$-	$-

See accompanying notes to financial statements.

NOVO ENERGIES CORPORATION
(FORMERLY ATLANTIC WINE AGENCIES INC. AND SUBSIDIARIES)

STATEMENTS OF OPERATIONS

	For the Three Months Ended
	June 30,
	2009	2008
	Unaudited
OPERATING EXPENSES
Stock based compensation	$48,333
Payroll and other related items	32,119
General and administrative	126,578	$237,537
Total Expenses	207,030	237,537

LOSS FROM CONTINUING OPERATIONS	(207,030)	(237,537)

DISCONTINUED OPERATIONS (NET OF TAXES)
Loss from discontinued operations (net of tax of $0)		(57,153)
Loss from discontinued operations	-	(57,153)

NET LOSS	$(207,030)	$(294,690)

NET LOSS PER SHARE (BASIC AND DILUTED)
Continuing operations	$(0.01)	$(0.02)
Discontinued operations	-	-
Total	$(0.01)	$(0.02)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	17,391,348	13,562,859

See accompanying notes to financial statements.

NOVO ENERGIES CORPORATION
(FORMERLY ATLANTIC WINE AGENCIES INC. AND SUBSIDIARIES)

STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	June 30,
	2009	2008
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(207,030)	$(294,690)
Loss from discontinued operations		57,153
Adjustments to reconcile net loss to cash provided by
operating activities:
Stock based compensation	48,333
Cash used in operating activities-continuing operations:	-	-
Related party payable	38,777	-
Accrued expenses	119,920	-
Cash used in operating activities-discontinued operations		237,537
Cash provided by (used in) operating activities	-	-

CASH FLOWS FROM INVESTING ACTIVITIES
Cash provided by investing activities-continuing operations	-	-
Cash provided by investing activities-discontinued operations	-	-
Cash provided by (used in) investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Cash provided by financing activities-continuing operations	-	-
Cash provided by financing activities-discontinued operations	-	-
Cash provided by (used in) financing activities

INCREASE IN CASH	-	-
CASH, BEGINNING OF YEAR	-	-
CASH, END OF PERIOD	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

NONE

See accompanying notes to financial statements.

NOVO ENERGIES CORPORATION

(FORMERLY AUSTRALIAN FOREST INDUSTRIES, INC.  AND SUBSIDIARIES)

NOTES TO FINANCIAL STATEMENTS
June 30, 2009 (Unaudited)

NOTE A -      BASIS OF PRESENTATION, NATURE OF BUSINESS AND GOING CONCERN

Basis of Presentation

The accompanying condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included.  Results for the three months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending March 31, 2010.  For further information, refer to the financial statements and footnotes thereto included in the Novo Energies Corporation annual report on Form 10-KSB for the year ended March 31, 2009.

Nature of Business

Novo Energies Corporation (“Novo”) formerly known as Atlantic Wine Agencies, Inc. (“Atlantic”) is organized under the laws of the State of Florida.  Novo is commencing to develop a new process to transform plastic and tire waste products into liquid fuels such as diesel, gasoline and fuel additives combining thermalysis and gasification among other processes.  Atlantic had vineyards and a winery in South Africa.  The operations of Atlantic were spun-out to the stockholders in September 2008 and a change of control occurred on October 7, 2008.  The Company changed its name to Novo Energies Corporation on June 8, 2009.  The 2008 Financial Statements have been reclassified to give effect to the discontinued operations.

Going Concern

As indicated in the accompanying financial statements, the Company has incurred cumulative net operating losses of $9,053,187 since inception and has negative working capital of $270,451.  Management’s plans include the raising of capital through equity markets to fund future operations and the generating of revenue through its business.  Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations.  Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenues will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE B - CHANGE OF CONTROL

Lusierna Asset Management Ltd. (“Lusierna”) has obtained a controlling interest in the Company’s common shares. Lusierna is an affiliate of Antonio Treminio who became the Company’s new sole Director, President, Chief Executive Officer and Chief Financial Officer on October 7, 2008.  Lusierna obtained an interest in approximately 50% of the Company’s common stock pursuant to a stock purchase agreement between Lusierna and Sapphire Development Ltd., Crazson Properties, Ltd. and Fairhurst

NOVO ENERGIES CORPORATION

(FORMERLY AUSTRALIAN FOREST INDUSTRIES, INC.  AND SUBSIDIARIES)

NOTES TO FINANCIAL STATEMENTS
June 30, 2009 (Unaudited)

NOTE B - CHANGE OF CONTROL (CONTINUED)

Properties S.A. (“the Sellers”).  Under the Share Purchase Agreement, the Sellers sold 2,310,086 shares of the Company’s common stock in exchange for $200,000.

NOTE C -      NEW ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2009, the Company adopted Financial Accounting Standards Board’s (FASB) Statement No. 160 (FAS 160), “Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB No. 51. “FAS 160 changed the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity.  FAS 160 required retrospective adoption of the presentation and disclosure requirements for existing minority interests.  All other requirements of FAS 160 will be applied prospectively.   The adoption of FAS 160 did not have a material impact on the Company’s financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.”  This FASB Staff Position amends FASB Statement NO. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FASB Staff Position also amends APB Opinion No. 28, “Interim Financial Reporting,” to require certain disclosures in summarized financial information at interim reporting periods.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.”  This FASB Staff Position provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased.  It also includes guidance on identifying circumstances that indicate a transaction is not orderly.  This standard is effective for the Company for the quarter ended June 30, 2009 and does not have a material impact on its financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued. SFAS No. 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009. The adoption of SFAS No. 165 did not have an impact on our financial position or results of operations. We evaluated all events or transactions that occurred after June 30, 2009 up through August 19, 2009, the date our financials were issued. During this period, we did not have any material recognizable subsequent events.

In June 2009, the FASB approved the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing non-SEC accounting and reporting standards will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative .  The Codification is effective for interim and annual periods ending after September 15, 2009. We do not expect the adoption to have a material impact on our financial position, results of operations or cash flows.

NOVO ENERGIES CORPORATION

(FORMERLY AUSTRALIAN FOREST INDUSTRIES, INC.  AND SUBSIDIARIES)

NOTES TO FINANCIAL STATEMENTS
June 30, 2009 (Unaudited)

NOTE D - SIGNIFICANT ACCOUNTING POLICIES

Net Loss Per Common Share

The Company computes per share amounts in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share.”  Earnings per share (EPS) requires presentation of basic and diluted EPS.  Basic EPS is computed by dividing the income (loss) available to Common Stockholders by the weighted-average number of common shares outstanding during the periods, however, no potential common shares are included in the computation of any diluted per share amounts when a loss from continuing operations exists.  During the period ended June 30, 2009, unvested common shares in the amount of 7,316,668 issued for future consulting and employment contracts were excluded from the EPS calculation as they are not considered issued for accounting purposes.

NOTE E - USE OF ESTIMATES

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

NOTE F - RELATED PARTY PAYABLE

At June 30, 2009, the related party payable of $139,897 represents the unpaid salary to the Chief Executive Officer of $70,000, unreimbursed travel expenses of $5,000, expenses paid by the Chief Executive Officer on behalf of the company aggregating $59,547, and expenses advanced by other shareholders in the amount of $5,350.

NOTE G - STOCKHOLDERS’ EQUITY

On May 1, 2009, the Company issued 3,000,000 shares of its common stock to the President of the Company in connection with his employment contract.  The shares vest at the rate of 83,333 per month over a three year period.  The shares were valued at $0.10 per share.  Accordingly, stock based compensation in the amount of $16,667 has been recognized.

On May 1,  2009, the Company entered into a consulting agreement with JMR Holdings, Inc. to assist the Company in developing a business strategy, an acquisition strategy, and a sales and marketing strategy.  In connection with the agreement, the Company issued 3,000,000 shares of its common stock at $0.10 per share which will vest at the rate of 83,333 per month over a three year period.  Accordingly, stock based compensation in the amount of $16,667 has been recognized.

On May 1, 2009, the Company entered into an agreement with J. Wolin to provide managerial consulting service. In connection with the agreement, the Company issued 450,000 shares which will vest at the rateof 12,500 shares per month.  The shares were valued at $0.10 per share.  Accordingly, stock based compensation in the amount of $2,500 has been recognized.

On  May 1, 2009, the Company entered into an agreement with William Rosenstadt and Steven Sanders to assist the Company in developing business strategy, acquisition strategy, sales and marketing strategies,

NOVO ENERGIES CORPORATION

(FORMERLY AUSTRALIAN FOREST INDUSTRIES, INC.  AND SUBSIDIARIES)

NOTES TO FINANCIAL STATEMENTS
June 30, 2009 (Unaudited)

NOTE G - STOCKHOLDERS’ EQUITY (CONTINUED)

and other services mutually agreed to between the consultants and the Company.  The agreement calls for the issuance of 499,038 shares of common stock for the period May 1, 2009 to April 30, 2010.  To date, 450,000 shares have been issued at $0.10 per share.  Accordingly, stock based compensation in the amount of $7,500 has been  recognized.

On May 1, 2009, the Company entered into a three year consulting agreement with ELSO Investment Corporation to assist the Company in developing an acquisition strategy and structure outside North America and other services mutually agreed to by the Company and ELSO Investment Corporation.  In connection with the agreement, the Company issued 900,000 shares of its common stock at $0.10 per share.  The shares vest at the rate of 25,000 shares per month.  Accordingly, stock based compensation in the amount of $5,000 has been  recognized.

On June 23, 2009, the Board of Directors approved a 3-for-1 forward stock split.  Accordingly, all share and per share amounts have been retroactively adjusted.

NOTE H - COMMITMENTS  AND CONTINGENCIES

On April 1, 2009, the Company entered into a lease with Lusierna Asset Management Ltd. which is controlled by the Chief Executive Officer.  The lease is for a period of one year commencing April 1, 2009 with a monthly rent of $6,500.

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

On May 1, 2009, the Company executed an employment agreement with Andre L’Heureux to be the Company’s President and Chief Operating Officer.  The agreement commenced immediately and can be terminated by either party upon written notice.  The agreement calls for a base salary of $6,500 per month effective August 1, 2009 and the issuance of 3,000,000 shares at $0.10 per share of the Company’s common stock which vests over a 36 month period.  The executive will also participate in a Company stock option plan.

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

On May 1, 2009, the Company entered into an agreement with William Rosenstadt and Steven Sanders to assist the Company in developing business strategies, acquisition strategies, sales and marketing strategies

NOVO ENERGIES CORPORATION

(FORMERLY AUSTRALIAN FOREST INDUSTRIES, INC.  AND SUBSIDIARIES)

NOTES TO FINANCIAL STATEMENTS
June 30, 2009 (Unaudited)

NOTE H - COMMITMENTS  AND CONTINGENCIES (CONTINUED)

and other services as mutually agreed to between consultant and Company.  The agreement calls for the issuance of 499,038 shares of common stock for the period May 1, 2009 to April 30, 2010.  On May 8, 2009, 450,000 shares were issued and valued at $0.10 per share.

On July 10, 2009, the  Company entered into an employment agreement with its Chief Executive Officer with an effective date of September 22, 2008, which can be terminated by either party for any reason at will.  The agreement calls for a monthly salary of $10,000.  The Company intends to create an incentive stock option plan and award stock options equal to 5% of the Company’s issued and outstanding common stock at the date of the agreement.  The options will be awarded based upon deferred objectives to be achieved.

NOTE I - SUBSEQUENT EVENTS

On June 29, 2009, the Company entered into a consulting agreement to provide business and sales strategies.   The agreement provides for a retainer of $10,000 upon execution of the agreement, $3,000 per month for the period July 1, 2009 to December 31, 2009, $5,000 per month for the period January 1, 2010 to June 30, 2010, and the issuance of 250,000 shares of the Company’s common stock.

On July 1, 2009, the Company entered into a consulting agreement to provide consulting services relating to sales and business strategies.  The agreement provides for a monthly retainer of $3,000 per month for the period July 1, 2009 to December 31, 2009 and $5,000 per month for the period January 1, 2010 to June 1, 2010, the issuance of 25,000 shares of the Company’s common stock, the issuance of 200,000 warrants with an exercise price of $0.35 per share, a 5% perpetual royalty based upon income received from all operations, and 5% of all cash received by the Company from direct investment made as a result of introduction.

On July 1, 2009, the Company entered into a consulting agreement with Faisal Faroog Butt to provide consulting service relating to corporate strategies as well as sales and marketing strategies for the period July 1, 2009 to December 31, 2010.  In connection with the agreement, the company will provide a retainer of $3,000 per month effective July 1, 2009 and $4,500 per month when the Company completes a successful private placement in excess of $3,000,000.  The agreement also provides for the issuance of 200,000 shares of the Company’s common stock to vest pro rata over 18 months.

On July 8, 2009, the Company sold, under a private placement agreement, 229,000 units consisting of one share of common stock and one warrant for every two shares sold.  The units were sold at $0.35 per unit resulting in  $80,150 paid to the Company.

On July 15, 2009, the Company entered into an investment banker relationship with Moody to secure a private placement.  For its role as investment banker, Moody shall receive a fee equal to $8,000 worth of free trading common shares payable in four equal installments of $2,000 per month and $20,000 of the Company’s restricted common shares payable in four equal installments of $5,000 per month based on the closing bid price of the Company’s common stock (NVNC) on the 3rd day of each month in four installments.  The first installment of shares was due by the 9th of July and every thirty days thereafter until the balance is paid.  In the event that Moody does not introduce the Company to at least 10 qualified investors prior to the time that the second installment hereunder is due, the Company shall not be required to issue the shares under the subsequent installments.

NOVO ENERGIES CORPORATION

(FORMERLY AUSTRALIAN FOREST INDUSTRIES, INC.  AND SUBSIDIARIES)

NOTES TO FINANCIAL STATEMENTS
June 30, 2009 (Unaudited)

NOTE I - SUBSEQUENT EVENTS (CONTINUED)

Upon receipt of the first term sheet from a responsible investor, Moody will be entitled to a bonus of 50,000 shares of the Company’s restricted common stock.  For the placement of common or preferred stock and any convertible/redeemable debt, Moody shall receive 10% of the principal amount raised at each closing.

Additionally, Moody shall receive 10% warrant coverage for any equity or sub-debt placed.  The warrants shall be for five years and shall be exercisable at 10% above the offering price or conversion price and have piggyback registration rights.  All warrants shall be covered in a separate warrant agreement.

On July 30, 2009, the Company formed its first wholly owned subsidiary -WTL Renewable Energy, Inc. ("WTL").  WTL was established as a Canadian Federal Corporation whose business plan is to plan, build, own, and operate renewable energy plants throughout North America.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Novo Energies Corporation (“Novo”) formerly known as Atlantic Wine Agencies, Inc. (“Atlantic”) is organized under the laws of the State of Florida.  Novo is commencing to develop a new process to transform plastic and tire waste products into liquid fuels such as diesel, gasoline and fuel additives combining thermalysis and gasification among other processes.  Atlantic had vineyards and a winery in South Africa.  The operations of Atlantic were spun-out to the stockholders in September 2008 and a change of control occurred on October 7, 2008.  The Company changed its name to Novo Energies Corporation on June 8, 2009.  The 2008 Financial Statements have been reclassified to give effect to the discontinued operations.

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

On April 1, 2009, the Company entered into a lease with Lusierna Asset Management Ltd. which is controlled by the Chief Executive Officer.  The lease is for a period of one year commencing April 1, 2009 with a monthly rent of $6,500.

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

On May 1, 2009, the Company executed an employment agreement with Andre L’Heureux to be the Company’s President and Chief Operating Officer.  The agreement commenced immediately and can be terminated by either party upon written notice.  The agreement calls for a base salary of $6,500 per month effective August 1, 2009 and the issuance of 3,000,000 shares at $0.10 per share of the Company’s common stock which vests over a 36 month period.  The executive will also participate in a Company stock option plan.

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

On July 10, 2009, the Company entered into an employment agreement with its Chief Executive Officer with an effective date of September 22, 2008, which can be terminated by either party for any reason at will.  The agreement calls for a monthly salary of $10,000.  The Company intends to create an incentive stock option plan and award stock options equal to 5% of the Company’s issued and outstanding common stock at the date of the agreement.  The options will be awarded based upon deferred objectives to be achieved.

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

On June 29, 2009, the Company entered into a consulting agreement to provide business and sales strategies.   The agreement provides for a retainer of $10,000 upon execution of the agreement, $3,000 per month for the period July 1, 2009 to December 31, 2009, $5,000 per month for the period January 1, 2010 to June 30, 2010, and the issuance of 250,000 shares of the Company’s common stock.

Subsequent Events
On July 1, 2009, the Company entered into a consulting agreement to provide consulting services relating to sales and business strategies.  The agreement provides for a monthly retainer of $3,000 per month for the period July 1, 2009 to December 31, 2009 and $5,000 per month for the period January 1, 2010 to June 1, 2010, the issuance of 25,000 shares of the Company’s common stock, the issuance of 200,000 warrants with an exercise price of $0.35 per share, a 5% perpetual royalty based upon income received from all operations, and 5% of all cash received by the Company from direct investment made as a result of introduction.

On July 1, 2009, the Company entered into a consulting agreement with Faisal Faroog Butt to provide consulting service relating to corporate strategies as well as sales and marketing strategies for the period July 1, 2009 to December 31, 2010.  In connection with the agreement, the company will provide a retainer of $3,000 per month effective July 1, 2009 and $4,500 per month when the Company completes a successful private placement in excess of $3,000,000.  The agreement also provides for the issuance of 200,000 shares of the Company’s common stock to vest pro rata over 18 months.

On July 8, 2009, the Company sold, under a private placement agreement, 229,000 units consisting of one share of common stock and one warrant for every two shares sold.  The units were sold at $0.35 per unit resulting in  $80,150 paid to the Company.

On July 10, 2009, we filed a Form 8-A with the U.S. Securities and Exchange Commission.  By filing this form, the Company has elected to register its shares with the U.S. Securities and Exchange Commission pursuant to Section 12(b) or (g) of the Securities Exchange Act of 1934 in connection with Registration No. 333-63432 filed on September 25, 2001.

On July 15, 2009, the Company entered into an investment banker relationship with Moody to secure a private placement.  For its role as investment banker, Moody shall receive a fee equal to $8,000 worth of free trading common shares payable in four equal installments of $2,000 per month and $20,000 of the Company’s restricted common shares payable in four equal installments of $5,000 per month based on the closing bid price of the Company’s common stock (NVNC) on the 3rd day of each month in four installments.  The first installment of shares was due by the 9th of July and every thirty days thereafter until the balance is paid.  In the event that Moody does not introduce the Company to at least 10 qualified investors prior to the time that the second installment hereunder is due, the Company shall not be required to issue the shares under the subsequent installments.

Upon receipt of the first term sheet from a responsible investor, Moody will be entitled to a bonus of 50,000 shares of the Company’s restricted common stock.  For the placement of common or preferred stock and any convertible/redeemable debt, Moody shall receive 10% of the principal amount raised at each closing.

Additionally, Moody shall receive 10% warrant coverage for any equity or sub-debt placed.  The warrants shall be for five years and shall be exercisable at 10% above the offering price or conversion price and have piggyback registration rights.  All warrants shall be covered in a separate warrant agreement.

On July 30, 2009, the Company formed its first wholly owned subsidiary -WTL Renewable Energy, Inc. (“WTL”).

WTL was established as a Canadian Federal Corporation whose business plan is to plan, build, own, and operate renewable energy plants throughout North America.

 RESULTS OF OPERATIONS

As indicated in the accompanying financial statements, the Company has incurred cumulative net operating losses of $9,053,187 since inception and has negative working capital of $270,451.  Management’s plans include the raising of capital through equity markets to fund future operations and the generating of revenue through its business.  Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations.  Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenues will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Our general and administrative expenses decreased to $126,578 for the three month period ended June 30, 2009 from $237,539 for the three month period ended June 30, 2008.  We have experienced a net loss of $207,030, equal to a net loss per share of $0.01, for the three month period ended June 30, 2009 as compared to a net loss of $294,690, equal to a net loss per share of $0.02, for the three month period ended June 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES

In connection with our net loss of $207,030 for the three months ended June 30, 2009, we had accrued expenses of $119,920 and a related party payable of $38,777.

At June 30, 2009, the related party payable of $139,897 represents the unpaid salary to the Chief Executive Officer of $70,000, unreimbursed travel expenses of $5,000, expenses paid by the Chief Executive Officer on behalf of the company aggregating $59,547, and expenses advanced by other shareholders in the amount of $5,350.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2009, the Company adopted Financial Accounting Standards Board’s (FASB) Statement No. 160 (FAS 160), “Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB No. 51. “FAS 160 changed the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity.  FAS 160 required retrospective adoption of the presentation and disclosure requirements for existing minority interests.  All other requirements of FAS 160 will be applied prospectively.   The adoption of FAS 160 did not have a material impact on the Company’s financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.”  This FASB Staff Position amends FASB Statement NO. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FASB Staff Position also amends APB Opinion No. 28, “Interim Financial Reporting,” to require certain disclosures in summarized financial information at interim reporting periods.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.”  This FASB Staff Position provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased.  It also includes guidance on identifying circumstances that indicate a transaction is not orderly.  This standard is effective for the Company for the quarter ended June 30, 2009 and does not have a material impact on its financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued. SFAS No. 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009. The adoption of SFAS No. 165 did not have an impact on our financial position or results of operations. We evaluated all events or transactions that occurred after June 30, 2009 up through August 19, 2009, the date our financials were issued. During this period, we did not have any material recognizable subsequent events.

In June 2009, the FASB approved the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing non-SEC accounting and reporting standards will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative .  The Codification is effective for interim and annual periods ending after September 15, 2009. We do not expect the adoption to have a material impact on our financial position, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

Not applicable

Item 4. – Controls and Procedures

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

None

Item 1A. Risk Factors.

Not applicable

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

On May 1, 2009, the Company executed an employment agreement with Andre L’Heureux to be the Company’s President and Chief Operating Officer.  The agreement commenced immediately and can be terminated by either party upon written notice.  The agreement calls for a base salary of $6,500 per month effective August 1, 2009 and the issuance of 3,000,000 shares at $0.10 per share of the Company’s common stock which vests over a 36 month period.  The executive will also participate in a Company stock option plan.

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

The above noted shares were issued in private, isolated transactions without registration under the Securities Act of 1933 (the “Securities Act”). The shares were issued in reliance on the exemption provided by Rule 506 and/or Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering to Consultants or to companies owned or controlled by Consultants or Officers of the Company.

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

As described in a current report filed with the U.S. Securities and Exchange Commission on June 26, 2009, on June 23, 2009, the Board of Directors approved a 3-for-1 forward stock split.  Accordingly, all share and per share amounts have been retroactively adjusted.  See Note F of the Company’s financial statements.

Item 5. Other Information.

None

Item 6. Exhibits.
Exhibit 3 Amendment to the Company’s Articles of Incorporation as filed in the current report on Form 8-K June 23, 2009*
Exhibit 31.1 Certification of Chief Executive Officer and Acting Principal Accounting Officer
Exhibit 32.1 Certification of Chief Executive Officer and Acting Principal Accounting Officer

*Previously filed and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVO ENERGIES CORPORATION
(Registrant)

Date: August 19, 2009                     /s/ Antonio Treminio
Antonio Treminio
President, Chief Financial Officer and Chief Executive Officer