Form 10-Q/A
period 2009-06-30
Novo Energies Corp
filed 2009-10-05
CIK 1142790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Tel: 1-514-840-3697
(Registrant's telephone number, including area code)

c/o Sanders Ortoli Vaughn Flam Rosenstadt LLP
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

Amendment No. 1 to the Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2009

 EXPLANATORY NOTE

Novo Energies Corp. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, which was originally filed on August 19, 2009 (the “Original Filing”), to provide additional information regarding certain consultants engaged by the Company and to correct certain statements that a shareholder beneficially owned 50% or more of the Company’s issued and outstanding shares when it was holding such shares as an agent for others.

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

ITEM 1. FINANCIAL STATEMENTS

NOVO ENERGIES CORPORATION
(FORMERLY ATLANTIC WINE AGENCIES INC. AND SUBSIDIARIES)

BALANCE SHEETS

ASSETS
	June 30,	March 31,
	2009	2009
	(Unaudited)

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Related party payable	169,897	$101,120
Accrued expenses	95,223	10,634

Payroll taxes payable	2,119
Miscellaneous payables	3,212
Total current liabilities	270,451	111,754

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

NOVO ENERGIES CORPORATION
(FORMERLY ATLANTIC WINE AGENCIES INC. AND SUBSIDIARIES)

STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	June 30,
	2009	2008
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(207,030)	$(294,690)
Loss from discontinued operations		57,153
Adjustments to reconcile net loss to cash provided by
operating activities:
Stock based compensation	48,333
Cash used in operating activities-continuing operations:	-	-
Related party payable	68,777	-
Accrued expenses	89,920	-
Cash used in operating activities-discontinued operations		237,537
Cash provided by (used in) operating activities	-	-

CASH FLOWS FROM INVESTING ACTIVITIES
Cash provided by investing activities-continuing operations	-	-
Cash provided by investing activities-discontinued operations	-	-
Cash provided by (used in) investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Cash provided by financing activities-continuing operations	-	-
Cash provided by financing activities-discontinued operations	-	-
Cash provided by (used in) financing activities

INCREASE IN CASH	-	-
CASH, BEGINNING OF YEAR	-	-
CASH, END OF PERIOD	$-	$-

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

Nature of Business

Novo Energies Corporation (“Novo”) is engaged in the development of green energy solutions.  Novo is entering the business of transforming plastic and tire wastes into liquid fuel including but not limited to diesel, gasoline and fuel additives.  It utilizes a process involving thermolysis and gasification among other technologies to produce low carbon fuels and fuel additives.  Novo’s low capacity equipment can be installed near waste streams where there is a minimum of 15 tons/day plastic and/or tire waste.

Novo, formerly known as Atlantic Wine Agencies, Inc. (“Atlantic”) is organized under the laws of the State of Florida.   Atlantic had vineyards and a winery in South Africa.  The operations of Atlantic were spun-out to the stockholders in September 2008 and a change of control occurred on October 7, 2008.  The Company changed its name to Novo Energies Corporation on June 8, 2009.  The 2008 Financial Statements have been reclassified to give effect to the discontinued operations.

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

NOTE B - CHANGE OF CONTROL

Lusierna Asset Management Ltd. (“Lusierna”) as agent for a group of shareholders obtained a controlling interest in the Company’s common shares. Lusierna is an affiliate of Antonio Treminio who became the Company’s new sole Director, President, Chief Executive Officer and Chief Financial Officer on October 7, 2008.  Lusierna as agent for a group of shareholders obtained an interest in approximately 50% of the Company’s common stock pursuant to a stock purchase agreement between Lusierna and Sapphire Development Ltd., Crayson Properties, Ltd. and Fairhurst

NOVO ENERGIES CORPORATION

(FORMERLY ATLANTIC WINE AGENCIES  INC.  AND SUBSIDIARIES)

NOTES TO FINANCIAL STATEMENTS
June 30, 2009 (Unaudited)

NOTE B - CHANGE OF CONTROL (CONTINUED)

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

NOVO ENERGIES CORPORATION

(FORMERLY ATLANTIC WINE AGENCIES  INC.  AND SUBSIDIARIES)

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

NOTE F -      RELATED PARTY PAYABLE

At June 30, 2009, the related party payable of $169,897 represents the unpaid salary to the Chief Executive Officer of $100,000, unreimbursed travel expenses of $5,000, expenses paid by the Chief Executive Officer on behalf of the company aggregating $59,547, and expenses advanced by other shareholders in the amount of $5,350.  Additionally, included in accrued expenses is $19,500 for unpaid rent payable to Lusierna Asset Management Ltd., a company controlled by the Chief Executive Officer.

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

On May 1, 2009, the Company entered into an agreement with Jeffrey Wolin to provide managerial consulting service. In connection with the agreement, the Company issued 450,000 shares which will vest at the rate of 12,500 shares per month.  The shares were valued at $0.10 per share.  Accordingly, stock based compensation in the amount of $2,500 has been recognized.

On  May 1, 2009, the Company entered into an agreement with William Rosenstadt and Steven Sanders to assist the Company in developing business strategy, acquisition strategy, sales and marketing strategies,

NOVO ENERGIES CORPORATION

(FORMERLY ATLANTIC WINE AGENCIES  INC.  AND SUBSIDIARIES)

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

On May 1, 2009, the Company entered into a consulting agreement with JMR Holdings, Inc. (a Company controlled by Mr. Daniel Ringuet, VP of Strategic Planning) to assist the company in developing a business strategy, an acquisition strategy, and a sales and marketing strategy. The agreement provides for a monthly retainer of $6,500 effective May 1, 2009 and the issuance of 3,000,000 shares at $0.10 per share of the Company’s common stock which will vest over a 36 month period.

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

NOVO ENERGIES CORPORATION

(FORMERLY ATLANTIC WINE AGENCIES  INC.  AND SUBSIDIARIES)

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

NOTE I -      SUBSEQUENT EVENTS

On June 29, 2009, the Company entered into a consulting agreement with Jenkins Hill International and its CEO, former US Congressman W. Curtis Weldon, to provide business and sales strategies.   The agreement provides for a retainer of $10,000 upon execution of the agreement, $3,000 per month for the period July 1, 2009 to December 31, 2009, $5,000 per month for the period January 1, 2010 to June 30, 2010, and the issuance of 250,000 shares of the Company’s common stock.

On July 1, 2009, the Company entered into a consulting agreement with The Group Marcel Tremblay. Mr. Tremblay, was a previous member of the Canadian parliament, where he occupied a number of positions including Parliamentary Secretary to the Deputy Prime Minister, to the Minister of Finance and to the Minister of Justice and Solicitor General of Canada. Mr. Tremblay’s responsibilities are to provide consulting services relating to sales and business strategies.  The agreement provides for a monthly retainer of $3,000 per month for the period July 1, 2009 to December 31, 2009 and $5,000 per month for the period January 1, 2010 to June 1, 2010, the issuance of 25,000 shares of the Company’s common stock, the issuance of 200,000 warrants with an exercise price of $0.35 per share, a 5% perpetual royalty based upon income received from all operations, and 5% of all cash received by the Company from direct investment made as a result of introduction.

On July 1, 2009, the Company entered into a consulting agreement with Faisal Faroog Butt to provide consulting service relating to corporate strategies as well as sales and marketing strategies for the period July 1, 2009 to December 31, 2010. Mr. Butt initiated his career in the financial services industry with Alegro Capital; a London, UK based financial advisory and M&A firm. Mr. Butt's primary focus has been mergers and acquisitions, restructuring and business strategy for the European Retail, TMT and Energy sector. Prior to this, Mr. Butt has worked in various capacities in New York and Montreal in the financial services sector. He completed his Advance Level studies in Economics and Mathematics from University of Cambridge, UK (UCLES). Mr. Butt graduated from McGill University, Montreal Canada with bachelors in Finance and Economics. He is currently pursuing his CFA certification.  In connection with the agreement, the company will provide a retainer of $3,000 per month effective July 1, 2009 and $4,500 per month when the Company completes a successful private placement in excess of $3,000,000.  The agreement also provides for the issuance of 200,000 shares of the Company’s common stock to vest pro rata over 18 months.

On July 8, 2009, the Company sold, under a private placement agreement, 229,000 units consisting of one share of common stock and one warrant for every two shares sold.  The units were sold at $0.35 per unit resulting in  $80,150 paid to the Company.

On July 15, 2009, the Company entered into an agreement relationship with Moody Capital, LLC (“Moody”) to introduce potential investors to the Company.  For its role  Moody shall receive a fee equal to $8,000 worth of free trading common shares payable in four equal installments of $2,000 per month and $20,000 of the Company’s restricted common shares payable in four equal installments of $5,000 per month based on the closing bid price of the Company’s common stock (NVNC) on the 3rd day of each month in four installments.  The first installment of shares was due by the 9th of July and every thirty days thereafter until the balance is paid.  In the event that Moody does not introduce the Company to at least 10 qualified investors prior to the time that the second installment hereunder is due, the Company shall not be required to issue the shares under the subsequent installments.

NOVO ENERGIES CORPORATION

(FORMERLY ATLANTIC WINE AGENCIES  INC.  AND SUBSIDIARIES)

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Novo Energies Corporation (“Novo”) is engaged in the development of green energy solutions.  Novo is entering the business of transforming plastic and tire wastes into liquid fuel including but not limited to diesel, gasoline and fuel additives.  It utilizes a process involving thermolysis and gasification among other technologies to produce low carbon fuels and fuel additives.  Novo’s low capacity equipment can be installed near waste streams where there is a minimum of 15 tons/day plastic and/or tire waste.

Novo,  formerly known as Atlantic Wine Agencies, Inc. (“Atlantic”), is organized under the laws of the State of Florida.   Atlantic had vineyards and a winery in South Africa.  The operations of Atlantic were spun-out to the stockholders in September 2008 and a change of control occurred on October 7, 2008.  The Company changed its name to Novo Energies Corporation on June 8, 2009.  The 2008 Financial Statements have been reclassified to give effect to the discontinued operations.

Lusierna Asset Management Ltd. (“Lusierna”), as agent for a group of shareholders, obtained a controlling interest in the Company’s common shares. Lusierna is an affiliate of Antonio Treminio who became the Company’s new sole Director, President, Chief Executive Officer and Chief Financial Officer on October 7, 2008.  Lusierna as agent for a group of shareholders obtained an interest in approximately 50% of the Company’s common stock pursuant to a stock purchase agreement between Lusierna and Sapphire Development Ltd., Crayson Properties, Ltd. and Fairhurst  Properties S.A. (“the Sellers”).  Under the Share Purchase Agreement, the Sellers sold 2,310,086 shares of the Company’s common stock in exchange for $200,000.

On April 1, 2009, the Company entered into a lease with Lusierna Asset Management Ltd. which is controlled by the Chief Executive Officer.  The lease is for a period of one year commencing April 1, 2009 with a monthly rent of $6,500.

On May 1, 2009, the Company entered into a three year consulting agreement with Elso Investment Corporation to assist the company in developing an acquisition strategy and structure outside of North America, specifically for Europe  and other services mutually agreed to by the Company and Elso Investment Corporation.  In connection with the agreement, the Company issued 900,000 shares of its common stock valued at $0.10 per share on May 8, 2009.

On May 1, 2009, the Company executed an employment agreement with Andre L’Heureux to be the Company’s President and Chief Operating Officer. Mr. L’Heureux has over 25 years of experience in the chemical and biotechnological sector and previously was a consultant and researcher in the areas of research and development for biotechnical and chemical related product including polymer and biopolymer development. Mr. L’Heureux was also the President of Chemco Inc., a private chemical company for Industrial Water treatment products. In 1984, after finishing his studies in mechanical technologist, Mr. L’Heureux continued his education in administrative field at the University of Quebec. The agreement commenced immediately and can be terminated by either party upon written notice.  The agreement calls for a base salary of $6,500 per month effective August 1, 2009 and the issuance of 3,000,000 shares at $0.10 per share of the Company’s common stock which vests over a 36 month period.  The executive will also participate in a Company stock option plan.

On May 1, 2009, the Company entered into a consulting agreement with JMR Holdings, Inc. a Company controlled by Mr. Daniel Ringuet, VP of strategic Planning,  Since 1999, Mr. Ringuet has been the President of Darin Capital, a private holding corporation. Mr. Ringuet was a consultant and founder of public and private companies since 1992 and was responsible for securing over $90 million for those companies. Mr. Ringuet started his career in 1982 as a stockbroker with Geoffrion Leclerc, a Montreal based Investment Firm. His roll with Novo Energies is  to assist the company in developing a business strategy, an acquisition strategy, and a sales and marketing strategy. The agreement provides for a monthly retainer of $6,500 effective May 1, 2009 and the issuance of 3,000,000 shares at $0.10 per share of the Company’s common stock which will vest over a 36 month period.

On May 1, 2009, the Company entered into an agreement with Jeffrey Wolin to provide managerial consulting services.  Mr. Wolin has been the President of Brighton Capital, Ltd., a boutique investment banking firm representing parties in mergers and acquisitions, public and private placements, convertible preferred/debt offerings, senior debt offerings and related services since 1997.  From 1994 until 1997, Mr. Wolin was a consultant to public companies in connection with mergers and acquisitions and financings. Previously, Mr. Wolin was a practicing corporate attorney with prominent firms in Los Angeles and Philadelphia.  Mr. Wolin is a graduate of the Columbia University with a degree in Biomedical and Chemical Engineering and a graduate of the University of Miami School of Law.  The agreement provides for a monthly retainer of $2,500 effective July 1, 2009 and the issuance of 450,000 shares at $0.10 per share which vest over a 36 month period.

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

On July 10, 2009, the Company entered into an employment agreement with its Chief Executive Officer, Mr. Antonio Treminio, with an effective date of September 22, 2008, which can be terminated by either party for any reason at will.  Mr. Treminio’s primary focus is to lead the planning and execution of Novo Energies current and future business plan. Since 1996, Mr. Treminio, has been involved as a consultant to publicly traded companies, participating in structuring mergers and acquisition, re-capitalization, and financing in the mining/precious metals and energy sector.  The agreement calls for a monthly salary of $10,000.  The Company intends to create an incentive stock option plan and award stock options equal to 5% of the Company’s issued and outstanding common stock at the date of the agreement.  The options will be awarded based upon deferred objectives to be achieved.

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

Subsequent Events
On July 1, 2009, the Company entered into a consulting agreement with Jenkins Hill International, a Company controlled by Congressman Curt Weldon. The duties or responsibilities are to provide consulting services relating to United States Government relations and business development strategies .  The agreement provides for a monthly retainer of $3,000 per month for the period July 1, 2009 to December 31, 2009 and $5,000 per month for the period January 1, 2010 to June 1, 2010, the issuance of 25,000 shares of the Company’s common stock, the issuance of 200,000 warrants with an exercise price of $0.35 per share, a 5% perpetual royalty based upon income received from all operations, and 5% of all cash received by the Company from direct investment made as a result of introduction.

On July 1, 2009, the Company entered into a consulting agreement with Faisal Faroog Butt to provide consulting service relating to corporate strategies as well as sales and marketing strategies for the period July 1, 2009 to December 31, 2010. Mr. Butt initiated his career in the financial services industry with Alegro Capital; a London, UK based financial advisory and M&A firm. Mr. Butt's primary focus has been mergers and acquisitions, restructuring and business strategy for the European Retail, TMT and Energy sector. Prior to this, Mr. Butt has worked in various capacities in New York and Montreal in the financial services sector. He completed his Advance Level studies in Economics and Mathematics from University of Cambridge, UK (UCLES). Mr. Butt graduated from McGill University, Montreal Canada with bachelors in Finance and Economics. He is currently pursuing his CFA certification. In connection with the agreement, the company will provide a retainer of $3,000 per month effective July 1, 2009 and $4,500 per month when the Company completes a successful private placement in excess of $3,000,000.  The agreement also provides for the issuance of 200,000 shares of the Company’s common stock to vest pro rata over 18 months.

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

On July 15, 2009, the Company entered into an agreement  with Moody to introduce potential investors .  For its role, Moody shall receive a fee equal to $8,000 worth of free trading common shares payable in four equal installments of $2,000 per month and $20,000 of the Company’s restricted common shares payable in four equal installments of $5,000 per month based on the closing bid price of the Company’s common stock (NVNC) on the 3rd day of each month in four installments.  The first installment of shares was due by the 9th of July and every thirty days thereafter until the balance is paid.  In the event that Moody does not introduce the Company to at least 10 qualified investors prior to the time that the second installment hereunder is due, the Company shall not be required to issue the shares under the subsequent installments.

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

On July 30, 2009, the Company formed its first wholly owned subsidiary -WTL Renewable Energy, Inc. (“WTL”).

WTL was established as a Canadian Federal Corporation whose business plan is to plan, build, own, and operate renewable energy plants in Canada.

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

LIQUIDITY AND CAPITAL RESOURCES

In connection with our net loss of $207,030 for the three months ended June 30, 2009, we had accrued expenses of $89,920 and a related party payable of $68,777.

At June 30, 2009, the related party payable of $169,897 represents the unpaid salary to the Chief Executive Officer of $100,000, unreimbursed travel expenses of $5,000, expenses paid by the Chief Executive Officer on behalf of the company aggregating $59,547, and expenses advanced by other shareholders in the amount of $5,350.

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

None

Item 1A. Risk Factors.

Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 1, 2009, the Company entered into a three year consulting agreement with Elso Investment Corporation to assist the company in developing an acquisition strategy and structure outside of North America, specifically for Europe, and other services mutually agreed to by the Company and Elso Investment Corporation.  In connection with the agreement, the Company issued 900,000 shares of its common stock valued at $0.10 per share on May 8, 2009.

On May 1, 2009, the Company executed an employment agreement with Andre L’Heureux to be the Company’s President and Chief Operating Officer.  Mr. L’Heureux has over 25 years of experience in the chemical and biotechnological sector and previously was a consultant and researcher in the areas of research and development for biotechnical and chemical related product including polymer and biopolymer development.  Mr. L’Heureux was also the President of Chemco Inc., a private chemical company for Industrial Water treatment products.  In 1984, after finishing his studies in mechanical technologist, Mr. L’Heureux continued his education in administrative field at the University of Quebec.  The agreement commenced immediately and can be terminated by either party upon written notice.  The agreement calls for a base salary of $6,500 per month effective August 1, 2009 and the issuance of 3,000,000 shares at $0.10 per share of the Company’s common stock which vests over a 36 month period.  The executive will also participate in a Company stock option plan.

On May 1, 2009, the Company entered into a consulting agreement with JMR Holdings, Inc. a Company controlled by Mr. Daniel Ringuet, VP of strategic Plannning, Mr. Daniel Ringuet, Since 1999, Mr. Ringuet has been the President of Darin Capital, a private holding corporation. Mr. Ringuet was a consultant and founder of public and private companies since 1992 and was responsible for securing over $90 million for those companies. Mr. Ringuet started his career in 1982 as a stockbroker with Geoffrion Leclerc, a Montreal based Investment Firm. His roll with Novo Energies is to assist the company in developing a business strategy, an acquisition strategy, and a sales and marketing strategy. The agreement provides for a monthly retainer of $6,500 effective May 1, 2009 and the issuance of 3,000,000 shares at $0.10 per share of the Company’s common stock which will vest over a 36 month period.

On May 1, 2009, the Company entered into an agreement with Jeffrey Wolin to provide managerial consulting services.  Mr. Wolin has been the President of Brighton Capital, Ltd., a boutique investment banking firm representing parties in mergers and acquisitions, public and private placements, convertible preferred/debt offerings, senior debt offerings and related services since 1997.  From 1994 until 1997, Mr. Wolin was a consultant to public companies in connection with mergers and acquisitions and financings. Previously, Mr. Wolin was a practicing corporate attorney with prominent firms in Los Angeles and Philadelphia.  Mr. Wolin is a graduate of the Columbia University with a degree in Biomedical and Chemical Engineering and a graduate of the University of Miami School of Law.  The agreement provides for a monthly retainer of $2,500 effective July 1, 2009 and the issuance of 450,000 shares at $0.10 per share which vest over a 36 month period.

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

NOVO ENERGIES CORPORATION
(Registrant)

Date: October 5, 2009                        /s/ Antonio Treminio
Antonio Treminio
Chief Financial Officer and Chief Executive Officer