Form 10-Q
period 2009-09-30
Novo Energies Corp
filed 2009-11-23
CIK 1142790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

 (514) 840-3697
(Registrant's telephone number, including area code)

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

NOVO ENERGIES CORPORATION
(FORMERLY ATLANTIC WINE AGENCIES INC. AND SUBSIDIARIES)

BALANCE SHEETS

ASSETS
	September 30,	March 31,
	2009	2009
	Unaudited

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS EQUITY

CURRENT LIABILITIES
Related parties payable	$292,676	$101,120
Accrued expenses	206,781	10,634
Payroll taxes payable	2,119
Accounts Payable	55,049
Miscellaneous payables	1,378
Total current liabilities	558,003	111,754

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, par value $0.00001; 1,000,000,000 shares
authorized, 25,656,338 and 17,152,338 issued and
outstanding at September 30, 2009 and March 31, 2009,	257	172
respectively
Additional paid-in capital	9,268,257	8,734,231
Accumulated deficit	(9,826,517)	(8,846,157)
Total Stockholders'(Deficit)	(558,003)	(111,754)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$-	$-

See accompanying notes to financial statements.

NOVO ENERGIES CORPORATION
(FORMERLY ATLANTIC WINE AGENCIES INC. AND SUBSIDIARIES)

STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
OPERATING EXPENSES
Stock based compensation	$405,628		$453,961
Payroll and other related items	43,056		75,175
General and administrative	324,646	$1,526	451,224	$239,063
Total Expenses	773,330	1,526	980,360	239,063

LOSS FROM CONTINUING OPERATIONS	(773,330)	(1,526)	(980,360)	(239,063)

DISCONTINUED OPERATIONS (NET OF TAXES)
Loss from discontinued operations (net of tax of $0)	-	(222,884)	-	(280,037)
Income (loss) from discontinued operations	-	(222,884)	-	(280,037)

NET INCOME ( LOSS)	$(773,330)	$(224,410)	$(980,360)	$(519,100)

NET INCOME (LOSS) PER SHARE (BASIC AND DILUTED)
Continuing operations	$(0.04)	$(0.00)	$(0.06)	$(0.02)
Discontinued operations	-	(0.02)	-	(0.02)
Total	$(0.04)	$(0.02)	$(0.06)	$(0.04)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	18,107,762	14,162,859	17,751,513	14,110,113

See accompanying notes to financial statements.

NOVO ENERGIES CORPORATION
(FORMERLY ATLANTIC WINE AGENCIES INC. AND SUBSIDIARIES)

STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	September 30,
	2009	2008
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(980,360)	$(519,100)
Loss from discontinued operations		280,037
Adjustments to reconcile net loss to cash provided by
(used in) operating activities:
Stock based compensation	453,961
Discontinued operations		-
Continuing operations		-
Cash used in operating activities-continuing operations:	-	-
Accounts Payable	55,049
Related party payable	191,556	-
Accrued expenses	199,644	-
Cash used in operating activities-discontinued operations		239,063
Cash used in operating activities	(80,150)	-

CASH FLOWS FROM INVESTING ACTIVITIES
Cash provided by investing activities-continuing operations	-	-
Cash provided by investing activities-discontinued operations	-	-
Cash provided by (used in) investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Cash provided by financing activities-continuing operations	-	-
Issuance of Common Stock	80,150
Cash provided by financing activities-continuing operations	80,150
Cash provided by financing activities-discontinued operations	-	-
Cash provided by financing activities	80,150

INCREASE IN CASH	-	-
CASH, BEGINNING OF YEAR	-	-
CASH, END OF YEAR	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
	NONE

See accompanying notes to financial statements.

NOVO ENERGIES CORPORATION

(FORMERLY ATLANTIC WINE AGENCIES, INC. AND SUBSIDIARIES)

NOTES TO FINANCIAL STATEMENTS
September 30, 2009 (Unaudited)

NOTE A - BASIS OF PRESENTATION, NATURE OF BUSINESS AND GOING CONCERN

Basis of Presentation

The accompanying condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included.  Results for the six months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending March 31, 2010.  For further information, refer to the financial statements and footnotes thereto included in the Novo Energies Corporation annual report on Form 10-KSB for the year ended March 31, 2009.

Nature of Business

Novo Energies Corporation (“Novo”) is engaged in the development of green energy solutions.  Novo is entering the business of transforming plastic and tire wastes into liquid fuel including but not limited to diesel, gasoline and fuel additives.  It intends to utilize a process involving thermolysis and gasification among other technologies to produce low carbon fuels and fuel additives.  Novo’s low capacity equipment can be installed near waste streams where there is a minimum of 15 tons/day of plastic and/or tire waste.

Novo formerly known as Atlantic Wine Agencies, Inc. (“Atlantic”) is organized under the laws of the State of Florida.  Atlantic had vineyards and a winery in South Africa.  The operations of Atlantic were spun-out to the stockholders in September 2008, and a change of control occurred on October 7, 2008.  The Company changed its name to Novo Energies Corporation on June 8, 2009.  The 2008 Financial Statements have been reclassified to give effect to the discontinued operations.

On July 30, 2009, the Company formed its first wholly owned subsidiary - WTL Renewable Energy, Inc. (“WTL”). WTL was established as a Canadian Federal Corporation whose business plan is to plan, build, own, and operate renewable energy plants throughout North America.

Going Concern

As indicated in the accompanying financial statements, the Company has incurred cumulative net operating losses of $9,826,517 since inception and has negative working capital of $558,003.  Management’s plans include the raising of capital through equity markets to fund future operations and the generating of revenue through its business.  Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations.  Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenues will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  These financial statements do not

NOVO ENERGIES CORPORATION

(FORMERLY ATLANTIC WINE AGENCIES, INC. AND SUBSIDIARIES)

NOTES TO FINANCIAL STATEMENTS
September 30, 2009 (Unaudited)

NOTE A - BASIS OF PRESENTATION, NATURE OF BUSINESS AND GOING CONCERN (CONTINUED)

include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE B - CHANGE OF CONTROL

Lusierna Asset Management Ltd. (“Lusierna”), as agent for a group of shareholders, has obtained a controlling interest in the Company’s common shares. Lusierna is an affiliate of Antonio Treminio who became the Company’s new sole Director, President, Chief Executive Officer and Chief Financial Officer on October 7, 2008.  Lusierna, as agent, obtained an interest in approximately 50% of the Company’s common stock pursuant to a stock purchase agreement between Lusierna and Sapphire Development Ltd., Crazson Properties, Ltd. and Fairhurst Properties S.A. (“the Sellers”).  Under the Share Purchase Agreement, the Sellers sold 6,930,258 shares of the Company’s common stock in exchange for $200,000.

NOTE C - RECENT ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2009, the Accounting Standards Codification became FASB’s official recognized source of authoritative U.S. generally accepted accounting principles applicable to all public and non-public non-governmental entities, superseding existing FASB AICPA, EITF and related literature.  Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  All other accounting literature is considered non-authoritative. The switch to the ASC affects the way companies refer to U.S. GAAP in financial statements and accounting policies.  Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.

The codification is effective for interim and annual periods ending after September 15, 2009.  Its adoption had minimal impact on our results.

NOTE D - SIGNIFICANT ACCOUNTING POLICIES

Net Loss Per Common Share

The Company computes per share amounts in accordance with FASB ASC Topic 260, “Earnings per Share.”  Earnings per share (EPS) requires presentation of basic and diluted EPS.  Basic EPS is computed by dividing the income (loss) available to Common Stockholders by the weighted-average number of common shares outstanding during the periods, however, no potential common shares are included in the computation of any diluted per share amounts when a loss from continuing operations exists.  During the period ended September 30, 2009, unvested common shares in the amount of 6,818,753 issued for future consulting and employment contracts were excluded from the EPS calculation as they are not considered issued for accounting purposes.

NOTE E - USE OF ESTIMATES

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of

NOVO ENERGIES CORPORATION

(FORMERLY ATLANTIC WINE AGENCIES, INC. AND SUBSIDIARIES)

NOTES TO FINANCIAL STATEMENTS
September 30, 2009 (Unaudited)

NOTE E - USE OF ESTIMATES (CONTINUED)

the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

NOTE F - RELATED PARTY PAYABLE

At September 30, 2009, the related party payable of $292,676 represents the unpaid salary to the Chief Executive Officer of $100,000, expenses paid by the Chief Executive Officer on behalf of the company aggregating $150,144 and expenses advanced by other shareholders in the amount of $42,532 related primarily to travel related expenses.  Additionally, included in accrued expenses is $39,000 for unpaid rent payable to Lusierna Asset Management, Ltd., a company controlled by the Chief Executive Officer.

NOTE G - STOCKHOLDERS’ EQUITY

On May 1, 2009, the Company issued 3,000,000 shares of its common stock to Andre L’Heureux as President of the Company in connection with his employment contract.  The shares vest at the rate of 83,333 per month over a three year period.  The shares were valued at $0.10 per share.  Accordingly, stock based compensation in the amount of $41,667 has been recognized.

On May 1,  2009, the Company entered into a consulting agreement with JMR Holdings, Inc. to assist the Company in developing a business strategy, an acquisition strategy, and a sales and marketing strategy.  In connection with the agreement, the Company issued 3,000,000 shares of its common stock at $0.10 per share which will vest at the rate of 83,333 per month over a three year period.  Accordingly, stock based compensation in the amount of $41,667 has been recognized.

On May 1, 2009, the Company entered into an agreement with Jeffrey Wolin to provide managerial consulting service. In connection with the agreement, the Company issued 450,000 shares which will vest at the rate of 12,500 shares per month.  The shares were valued at $0.10 per share.  Accordingly, stock based compensation in the amount of $6,250 has been recognized.

On  May 1, 2009, the Company entered into an agreement with William Rosenstadt and Steven Sanders to assist the Company in developing business strategy, acquisition strategy, sales and marketing strategies, and other services mutually agreed to between the consultants and the Company.  The agreement calls for the issuance of 499,038 shares of common stock for the period May 1, 2009 to April 30, 2010.  To date, 450,000 shares have been issued at $0.10 per share.  Accordingly, stock based compensation in the amount of $18,750 has been  recognized.

On May 1, 2009, the Company entered into a three year consulting agreement with ELSO Investment Corporation to assist the Company in developing an acquisition strategy and structure outside North America and other services mutually agreed to by the Company and ELSO Investment Corporation.  In connection with the agreement, the Company issued 900,000 shares of its common stock at $0.10 per share.  The shares vest at the rate of 25,000 shares per month.  Accordingly, stock based compensation in the amount of $12,500 has been  recognized.

On June 23, 2009, the Board of Directors approved a 3-for-1 forward stock split.  Accordingly, all share and per share amounts have been retroactively adjusted.

NOVO ENERGIES CORPORATION

(FORMERLY ATLANTIC WINE AGENCIES, INC. AND SUBSIDIARIES)

NOTES TO FINANCIAL STATEMENTS
September 30, 2009 (Unaudited)

NOTE G - STOCKHOLDERS’ EQUITY (CONTINUED)

On July 1, 2009, the Company entered into a consulting agreement with The Group Marcel Tremblay to provide consulting services relating to sales and business strategies in connection with the agreement that the Company issue 25,000 shares of its common stock at $1.00 per share which will vest at the rate of $2,083 per month over a 12 month period.  Warrants of 200,000 were also issued valued at $0.982 per warrant also to be vested over a 12 month period at $16,366 per month.  Accordingly, stock based compensation in the amounts of $6,250 and $49,100, respectively, have been recognized. The shares and the warrants have not yet been issued but are included in outstanding shares.

On July 1, 2009, the Company entered into a consulting agreement with Jenkins Hill International and its CEO, former US Congressman W. Curt Weldon, to provide business and sales strategies in connection with the agreement that the Company  issue 250,000 shares of its common stock at $1.00 per share which will vest at the time of issue.  Accordingly, stock based compensation in the amounts of $250,000 has been recognized.  These shares have not yet been issued but have been included in outstanding shares.

On July 8, 2009, the Company sold, under a private placement agreement, 229,000 units consisting of one share of common stock and one warrant for every two shares sold.  The units were sold at $0.35 per unit resulting in $80,150 paid to the Company.  The warrants were valued at $.028 per unit using a modified binomial analysis and classified as additional paid in capital.

On July 15, 2009, the Company entered into a consulting agreement with Faisal Faroog Butt to provide  consulting services relating to corporate strategies as well as sales and marketing strategies for an eighteen month period beginning July 15, 2009.  In connection with the agreement, the Company will issue 200,000 shares of its common stock at $.93 per share.  The shares will vest over an 18 month period.  Accordingly stock based compensation in the amount of $25,833 has been recognized.

At September 30, 2009; 704,000 common shares are included in outstanding shares although not yet issued.

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

On May 1, 2009, the Company executed an employment agreement with Andre L’Heureux to be the Company’s President and Chief Operating Officer.  The agreement commenced immediately and can be terminated by either party upon written notice.  The agreement calls for a base salary of $6,500 per month

NOVO ENERGIES CORPORATION

(FORMERLY ATLANTIC WINE AGENCIES, INC. AND SUBSIDIARIES)

NOTES TO FINANCIAL STATEMENTS
September 30, 2009 (Unaudited)

NOTE H - COMMITMENTS  AND CONTINGENCIES (CONTINUED)

effective August 1, 2009 and the issuance of 3,000,000 shares at $0.10 per share of theCompany’s common stock which vests over a 36 month period.  The executive will also participate in a Company stock option plan.  The individual has since resigned the positions of President and Chief Operating officer and accepted employment as the company’s Chief Technical Officer.  All terms and conditions of the previous agreement remain in place.

On May 1, 2009, the Company entered into a consulting agreement with JMR Holdings, Inc. (a company controlled by Mr. Daniel Rinquet, VP of Strategic Planning) to assist the company in developing a business strategy, an acquisition strategy, and a sales and marketing strategy. The agreement provides for a monthly retainer of $6,500 effective May 1, 2009 and the issuance of 3,000,000 shares at $0.10 per share of the Company’s common stock which will vest over a 36 month period.

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

On June 29, 2009, the Company entered into a consulting agreement with Jenkins Hill International and its CEO, former US Congressman W. Curt Weldon, to provide business and sales strategies.   The agreement provides for a retainer of $10,000 upon execution of the agreement, $3,000 per month for the period July 1, 2009 to December 31, 2009, $5,000 per month for the period January 1, 2010 to June 30, 2010, and the issuance of 250,000 shares of the Company’s common stock.

On July 1, 2009, the Company entered into a consulting agreement with the Group Marcall Tremblay, to provide consulting services relating to sales and business strategies.  The agreement provides for a monthly retainer of $3,000 per month for the period July 1, 2009 to December 31, 2009 and $5,000 per month for the period January 1, 2010 to June 1, 2010, the issuance of 25,000 shares of the Company’s common stock, the issuance of 200,000 warrants with an exercise price of $0.35 per share, a 5% perpetual royalty based upon income received from all operations, and 5% of all cash received by the Company from direct investment made as a result of introduction.

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

NOVO ENERGIES CORPORATION

(FORMERLY ATLANTIC WINE AGENCIES, INC. AND SUBSIDIARIES)

NOTES TO FINANCIAL STATEMENTS
September 30, 2009 (Unaudited)

NOTE H - COMMITMENTS  AND CONTINGENCIES (CONTINUED)

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

NOTE I - SUBSEQUENT EVENTS

Effective October 23, 2009, the Company entered into an employment agreement with Hakim Zahar as the President of the Company.  The agreement calls for base salary of $10,000 per month with first payment starting November 15, 2009.  The executive shall receive a minimum of 50,000 stock options per month starting on the effective date of this agreement.  This agreement can be terminated by either party at will.

In October 2009, the Company entered into an agreement with Colorado Tire Recycling, LLC for the purchase and sale of tire derived fuel chips.  The agreement is for 5 years effective January 1, 2010 with a 5 year extension option.  The initial payment of $20,000 due December 1, 2009 is contingent upon the completion of due diligence.

In October 2009, the Company agreed to sell 15,000,000 units at $0.35/unit, each unit consisting of 1 share and 1 common stock warrant for each 2 shares of common stock purchased. Subscription agreements dated October 29, 2009 and November 1, 2009 to acquire 30,000 units for an aggregate purchase price of $10,500 per each agreement were received.

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

RESULTS OF OPERATIONS

As indicated in the accompanying financial statements, the Company has incurred cumulative net operating losses of $9,826,517 from inception to September 30, 2009 and has negative working capital as of September 30, 2009 of $558,003.  Management’s plans include the raising of capital through equity markets to fund future operations and the generating of revenue through its business.  Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations.  Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenues will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Results of Operation- Three Months Ended September 30, 2009

The Company is currently developing its business, and as a result has no products or services to offer and no revenues.  In developing its business, the Company has undertaken expenses that have resulted in a loss from continuing operations of $773,330 in the three months ended September 30, 2009, as compared to a loss from continuing operations of $1,526 in the corresponding period in 2008.  Loss from continuing operations consists of stock-based compensation, which increased from $0 to $405,628 in the three month periods ended September 30, 2008 and 2009, payroll and other related items, which increased from $0 to $43,056 in the three month periods ended September 30, 2008 and 2009, and general and administrative expenses, which increased from $1,526 to $324,646 in the three month periods ended September 30, 2008 and 2009. Each of these increases is attributable to the Company having no continuing operations in three month period ended September 30, 2008 as opposed to the developing one it was undertaking in the 2009 period.

Results of Operation- Six Months Ended September 30, 2009

The Company is currently developing its business, and as a result has no products or services to offer and no revenues.  In developing its business, the Company has undertaken expenses that have resulted in a loss from continuing operations of $980,360 in the six months ended September 30, 2009, as compared to a loss from continuing operations of $239,063 in the corresponding period in 2008.  Loss from continuing operations consists of stock-based compensation, which increased from $0 to $453,961 in the six month periods ended September 30, 2008 and 2009, payroll and other related items, which increased from $0 to $75,175 in the six month periods ended September 30, 2008 and 2009, and general and administrative expenses, which increased from $239,063 to $451,224 in the six month periods ended September 30, 2008 and 2009. Each of these increases is attributable to the Company having no continuing operations in six month period ended September 30, 2008 as opposed to the developing one it was undertaking in the 2009 period.

LIQUIDITY AND CAPITAL RESOURCES

In connection with our current liabilities of $558,003 as at September 30, 2009, we had accrued expenses of $206,781, related party payables of $292,676 and accounts payable of $55,049.

At September 30, 2009, the related party payable of $292,676 represents the unpaid salary to the Chief Executive Officer of $100,000, expenses paid by the Chief Executive Officer on behalf of the company aggregating $150,144 and expenses advanced by other shareholders in the amount of $42,532 related primarily to travel related expenses.  Additionally, included in accrued expenses is $39,000 for unpaid rent payable to Lusierna Asset Management, Ltd., a company controlled by the Chief Executive Officer.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2009, the Accounting Standards Codification became FASB’s official recognized source of authoritative U.S. generally accepted accounting principles applicable to all public and non-public non-governmental entities, superseding existing FASB AICPA, EITF and related literature.  Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  All other accounting literature is considered non-authoritative. The switch to the ASC affects the way companies refer to U.S. GAAP in financial statements and accounting policies.  Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.

The codification is effective for interim and annual periods ending after September 15, 2009.  Its adoption had minimal impact on our results.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.
Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 1, 2009, the Company entered into a consulting agreement with The Group Marcel Tremblay to provide consulting services relating to sales and business strategies in connection with the agreement that the Company issue 25,000 shares of its common stock at $1.00 per share which will vest at the rate of $2,083 per month over a 12 month period.  Warrants of 200,000 were also issued valued at $0.982 per warrant also to be vested over a 12 month period at $16,366 per month.  Accordingly, stock based compensation in the amounts of $6,250 and $49,100, respectively, have been recognized. The shares and the warrants have not yet been issued but are included in outstanding shares.

On July 1, 2009, the Company entered into a consulting agreement with Jenkins Hill International and its CEO, former US Congressman W. Curt Weldon, to provide business and sales strategies in connection with the agreement that the Company  issue 250,000 shares of its common stock at $1.00 per share which will vested at the time of issue.  Accordingly, stock based compensation in the amounts of $250,000 has been recognized.  These shares have not yet been issued but have been included in outstanding shares.

On July 8, 2009, the Company sold, under a private placement agreement, 229,000 units consisting of one share of common stock and one warrant for every two shares sold.  The units were sold at $0.35 per unit resulting in $80,150 paid to the Company.  The warrants were valued at $.028 per unit using a modified binomial analysis and classified as additional paid in capital.

On July 15, 2009, the Company entered into a consulting agreement with Faisal Faroog Butt to provide  consulting services relating to corporate strategies as well as sales and marketing strategies for an eighteen month period beginning July 15, 2009.  In connection with the agreement, the Company will issue 200,000 shares of its common stock at $.93 per share.  The shares will vest over an 18 month period.  Accordingly stock based compensation in the amount of $25,833 has been recognized.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

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

Date: November 23, 2009

/s/ Antonio Treminio
Antonio Treminio
Chief Financial Officer and Chief Executive Officer