Form 10-Q
period 2009-12-31
Novo Energies Corp
filed 2010-02-22
CIK 1142790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

Large Accelerated Filer  ☐ Accelerated Filer  ☐ Non-Accelerated Filer  ☐ Smaller Reporting Company  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of February 1, 2010:  33,146,106

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

NOVO ENERGIES CORPORATION and SUBSIDIARY
(FORMERLY ATLANTIC WINE AGENCIES INC. AND SUBSIDIARIES)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31,	March 31,
	2009	2009
	(Unaudited)	(Audited)
CURRENT ASSETS
Cash	$27,871

TOTAL ASSETS	$27,871	$-

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Note Payable	$211,311
Accounts Payable	109,646
Accrued Interest	3,989
Accrued Professional Fees	117,175	$10,634
Related party payables
Accrued Rent	58,500
Accrued Consulting	114,000
Accrued Salaries and Taxes	162,119	70,000
Accrued Travel and Entertainment	47,085
Due to Chairman and CEO	214,441	31,120
Total Related Party Payables	596,145	101,120
Total current liabilities	$1,038,266	$111,754

STOCKHOLDERS' (DEFICIT)
Common stock, par value $0.00001; 1,000,000,000 shares
authorized, 25,849,787 and 17,152,338 issued and
outstanding at December 31, 2009 and March 31, 2009,
respectively	258	172
Additional paid-in capital	9,902,810	8,734,231
Accumulated deficit from prior operations	(8,521,904)	(8,521,904)
Accumulated deficit during development stage	(2,391,559)	(324,253)
Total Stockholders' Equity (Deficit)	(1,010,395)	(111,754)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$27,871	-

NOVO ENERGIES CORPORATION and SUBSIDIARY
(FORMERLY ATLANTIC WINE AGENCIES INC. AND SUBSIDIARIES)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
					Period from inception
					of Development
	Three Months Ended		Nine Months Ended		(October 7, 2008)
	December 31,		December 31,		to December 31,
	2009	2008	2009	2008	2009

OPERATING EXPENSES
General and Administrative	$823,745	$19,000	$1,708,082	$258,063	$2,032,335
Research and Development	253,601		349,624		349,624
Interest Expense	9,600		9,600		9,600
Total Expenses	1,086,946	19,000	2,067,306	258,063	2,391,559

LOSS FROM CONTINUING OPERATIONS	(1,086,946)	(19,000)	(2,067,306)	(258,063)	(2,391,559)

DISCONTINUED OPERATIONS (NET OF TAXES)
Loss from discontinued operations (net of tax of $0)				(280,037)
Gain on disposal of discontinued operations (net tax of $0)
Income (loss) from discontinued operations				(280,037)

NET LOSS	$(1,086,946)	$(19,000)	$(2,067,306)	$(538,100)	$(2,391,559)

NET LOSS PER SHARE (BASIC AND DILUTED)
Continuing operations	$(0.05)	$(0.00)	$(0.11)	$(0.02)	$(0.14)
Discontinued operations				(0.02)
Total	$(0.05)	$(0.00)	$(0.11)	$(0.04)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	20,135,153	14,162,859	18,582,491	14,125,081	16,834,065

NOVO ENERGIES CORPORATION and SUBSIDIARY
(FORMERLY ATLANTIC WINE AGENCIES INC. AND SUBSIDIARIES)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
			Period from Inception
			of Development
			(October 7, 2008)
	For the Nine Months Ended December 31,		to December 31,
	2009	2008	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(2,067,306)	$(538,100)	$(2,391,559)
Loss from Discontinued Operations		361,600
Adjustments to reconcile net loss to cash provided by
operating activities:
Stock based compensation	996,240	70,000	1,296,240
Note payable discount amortization	5,611		5,611
Discontinued operations
Continuing operations
Cash used in operating activities-continuing operations:
Related party payable	495,025	106,500	508,645
Accrued expenses	220,176		230,809
Cash used in operating activities-discontinued operations:
Cash provided by (used in) operating activities	(350,254)	-	(350,254)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of Common Stock	136,125		136,125
Cash provided by financing activities	242,000	-	242,000
Cash provided by financing activities	378,125		378,125

INCREASE IN CASH	27,871	-	27,871
CASH, BEGINNING OF PERIOD	-	-	-
CASH, END OF PERIOD	$27,871	$-	$27,871

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
NONE

NOVO ENERGIES CORPORATION and SUBSIDIARY
(FORMERLY ATLANTIC WINE AGENCIES, INC. AND SUBSIDIARIES)
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
December 31, 2009 (unaudited)

NOTE A – BASIS OF PRESENTATION, NATURE OF BUSINESS AND GOING CONCERN

Basis of Presentation

The accompanying consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included.  Results for the nine months ended December 31, 2009 are not necessarily indicative of the results that may be expected for the year ending March 31, 2010.  For further information, refer to the financial statements and footnotes thereto included in the Novo Energies Corporation annual report on Form 10-KSB for the year ended March 31, 2009.

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

Novo formerly known as Atlantic Wine Agencies, Inc. (“Atlantic”) is organized under the laws of the State of Florida.  Atlantic had vineyards and a winery in South Africa.  The operations of Atlantic were spun-out to the stockholders in September 2008, and a change of control occurred on October 7, 2008 at which time the Company considered itself a Development Stage Company.  The Company changed its name to Novo Energies Corporation on June 8, 2009.  The 2008 Financial Statements have been reclassified to give effect to the discontinued operations.

On July 30, 2009, the Company formed its first wholly owned subsidiary - WTL Renewable Energy, Inc. (“WTL”). WTL was established as a Canadian Federal Corporation whose business plan is to plan, build, own, and operate renewable energy plants throughout North America.

Going Concern

As indicated in the accompanying financial statements, the Company has incurred cumulative net operating losses of $2,391,559 during the Development stage and has negative working capital of $1,010,395.  Management’s plans include the raising of capital through equity markets to fund future operations and the generating of revenue through its business.  Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations.  Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenues will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOVO ENERGIES CORPORATION and SUBSIDIARY
(FORMERLY ATLANTIC WINE AGENCIES, INC. AND SUBSIDIARIES)
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
December 31, 2009 (unaudited)

NOTE C– RECENT ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2009, the Accounting Standards Codification (“ASC”) became FASB’s official recognized source of authoritative U.S. generally accepted accounting principles applicable to all public and non-public non-governmental entities, superseding existing FASB AICPA, EITF and related literature.  Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  All other accounting literature is considered non-authoritative. The switch to the ASC affects the way companies refer to U.S. GAAP in financial statements and accounting policies.  Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure. The codification is effective for interim and annual periods ending after September 15, 2009.  Its adoption had minimal impact on our results.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, codified under ASC Topic 855. SFAS No. 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The Company evaluated events between the end of the most recent quarter, December 31, 2009 and February 18, 2010, the date the consolidated financial statements were available to be issued and no additional disclosures were deemed necessary.

NOTE D - SIGNIFICANT ACCOUNTING POLICIES

Net Loss Per Common Share

The Company computes per share amounts in accordance with ASC Topic 260, “Earnings per Share.”  Earnings per share (EPS) requires presentation of basic and diluted EPS.  Basic EPS is computed by dividing the income (loss) available to Common Stockholders by the weighted-average number of common shares outstanding during the periods, however, no potential common shares are included in the computation of any diluted per share amounts when a loss from continuing operations exists.  During the period ended December 31, 2009, unvested common shares in the amount of 2,833,336 issued for future consulting and employment contracts were excluded from the EPS calculation as they are not considered issued for accounting purposes.

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

NOTE F - RELATED PARTY PAYABLE

At December 31, 2009, the related party payables of $596,145 represents the unpaid salary and taxes to the Chief Executive Officer of $162,119, expenses paid by the Chief Executive Officer on behalf of the company aggregating $214,441, compensation due other consultants $114,000 and expenses advanced by other shareholders in the amount of $47,085, primarily to travel related expenses.  Additionally, included in related party payables is $58,500 for unpaid rent payable to Lusierna Asset Management, Ltd., a company controlled by the Chief Executive Officer.

NOTE G –  NOTE PAYABLE

On November 1, 2009, the Company issued a $242,000 promissory note maturing on October 31, 2010.  The note bears interest at the rate of 10% per annum and is payable at maturity.  The face amount of the note plus accrued interest is convertible into unregistered common stock of the company at the lesser of 100% of the volume weighted average price (“VWAP”) of common stock as reported by Bloomberg L.P. on the day prior to the conversion date and a 15% discount to the lowest daily closing “VWAP” of common stock during the five days prior to the conversion date.  The Company in accordance with EITF 98-5 and 00-27 utilized the Market approach to value the debt instrument and concluded that a beneficial conversion feature exists since the effective conversion price of shares was less than the stock price at commitment date.  The 15% discount created a beneficial conversion feature at the commitment date aggregating $36,300 which is being accreted monthly from the issuance date of the promissory note through maturity and is being recorded as additional interest expense.   Accordingly, at December 31, 2009, the loan balance is $211,311, net of the discount $30,689 and amortized discount of $5,611 which has been charged to interest expense.

NOVO ENERGIES CORPORATION and SUBSIDIARY
(FORMERLY ATLANTIC WINE AGENCIES, INC. AND SUBSIDIARIES)
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
December 31, 2009 (unaudited)

NOTE H - STOCKHOLDERS’ EQUITY

On May 1, 2009, the Company issued 3,000,000 shares of its common stock to Andre L’Heureux as President of the Company in connection with his employment contract.  The shares vest at the rate of 83,333 per month over a three year period.  The shares were valued at $0.10 per share.  Accordingly, stock based compensation in the amount of $66,667 has been recognized.

On May 1, 2009, the Company entered into a consulting agreement with JMR Holdings, Inc. to assist the Company in developing a business strategy, an acquisition strategy, and a sales and marketing strategy.  In connection with the agreement, the Company issued 3,000,000 shares of its common stock at $0.10 per share which was to vest at the rate of 83,333 per month over a three year period.  The above agreement was amended on December 1, 2009 with immediate vesting of all issued shares. Accordingly, stock based compensation in the amount of $300,000 has been recognized.

On May 1, 2009, the Company entered into an agreement with Jeffrey Wolin to provide managerial consulting service. In connection with the agreement, the Company issued 450,000 shares which will vest at the rate of 12,500 shares per month.  The shares were valued at $0.10 per share.  Accordingly, stock based compensation in the amount of $10,000 has been recognized. On December 1, 2009, this agreement was amended to award 50,000 shares per month effective January 1, 2010.  Mr. Wolin shall now receive a total of 1,575,000 shares for the entire 3 year duration of the contract.

On May 1, 2009, the Company entered into an agreement with William Rosenstadt and Steven Sanders to assist the Company in developing business strategy, acquisition strategy, sales and marketing strategies, and other services mutually agreed to between the consultants and the Company.  The agreement calls for the issuance of 499,038 shares of common stock for the period May 1, 2009 to April 30, 2010.  To date, 450,000 shares have been issued at $0.10 per share.  Accordingly, stock based compensation in the amount of $32,452 has been recognized.

On May 1, 2009, the Company entered into a three year consulting agreement with ELSO Investment Corporation to assist the Company in developing an acquisition strategy and structure outside North America and other services mutually agreed to by the Company and ELSO Investment Corporation.  In connection with the agreement, the Company issued 900,000 shares of its common stock at $0.10 per share.  The shares vest at the rate of 25,000 shares per month.  On December 19, 2009, this agreement was amended with immediate vesting of all issued shares. Accordingly, stock based compensation in the amount of $90,000 has been recognized.

On June 23, 2009, the Board of Directors approved a 3-for-1 forward stock split.  Accordingly, all share and per share amounts have been retroactively adjusted.

On July 1, 2009, the Company entered into a consulting agreement with The Group Marcel Tremblay to provide consulting services relating to sales and business strategies in connection with the agreement that the Company issue 25,000 shares of its common stock at $1.00 per share which will vest at the rate of $2,083 per month over a 12 month period.  The Company issued 200,000 warrants valued at $0.982 per warrant also to be vested over a 12 month period at $16,366 per month.  Accordingly, stock based compensation in the amounts of $12,500 and $98,200, respectively, have been recognized. The shares and the warrants have not yet been issued but are included in outstanding shares.  In January 2010, the Company amended the agreement effective February 1, 2010 to cancel and replace the Warrants with 360,000 shares of its common stock at $1.00 per share.  The shares will vest over a 36 month period.  The Company also amended the monthly retainer from $3,000 per month to $2,500 per month effective February 1, 2010.

On July 1, 2009, the Company entered into a consulting agreement with Jenkins Hill International and its CEO, former US Congressman W. Curt Weldon, to provide business and sales strategies in connection with the agreement that the Company issue 250,000 shares of its common stock at $1.00 per share which will vest at the time of issue.  Accordingly, stock based compensation in the amount of $250,000 has been recognized.  These shares have not yet been issued but have been included in outstanding shares.

On July 8, 2009, the Company sold, under a private placement agreement, 229,000 units consisting of one share of common stock and one warrant for every two shares sold.  The units were sold at $0.35 per unit resulting in $80,150 paid to the Company.  The warrants were valued at $.028 per unit using a modified binomial analysis and classified as additional paid in capital.

On July 15, 2009, the Company entered into a consulting agreement with Faisal Farooq Butt to provide consulting services relating to corporate strategies as well as sales and marketing strategies for an eighteen month period beginning July 15, 2009.  In connection with the agreement, the Company will issue 200,000 shares of its common stock at $.93 per share.  The shares will vest over an 18 month period.  Accordingly stock based compensation in the amount of $56,832 has been recognized.  On December 1, 2009, this contract was amended to award 50,000 shares per month effective January 1, 2010 and extended for an additional 30 months.  Mr. Butt will now receive a total of 1,566,666 shares over the term of the contract.  In connection with the agreement, the Company will provide a retainer of $3,000 per month effective July 1, 2009 and $4,500 per month when the Company completes a successful private placement of $3,000,000.

Effective August 15, 2009, the Company entered into a consulting agreement with Rubenstein Investor Relations, Inc. to provide consulting services with respect to matters concerning the financial and investment communities for a minimum of six months.  In addition to a monthly fee, the Company issued 200,000 five year warrants, exercisable at $.40 per share. The warrants were valued using a Black- Scholes-

NOVO ENERGIES CORPORATION and SUBSIDIARY
(FORMERLY ATLANTIC WINE AGENCIES, INC. AND SUBSIDIARIES)
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
December 31, 2009 (unaudited)

NOTE H - STOCKHOLDERS’ EQUITY (CONTINUED)

Merton Option pricing model at $0.271 per share and accordingly, stock based compensation in the amount of $40,589 has been recognized.

On November 1, 2009, the company entered into a consulting agreement with Philippe Germaine to provide consulting services in Investor Relations. In connection with the agreement, the Company will provide a monthly retainer of $3,000 per month, and issue 15,000 shares of its common stock per month.  In addition, Mr. Germaine received a cash signing bonus of $9,000.  In connection with the agreement, stock based compensation in the amount of $9,000 was recorded based upon average share prices ranging from $.17 to $.41 during the period.

Effective October 23, 2009, the Company entered into an employment agreement with Hakim Zahar as the President of the Company.  The agreement calls for a base salary of $10,000 per month with payments starting November 15, 2009.  The executive shall receive a minimum of 50,000 of the Company’s common stock shares per month starting on the effective date of this agreement.  This agreement can be terminated by either party at will.  In accordance with the terms of the contract, stock based compensation in the amount of $30,000 has been recognized based on the average share prices ranging from $.17 to $.41 during the period.

Between October 22, 2009 and November 4, 2009, the Company sold, under private placement agreements to four different individuals, 159,929 units consisting of one share of common stock and one warrant for every two shares sold.  The units were sold at $0.35 per unit resulting in $55,975 proceeds to the Company.  The warrants were valued at approximately $.012 per unit using a modified binomial analysis and classified as additional paid in capital.

At December 31, 2009,  897,454 common shares are included in outstanding shares although not yet issued.

NOTE I - COMMITMENTS AND CONTINGENCIES

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

NOVO ENERGIES CORPORATION and SUBSIDIARY
(FORMERLY ATLANTIC WINE AGENCIES, INC. AND SUBSIDIARIES)
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
December 31, 2009 (unaudited)

NOTE I - COMMITMENTS AND CONTINGENCIES (CONTINUED)

On May 1, 2009, the Company entered into a consulting agreement with JMR Holdings, Inc. (a company controlled by Mr. Daniel Rinquet, VP of Strategic Planning) to assist the company in developing a business strategy, an acquisition strategy, and a sales and marketing strategy. The agreement provides for a monthly retainer of $6,500 effective May 1, 2009 and the issuance of 3,000,000 shares at $0.10 per share of the Company’s common stock which will vest over a 36 month period.  Said agreement was amended on December 1, 2009 with immediate vesting of all shares.

On May 1, 2009, the Company entered into an agreement with Jeffrey Wolin to provide managerial consulting services.  The agreement provides for a monthly retainer of $2,500 effective July 1, 2009 and the issuance of 450,000 shares at $0.10 per share which vest over a 36 month period.  On December 1, 2009, this agreement was amended to award 50,000 shares per month effective January 1, 2010.  Mr. Wolin shall now receive a total of 1,575,000 shares for the entire 3 year duration of the contract.

On May 1, 2009, the Company entered into an agreement with William Rosenstadt and Steven Sanders to assist the Company in developing business strategies, acquisition strategies, sales and marketing strategiesand other services as mutually agreed to between consultant and Company.  The agreement calls for the issuance of 499,038 shares of common stock for the period May 1, 2009 to April 30, 2010.  On May 8, 2009, 450,000 shares were issued and valued at $0.10 per share.

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

On July 1, 2009, the Company entered into a consulting agreement with the Group Marcall Tremblay, to provide consulting services relating to sales and business strategies.  The original agreement provides for a monthly retainer of $3,000 per month for the period July 1, 2009 to December 31, 2009 and $5,000 per month for the period January 1, 2010 to June 1, 2010, the issuance of 25,000 shares of the Company’s common stock, the issuance of 200,000 warrants with an exercise price of $0.35 per share, a 5% perpetual royalty based upon income received from all operations, and 10% of all cash received by the Company from direct investment made as a result of introduction and the company will pay $2 per ton on all raw material contracts.  In January 2010, the Company amended the agreement effective February 1, 2010, retroactive to July 1, 2009, to cancel and replace the warrants with 360,000 shares of its common stock at $1.00 per share, retroactive to July 1, 2009.  The shares will vest over a 36 month period.  The Company also amended the monthly retainer from $3,000 to $2,500 per month effective February 1, 2010 with no further increase until the Company has a successful capital raise.

On July 1, 2009, the Company entered into a consulting agreement with Faisal Farooq Butt to provide consulting service relating to corporate strategies as well as sales and marketing strategies for the period July 1, 2009 to December 31, 2010.  In connection with the agreement, the company will provide a retainer of  $3,000  per  month  effective  July  1, 2009  and  $4,500  per  month  when the Company  completes  a successful private placement in excess of $3,000,000.  The agreement also provides for the issuance of 200,000 shares of the Company’s common stock to vest pro rata over 18 months. On December 1, 2009, this contract was amended to award 50,000 shares per month effective January 1, 2010 and extended for an additional 30 months.  Mr. Butt will now receive a total of 1,566,666 shares over the term of the contract.

On July 10, 2009, the Company entered into an employment agreement with its Chief Executive Officer with an effective date of September 22, 2008, which can be terminated by either party for any reason at will.  The agreement calls for a monthly salary of $10,000.

On November 1, 2009, the company entered into a consulting agreement with Philippe Germaine to provide consulting services in Investor Relations. In connection with the agreement, the Company will provide a monthly retainer of $3,000 per month, and issue 15,000 of its common shares per month.

Effective October 23, 2009, the Company entered into an employment agreement with Hakim Zahar as the President of the Company.  The agreement calls for base salary of $10,000 per month with first payment starting November 15, 2009.  The executive shall receive a minimum of 50,000 shares of the Company’s common stock per month starting on the effective date of this agreement.  This agreement can be terminated by either party at will.

In October 2009, the Company entered into an agreement with Colorado Tire Recycling, LLC for the purchase and sale of tire derived fuel chips.  The agreement is for 5 years effective January 1, 2010 with a 5 year extension option.  The initial payment of $20,000 was due December 1, 2009 and was contingent upon the completion of due diligence which has not yet occurred

NOVO ENERGIES CORPORATION and SUBSIDIARY
(FORMERLY ATLANTIC WINE AGENCIES, INC. AND SUBSIDIARIES)
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
December 31, 2009 (unaudited)

NOTE J - SUBSEQUENT EVENTS

On January 21, 2010, the Company owed its Chief Executive Officer $376,560 for salary and expenditures paid by him on behalf of the company.  The company and its President and Chief Executive Officer mutually agreed to formalize a portion of the debt and issued a $279,656 promissory note maturing on January 21, 2012.  The note bears interest at the rate of 10% per annum and is payable at maturity.  The face amount of the loan plus accrued interest is convertible into unregistered common stock of the company at the lesser of 100% of the volume weighted average price (“VWAP”) of common stock as reported by Bloomberg L.P. on the day prior to the conversion date and a 15% discount to the lowest daily closing “VWAP” of common stock during the five days prior to the conversion date.  The Company in accordance with EITF 98-5 and 00-27 utilized the Market approach to value the debt instrument and concluded that a beneficial conversion feature exists since the effective conversion price of shares was less than the stock price at commitment date.  The 15% discount created a beneficial conversion feature at the commitment date aggregating $41,945 which will be accreted monthly from the issuance date of the promissory note through maturity and will be recorded as additional interest expense.   Accordingly, at January 21, 2010, the loan has been recorded at $237,691, net of the discount $41,945, which will be credited to additional paid in capital.

On January 26, 2010, the Company issued at par, a $500,000 Secured Convertible Debenture maturing on January 26, 2011.  The debenture bears interest at the rate of 10% per annum and is payable monthly. The Company has granted a security interest in substantially all of the assets of the Company as collateral for the debenture. The face amount of the loan plus accrued interest is convertible into unregistered common stock of the company at the lesser of 100% of the volume weighted average price (“VWAP”) of common stock as reported by Bloomberg L.P. on the day prior to the conversion date and a 15% discount to the lowest daily closing “VWAP” of common stock during the five days prior to the conversion date.  Additionally, the Company issued commitment shares totaling 6,085,193 equivalent to $1,500,000 at the closing date to obtain the loan. The Company in accordance with APB 14 utilized the Market Approach to value the debt instrument and allocated the net proceeds from the issuance of the debenture based upon the pro rata portion of the face value of the debentures and the undiscounted value of the commitment shares.  Additionally, 15% of Debenture was allocated to a beneficial conversion feature in accordance with EITF 98-5 and EITF 00-27.  The Company concluded that the 15% discount created a beneficial conversion feature at the commitment date since the effective conversion price of the shares was less than the stock price at the commitment date.  The beneficial conversion feature and the pro rata value of the commitment shares aggregated $395,521 which will be accreted monthly from the issuance date of the Debenture through maturity and will be recorded as additional interest expense.   Accordingly, at January 26, 2010, the loan has been recorded at $104,479, net of the discount $395,521 which was credited to additional paid in capital.

On January 21, 2010, the board of directors approved the issuance of 1,404,575 shares of its common stock in settlement of $294,961 of current liabilities including $200,000 to related parties.

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

Novo formerly known as Atlantic Wine Agencies, Inc. (“Atlantic”) is organized under the laws of the State of Florida.  Atlantic had vineyards and a winery in South Africa.  The operations of Atlantic were spun-out to the stockholders in September 2008, and a change of control occurred on October 7, 2008 at which time the Company considered itself a Development Stage Company.  The Company changed its name to Novo Energies Corporation on June 8, 2009.  The 2008 Financial Statements have been reclassified to give effect to the discontinued operations.

On July 30, 2009, the Company formed its first wholly owned subsidiary - WTL Renewable Energy, Inc. (“WTL”). WTL was established as a Canadian Federal Corporation whose business plan is to plan, build, own, and operate renewable energy plants throughout North America.

On November 1, 2009, the Company issued a $242,000 promissory note maturing on October 31, 2010.  The note bears interest at the rate of 10% per annum and is payable at maturity.  The face amount of the note plus accrued interest is convertible into unregistered common stock of the company at the lesser of 100% of the volume weighted average price (“VWAP”) of common stock as reported by Bloomberg L.P. on the day prior to the conversion date and a 15% discount to the lowest daily closing “VWAP” of common stock during the five days prior to the conversion date.  The Company in accordance with EITF 98-5 and 00-27 utilized the Market approach to value the debt instrument and concluded that a beneficial conversion feature exists since the effective conversion price of shares was less than the stock price at commitment date.  The 15% discount created a beneficial conversion feature at the commitment date aggregating $36,300 which is being accreted monthly from the issuance date of the promissory note through maturity and is being recorded as additional interest expense.   Accordingly, at December 31, 2009, the loan balance is $211,311, net of the discount $30,689 and amortized discount of $5,611 which has been charged to interest expense.

On November 1, 2009, the company entered into a consulting agreement with Philippe Germaine to provide consulting services in Investor Relations. In connection with the agreement, the Company will provide a monthly retainer of $3,000 per month, and issue 15,000 shares of its common stock per month.  In addition, Mr. Germaine received a cash signing bonus of $9,000.  In connection with the agreement, stock based compensation in the amount of $9,000 was recorded based upon average share prices ranging from $.17 to $.41 during the period.

Effective October 23, 2009, the Company entered into an employment agreement with Hakim Zahar as the President of the Company.  The agreement calls for a base salary of $10,000 per month with payments starting November 15, 2009.  The executive shall receive a minimum of 50,000 of the Company’s common stock shares per month starting on the effective date of this agreement.  This agreement can be terminated by either party at will.  In accordance with the terms of the contract, stock based compensation in the amount of $30,000 has been recognized based on the average share prices ranging from $.17 to $.41 during the period.

Between October 22, 2009 and November 4, 2009, the Company sold, under private placement agreements to four different individuals, 159,929 units consisting of one share of common stock and one warrant for every two shares sold.  The units were sold at $0.35 per unit resulting in $55,975 proceeds to the Company.  The warrants were valued at approximately $.012 per unit using a modified binomial analysis and classified as additional paid in capital.

At December 31, 2009, 897,454 common shares are included in outstanding shares although not yet issued.

RESULTS OF OPERATIONS

As indicated in the accompanying financial statements, the Company has incurred cumulative net operating losses of $2,391,559 during the Development stage and has negative working capital of $1,010,395.  Management’s plans include the raising of capital through equity markets to fund future operations and the generating of revenue through its business.  Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations.  Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenues will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Results of Operation- Three Months Ended December 31, 2009

The Company is currently developing its business, and as a result has no products or services to offer and no revenues.  In developing its business, the Company has undertaken expenses that have resulted in a loss from continuing operations of $1,086,946 in the three months ended December 31, 2009, as compared to a loss from continuing operations of $19,000 in the corresponding period in 2008.  Loss from continuing operations consists of general and administrative expenses, which increased from $19,000 to $823,745 in the three month periods ended December 31, 2008 and 2009, research and development, which increased from $0 to $253,601 in the three month periods ended December 31, 2008 and 2009, and interest expense, which increased from $0 to $9,600 in the three month periods ended December 31, 2008 and 2009.  Each of these increases is attributable to the development of the Company’s technological processes.

Results of Operation- Nine Months Ended December 31, 2009

The Company is currently developing its business, and as a result has no products or services to offer and no revenues.  In developing its business, the Company has undertaken expenses that have resulted in a loss from continuing operations of $2,067,306 in the nine months ended December 31, 2009, as compared to a loss from continuing operations of $258,063 in the corresponding period in 2008.  Loss from continuing operations consists of general and administrative expenses, which increased from $258,063 to $1,708,082 in the nine month periods ended December 31, 2008 and 2009, research and development, which increased from $0 to $349,624 in the nine month periods ended December 31, 2008 and 2009, and interest expense, which increased from $0 to $9,600 in the nine month periods ended December 31, 2008 and 2009.  Each of these increases is attributable to the development of the Company’s technological processes.

LIQUIDITY AND CAPITAL RESOURCES

In connection with our current liabilities of $1,038,266 as at December 31, 2009, we had accrued professional fees of $117,175, a note payable of $211,311 and total related party payables of $596,145.

At December 31, 2009, the related party payables of $596,145 represents the unpaid salary and taxes to the Chief Executive Officer of $162,119, expenses paid by the Chief Executive Officer on behalf of the company aggregating $214,441, compensation due other consultants $114,000 and expenses advanced by other shareholders in the amount of $47,085, primarily to travel related expenses.  Additionally, included in related party payables is $58,500 for unpaid rent payable to Lusierna Asset Management, Ltd., a company controlled by the Chief Executive Officer.

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

RECENTLY ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2009, the Accounting Standards Codification (“ASC”) became FASB’s official recognized source of authoritative U.S. generally accepted accounting principles applicable to all public and non-public non-governmental entities, superseding existing FASB AICPA, EITF and related literature.  Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  All other accounting literature is considered non-authoritative. The switch to the ASC affects the way companies refer to U.S. GAAP in financial statements and accounting policies.  Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure. The codification is effective for interim and annual periods ending after September 15, 2009.  Its adoption had minimal impact on our results.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, codified under ASC Topic 855. SFAS No. 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The Company evaluated events between the end of the most recent quarter, December 31, 2009 and February 18, 2010, the date the consolidated financial statements were available to be issued and no additional disclosures were deemed necessary.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

Not applicable.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On November 1, 2009, the Company issued a $242,000 promissory note maturing on October 31, 2010.  The note bears interest at the rate of 10% per annum and is payable at maturity.  The face amount of the note plus accrued interest is convertible into unregistered common stock of the company at the lesser of 100% of the volume weighted average price (“VWAP”) of common stock as reported by Bloomberg L.P. on the day prior to the conversion date and a 15% discount to the lowest daily closing “VWAP” of common stock during the five days prior to the conversion date.  The Company in accordance with EITF 98-5 and 00-27 utilized the Market approach to value the debt instrument and concluded that a beneficial conversion feature exists since the effective conversion price of shares was less than the stock price at commitment date.  The 15% discount created a beneficial conversion feature at the commitment date aggregating $36,300 which is being accreted monthly from the issuance date of the promissory note through maturity and is being recorded as additional interest expense.   Accordingly, at December 31, 2009, the loan balance is $211,311, net of the discount $30,689 and amortized discount of $5,611 which has been charged to interest expense.

On November 1, 2009, the company entered into a consulting agreement with Philippe Germaine to provide consulting services in Investor Relations. In connection with the agreement, the Company will provide a monthly retainer of $3,000 per month, and issue 15,000 shares of its common stock per month.  In addition, Mr. Germaine received a cash signing bonus of $9,000.  In connection with the agreement, stock based compensation in the amount of $9,000 was recorded based upon average share prices ranging from $.17 to $.41 during the period.

Effective October 23, 2009, the Company entered into an employment agreement with Hakim Zahar as the President of the Company.  The agreement calls for a base salary of $10,000 per month with payments starting November 15, 2009.  The executive shall receive a minimum of 50,000 of the Company’s common stock shares per month starting on the effective date of this agreement.  This agreement can be terminated by either party at will.  In accordance with the terms of the contract, stock based compensation in the amount of $30,000 has been recognized based on the average share prices ranging from $.17 to $.41 during the period.

Between October 22, 2009 and November 4, 2009, the Company sold, under private placement agreements to four different individuals, 159,929 units consisting of one share of common stock and one warrant for every two shares sold.  The units were sold at $0.35 per unit resulting in $55,975 proceeds to the Company.  The warrants were valued at approximately $.012 per unit using a modified binomial analysis and classified as additional paid in capital.

At December 31, 2009, 897,454 common shares are included in outstanding shares although not yet issued.

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

NOVO ENERGIES CORPORATION
(Registrant)

Date: February 22, 2010

/s/ Antonio Treminio
Antonio Treminio
Chief Financial Officer and Chief Executive Officer