Form 10-K
period 2010-03-31
Novo Energies Corp
filed 2010-07-14
CIK 1142790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2010

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to______________.

Commission file number 333-63432

NOVO ENERGIES CORPORATION
(Exact name of registrant as specified in its charter)

Florida	65-1102237
(State of Incorporation or Organization)	(IRS Employer Identification No.)

Europa Place d'Armes, 750 Côte de Place d'Armes
Suite 64, Montréal QC H2Y 2X8, Canada
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (514) 840-3697

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:                                                  Name of each exchange on which registered:

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of July 10, 2010, common stock, $0.00001 par value: 33,777,700.

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

On September 22, 2009, the Company entered into a material definitive agreement with Fairhurst Properties, S.A. (“Fairhurst”) which was finalized on October 7, 2008.   Fairhurst is a company owned 100% by the Company’s former principal shareholder and Chief Executive Officer.  The spin-out agreement provides for the split-off of all of the Company’s interests in two wholly owned subsidiaries, Mount Rozier Properties (Pty) Ltd. and Mount Rozier Estate (Pty) Ltd. located in South Africa.  The wholly owned subsidiaries owned all of the assets of the Company.  In exchange for all of the assets surrendered and spun-off, Fairhurst assumed all of the debt and obligations of the subsidiaries.  Simultaneously, on October 7, 2008 a group of shareholders purchased approximately 50% of the outstanding shares (6,930,258 shares purchased) of the company in a private transaction for $200,000 and Mr. Antonio Treminio became the Company’s sole Director, Chief Executive Officer and Chief Financial Officer representing a change in control.

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

On May 1, 2009, the Company issued 3,000,000 shares of its common stock to Andre L’Heureux as President of the Company in connection with his employment contract.  The shares vest at the rate of 83,333 per month over a three year period.  The shares were valued at $0.10 per share utilizing May 1, 2009 as the measurement date.  Accordingly, stock based compensation in the amount of $91,667 has been recognized in the financial statements. On October 21, 2009, Mr. L’Heureux resigned as President and became Chief Technical Officer.

On May 1, 2009, the Company entered into a consulting agreement with JMR Holdings, Inc. to assist the Company in developing a business strategy, an acquisition strategy, and a sales and marketing strategy.  In connection with the agreement, the Company issued 3,000,000 shares of its common stock at $0.10 per share utilizing May 1, 2009 as the measurement date which are to vest at the rate of 83,333 per month over a three year period.  The above agreement was amended on December 1, 2009 with immediate vesting of all issued shares. Accordingly, stock based compensation in the amount of $300,000 has been recognized in the financial statements.

On May 1, 2009, the Company entered into an agreement with Jeffrey Wolin to provide managerial consulting services. In connection with the agreement, the Company issued 450,000 shares which will vest at the rate of 12,500 shares per month.  The shares were valued at $0.10 per share utilizing May 1, 2009 as the measurement date. On December 1, 2009, this agreement was amended to award 50,000 shares per month effective January 1, 2010.  The additional shares were valued at $0.30 per share utilizing December 1, 2009 as the measurement date.  Mr. Wolin shall now receive a total of 1,575,000 shares over the entire 3 year duration of the contract.  Accordingly, stock based compensation in the amount of $47,500 has been recognized.

On May 1, 2009, the Company entered into an agreement with William Rosenstadt and Steven Sanders, the firm’s legal counsel, to assist the Company in developing business strategy, acquisition strategy, sales and marketing strategies, and other services mutually agreed to between the parties and the Company.  The agreement calls for the issuance of 499,038 shares of common stock for the period May 1, 2009 to April 30, 2010.  As of March 31, 2010, 450,000 shares have been issued at $0.10 per share utilizing May 1, 2009 as the measurement date.  Accordingly, stock based compensation in the amount of $44,928 has been recognized in the financial statements.  On July 2, 2010, a resolution was approved by the Company to issue the balance of the shares.  See Note N-Subsequent Events.

On May 1, 2009, the Company entered into a three year consulting agreement with ELSO Investment Corporation to assist the Company in developing an acquisition strategy and structure outside North America and other services mutually agreed to by the Company and ELSO Investment Corporation.  In connection with the agreement, the Company issued 900,000 shares of its common stock valued at $0.10 per share utilizing May 1, 2009 as the measurement date.  The shares vest at the rate of 25,000 shares per month.  On December 19, 2009, this agreement was amended with immediate vesting of all issued shares. The Chief Executive Officer of the company has a beneficial ownership interest in  ELSO Investment Corporation.  Accordingly, stock based compensation in the amount of $90,000 has been recognized.  On May 1, 2010, this agreement was cancelled and all shares were returned to the Company.

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

On June 23, 2009, the Board of Directors approved a 3-for-1 forward stock split.  Accordingly, all share and per share amounts have been retroactively adjusted in the accompanying financial statements.

In connection with our name change and the forward stock split, we were issued a new symbol on FINRA’s Over-the-Counter Bulletin Board.  Shares of our common stock are now quoted on the Over-the-Counter Bulletin Board under the symbol “NVNC”.

On July 1, 2009, the Company entered into a consulting agreement with The Group Marcel Tremblay to provide consulting services relating to sales and business strategies. In connection with the agreement, the Company will issue 25,000 shares of its common stock at $1.00 per share utilizing July 1, 2009 as the measurement date which will vest at the rate of 2,083 per month over a 12 month period.  On July 1, 2009, the Company issued 200,000 warrants valued at $0.982 per warrant to be vested over a 12 month period at 16,366 per month. On February 1, 2010, the Company modified the agreement canceling the warrants and issuing 360,000 shares of its common stock to be vested over a 36 month period retroactive to July 1, 2009.  The incremental value between the fair value of the shares at the measurement date of February 1, 2010 and the fair value of the warrant cancelled was $0.16 per share and accordingly, stock based compensation in the amount of $136,439 has been recorded in the financial statements.  On May 15, 2010, the Company terminated this contract.

On July 1, 2009, the Company entered into a consulting agreement with Jenkins Hill International and its CEO, former US Congressman W. Curt Weldon, to provide business and sales strategies. In connection with the agreement, the Company issued 250,000 shares of its common stock valued at $1.00 per share utilizing July 1, 2009  as the measurement date which will vest at the time of issue.  Accordingly, stock based compensation in the amount of $250,000 has been recognized in the financial statements.

On July 1, 2009, the Company entered into a consulting agreement with Faisal Farooq Butt to provide consulting service relating to corporate strategies as well as sales and marketing strategies for the period July 1, 2009 to December 31, 2010.  In connection with the agreement, the company will provide a retainer of  $3,000  per  month  effective  July  1, 2009  and  $4,500  per  month  when the Company  completes  a successful private placement in excess of $3,000,000.  The agreement also provides for the issuance of 200,000 shares of the Company’s common stock to vest pro rata over 18 months. On December 1, 2009, this contract was amended to award 50,000 shares per month effective January 1, 2010 and the contract was extended for an additional 30 months.  Mr. Butt will now receive a total of 1,566,666 shares over the term of the contract.

On July 8, 2009, the Company sold, under a private placement agreement, 229,000 units consisting of one share of common stock and one warrant for every two shares sold.  The units were sold at $0.35 per unit resulting in $80,150 paid to the Company.  The warrants were valued at $.028 per unit and classified as additional paid in capital.

On July 10, 2009, the Company entered into an employment agreement with its Chief Executive Officer with an effective date of September 22, 2008, which can be terminated by either party for any reason at will.  The agreement calls for a monthly salary of $10,000.  The Chief Executive Officer is entitled to incentive stock options based upon performance goals.  On June 18, 2010, the Company amended the agreement to award 1,200,000 shares of its common stock to be vested over the succeeding 24 months.

On July 10, 2009, we filed a Form 8-A with the U.S. Securities and Exchange Commission.  By filing this form, the Company has elected to register its shares with the U.S. Securities and Exchange Commission pursuant to Section 12(b) or (g) of the Securities Exchange Act of 1934 in connection with Registration No. 333-63432 filed on September 25, 2001.

On July 30, 2009, the Company formed its first wholly owned subsidiary - WTL Renewable Energy, Inc. (“WTL”). WTL was established as a Canadian Federal Corporation whose business is to initially research available technologies capable of transforming plastic and tires into useful energy commodities. Simultaneously, WTL also intends to plan, build, own, and operate renewable energy plants throughout Canada now utilizing an MSHG technology and using plastic and tire waste as feedstock.

Effective August 15, 2009, the Company entered into a consulting agreement with Rubenstein Investor Relations, Inc. to provide consulting services with respect to matters concerning the financial and investment communities for a minimum of six months.  In addition to a monthly fee, the Company issued 200,000 five year warrants, exercisable at $0.40 per share.  The warrants were valued using a Black-Scholes Option pricing model at $0.271 per share and accordingly, stock based compensation in the amount of $54,118 has been recognized.

Effective October 23, 2009, the Company entered into an employment agreement with Hakim Zahar as the President of the Company.  The agreement calls for base salary of $10,000 per month with first payment starting November 15, 2009.  The executive shall receive a minimum of 50,000 shares of the Company’s common stock per month starting on the effective date of this agreement.  This agreement can be terminated by either party at will and has been terminated on May 29, 2010 retroactive to February 15, 2011.  Mr. Zahar is asserting that his renumeration should be paid to date of termination.

On November 1, 2009, the company entered into a consulting agreement with Philippe Germaine to provide consulting services in the area of Investor Relations. In connection with the agreement, the Company was to provide a monthly retainer of $3,000 per month, and issue 15,000 of its common shares per month.  Effective June 15, 2010, the contract has been terminated.

On November 1, 2009, the Company issued a $242,000 promissory note to Caete Invest Trade, S.A. maturing on October 31, 2010.  The note bears interest at the rate of 10% per annum and is payable at maturity.  The Company’s Chief Executive Officer has a beneficial ownership interest in Caete Invest Trade, S.A. The face amount of the note plus accrued interest is convertible into unregistered common stock of the company at the lesser of 100% of the volume weighted average price (“VWAP”) of common stock as reported by Bloomberg L.P. on the day prior to the conversion date and a 15% discount to the lowest daily closing “VWAP” of common stock during the five days prior to the conversion date.  The Company,  in  accordance  with  EITF 98-5  and  00-27, utilized  the  Market  approach  to  value  the  debt  instrument and concluded that a beneficial conversion feature exists since the effective conversion price of shares was less than the stock price at commitment date.  The 15% discount created a beneficial conversion feature at the commitment date aggregating $36,300 which is being accreted monthly from the issuance date of the promissory note through maturity and is being recorded as additional interest expense.   On February 4, 2010, $62,428 of the loan was repaid.  Accordingly, at March 31, 2010, the loan balance is $163,215 net of the discount $16,357 and amortized discount of $26,993 which has been charged to interest expense and includes a $7,050 loss on early repayment of principal.  On June 30, 2010, the Company modified the conversion feature to be convertible into common stock at a fixed price of $0.10 per share.  See Note N of the financial statements entitled Subsequent Events.

Present

Novo Energies Corporation (“Novo”) intends to own and operate recycling plants that will efficiently, economically, environmentally and profitably recycle scrap tires and plastics into energy and other commodities.  The core of Novo’s technology to recycle tires and plastics into energy is a Multi Stage Hybrid Gasification System (“MSHG”), which undertakes the conversion of carbonaceous feedstock to a gaseous end-product with an upgraded heating value in an environmentally friendly manner, which does not involve combustion or any other reagents or other pollutants.  As an interim step of Novo’s process, Novo will transform scrap tires and plastics into Synthesis gas (syngas), which then is used as a fuel for engines and turbines to produce electricity. The syngas may also be converted into transportation fuel or fuel additives using a standard catalyst-based process such as Fischer-Tropsch.

On January 21, 2010, the Company owed its Chief Executive Officer approximately $376,560 for salary and expenditures paid by him on behalf of the company.  The company and its Chief Executive Officer agreed to formalize a portion of the debt and issued a $172,364 promissory note maturing on January 21, 2012.  The note bears interest at the rate of 10% per annum and is payable at maturity.  The face amount of the loan plus accrued interest is convertible into unregistered common stock of the company at the lesser of 100% of the volume weighted average price (“VWAP”) of common stock as reported by Bloomberg L.P. on the day prior to the conversion date and a 15% discount to the lowest daily closing “VWAP” of common stock during the five days prior to the conversion date.  The Company in accordance with EITF 98-5 and 00-27 utilized the Market approach to value the debt instrument and concluded that a beneficial conversion feature exists since the effective conversion price of shares was less than the stock price at commitment date.  The 15% discount created a beneficial conversion feature at the commitment date aggregating $25,855 which will be accreted monthly from the issuance date of the promissory note through maturity and will be recorded as additional interest expense.   Accordingly, at March 31, 2010, the loan has been recorded at $148,782, net of the discount $23,582, which will be credited to additional paid in capital.  On June 30, 2010, the Company modified the conversion feature to be convertible into common stock at a fixed price of $0.10 per share.  See Note N of the financial statements entitled Subsequent Events.

On January 26, 2010, the Company issued at par, a $500,000 Secured Convertible Debenture maturing on January 26, 2011.  The debenture bears interest at the rate of 10% per annum and is payable monthly. The Company has granted a security interest in substantially all of the assets of the Company as collateral for the debenture. The face amount of the loan plus accrued interest is convertible into unregistered common stock of the company at the lesser of 100% of the volume weighted average price (“VWAP”) of common stock as reported by Bloomberg L.P. on the day prior to the conversion date and a 15% discount to the lowest daily closing “VWAP” of common stock during the five days prior to the conversion date.  Additionally, the Company issued commitment shares totaling 6,085,193 equivalent to $1,500,000 at the closing date to obtain the loan. The Company in accordance with APB 14 utilized the Market Approach to value the debt instrument and allocated the net proceeds from the issuance of the debenture based upon the pro rata portion of the face value of the debentures and the undiscounted value of the commitment shares.  Additionally, 15% of the Debenture was allocated to a beneficial conversion feature in accordance with EITF 98-5 and EITF 00-27.  The Company concluded that the 15% discount created a beneficial conversion feature at the commitment date since the effective conversion price of the shares was less than the stock price at the commitment date.  The beneficial conversion feature and the pro rata value of the commitment shares aggregated $395,521 which will be accreted monthly from the issuance date of the Debenture through maturity and will be

recorded as additional interest expense.   Accordingly, at March 31, 2010, the loan has been recorded at $138,169, net of the discount $361,831 which was credited to additional paid in capital.

Between October 22, 2009 and November 4, 2009, the Company sold, under private placement agreements to four different individuals, 159,929 units consisting of one share of common stock and one warrant for every two shares sold.  The units were sold at $0.35 per unit resulting in $55,975 proceeds to the Company.  The warrants were valued at approximately $.12 per unit using a Black-Scholes Option pricing model and classified as additional paid in capital.

On November 1, 2009, the company entered into a consulting agreement with Philippe Germaine to provide investor relations and consulting services. In connection with the agreement, the Company will pay a monthly retainer of $3,000 per month, and issue 15,000 shares of its common stock per month.  In addition, Mr. Germaine received a cash signing bonus of $9,000.  In connection with the agreement, stock based compensation in the amount of $30,750 was recorded utilizing the measured date of November 1, 2009.

On January 21,2010, the Company approved a resolution to convert $124,960 of professional and consulting fees to common stock valued at $0.21 per share.  Additionally, the Chief Executive Officer converted unpaid salaries and expenses paid on behalf of the Company of $170,000, to common stock valued at $0.21 per share.

On January 26, 2010, the Company entered into a secured convertible debenture maturing on January 26, 2011.  In connection with the debenture issuance, the Company issued 6,085,193 shares of its common stock valued at $368,750.  See Note H of the financial statements entitled Convertible Debenture.

On February 3, 2010, the Company entered into a new material supply contract with Royal Mat, Inc. to provide tire derived fuel chips for a plant to be built in Quebec, Canada.  The initial term of the contract will be from the startup date of the plant scheduled for the fourth quarter of 2010 until December 2011.  The term could be extended for an additional three year term.  Royal Mat, Inc. will receive $45 per ton.

On March 30, 2010, the Company cancelled its agreement with Colorado Tire Recycling, LLC.  In connection with the contract cancellation, the Company issued 500,000 shares of its common stock valued at $0.23 per share utilizing March 30, 2010 as the measurement date, aggregating $115,000. This was recorded as stock based compensation in the financial statements.

At March 31, 2010, 1,067,452, common shares are included in outstanding shares which have not yet been issued by the Company.

Subsequent Events

On May, 15, 2010, the Company entered into a consulting agreement with Pierre Paffenhoff to assist the company in developing a business strategy, an acquisition, strategy, developing sales and marketing strategies and other services.  The consultant will be paid $1,500 per month.  The agreement can be terminated on a 15 day notice by either party.  The consultant will also be paid in cash 10% of proceeds from an equity or debt financing whereby he introduced the arrangement to the Company and 3% of the shares to be issued in any equity financing.

On May 28, 2010, the Company entered into a Technology Co-operation Agreement with Novo Energies International, Ltd. (NEI) that permits NEI to utilize the Company’s technology and know-how for the sole purpose of building and operating facilities at NEI’s expense that incorporate all or any portion of the Company’s technology throughout the entire world except for all of the countries within North America, Central America and South America for a term of 10 years which may be renewed for an additional 10 year term.  As consideration for the know-how and other technical information, the Company will receive 12.5% of NEI’s issued and outstanding shares with anti-dilution rights.  Such anti-dilution rights shall expire when NEI raises a minimum of 3,000,000 British pounds.  In connection with the agreement, the Company’s Chief Executive Officer, Antonio Treminio, and the Company’s Interim President, Faisal Farooq Butt were appointed as Directors to NEI’s Board of Directors and each received 3.6% and 2%, respectively, of NEI’s common stock.

On June 1, 2010, Faisal Farooq Butt was appointed interim President of the Company.

On June 18, 2010, the Company, through a private placement offering, sold 1,100,000 units of its common stock at $0.10 per unit for a total of $110,000.  Each unit consists of one share of the Company’s common stock.

On June 18, 2010, the Company amended the Chief Executive’s employment contract whereby he will receive 1,200,000 shares of Company common stock and vest at the rate of 50,000 shares per month over a 24 month period commencing June 18, 2010.

On June 30, 2010, the Company amended its promissory note to Caete Invest Trade S.A. issued on November 1, 2009.  Under the terms of the modification, the note is now convertible into common stock of the Company at a fixed price of $0.10 per share.

On June 30, 2010, the Company amended its promissory note payable to the Chief Executive Officer issued on January 21, 2010.  Under the terms of the modification, the note is now convertible into common stock of the Company at a fixed price of $0.10 per share.

On July 2, 2010, the Board approved the issuance of 49,038 shares of its common stock to William Rosenstadt and Steven Sanders to comply with the consulting agreement dated May 1, 2009.

ITEM 1A. RISK FACTORS

As a smaller reporting company, the Company is not required to provide this information.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

On April 1, 2009, the Company entered into a lease with Lusierna Asset Management Ltd. which is controlled by the Chief Executive Officer.  The lease is for a period of one year commencing April 1, 2009 to 2010 with a monthly rent of $6,500.  The lease was extended for 1 year to April 2011 for the same monthly rent.  The office facility is now owned by the wife of the Chief Executive Officer.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. (Removed and Reserved).

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) The Company's Common Stock is traded on the OTC-Bulletin Board under the symbol NVNC. The following sets forth the range of the closing bid prices for the Company's Common Stock for the period April 1, 2008 through July 13, 2010. Such prices represent inter-dealer quotations, do not represent actual transactions, and do not include retail mark-ups, mark-downs or commissions. Such prices were determined from information provided by a majority of the market makers for the Company's Common Stock.

	High Close(1)	Low Close(1)

2008/2009
First Quarter	0.02	0.02
Second Quarter	0.75	0.55
Third Quarter	0.35	0.11
Fourth Quarter	0.30	0.10

2009/2010
First Quarter	0.75	0.15
Second Quarter	1.70	0.26
Third Quarter	0.17	0.90
Fourth Quarter	0.16	0.30

2010/2011
First Quarter	0.10	0.20
Second Quarter (through 7/13/10)	0.14	0.19
 (1) Prices prior to May 16, 2008 have been adjusted to reflect our 25-for-1 reverse split and our 3-for-1 forward split; and prices after May 16, 2008 and before June 8, 2009 have been adjusted to reflect our 3-for-1 forward split.

(b) The approximate number of holders of the Common Stock of the Company as of March 31, 2010 was 1,000.

(c) No cash dividends were declared by the Company during the fiscal year ended March 31, 2010. While the payment of dividends rests within the discretion of the Board of Directors, it is not anticipated that cash dividends will be paid in the foreseeable future, as the Company intends to retain earnings, if any, for use in the development of its business. The payment of dividends is contingent upon the Company's future earnings, if any, the Company's financial condition and its capital requirements, general business conditions and other factors.

(d) No shares were available for issuance under any equity compensation plan at March 31, 2010.

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

Going Concern

As indicated in the accompanying financial statements, the Company has incurred cumulative net operating losses of $3,260,084 since inception of the development stage and has negative working capital of $681,461.  Management’s plans include the raising of capital through equity markets to fund future operations and the generating of revenue through its business.  Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations.  Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenues will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Subsequent Events

On May, 15, 2010, the Company entered into a consulting agreement with Pierre Paffenhoff to assist the company in developing a business strategy, an acquisition, strategy, developing sales and marketing strategies and other services.  The consultant will be paid $1,500 per month.  The agreement can be terminated on a 15 day notice by either party.  The consultant will also be paid in cash 10% of proceeds from an equity or debt financing whereby he introduced the arrangement to the Company and 3% of the shares to be issued in any equity financing.

On May 28, 2010, the Company entered into a Technology Co-operation Agreement with Novo Energies International, Ltd. (NEI) that permits NEI to utilize the Company’s technology and know-how for the sole purpose of building and operating facilities at NEI’s expense that incorporate all or any portion of the Company’s technology throughout the entire world except for all of the countries within North America, Central America and South America for a term of 10 years which may be renewed for an additional 10 year term.  As consideration for the know-how and other technical information, the Company will receive 12.5% of NEI’s issued and outstanding shares with anti-dilution rights.  Such anti-dilution rights shall expire when NEI raises a minimum of 3,000,000 British pounds.  In connection with the agreement, the Company’s Chief Executive Officer and the Company’s Interim President, Faisal Farooq Butt were appointed as Directors to NEI’s Board of Directors and each received 3.6% and 2%, respectively, of NEI’s common stock.

On June 1, 2010, Faisal Farooq Butt was appointed interim President of the Company.

On June 18, 2010, the Company, through a private placement offering, sold 1,100,000 units of its common stock at $0.10 per unit for a total of $110,000.  Each unit consists of one share of the Company’s common stock.

On June 18, 2010, the Company amended the Chief Executive’s employment contract whereby he will receive 1,200,000 shares of Company common stock and vest at the rate of 50,000 shares per month over a 24 month period commencing June 18, 2010.

On June 30, 2010, the Company amended its promissory note to Caete Invest Trade S.A. issued on November 1, 2009.  Under the terms of the modification, the note is now convertible into common stock of the Company at a fixed price of $0.10 per share.

On June 30, 2010, the Company amended its promissory note payable to the Chief Executive Officer issued on January 21, 2010.  Under the terms of the modification, the note is now convertible into common stock of the Company at a fixed price of $0.10 per share.

On July 2, 2010, the Board approved the issuance of 49,038 shares of its common stock to William Rosenstadt and Steven Sanders to comply with the consulting agreement dated May 1, 2009.

RESULTS OF OPERATIONS

Operating costs for the year ended March 31, 2010 aggregated $2,935,831or ($0.14) per share as compared to $324,253 or ($0.03) per share for the year ended March 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

For the year ended March 31, 2010, net loss aggregated $2,935,831.  For the year ended March 31, 2010, ($715,934) was used in operating activities, ($10,986) was used in investing activities and $807,366 was provided by financing activities.

For the year ended March 31, 2009, net income aggregated ($334,867), with no net cash used by operating activities, investing activities or financing activities.

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

Foreign Currency Translation

The Company considers the Canadian dollar to be its functional currency.  Assets and liabilities were translated into US dollars at year-end exchange rates.  Statement of operations amounts were translated using the average rate during the year.  Gains and losses resulting from translating foreign currency financial statements were included in accumulated other comprehensive gain or loss, a separate component of stockholders’ deficit.

Cash Equivalents

For purposes of reporting cash flows, cash equivalents include investment instruments purchased with an original maturity of three months or less.  There were no cash equivalents in 2010 or 2009.

Equipment and Depreciation

Equipment is stated at cost and is depreciated using the double declining balance method over the estimated useful lives of the respective assets.  Routine maintenance, repairs and replacement costs are expensed as incurred and improvements that extend the useful life of the assets are capitalized.  When equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is recognized in operations.

Consolidated Financial Statements

The financial statements include the accounts and activities of Novo Energies Corporation and its wholly-owned Canadian subsidiary, WTL Renewable Energies, Inc.  All inter-company transactions have been eliminated in consolidation.

Net Loss Per Common Share

The Company computes per share amounts in accordance with ASC Topic 260 Earnings per Share (EPS) which requires presentation of basic and diluted EPS.  Basic EPS is computed by dividing the income (loss) available to Common Stockholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS is based on the weighted-average number of shares of Common Stock and Common Stock equivalents outstanding during the periods.  A fully diluted calculation was not presented since the results would be anti-dilutive.  During the period ended March 31, 2010, unvested common shares of 2,439,587 issued for future consulting and implement contracts were excluded from EPS calculations as they were not considered issued for accounting purposes.

Stock Based Compensation

The Company accounts for stock issued for services in accordance with Topic ASC 718 Compensation-Stock Compensation (formerly SFAS No. 123R “Share Based Payments”).  Under this topic, the Black- Scholes pricing model is used to estimate the fair value of options and warrants issued.  All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based upon the fair value of the equity instruments issued.

Comprehensive Income

The Company adopted ASC 220-10, Reporting Comprehensive Income, (formerly SFAS No. 130). ASC 220-10 requires the reporting of comprehensive income in addition to net income from operations.

Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of information that historically has not been recognized in the calculation of net income.

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments.  For the loans payable, the carrying amount reported is based upon the incremental borrowing rates otherwise available to the Company for similar borrowings.

Income Taxes

The Company accounts for income taxes utilizing the liability method of accounting.  Under the liability method, deferred taxes are determined based on differences between financial statement and tax bases of assets and liabilities at enacted tax rates in effect in years in which differences are expected to reverse.  Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts that are expected to be realized.

Impairment of Long-Lived Assets

Long-lived assets, primarily fixed assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable.  The Company does perform a periodic assessment of assets for impairment in the absence of such information or indicators.  Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable.  For long-lived assets to be held and used, the Company recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and estimated fair value.

Fair Value Measurements

In September 2006, ASC issued 820, Fair Value Measurements.  ASC 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements.

In February 2007, ASC issued 825-10 The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of ASC 320-10, (“ASC 825-10”) which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates.  A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.

Uncertainty in Income Taxes

The Company follows ASC 740-10 Accounting for Uncertainty in Income Taxes (“ASC 740-10”).  This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach.  ASC 740-10 is effective for fiscal years beginning after December 15, 2006.  Management has adopted ASC 740-10 for 2009, and they evaluate their tax positions on an annual basis, and have determined that as of March 31, 2010, no additional accrual for income taxes other than the federal and state provisions and related interest and estimated penalty accruals are considered necessary.

Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now  included  in  Subtopic  810 - 10).  For  those  entities  that  have  already  adopted  FAS  160,  the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The adoption of the provisions of ASU 2010-02 did not have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock when a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260 effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. The adoption of ASU 2010-01 did not have a material effect on the financial position, results of operations or cash flows of the Company.

In September 2009, the FASB issued Update No. 2009-13, Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force (ASU 2009-13). It updates the existing multiple-element revenue arrangements guidance currently included under ASC 605-25, which originated primarily from the guidance in EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (EITF 00-21). The revised guidance primarily provides two significant changes: 1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) eliminates the residual method to allocate the arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. ASU 2009-13 will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. The Company does not expect this guidance to have an impact on the Company’s financial statements.

Effective July 1, 2009, the Company adopted FASB ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) (“ASU 2009-05”). ASU 2009-05 provided amendments to ASC 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. Adoption of ASU 2009-05 did not have a material impact on the Company’s results of operations or financial condition.

Effective June 30, 2009, the Company adopted three accounting standard updates which were intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities. They also provide additional guidelines for estimating fair value in accordance with fair value accounting. The first update, as codified in ASC 820-10-65, provides additional guidelines for estimating fair value in accordance with fair value accounting. The second accounting update, as codified in ASC 320-10-65, changes accounting requirements for other-than-temporary-impairment (OTTI) for debt securities by replacing the current requirement that a holder have the positive intent and ability to hold an impaired security to recovery in order to conclude an impairment was temporary with a requirement that an entity conclude it does not intend to sell an impaired security and it will not be required to sell the security before the recovery of its amortized cost basis. The third accounting update, as codified in ASC 825-10-65, increases the frequency of fair value disclosures. These updates were effective for fiscal years and interim periods ended after June 15, 2009. The adoption of these accounting updates did not have a material impact on the Company’s financial statements.

Effective June 30, 2009, the Company adopted a new accounting standard for subsequent events, as codified in ASC 855-10. The update modifies the names of the two types of subsequent events either as recognized subsequent events (previously referred to in practice as Type I subsequent events) or non-recognized subsequent events (previously referred to in practice as Type II subsequent events). In addition, the standard modifies the definition of subsequent events to refer to events or transactions that occur after the balance sheet date, but before the financial statements are issued (for public entities) or available to be issued (for nonpublic entities). The update did not result in significant changes in the practice of subsequent event disclosures, and therefore the adoption did not have a material impact on the Company’s financial statements.

Effective January 1, 2009, the Company adopted an accounting standard update regarding the determination of the useful life of intangible assets. As codified in ASC 350-30-35, this update amends the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under intangibles accounting. It also requires a consistent approach between the useful life of a recognized intangible asset under prior business combination accounting and the period of expected cash flows used to measure the fair value of an asset under the new business combinations accounting (as currently codified under ASC 850). The update also requires enhanced disclosures when an intangible asset’s expected future cash flows are affected by an entity’s intent and/or Company’s financial statements.

Effective January 1, 2009, the Company adopted a new accounting standard update regarding business combinations. As codified under ASC 805, this update requires an entity to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for taxes. The adoption did not have a material impact on the Company’s financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, the Company is not required to provide this information.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NOVO ENERGIES CORPORATION AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

AUDITED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2010 AND 2009

CONTENTS
_____________________________________________________________________________________________

MEYLER & COMPANY, LLC
CERTIFIED PUBLIC ACCOUNTANTS
ONE ARIN PARK
1715 HIGHWAY 35
MIDDLETOWN, NJ 07748

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Novo Energies Corporation
Montreal, Canada

We have audited the accompanying balance sheets of Novo Energies Corporation and Subsidiary (a Development Stage Corporation) as of March 31, 2010 and 2009 and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended March 31, 2010 and for the period October 7, 2008 (inception of Development Stage) to March 31, 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Novo Energies Corporation and Subsidiary (a Development Stage Corporation) as of March 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2010 and for the period October 7, 2008 (inception of Development Stage) to March 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note A to the financial statements, the Company incurred a net loss from continuing operations of $3,260,084 in the year ended March 31, 2010 and had negative working capital of $681,461 at March 31, 2010, and there are existing uncertain conditions the Company faces relative to its’ ability to obtain capital and operate successfully. These conditions raise substantial doubt about its’ ability to continue as a going concern.  Management’s plans regarding these matters are also described in Note A.  The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

/s/ Meyler & Company, LLC
Middletown, NJ
July 14, 2010

NOVO ENERGIES CORPORATION AND SUBSIDIARY
A DEVELOPMENT STAGE COMPANY
CONSOLIDATED BALANCE SHEETS

ASSETS
	March 31,
	2010	2009

CURRENT ASSETS
Cash	$54,806
Miscellaneous receivable	3,674
Total current assets	58,480

Equipment	9,504

TOTAL ASSETS	$67,984	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Note Payable Caete Invest Trade, S.A.	$163,215
Convertible Debenture	138,169
Accounts Payable	137,578
Accrued Interest	16,454
Accrued Professional Fees	23,170	$10,634
Related party payables
Accrued Rent	71,500
Accrued Consulting	88,580
Accrued Salaries and Taxes	26,228	70,000
Accrued Travel and Entertainment	59,451
Due to Chairman and CEO	15,596	31,120
Total Related Party Payables	261,355	101,120
Total current liabilities	$739,941	$111,754

LONG TERM LIABILITIES
Note Payable Chief Executive Officer	148,782

STOCKHOLDERS' DEFICIT
Common stock, par value $0.00001; 1,000,000,000 shares
authorized, 34,345,152 and 17,152,338 issued and
outstanding at March 31, 2010 and March 31, 2009,
respectively	344	172
Additional paid-in capital	10,986,545	8,734,231
Accumulated deficit from prior operations	(8,521,904)	(8,521,904)
Accumulated deficit during development stage	(3,260,084)	(324,253)
Accumulated other comprehensive loss	(25,640)
Total Stockholders' Equity (Deficit)	(820,739)	(111,754)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$67,984	-

NOVO ENERGIES CORPORATION AND SUBSIDIARY
A DEVELOPMENT STAGE COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
			Period from inception
			of Development
	For the Year ended		(October 7, 2008)
	March 31,		to March 31,
	2010	2009	2010

OPERATING EXPENSES
General and Administrative	$2,346,680	$324,253	$2,670,933
Research and Development	515,279		515,279
Interest Expense	72,390		72,390
Depreciation Expense	1,482		1,482
Total Expenses	2,935,831	324,253	3,260,084

LOSS FROM CONTINUING OPERATIONS	(2,935,831)	(324,253)	(3,260,084)

DISCONTINUED OPERATIONS (NET OF TAXES)
Loss from discontinued operations (net of tax of $0)		(519,100)
Gain on disposal of discontinued operations (net tax of $0)		508,486
Loss from discontinued operations		(10,614)

NET LOSS	$(2,935,831)	$(334,867)	$(3,260,084)

NET LOSS PER SHARE (BASIC AND DILUTED)
Continuing operations	$(0.14)	$(0.03)	$(0.17)
Discontinued operations		(0.00)
Total	$(0.14)	$(0.03)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	21,048,792	14,157,270	18,757,677

NOVO ENERGIES CORPORATION AND SUBSIDIARY
A DEVELOPMENT STAGE COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
For the two years ended March 31, 2010 and for the Development Stage Period from October 7, 2008 to March 31, 2010

					Deficit
				Deficit	accumulated	Accumulated	Total
			Additional	accumulated	during the	Other	stockholders'
	Number of		Paid-in	from prior	development	comprehensive	equity
	shares	Amount	Capital	operations	stage	income (loss)	(deficiency)

Balance March 31, 2008	13,562,859	$136	$8,364,267	$(8,511,289)		$364,610	$217,724

Shares issued in connection with consulting
services @ $0.116 per share	600,000	6	69,994				70,000

Net loss for nine months ended
September 30, 2008				(519,101)			(519,101)

Fractional share adjustment in connection
with reverse and forward splits	1,479

Adjustment for shares previously accrued and
not issued in connection with settlement
agreement - former Sales VP Atlantic Wines	(12,000)

Translation adjustment						268,622	268,622

Balance September 30, 2008 prior to spinout	14,152,338	142	8,434,261	(9,030,390)	0	633,232	37,245

Loss on spinout of Mount Rozier Estates
and Properties				(124,746)			(124,746)

Realization of Foreign Currency Adjustments				633,232		(633,232)	0

Shares issued in connection with consulting
services @ $0.10 per share	3,000,000	30	299,970				300,000

Net loss for year ended March 31, 2009					(324,253)		(324,253)

Balance March 31, 2009	17,152,338	$172	$8,734,231	$(8,521,904)	$(324,253)	$0	$(111,754)

Shares issued in connection with private placements @
$0.288-$0.336 per share	388,928	4	123,231				123,235

Warrants issued in connection with private placements @
$0.028 - $0.124 per share			12,892				12,892

Common Stock issued as commitment shares
in connection with convertible debenture	6,085,193	61	368,689				368,750

Warrants issued as compensation for services
rendered @$0.271 - $0.982 per share			171,807				171,807

Shares issued for consulting services
@ $0.10 - $1.00 per share	8,814,118	88	1,085,161				1,085,249

Shares issued to settle accounts payable obligation
@ $0.21 per share	1,404,575	14	294,947				294,961

Shares to be issued for settlement agreement @ $0.23	500,000	5	114,995				115,000

Fair Value of beneficial conversion feature of
Convertible notes			80,592				80,592

Net loss for year ended March 31, 2010					(2,935,831)		(2,935,831)

Translation adjustment						(25,640)	(25,640)

Total Comprehensive Loss							(2,961,471)

Balance March 31, 2010	34,345,152	$344	$10,986,545	$(8,521,904)	$(3,260,084)	$(25,640)	$(820,739)

NOVO ENERGIES CORPORATION AND SUBSIDIARY
(FORMERLY ATLANTIC WINE AGENCIES INC. AND SUBSIDIARIES)
A DEVELOPMENT STAGE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
			Period from Inception
			of Development
			(October 7, 2008)
	For the Year Ended March 31,		to March 31,
	2010	2009	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,935,831)	$(334,868)	$(3,260,084)
Loss from discontinued operations		(178,719)
Adjustments to reconcile net loss to cash provided by
(used in) operating activities:
Stock based compensation	1,257,061	-	1,557,061
Shares issued in Settlement Agreement	114,995	-	114,995
Note Payable Discount Amortization	55,905	-	55,905
Depreciation	1,482	-	1,482
Discontinued operations	-	70,000	-
Continuing operations	-	300,000	-
Cash used in operating activities-continuing operations:
Decrease (increase) in assets
Miscellaneous Receivable	(3,674)	-	(3,674)
Increase (decrease) in liabilities
Accounts Payable	604,903	10,634	615,536
Accrued Interest	16,454	-	16,454
Accrued Professional Fees	12,536	-	12,536
Related party payables	160,235	101,120	173,855
Cash used in operating activities-discontinued operations		31,833
Cash used in operating activities	(715,934)	-	(715,934)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash provided by investing activities-continuing operations	-	-	-
Purchase of Equipment	(10,986)	-	(10,986)
Cash provided by investing activities-discontinued operations	-	-	-
Cash used in investing activities	(10,986)	-	(10,986)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash provided by financing activities-continuing operations	-	-	-
Proceeds from Note Payable	242,000	-	242,000
Repayment of Note Payable	(62,428)	-	(62,428)
Proceeds from Convertible Debenture	491,667	-	491,667
Issuance of Common Stock	136,127	-	136,127

Cash provided by financing activities-discontinued operations	-	-	-
Cash provided by financing activities	807,366	-	807,366

Foreign Currency Translation Effect	(25,640)	-	(25,640)

NET INCREASE IN CASH	54,806	-	54,806

CASH, BEGINNING OF PERIOD	-	-	-
CASH, END OF PERIOD	$54,806	$-	$54,806

NOVO ENERGIES CORPORATION AND SUBSIDIARY
(FORMERLY ATLANTIC WINE AGENCIES INC. AND SUBSIDIARIES)
A DEVELOPMENT STAGE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
			Period from Inception
			of Development
			(October 7, 2008)
	For the Year Ended March 31,		to March 31,
	2010	2009	2010

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest and Taxes Paid	NONE	NONE	NONE

NON CASH ITEMS
Net assets spun-out to former management and shareholders		$217,724

Beneficial Conversion feature of debentures	$80,592	-	$80,592
Shares issued to settle accounts payable obligations	$294,961	-	$294,961
Debenture Commitment shares	$368,750	-	$368,750
Note Payable to Officer in settlement of payables	$172,364	-	$172,364

Note Payable to Officer in settlement of payables	$(172,364)	-	$(172,364)
Common shares issued for accounts payable and debenture
commitment shares	$(75)	-	$(75)
Additional Paid in Capital:
Shares issued to settle accounts payable	$(294,947)	-	$(294,947)
Beneficial conversion feature of debenture	$(80,592)	-	$(80,592)
Debenture commitment shares	$(368,689)	-	$(368,689)

NOVO ENERGIES CORPORATION AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
March 31, 2010

NOTE A -  NATURE OF BUSINESS, GOING CONCERN, AND PRESENTATION

Nature of Business

Novo Energies Corporation (“Novo”) intends to own and operate recycling plants that will efficiently, economically, environmentally and profitably recycle scrap tires and plastics into energy and other commodities.  The core of Novo’s technology to recycle tires and plastics into energy is a Multi Stage Hybrid Gasification System (“MSHG”), which undertakes the conversion of carbonaceous feedstock to a gaseous end-product with an upgraded heating value in an environmentally friendly manner, which does not involve combustion or any other reagents or other pollutants.  As an interim step of Novo’s process, Novo will transform scrap tires and plastics into Synthesis gas (syngas), which then is used as a fuel for engines and turbines to produce electricity. The syngas may also be converted into transportation fuel or fuel additives using a standard catalyst-based process such as Fischer-Tropsch.

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

On July 30, 2009, the Company formed its first wholly owned subsidiary - WTL Renewable Energy, Inc. (“WTL”). WTL was established as a Canadian Federal Corporation whose business is to initially research available technologies capable of transforming plastic and tires into useful energy commodities. Simultaneously, WTL also intends to plan, build, own, and operate renewable energy plants throughout Canada now utilizing an MSHG technology and using plastic and tire waste as feedstock.

Effective July 1, 2009, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10 Generally Accepted Accounting Principles-Overall (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied to nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP for SEC registrants.  All guidance contained in the Codification carries an equal level of authority.  The Codification superseded all existing non-SEC accounting and reporting standards.  All other non-grandfathered, non-SEC accounting literature not included in the codification is non-authoritative.  The FASB will not issue new standards in the form of Statements, FASB Positions or Emerging Issue Task Force Abstracts.  Instead, it will issue Accounting Standards Updates (“ASUs”).  The FASB will not consider ASUs as authoritative in their own right.  ASUs will serve only to update the Codification, provide background information about the guidance and provide the basis for conclusions on the change(s) in the Codification.  References made to FASB guidance throughout this document have been updated for the Codification.

Going Concern

As indicated in the accompanying financial statements, the Company has incurred cumulative net operating losses of $3,260,084 since inception of the development stage and has negative working capital of $681,461.  Management’s plans include the raising of capital through equity markets to fund future operations and the generating of revenue through its business.  Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations.  Additionally, even if the Company does raise sufficient capital to support its operating expenses and

 NOVO ENERGIES CORPORATION AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
March 31, 2010

NOTE A -  NATURE OF BUSINESS, GOING CONCERN, AND PRESENTATION (CONTINUED)

Going Concern (Continued)

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

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Foreign Currency Translation

The Company considers the Canadian dollar to be its functional currency.  Assets and liabilities were translated into US dollars at year-end exchange rates.  Statement of operations amounts were translated using the average rate during the year.  Gains and losses resulting from translating foreign currency financial statements were included in accumulated other comprehensive gain or loss, a separate component of stockholders’ deficit.

Cash Equivalents

For purposes of reporting cash flows, cash equivalents include investment instruments purchased with an original maturity of three months or less.  There were no cash equivalents in 2010 or 2009.

Equipment and Depreciation

Equipment is stated at cost and is depreciated using the double declining balance method over the estimated useful lives of the respective assets.  Routine maintenance, repairs and replacement costs are expensed as incurred and improvements that extend the useful life of the assets are capitalized.  When equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is recognized in operations.

Consolidated Financial Statements

The financial statements include the accounts and activities of Novo Energies Corporation and its wholly-owned Canadian subsidiary, WTL Renewable Energies, Inc.  All inter-company transactions have been eliminated in consolidation.

NOVO ENERGIES CORPORATION AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
March 31, 2010

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Net Loss Per Common Share

The Company computes per share amounts in accordance with ASC Topic 260 Earnings per Share (EPS) which requires presentation of basic and diluted EPS.  Basic EPS is computed by dividing the income (loss) available to Common Stockholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS is based on the weighted-average number of shares of Common Stock and Common Stock equivalents outstanding during the periods.  A fully diluted calculation was not presented since the results would be anti-dilutive.  During the period ended March 31, 2010, unvested common shares of 2,439,587 issued for future consulting and implement contracts were excluded from EPS calculations as they were not considered issued for accounting purposes.

Stock Based Compensation

The Company accounts for stock issued for services in accordance with Topic ASC 718 Compensation-Stock Compensation (formerly SFAS No. 123R “Share Based Payments”).  Under this topic, the Black- Scholes pricing model is used to estimate the fair value of options and warrants issued.  All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based upon the fair value of the equity instruments issued.

Comprehensive Income

The Company adopted ASC 220-10, Reporting Comprehensive Income, (formerly SFAS No. 130). ASC 220-10 requires the reporting of comprehensive income in addition to net income from operations.

Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of information that historically has not been recognized in the calculation of net income.

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments.  For the loans payable, the carrying amount reported is based upon the incremental borrowing rates otherwise available to the Company for similar borrowings.

Income Taxes

The Company accounts for income taxes utilizing the liability method of accounting.  Under the liability method, deferred taxes are determined based on differences between financial statement and tax bases of assets and liabilities at enacted tax rates in effect in years in which differences are expected to reverse.  Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts that are expected to be realized.

NOVO ENERGIES CORPORATION AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
March 31, 2010

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Impairment of Long-Lived Assets

Long-lived assets, primarily fixed assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable.  The Company does perform a periodic assessment of assets for impairment in the absence of such information or indicators.  Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable.  For long-lived assets to be held and used, the Company recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and estimated fair value.

Fair Value Measurements

In September 2006, ASC issued 820, Fair Value Measurements.  ASC 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements.

In February 2007, ASC issued 825-10 The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of ASC 320-10, (“ASC 825-10”) which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates.  A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.

Uncertainty in Income Taxes

The Company follows ASC 740-10 Accounting for Uncertainty in Income Taxes (“ASC 740-10”).  This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach.  ASC 740-10 is effective for fiscal years beginning after December 15, 2006.  Management has adopted ASC 740-10 for 2009, and they evaluate their tax positions on an annual basis, and have determined that as of March 31, 2010, no additional accrual for income taxes other than the federal and state provisions and related interest and estimated penalty accruals are considered necessary.

Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now  included  in  Subtopic  810 - 10).  For  those  entities  that  have  already  adopted  FAS  160,  the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an

NOVO ENERGIES CORPORATION AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
March 31, 2010

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

entity adopted FAS 160. The adoption of the provisions of ASU 2010-02 did not have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock when a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260 effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. The adoption of ASU 2010-01 did not have a material effect on the financial position, results of operations or cash flows of the Company.

In September 2009, the FASB issued Update No. 2009-13, Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force (ASU 2009-13). It updates the existing multiple-element revenue arrangements guidance currently included under ASC 605-25, which originated primarily from the guidance in EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (EITF 00-21). The revised guidance primarily provides two significant changes: 1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) eliminates the residual method to allocate the arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. ASU 2009-13 will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. The Company does not expect this guidance to have an impact on the Company’s financial statements.

Effective July 1, 2009, the Company adopted FASB ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) (“ASU 2009-05”). ASU 2009-05 provided amendments to ASC 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. Adoption of ASU 2009-05 did not have a material impact on the Company’s results of operations or financial condition.

Effective June 30, 2009, the Company adopted three accounting standard updates which were intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities. They also provide additional guidelines for estimating fair value in accordance with fair value accounting. The first update, as codified in ASC 820-10-65, provides additional guidelines for estimating fair value in accordance with fair value accounting. The second accounting update, as codified in ASC 320-10-65, changes accounting requirements for other-than-temporary-impairment (OTTI) for debt securities by replacing the current requirement that a holder have

NOVO ENERGIES CORPORATION AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
March 31, 2010

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

the positive intent and ability to hold an impaired security to recovery in order to conclude an impairment was temporary with a requirement that an entity conclude it does not intend to sell an impaired security and it will not be required to sell the security before the recovery of its amortized cost basis. The third accounting update, as codified in ASC 825-10-65, increases the frequency of fair value disclosures. These updates were effective for fiscal years and interim periods ended after June 15, 2009. The adoption of these accounting updates did not have a material impact on the Company’s financial statements.

Effective June 30, 2009, the Company adopted a new accounting standard for subsequent events, as codified in ASC 855-10. The update modifies the names of the two types of subsequent events either as recognized subsequent events (previously referred to in practice as Type I subsequent events) or non-recognized subsequent events (previously referred to in practice as Type II subsequent events). In addition, the standard modifies the definition of subsequent events to refer to events or transactions that occur after the balance sheet date, but before the financial statements are issued (for public entities) or available to be issued (for nonpublic entities). The update did not result in significant changes in the practice of subsequent event disclosures, and therefore the adoption did not have a material impact on the Company’s financial statements.

Effective January 1, 2009, the Company adopted an accounting standard update regarding the determination of the useful life of intangible assets. As codified in ASC 350-30-35, this update amends the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under intangibles accounting. It also requires a consistent approach between the useful life of a recognized intangible asset under prior business combination accounting and the period of expected cash flows used to measure the fair value of an asset under the new business combinations accounting (as currently codified under ASC 850). The update also requires enhanced disclosures when an intangible asset’s expected future cash flows are affected by an entity’s intent and/or Company’s financial statements.

Effective January 1, 2009, the Company adopted a new accounting standard update regarding business combinations. As codified under ASC 805, this update requires an entity to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for taxes. The adoption did not have a material impact on the Company’s financial statements.

NOTE C - DISCONTINUED OPERATIONS AND CHANGE OF CONTROL

On September 22, 2009, the Company entered into a material definitive agreement with Fairhurst Properties, S.A. (“Fairhurst”) which was finalized on October 7, 2008.   Fairhurst is a company owned 100% by the Company’s former principal shareholder and Chief Executive Officer.  The spin-out agreement provides for the split-off of all of the Company’s interests in two wholly owned subsidiaries,

NOVO ENERGIES CORPORATION AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
March 31, 2010

NOTE C - DISCONTINUED OPERATIONS AND CHANGE OF CONTROL (CONTINUED)

Mount Rozier Properties (Pty) Ltd. and Mount Rozier Estate (Pty) Ltd. located in South Africa.  The wholly owned subsidiaries owned all of the assets of the Company.  In exchange for all of the assets surrendered and spun-off, Fairhurst assumed all of the debt and obligations of the subsidiaries.  Simultaneously, on October 7, 2008 a group of shareholders purchased approximately 50% of the outstanding shares (6,930,258 shares purchased) of the company in a private transaction for $200,000 and Mr. Antonio Treminio became the Company’s sole Director, Chief Executive Officer and Chief Financial Officer representing a change in control.

Summarized financial information for the discontinued operations is shown below:

For the Year Ended March 31, 2009
Revenues	$116,705

Loss from discontinued operations	$519,101
Loss on disposal of discontinued operations	124,746
Realized currency gain on disposition of assets	(633,232)
Net loss	$10,615

NOTE D - EQUIPMENT

The Company’s equipment is as follows at March 31, 2010:

		Estimated Life
Computer and office equipment	$10,986	5 years
Less: accumulated depreciation	1,482
	$ 9,504

NOTE E -  NOTE PAYABLE TO CAETE INVEST TRADE, S.A.

On November 1, 2009, the Company issued a $242,000 promissory note to Caete Invest Trade, S.A. maturing on October 31, 2010.  The note bears interest at the rate of 10% per annum and is payable at maturity.  The Company’s Chief executive Officer has a beneficial ownership interest in Caete Invest Trade, S.A. The face amount of the note plus accrued interest is convertible into unregistered common stock of the company at the lesser of 100% of the volume weighted average price (“VWAP”) of common stock as reported by Bloomberg L.P. on the day prior to the conversion date and a 15% discount to the lowest daily closing “VWAP” of common stock during the five days prior to the conversion date.  The Company,  in  accordance  with  EITF 98-5  and  00-27, utilized  the  Market  approach  to  value  the  debt  instrument and concluded that a beneficial conversion feature exists since the effective conversion price of shares was less than the stock price at commitment date.  The 15% discount created a beneficial conversion feature at the commitment date aggregating $36,300 which is being accreted monthly from the issuance date of the promissory note through maturity and is being recorded as additional interest expense.   On February 4, 2010, $62,428 of the loan was repaid.  Accordingly, at March 31, 2010, the loan balance is $163,215 net of the discount $16,357 and amortized discount of $26,993 which has been charged to interest expense and includes a $7,050 loss on early repayment of principal.  On June 30, 2010, the Company modified the conversion feature to be convertible into common stock at a fixed price of $0.10 per share.  See Note N- Subsequent Events.

NOVO ENERGIES CORPORATION AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
March 31, 2010

NOTE F - RELATED PARTY PAYABLES

At March 31, 2010, the related party payables of $261,355 consists of: (a) expenses paid by the Chief Executive Officer on behalf of the Company aggregating $15,596; (b) compensation due other consultants deemed to be shareholders aggregating $114,808; (c) expenses advanced by other shareholders in the amount of $59,451, primarily for travel related expenses; and (d)  unpaid rent payable to Lusierna Asset Management, Ltd., a company owned and controlled by the Chief Executive Officer aggregating $71,500.

NOTE G - NOTE PAYABLE TO CHIEF EXECUTIVE OFFICER

On January 21, 2010, the Company owed its Chief Executive Officer approximately $376,560 for salary and expenditures paid by him on behalf of the company.  The company and its Chief Executive Officer agreed to formalize a portion of the debt and issued a $172,364 promissory note maturing on January 21, 2012.  The note bears interest at the rate of 10% per annum and is payable at maturity.  The face amount of the loan plus accrued interest is convertible into unregistered common stock of the company at the lesser of 100% of the volume weighted average price (“VWAP”) of common stock as reported by Bloomberg L.P. on the day prior to the conversion date and a 15% discount to the lowest daily closing “VWAP” of common stock during the five days prior to the conversion date.  The Company in accordance with EITF 98-5 and 00-27 utilized the Market approach to value the debt instrument and concluded that a beneficial conversion feature exists since the effective conversion price of shares was less than the stock price at commitment date.  The 15% discount created a beneficial conversion feature at the commitment date aggregating $25,855 which will be accreted monthly from the issuance date of the promissory note through maturity and will be recorded as additional interest expense.   Accordingly, at March 31, 2010, the loan has been recorded at $148,782, net of the discount $23,582, which will be credited to additional paid in capital.  On June 30, 2010, the Company modified the conversion feature to be convertible into common stock at a fixed price of $0.10 per share.  See Note N-Subsequent Events.

NOTE H - CONVERTIBLE DEBENTURE

On January 26, 2010, the Company issued at par, a $500,000 Secured Convertible Debenture maturing on January 26, 2011.  The debenture bears interest at the rate of 10% per annum and is payable monthly. The Company has granted a security interest in substantially all of the assets of the Company as collateral for the debenture. The face amount of the loan plus accrued interest is convertible into unregistered common stock of the company at the lesser of 100% of the volume weighted average price (“VWAP”) of common stock as reported by Bloomberg L.P. on the day prior to the conversion date and a 15% discount to the lowest daily closing “VWAP” of common stock during the five days prior to the conversion date.  Additionally, the Company issued commitment shares totaling 6,085,193 equivalent to $1,500,000 at the closing date to obtain the loan. The Company in accordance with APB 14 utilized the Market Approach to value the debt instrument and allocated the net proceeds from the issuance of the debenture based upon the pro rata portion of the face value of the debentures and the undiscounted value of the commitment shares.  Additionally, 15% of the Debenture was allocated to a beneficial conversion feature in accordance with EITF 98-5 and EITF 00-27.  The Company concluded that the 15% discount created a beneficial conversion feature at the commitment date since the effective conversion price of the shares was less than the stock price at the commitment date.  The beneficial conversion feature and the pro rata value of the commitment shares aggregated $395,521 which will be accreted monthly from the issuance date of the Debenture through maturity and will be recorded as additional interest expense.   Accordingly, at March 31, 2010, the loan has been recorded at $138,169, net of the discount $361,831 which was credited to additional paid in capital.

NOVO ENERGIES CORPORATION AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
March 31, 2010

NOTE I - STOCKHOLDERS’ EQUITY

On May 1, 2009, the Company issued 3,000,000 shares of its common stock to Andre L’Heureux as President of the Company in connection with his employment contract.  The shares vest at the rate of 83,333 per month over a three year period.  The shares were valued at $0.10 per share utilizing May 1, 2009 as the measurement date.  Accordingly, stock based compensation in the amount of $91,667 has been recognized in the financial statements. On October 21, 2009, Mr. L’Heureux resigned as President and became Chief Technical Officer.

On May 1, 2009, the Company entered into a consulting agreement with JMR Holdings, Inc. to assist the Company in developing a business strategy, an acquisition strategy, and a sales and marketing strategy.  In connection with the agreement, the Company issued 3,000,000 shares of its common stock at $0.10 per share utilizing May 1, 2009 as the measurement date which are to vest at the rate of 83,333 per month over a three year period.  The above agreement was amended on December 1, 2009 with immediate vesting of all issued shares. Accordingly, stock based compensation in the amount of $300,000 has been recognized in the financial statements.

On May 1, 2009, the Company entered into an agreement with Jeffrey Wolin to provide managerial consulting services. In connection with the agreement, the Company issued 450,000 shares which will vest at the rate of 12,500 shares per month.  The shares were valued at $0.10 per share utilizing May 1, 2009 as the measurement date. On December 1, 2009, this agreement was amended to award 50,000 shares per month effective January 1, 2010.  The additional shares were valued at $0.30 per share utilizing December 1, 2009 as the measurement date.  Mr. Wolin shall now receive a total of 1,575,000 shares over the entire 3 year duration of the contract.  Accordingly, stock based compensation in the amount of $47,500 has been recognized.

On May 1, 2009, the Company entered into an agreement with William Rosenstadt and Steven Sanders, the firm’s legal counsel, to assist the Company in developing business strategy, acquisition strategy, sales and marketing strategies, and other services mutually agreed to between the parties and the Company.  The agreement calls for the issuance of 499,038 shares of common stock for the period May 1, 2009 to April 30, 2010.  As of March 31, 2010, 450,000 shares have been issued at $0.10 per share utilizing May 1, 2009 as the measurement date.  Accordingly, stock based compensation in the amount of $44,928 has been recognized in the financial statements.  On July 2, 2010, a resolution was approved by the Company to issue the balance of the shares.  See Note N-Subsequent Events.

On May 1, 2009, the Company entered into a three year consulting agreement with ELSO Investment Corporation to assist the Company in developing an acquisition strategy and structure outside North America and other services mutually agreed to by the Company and ELSO Investment Corporation.  In connection with the agreement, the Company issued 900,000 shares of its common stock valued at $0.10 per share utilizing May 1, 2009 as the measurement date.  The shares vest at the rate of 25,000 shares per month.  On December 19, 2009, this agreement was amended with immediate vesting of all issued shares. The Chief Executive Officer of the company has a beneficial ownership interest in  ELSO Investment Corporation.  Accordingly, stock based compensation in the amount of $90,000 has been recognized.  On May 1, 2010, this agreement was cancelled and all shares were returned to the Company.

On June 23, 2009, the Board of Directors approved a 3-for-1 forward stock split.  Accordingly, all share and per share amounts have been retroactively adjusted in the accompanying financial statements.

NOVO ENERGIES CORPORATION AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
March 31, 2010

NOTE I - STOCKHOLDERS’ EQUITY (CONTINUED)

On July 1, 2009, the Company entered into a consulting agreement with The Group Marcel Tremblay to provide consulting services relating to sales and business strategies. In connection with the agreement, the Company will issue 25,000 shares of its common stock at $1.00 per share utilizing July 1, 2009 as the measurement date which will vest at the rate of 2,083 per month over a 12 month period.  On July 1, 2009, the Company issued 200,000 warrants valued at $0.982 per warrant to be vested over a 12 month period at 16,366 per month. On February 1, 2010, the Company modified the agreement canceling the warrants and issuing 360,000 shares of its common stock to be vested over a 36 month period retroactive to July 1, 2009.  The incremental value between the fair value of the shares at the measurement date of February 1, 2010 and the fair value of the warrant cancelled was $0.16 per share and accordingly, stock based compensation in the amount of $136,439 has been recorded in the financial statements.  On May 15, 2010, the Company terminated this contract.

On July 1, 2009, the Company entered into a consulting agreement with Jenkins Hill International and its CEO, former US Congressman W. Curt Weldon, to provide business and sales strategies. In connection with the agreement, the Company issued 250,000 shares of its common stock valued at $1.00 per share utilizing July 1, 2009 as the measurement date which will vest at the time of issue.  Accordingly, stock based compensation in the amount of $250,000 has been recognized in the financial statements.

On July 8, 2009, the Company sold, under a private placement agreement, 229,000 units consisting of one share of common stock and one warrant for every two shares sold.  The units were sold at $0.35 per unit resulting in $80,150 paid to the Company.  The warrants were valued at $.028 per unit and classified as additional paid in capital.

On July 1, 2009, the Company entered into a consulting agreement with Faisal Farooq Butt to provide consulting services relating to corporate strategies as well as sales and marketing strategies for an eighteen month period beginning July 15, 2009.  In connection with the agreement, the Company issued 200,000 shares of its common stock valued at $.93 per share utilizing July 15, 2009 as the measurement date. The shares will vest over an 18 month period.  Accordingly stock based compensation in the amount of $122,832 has been recognized.  On December 1, 2009, this contract was amended to award 50,000 shares per month effective January 1, 2010 and extended for an additional 30 months.  Mr. Butt will now receive a total of 1,566,666 shares over the term of the contract.  The share differential was valued at $0.30 per share utilizing December 1, 2009 as the measurement date.

Effective August 15, 2009, the Company entered into a consulting agreement with Rubenstein Investor Relations, Inc. to provide consulting services with respect to matters concerning the financial and investment communities for a minimum of six months.  In addition to a monthly fee, the Company issued 200,000 five year warrants, exercisable at $0.40 per share.  The warrants were valued using a Black-Scholes Option pricing model at $0.271 per share and accordingly, stock based compensation in the amount of $54,118 has been recognized.

Effective October 23, 2009, the Company entered into an employment agreement with Hakim Zahar as the President of the Company.  The agreement calls for a base salary of $10,000 per month with payments starting November 15, 2009.  The executive shall receive a minimum of 50,000 shares of the Company’s common stock per month starting on the effective date of this agreement.  This agreement can be terminated by either party at will.  In accordance with the terms of the contract, stock based compensation in the amount of $88,000 has been recognized based on the measurement date of October 23, 2009 at $0.44 per share.  On May 28, 2010, the Company  terminated the contract and  agreed to compensate Mr. Zahar through February 15, 2010.

NOVO ENERGIES CORPORATION AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
March 31, 2010

NOTE I - STOCKHOLDERS’ EQUITY (CONTINUED)

Between October 22, 2009 and November 4, 2009, the Company sold, under private placement agreements to four different individuals, 159,929 units consisting of one share of common stock and one warrant for every two shares sold.  The units were sold at $0.35 per unit resulting in $55,975 proceeds to the Company.  The warrants were valued at approximately $.12 per unit using a Black-Scholes Option pricing model and classified as additional paid in capital.

On November 1, 2009, the company entered into a consulting agreement with Philippe Germaine to provide investor relations and consulting services. In connection with the agreement, the Company will pay a monthly retainer of $3,000 per month, and issue 15,000 shares of its common stock per month.  In addition, Mr. Germaine received a cash signing bonus of $9,000.  In connection with the agreement, stock based compensation in the amount of $30,750 was recorded utilizing the measured date of November 1, 2009.

On January 21,2010, the Company approved a resolution to convert $124,960 of professional and consulting fees to common stock valued at $0.21 per share.  Additionally, the Chief Executive Officer converted unpaid salaries and expenses paid on behalf of the Company of $170,000, to common stock valued at $0.21 per share.

On January 26, 2010, the Company entered into a secured convertible debenture maturing on January 26, 2011.  In connection with the debenture issuance, the Company issued 6,085,193 shares of its common stock valued at $368,750.  See Note H-Convertible Debenture.

On March 30, 2010, the Company cancelled its agreement with Colorado Tire Recycling, LLC.  In connection with the contract cancellation, the Company issued 500,000 shares of its common stock valued at $0.23 per share utilizing March 30, 2010 as the measurement date, aggregating $115,000. This was recorded as stock based compensation in the financial statements.

At March 31, 2010, 1,067,452, common shares are included in outstanding shares which have not yet been issued by the Company.

NOTE J - PROVISION FOR INCOME TAXES

Deferred income taxes are determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company’s assets and liabilities.  Deferred income  taxes  are  measured  based  on  the  tax  rates  expected  to  be  in  effect  when  the temporary differences are included in the Company’s tax return.  Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

At March 31, 2010, deferred tax assets consist of the following:

Net operating losses                                                 $430,000
Valuation allowance                                                  (430,000)
$            -

NOVO ENERGIES CORPORATION AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
March 31, 2010

NOTE J - PROVISION FOR INCOME TAXES (CONTINUED)

At March 31, 2010, the Company had a net operating loss carry forward in the approximate amount of $1,268,000 available to offset future taxable income through 2030. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the periods ended March 31, 2010 and 2009 is summarized as follows:

	2010	2009

Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefits	3.3	3.3
Valuation allowance	30.7	30.7
	0%	0%

NOTE K - FAIR VALUE MEASUREMENTS

On January 1, 2008, the Company adopted ASC 820 which defines fair value, provides a consistent framework for measuring fair value under generally accepted accounting principles and expands fair value financial statement disclosure requirements.  ASC 820’s valuation techniques are based on observable and unobservable inputs.  Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect our market assumptions.

ASC 820 classifies these inputs into the following hierarchy:

Level 1 inputs: Quoted prices for identical instruments in active markets.

Level 2 inputs: Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 inputs:  Instruments with primarily unobservable value drivers.

The following table summarizes the activity of the warrants issued by the Company during the year ended March 31, 2010:

	Number of Warrants	Exercise Price	Expiration Date
Balance March 31, 2009	0
Issued
Private placements	194,465	$0.75	7/2012 to 11/2012
Consulting contracts	400,000	$0.35 to $0.40	8/2014
Cancelled-consulting contract	(200,000)	$0.35
Exercised	0
Balance March 31, 2010	394, 465

NOVO ENERGIES CORPORATION AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
March 31, 2010

NOTE L –  WARRANTS (CONTINUED)

Under the private placements agreements, each warrant entitles the holder to purchase one share of the Company’s common stock for $0.75 per share and the warrants expire three years from the date of issuance.

The warrants were valued utilizing the following assumption employing the Black-Scholes Pricing Model:

	Consulting Agreements	Private Placements
Volatility	84.23% to 190.65%	94.99% to 195.52%
Risk-free rate	2.51% to 2.68%	1.42% to 1.52%
Dividend	0	0
Expected life of warrants	5	3

NOTE M - COMMITMENTS AND CONTINGENCIES

On April 1, 2009, the Company entered into a lease with Lusierna Asset Management Ltd. which is controlled by the Chief Executive Officer.  The lease is for a period of one year commencing April 1, 2009 to 2010 with a monthly rent of $6,500.  The lease was extended for 1 year to April 2011 for the same monthly rent.  The office facility is now owned by the wife of the Chief Executive Officer.

On May 1, 2009, the Company entered into a three year consulting agreement with Elso Investment Corporation to assist the company in developing an acquisition strategy and structure outside of North America and other services mutually agreed to by the Company and Elso Investment Corporation.  In connection with the agreement, the Company issued 900,000 shares of its common stock valued at $0.10 per share on May 8, 2009.  The Chief Executive Officer of the Company has a beneficial ownership interest in Elso Investment Corporation.  On May 1, 2010, this agreement was cancelled and all shares have been  returned to the Company.

On May 1, 2009, the Company executed an employment agreement with Andre L’Heureux to be the Company’s President and Chief Operating Officer.  The agreement commenced immediately and can be terminated by either party upon written notice.  The agreement called for a base salary of $6,500 per month effective August 1, 2009 and the issuance of 3,000,000 shares at $0.10 per share of the Company’s common stock to vest over a 36 month period.  The executive would also participate in a Company stock option plan.  The individual has since resigned the positions of President and Chief Operating officer and accepted employment as the company’s Chief Technical Officer.  The monthly base salary has been modified to $3,000 per month effective February 1, 2010 leaving all other employee incentives intact.

On May 1, 2009, the Company entered into an agreement with Jeffrey Wolin to provide managerial consulting services.  The agreement provided for a monthly retainer of $2,500 effective July 1, 2009 and the issuance of 450,000 shares at $0.10 per share to vest over a 36 month period.  On December 1, 2009, this agreement was amended to award 50,000 shares per month effective January 1, 2010. The additional shares were valued at $0.20 per share. Mr. Wolin shall now receive a total of 1,575,000 shares for the entire 3 year duration of the contract.

NOVO ENERGIES CORPORATION AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
March 31, 2010

NOTE M - COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

On July 1, 2009, the Company entered into a consulting agreement with the Group Marcel Tremblay, to provide consulting services relating to sales and business strategies.  The agreement provides for a monthly retainer of $3,000 per month for the period July 1, 2009 to December 31, 2009 and $5,000 per month for the period January 1, 2010 to June 1, 2010, the issuance of 25,000 shares of the Company’s common stock, the issuance of 200,000 warrants with an exercise price of $0.35 per share, a 5% perpetual royalty based upon income received from all operations, and 5% of all cash received by the Company from direct investment made as a result of introduction.   On February 1, 2010, the Company modified the agreement canceling the warrants and issuing 360,000 shares of its common stock to be vested on a 36 month period retroactive to July 1, 2009.  The agreement was also modified to revise the monthly retainer commencing February 1, 2010 to $2,500 per month, the cash received by the Company from direct investment via introductions increased from 5% to 10% and a $2.00 per ton royalty was provided for all raw material contracts secured.

On July 1, 2009, the Company entered into a consulting agreement with Faisal Farooq Butt to provide consulting service relating to corporate strategies as well as sales and marketing strategies for the period July 1, 2009 to December 31, 2010.  In connection with the agreement, the company will provide a retainer of  $3,000  per  month  effective  July  1, 2009  and  $4,500  per  month  when the Company  completes  a successful private placement in excess of $3,000,000.  The agreement also provides for the issuance of 200,000 shares of the Company’s common stock to vest pro rata over 18 months. On December 1, 2009, this contract was amended to award 50,000 shares per month effective January 1, 2010 and the contract was extended for an additional 30 months.  Mr. Butt will now receive a total of 1,566,666 shares over the term of the contract.

On July 10, 2009, the Company entered into an employment agreement with its Chief Executive Officer with an effective date of September 22, 2008, which can be terminated by either party for any reason at will.  The agreement calls for a monthly salary of $10,000.  The Chief Executive Officer is entitled to incentive stock options based upon performance goals.  On June 18, 2010, the Company amended the agreement to award 1,200,000 shares of its common stock to be vested over the succeeding 24 months.

Effective October 23, 2009, the Company entered into an employment agreement with Hakim Zahar as the President of the Company.  The agreement calls for base salary of $10,000 per month with first payment starting November 15, 2009.  The executive shall receive a minimum of 50,000 shares of the Company’s common stock per month starting on the effective date of this agreement.  This agreement can be terminated by either party at will and has been terminated on May 29, 2010 retroactive to February 15, 2011.  Mr. Zahar is asserting that his renumeration should be paid to date of termination.

On November 1, 2009, the company entered into a consulting agreement with Philippe Germaine to provide consulting services in the area of Investor Relations. In connection with the agreement, the Company was to provide a monthly retainer of $3,000 per month, and issue 15,000 of its common shares per month.  Effective June 15, 2010, the contract has been terminated.

NOVO ENERGIES CORPORATION AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
March 31, 2010

NOTE M - COMMITMENTS AND CONTINGENCIES (CONTINUED)

On February 3, 2010, the Company entered into a new material supply contract with Royal Mat, Inc. to provide tire derived fuel chips for a plant to be built in Quebec, Canada.  The initial term of the contract will be from the startup date of the plant scheduled for the fourth quarter of 2010 until December 2011.  The term could be extended for an additional three year term.  Royal Mat, Inc. will receive $45 per ton.

NOTE N –  SUBSEQUENT EVENTS

On May, 15, 2010, the Company entered into a consulting agreement with Pierre Paffenhoff to assist the company in developing a business strategy, an acquisition, strategy, developing sales and marketing strategies and other services.  The consultant will be paid $1,500 per month.  The agreement can be terminated on a 15 day notice by either party.  The consultant will also be paid in cash 10% of proceeds from an equity or debt financing whereby he introduced the arrangement to the Company and 3% of the shares to be issued in any equity financing.

On May 28, 2010, the Company entered into a Technology Co-operation Agreement with Novo Energies International, Ltd. (NEI) that permits NEI to utilize the Company’s technology and know-how for the sole purpose of building and operating facilities at NEI’s expense that incorporate all or any portion of the Company’s technology throughout the entire world except for all of the countries within North America, Central America and South America for a term of 10 years which may be renewed for an additional 10 year term.  As consideration for the know-how and other technical information, the Company will receive 12.5% of NEI’s issued and outstanding shares with anti-dilution rights.  Such anti-dilution rights shall expire when NEI raises a minimum of 3,000,000 British pounds.  In connection with the agreement, the Company’s Chief Executive Officer and the Company’s Interim President, Faisal Farooq Butt were appointed as Directors to NEI’s Board of Directors and each received 3.6% and 2%, respectively, of NEI’s common stock.

On June 1, 2010, Faisal Farooq Butt was appointed interim President of the Company.

On June 18, 2010, the Company, through a private placement offering, sold 1,100,000 units of its common stock at $0.10 per unit for a total of $110,000.  Each unit consists of one share of the Company’s common stock.

On June 18, 2010, the Company amended the Chief Executive’s employment contract whereby he will receive 1,200,000 shares of Company common stock and vest at the rate of 50,000 shares per month over a 24 month period commencing June 18, 2010.

On June 30, 2010, the Company amended its promissory note to Caete Invest Trade S.A. issued on November 1, 2009.  Under the terms of the modification, the note is now convertible into common stock of the Company at a fixed price of $0.10 per share.

On June 30, 2010, the Company amended its promissory note payable to the Chief Executive Officer issued on January 21, 2010.  Under the terms of the modification, the note is now convertible into common stock of the Company at a fixed price of $0.10 per share.

On July 2, 2010, the Board approved the issuance of 49,038 shares of its common stock to William Rosenstadt and Steven Sanders to comply with the consulting agreement dated May 1, 2009.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

For the fiscal year ended March 31, 2010, our accountants were Meyler & Company, LLC, independent certified public accountants. At no time has there been any disagreement with either such accountants regarding any matter of accounting principals or practices, financial statement disclosure, or auditing scope or procedure.

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

Report On Internal Control Over Financial Reporting — Management has evaluated the Company’ internal control over financial reporting as of March 31, 2010. This evaluation was based on criteria for effective internal control over financial reporting set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting is limited as of March 31, 2010 because we have a single director, we do not have an audit committee, there is no segregation of duties in connection with our accounting and the Company is striving to improve on timely replies and financial controls. This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

 Report On Disclosure Controls And Procedures — As of March 31, 2010, management carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, it concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed in its periodic filings under the Exchange Act is accumulated and communicated to us to allow timely decisions regarding required disclosures, and such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

OFFICERS AND DIRECTORS

Messr. Antonio Treminio is the sole director of the Company. The Company's director is elected at each Annual Meeting of Shareholders. The sole director currently serving on the Company's Board and the executive officers are set forth in the table below:

Name	Age	Positions and Offices With The Company
Antonio Treminio	40	Chief Executive Officer and Chairman of the Board
Faisal Butt	26	Interim President
Andre L’Heureux	51	Chief Technical Officer

No director holds any directorship in a company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 or subject to the requirements of Section 15(d) of such Act. No director holds any directorship in a company registered as an investment company under the Investment Company Act of 1940.

As the Board of Directors only has one director and three employees, no Audit or Strategy Committee has been established. The Company does not have a standing nominating committee or any committee performing a similar function. For the above reasons, the Company has not adopted a code of ethics.

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

Faisal Butt

Mr. Butt initiated his career in the financial services industry with Alegro Capital; a London, UK based financial advisory and M&A firm. His primary focus at Alegro Capital was mergers and acquisitions, restructuring for the European Retail, TMT and Energy sector.  Prior to this, Mr. Butt worked in various capacities in New York and Montreal in the financial services sector. He completed his Advance Level studies in Economics and Mathematics from University of Cambridge, UK (UCLES). Mr. Butt graduated from McGill University, Montreal, Canada with bachelors in Finance and Economics.

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

ITEM 11. EXECUTIVE COMPENSATION

Except as set out below, the Company has not paid in either 2010 or 2009 any annual or long-term compensation through the latest practicable date to the Chief Executive Officer of the Company and sole director of the Company or to any executive officers of the Company or directors of the Company who held such positions during 2009.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Antonio Treminio	2009	60,000							60,000
	2010	120,000							120,000
Andre L’Heureux	2010	25,500		91,667			208,333		325,000
Hakim Zahar	2010	40,000		88,600					128,600

Employment Contracts

On May 1, 2009, the Company executed an employment agreement with Andre L’Heureux to be the Company’s President and Chief Operating Officer.  The agreement commenced immediately and can be terminated by either party upon written notice.  The agreement called for a base salary of $6,500 per month effective August 1, 2009 and the issuance of 3,000,000 shares at $0.10 per share of the Company’s common stock to vest over a 36 month period.  The executive would also participate in a Company stock option plan.  The individual has since resigned the positions of President and Chief Operating officer and accepted employment as the company’s Chief Technical Officer.  The monthly base salary has been modified to $3,000 per month effective February 1, 2010 leaving all other employee incentives intact.

Effective October 23, 2009, the Company entered into an employment agreement with Hakim Zahar as the President of the Company.  The agreement calls for base salary of $10,000 per month with first payment starting November 15, 2009.  The executive shall receive a minimum of 50,000 shares of the Company’s common stock per month starting on the effective date of this agreement.  This agreement can be terminated by either party at will and has been terminated on May 29, 2010 retroactive to February 15, 2011.  Mr. Zahar is asserting that his renumeration should be paid to date of termination.

 On July 10, 2009, the Company executed an employment agreement with Antonio Treminio to be the Company’s Chief Executive Officer and Chairman of the Board of Directors.  The agreement can be terminated by either party.  The agreement calls for a base salary of $10,000 per month effective September 22, 2008 and the issuance of  incentive stock options equal to Five Percent (5%) of all of the Company’s issued and outstanding common stock on September 22, 2008 (the “Stock Options”).  Twenty Percent (20%) of the Stock Options shall vest for each plastic and/or tire facility constructed during the five years subsequent to the date herein so long as each plastic facility has a capacity to process 15 tons of plastic waste per day and/or each tire facility has the capacity to process 30 tons of tire waste per day.  One Hundred Percent (100%) of the Stock Options shall vest upon the occurrence of a Change of Control as it is defined in the employment agreement.  The Company will create an incentive stock option plan and award stock options equal to 5% of the Company’s issued and outstanding common stock at the date of the agreement.  On June 18, 2010, the Company amended the agreement to award 1,200,000 shares of its common stock to be vested over the succeeding 24 months.

On January 21, 2010, the Company owed its Chief Executive Officer approximately $376,560 for salary and expenditures paid by him on behalf of the company.  The Company and its Chief Executive Officer agreed to formalize a portion of the debt and issued a $172,364 promissory note maturing on January 21, 2012.  The note bears interest at the rate of 10% per annum and is payable at maturity.  The face amount of the loan plus accrued interest is convertible into unregistered common stock of the company at the lesser of 100% of the volume weighted average price (“VWAP”) of common stock as reported by Bloomberg L.P. on the day prior to the conversion date and a 15% discount to the lowest daily closing “VWAP” of common stock during the five days prior to the conversion date.  The Company in accordance with EITF 98-5 and 00-27 utilized the Market approach to value the debt instrument and concluded that a beneficial conversion feature exists since the effective conversion price of shares was less than the stock price at commitment date.  The 15% discount created a beneficial conversion feature at the commitment date aggregating $25,855 which will be accreted monthly from the issuance date of the promissory note through maturity and will be recorded as additional interest expense.   Accordingly, at March 31, 2010, the loan has been recorded at $148,782, net of the discount $23,582, which will be credited to additional paid in capital.  On June 30, 2010, the Company modified the conversion feature to be convertible into common stock at a fixed price of $0.10 per share.  See Note N-Subsequent Events.

At March 31, 2010, the related party payables of $261,355 consists of: (a) expenses paid by the Chief Executive Officer on behalf of the Company aggregating $15,596; (b) compensation due other consultants deemed to be shareholders aggregating $114,808; (c) expenses advanced by other shareholders in the amount of $59,451, primarily for travel related expenses; and (d)  unpaid rent payable to Lusierna Asset Management, Ltd., a company owned and controlled by the Chief Executive Officer aggregating $71,500.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT  AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners

The following table sets forth information regarding the beneficial ownership of the shares of the Common Stock (the only class of shares previously issued by the Company) at June 15, 2010, by (i) each person known by the Company to be the beneficial owner of more than five percent (5%) of the Company’s outstanding shares of Common Stock,  (ii) each director of the Company, (iii) the executive officers of the Company, and (iv) by all directors and executive officers of the Company as a group.  Each person named in the table, has sole voting and  investment  power with respect to all shares shown as beneficially owned by such person and can be contacted at the address of the Company.

Title of Class	Name of Beneficial Owner	Shares of Common Stock	Percent of Class

Common	Trafalgar Capital Specialized Investment Fund The Dickens, Kirk Street 16 Northington Street London WC1N 2DG	6,085,193	18.02%
Common	Antonio Treminio 650 Notre Dame West Apt 1101 Montreal, QUE H3C 1J2 Canada	3,809,524	11.29%
Common	Andre L’Heureux 1205 Olivier Vien Roberval, QUE G8H 3A2 Canada	3,000,000	8.88%
Common	Faisal Butt 777 Rue Gosford Apt. 503 Montreal Canada	66,666	0.20%
Directors and Officers as a group		6,876,190	20.36%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

On April 1, 2009, the Company entered into a lease with Lusierna Asset Management Ltd. which is controlled by the Chief Executive Officer.  The lease is for a period of one year commencing April 1, 2009 to 2010 with a monthly rent of $6,500.  The lease was extended for 1 year to April 2011 for the same monthly rent.  The office facility is now owned by the wife of the Chief Executive Officer.

On September 22, 2009, the Company entered into a material definitive agreement with Fairhurst Properties, S.A. (“Fairhurst”) which was finalized on October 7, 2008.   Fairhurst is a company owned 100% by the Company’s former principal shareholder and Chief Executive Officer.  The spin-out agreement provides for the split-off of all of the Company’s interests in two wholly owned subsidiaries, Mount Rozier Properties (Pty) Ltd. and Mount Rozier Estate (Pty) Ltd. located in South Africa.  The wholly owned subsidiaries owned all of the assets of the Company.  In exchange for all of the assets surrendered and spun-off, Fairhurst assumed all of the debt and obligations of the subsidiaries.  Simultaneously, on October 7, 2008 a group of shareholders purchased approximately 50% of the outstanding shares (6,930,258 shares purchased) of the company in a private transaction for $200,000 and Mr. Antonio Treminio became the Company’s sole Director, Chief Executive Officer and Chief Financial Officer representing a change in control.

At March 31, 2010, the related party payables of $261,355 consists of: (a) expenses paid by the Chief Executive Officer on behalf of the Company aggregating $15,596; (b) compensation due other consultants deemed to be shareholders aggregating $114,808; (c) expenses advanced by other shareholders in the amount of $59,451, primarily for travel related expenses; and (d)  unpaid rent payable to Lusierna Asset Management, Ltd., a company owned and controlled by the Chief Executive Officer aggregating $71,500.

On January 21, 2010, the Company owed its Chief Executive Officer approximately $376,560 for salary and expenditures paid by him on behalf of the company.  The company and its Chief Executive Officer agreed to formalize a portion of the debt and issued a $172,364 promissory note maturing on January 21, 2012.  The note bears interest at the rate of 10% per annum and is payable at maturity.  The face amount of the loan plus accrued interest is convertible into unregistered common stock of the company at the lesser of 100% of the volume weighted average price (“VWAP”) of common stock as reported by Bloomberg L.P. on the day prior to the conversion date and a 15% discount to the lowest daily closing “VWAP” of common stock during the five days prior to the conversion date.  The Company in accordance with EITF 98-5 and 00-27 utilized the Market approach to value the debt instrument and concluded that a beneficial conversion feature exists since the effective conversion price of shares was less than the stock price at commitment date.  The 15% discount created a beneficial conversion feature at the commitment date aggregating $25,855 which will be accreted monthly from the issuance date of the promissory note through maturity and will be recorded as additional interest expense.   Accordingly, at March 31, 2010, the loan has been recorded at $148,782, net of the discount $23,582, which will be credited to additional paid in capital.  On June 30, 2010, the Company modified the conversion feature to be convertible into common stock at a fixed price of $0.10 per share.  See Note N-Subsequent Events.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

	Year Ended March 31, 2009	Year Ended March 31, 2010

Audit Fees	$40,000	$85,000
Audit Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
	$40,000	$85,000

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
Date: July 14, 2010