Form 10-Q
period 2010-06-30
Novo Energies Corp
filed 2010-08-23
CIK 1142790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 12, 2010: 39,965,624.

PART I - FINANCIAL INFORMATION

SPECIAL NOTICE REGARDING FORWARD-LOOKING STATEMENTS

We are including the following cautionary statement in this Form 10-Q to make applicable and take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statement made by, or on behalf of ,us.  This 10-Q, press releases issued by us, and certain information provided periodically in writing and orally by our designated officers and agents contain statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  The words “expect”, “believe”, “goal”, “plan”, “intend”, “estimate”, and similar expressions and variations thereof used are intended to specifically identify forward-looking statements. Where any such forward-looking statement includes a statement of the assumptions or basis underlying such forward-looking statement, we caution that assumed facts or basis almost always vary from actual results, and the differences between assumed facts or basis and actual results can be material, depending on the circumstances.  Where, in any forward-looking statement, we, or our management, expresses an expectation or belief as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished

NOVO ENERGIES CORPORATION AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS
(UNAUDITED)

FOR THE FIRST QUARTER ENDED JUNE 30, 2010 AND 2009

NOVO ENERGIES CORPORATION AND SUBSIDIARY
A DEVELOPMENT STAGE COMPANY
CONSOLIDATED BALANCE SHEETS

ASSETS
	June 30,	March 31,
	2010	2010
	(unaudited)
CURRENT ASSETS
Cash	$155	$54,806
Miscellaneous receivable	-	3,674
Total current assets	155	58,480

Equipment, net	8,866	9,504

TOTAL ASSETS	$9,021	$67,984

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Note Payable Caete Invest Trade, S.A.	$169,967	$163,215
Convertible Debenture	199,288	138,169
Accounts Payable	190,706	137,578
Accrued Interest	37,741	16,454
Accrued Professional Fees	57,605	23,170
Related party payables
Accrued Rent	78,000	71,500
Accrued Consulting	89,873	88,580
Accrued Salaries and Taxes	32,163	26,228
Accrued Travel and Entertainment	91,021	59,451
Due to Chairman and CEO	58,589	15,596
Total Related Party Payables	349,646	261,355
Total current liabilities	$1,004,953	$739,941

LONG TERM LIABILITIES
Note Payable Chief Executive Officer	151,826	148,782

STOCKHOLDERS' DEFICIT
Common stock, par value $0.00001; 1,000,000,000 shares
authorized, 34,836,739 and 34,345,152 issued and
outstanding at June 30, 2010 and March 31, 2010,
respectively	348	344
Additional paid-in capital	11,234,620	10,986,545
Accumulated deficit from prior operations	(8,521,904)	(8,521,904)
Accumulated deficit during development stage	(3,840,261)	(3,260,084)
Accumulated other comprehensive loss	(20,561)	(25,640)
Total Stockholders' Equity (Deficit)	(1,147,758)	(820,739)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$9,021	$67,984

NOVO ENERGIES CORPORATION AND SUBSIDIARY
A DEVELOPMENT STAGE COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
			Period from inception
			of Development
	For the Three Months ended		(October 7, 2008)
	June 30,		to June 30,
	2010	2009	2010
	(Unaudited)		(Unaudited)
OPERATING EXPENSES
General and Administrative	$291,939	$207,030	$2,962,872
Research and Development	195,398		710,677
Interest Expense	92,202		164,592
Depreciation Expense	638		2,120
Total Expenses	580,177	207,030	3,840,261

NET LOSS	$580,177	$207,030	$3,840,261

NET LOSS PER SHARE (BASIC AND DILUTED)	$(0.02)	$(0.03)	$(0.20)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	24,843,425	17,391,348	18,782,339

NOVO ENERGIES CORPORATION AND SUBSIDIARY
A DEVELOPMENT STAGE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
			Period from Inception
			of Development
			(October 7, 2008)
	For the Three Months Ended June 30,		to June 30,
	2010	2009	2010
	(Unaudited)		(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(580,177)	$(207,030)	$(3,840,261)
Adjustments to reconcile net loss to cash provided by
(used in) operating activities:
Stock based compensation	228,085	48,333	1,785,146
Shares Issued in settlement agreement			114,995
Stock based compensation cancelled in consulting agreement	(90,000)	-	(90,000)
Note Payable Discount Amortization	70,915	-	126,820
Depreciation	638	-	2,120
Cash used in operating activities			-
Decrease (increase) in assets
Miscellaneous Receivable	3,674		-
Increase (decrease) in liabilities			-
Accounts Payable	53,128	119,920	668,664
Accrued Interest	21,287		37,741
Accrued Professional Fees	34,435		46,971
Related party payables	88,291	38,777	262,146
Cash used in operating activities	(169,724)	-	(885,658)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Equipment		-	(10,986)
Cash used in investing activities	-	-	(10,986)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash provided by financing activities	-	-	-
Proceeds from Note Payable	-	-	242,000
Repayment of Note Payable		-	(62,428)
Proceeds from Convertible Debenture	-	-	491,667
Issuance of Common Stock	110,000	-	246,127
Cash provided by financing activities	110,000	-	917,366

Foreign Currency Translation Effect	5,073	-	(20,567)

NET INCREASE (DECREASE) IN CASH	(54,651)	-	155

CASH, BEGINNING OF PERIOD	54,806	-	-
CASH, END OF PERIOD	$155	$-	$155

NOVO ENERGIES CORPORATION AND SUBSIDIARY
A DEVELOPMENT STAGE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
			Period from Inception
			of Development
			(October 7, 2008)
	For the Three Months Ended June 30,		to June 30,
	2010	2009	2010

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest and Taxes Paid	NONE	NONE	NONE

NON CASH ITEMS

Beneficial Conversion feature of debentures		-	$80,592
Shares issued to settle accounts payable obligations		-	$294,961
Debenture Commitment shares		-	$368,689
Note Payable to Officer in settlement of payables		-	$172,364

Note Payable to Officer in settlement of payables		-	$(172,364)
Common shares issued for accounts payable and debenture
commitment shares		-	$(75)
Additional Paid in Capital:
Shares issued to settle accounts payable		-	$(294,947)
Beneficial conversion feature of debenture		-	$(80,592)
Debenture commitment shares		-	$(368,689)

NOTE A - NATURE OF BUSINESS, GOING CONCERN, AND PRESENTATION

Basis of Presentation

The accompanying consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included.  Results for the three months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending March 31, 2011.  For further information, refer to the financial statements and footnotes thereto included in the Novo Energies Corporation annual report on Form 10-K for the year ended March 31, 2010.

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

Going Concern

As indicated in the accompanying financial statements, the Company has incurred cumulative net operating losses of $3,840,261 since inception of the development stage and has negative working capital of $995,932.  Management’s plans include the raising of capital through equity markets to fund future operations and the generating of revenue through its business.  Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations.  Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenues will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Net Loss Per Common Share

The Company computes per share amounts in accordance with ASC Topic 260 Earnings per Share (EPS) which requires presentation of basic and diluted EPS.  Basic EPS is computed by dividing the income (loss) available to Common Stockholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS is based on the weighted-average number of shares of Common Stock and Common Stock equivalents outstanding during the periods.  A fully diluted calculation was not presented since the results would be anti-dilutive.  During the period ended June 30, 2010, unvested common shares of 2,108,338 issued for future consulting and implement contracts were excluded from EPS calculations as they were not considered issued for accounting purposes.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED

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

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Recent Accounting Pronouncements

In April 2010, the Financial Accounting Board issued Accounting Standards Update No. 2010-17, Milestone Method of Revenue Recognition,  a Consensus of the FASB Emerging Issues Task Force.  This standard provides guidance on defining a milestone and when it is appropriate to apply this standard in recognizing revenue from research and development transactions.  In general, this standard permits recognition of revenue from research and development that is contingent upon achievement of one or more specified milestones defined in the research and development arrangements which meet specified criteria for such revenue recognition.  This standard becomes effective for fiscal periods beginning after June 15, 2010 and early adoption is permitted.  Management does not believe that adoption of this standard will have a material effect on the Company’s financial statements.

NOTE C - EQUIPMENT

The Company’s equipment is as follows at June 30, 2010:

		Estimated Life
Computer and office equipment	$10,986	5 years
Less: accumulated depreciation	2,120
	$8,866

NOTE D - NOTE PAYABLE TO CAETE INVEST TRADE, S.A.

On November 1, 2009, the Company issued a $242,000 promissory note to Caete Invest Trade, S.A. maturing on October 31, 2010 (the “Caete Note”).  The note bears interest at the rate of 10% per annum and is payable at maturity.  The Company’s Chief executive Officer has a beneficial ownership interest in Caete Invest Trade, S.A. The face amount of the note plus accrued interest is convertible into unregistered common stock of the company at the lesser of 100% of the volume weighted average price (“VWAP”) of common stock as reported by Bloomberg L.P. on the day prior to the conversion date and a 15% discount to the lowest daily closing “VWAP” of common stock during the five days prior to the conversion date.  The

NOTE D - NOTE PAYABLE TO CAETE INVEST TRADE, S.A. (CONTINUED)

Company,  in  accordance  with  EITF 98-5  and  00-27, utilized  the  Market  approach  to  value  the  debt  instrument and concluded that a beneficial conversion feature exists since the effective conversion price of shares was less than the stock price at commitment date.  The 15% discount created a beneficial conversion feature at the commitment date aggregating $36,300 which is being accreted monthly from the issuance date of the promissory note through maturity and is being recorded as additional interest expense.   On February 4, 2010, $62,428 of the loan was repaid.  Accordingly, at June 30, the loan balance is $169,967 net of the discount $9,605. On June 30, 2010, the Company modified the conversion feature to be convertible into common stock at a fixed price of $0.10 per share.

NOTE E - RELATED PARTY PAYABLES

At June 30, 2010, the related party payables of $349,646 consists of: (a) expenses paid by the Chief Executive Officer on behalf of the Company aggregating $58,589; (b) compensation due other consultants deemed to be shareholders aggregating $122,036; (c) expenses advanced by other shareholders in the amount of $91,021, primarily for travel related expenses; and (d)  unpaid rent payable to companies owned and controlled by the Chief Executive Officer and his wife aggregating $78,000.

NOTE F - NOTE PAYABLE TO CHIEF EXECUTIVE OFFICER

On January 21, 2010, the Company owed its Chief Executive Officer approximately $376,560 for salary and expenditures paid by him on behalf of the company.  The company and its Chief Executive Officer agreed to formalize a portion of the debt and issued a $172,364 promissory note maturing on January 21, 2012.  The note bears interest at the rate of 10% per annum and is payable at maturity.  The face amount of the loan plus accrued interest is convertible into unregistered common stock of the company at the lesser of 100% of the volume weighted average price (“VWAP”) of common stock as reported by Bloomberg L.P. on the day prior to the conversion date and a 15% discount to the lowest daily closing “VWAP” of common stock during the five days prior to the conversion date.  The Company in accordance with EITF 98-5 and 00-27 utilized the Market approach to value the debt instrument and concluded that a beneficial conversion feature exists since the effective conversion price of shares was less than the stock price at commitment date.  The 15% discount created a beneficial conversion feature at the commitment date aggregating $25,855 which will be accreted monthly from the issuance date of the promissory note through maturity and will be recorded as additional interest expense.   Accordingly, at June 30, 2010, the balance of the loan is  $151,826, net of the discount $20,538.  On June 30, 2010, the Company modified the conversion feature to be convertible into common stock at a fixed price of $0.10 per share.

NOTE G - CONVERTIBLE DEBENTURE

On January 26, 2010, the Company issued at par, a $500,000 Secured Convertible Debenture maturing on January 26, 2011.  The debenture bears interest at the rate of 10% per annum and is payable monthly. The Company has granted a security interest in substantially all of the assets of the Company as collateral for the debenture. The face amount of the loan plus accrued interest is convertible into unregistered common stock of the company at the lesser of 100% of the volume weighted average price (“VWAP”) of common stock as reported by Bloomberg L.P. on the day prior to the conversion date and a 15% discount to the lowest daily closing “VWAP” of common stock during the five days prior to the conversion date.  Additionally, the Company issued commitment shares totaling 6,085,193 equivalent to $1,500,000 at the closing date to obtain the loan. The Company in accordance with APB 14 utilized the Market Approach to value the debt instrument and allocated the net proceeds from the issuance of the debenture based upon the pro rata portion of the face value of the debentures and the undiscounted value of the commitment shares.  Additionally, 15% of the Debenture was allocated to a beneficial conversion

NOTE G - CONVERTIBLE DEBENTURE (CONTINUED)

feature in accordance with EITF 98-5 and EITF 00-27.  The Company concluded that the 15% discount created a beneficial conversion feature at the commitment date since the effective conversion price of the shares was less than the stock price at the commitment date.  The beneficial conversion feature and the pro rata value of the commitment shares aggregated $395,521 which will be accreted monthly from the issuance date of the Debenture through maturity and will be recorded as additional interest expense.   Accordingly, at June 30, 2010, the loan balance is $199,288 net of the discount $300,712.

NOTE H - STOCKHOLDERS’ EQUITY

On May 1, 2009, the Company issued 3,000,000 shares of its common stock to Andre L’Heureux as President of the Company in connection with his employment contract.  The shares vest at the rate of 83,333 per month over a three year period.  The shares were valued at $0.10 per share utilizing May 1, 2009 as the measurement date.  Accordingly, stock based compensation in the amount of $25,000 has been recognized in the financial statements. On October 21, 2009, Mr. L’Heureux resigned as President and became Chief Technical Officer.

On May 1, 2009, the Company entered into an agreement with Jeffrey Wolin to provide managerial consulting services. In connection with the agreement, the Company issued 450,000 shares which will vest at the rate of 12,500 shares per month.  The shares were valued at $0.10 per share utilizing May 1, 2009 as the measurement date. On December 1, 2009, this agreement was amended to award 50,000 shares per month effective January 1, 2010.  The additional shares were valued at $0.30 per share utilizing December 1, 2009 as the measurement date.  Mr. Wolin shall now receive a total of 1,575,000 shares over the entire 3 year duration of the contract.  Accordingly, stock based compensation in the amount of $37,500 has been recognized.

On May 1, 2009, the Company entered into a three year consulting agreement with ELSO Investment Corporation to assist the Company in developing an acquisition strategy and structure outside North America and other services mutually agreed to by the Company and ELSO Investment Corporation (the “ELSO Agreement”).  In connection with the agreement, the Company issued 900,000 shares of its common stock valued at $0.10 per share utilizing May 1, 2009 as the measurement date.  The shares vest at the rate of 25,000 shares per month.  On December 19, 2009, this agreement was amended with immediate vesting of all issued shares. The Chief Executive Officer of the company has a beneficial ownership interest in  ELSO Investment Corporation.  Stock based compensation in the amount of $90,000 was previously recognized.  On May 1, 2010, this agreement was cancelled and all shares were returned to the Company for cancellation.  Accordingly, the stock based compensation of $90,000 was reversed during the quarter.

On July 1, 2009, the Company entered into a consulting agreement with The Group Marcel Tremblay to provide consulting services relating to sales and business strategies (the “Tremblay Agreement”). In connection with the agreement, the Company will issue 25,000 shares of its common stock at $1.00 per share utilizing July 1, 2009 as the measurement date which will vest at the rate of 2,083 per month over a 12 month period.  On July 1, 2009, the Company issued 200,000 warrants valued at $0.982 per warrant to be vested over a 12 month period at 16,366 per month. On February 1, 2010, the Company modified the agreement canceling the warrants and issuing 360,000 shares of its common stock to be vested over a 36 month period retroactive to July 1, 2009.  The incremental value between the fair value of the shares at the measurement date of February 1, 2010 and the fair value of the warrant cancelled was $0.16 per share and accordingly, stock based compensation in the amount of $12,525 has been recorded in the financial statements.  On May 15, 2010, the Company terminated this contract.

NOTE H - STOCKHOLDERS’ EQUITY (CONTINUED)

On July 15, 2009, the Company entered into a consulting agreement with Faisal Farooq Butt to provide consulting services relating to corporate strategies as well as sales and marketing strategies for an eighteen month period beginning July 15, 2009.  In connection with the agreement, the Company issued 200,000 shares of its common stock valued at $.93 per share utilizing July 15, 2009 as the measurement date. The shares will vest over an 18 month period.  On December 1, 2009, this contract was amended to award 50,000 shares per month effective January 1, 2010 and extended for an additional 30 months.  Mr. Butt will now receive a total of 1,566,666 shares over the term of the contract.  The share differential was valued at $0.30 per share utilizing December 1, 2009 as the measurement date.  Accordingly stock based compensation in the amount of $66,000 has been recognized.

Effective October 23, 2009, the Company entered into an employment agreement with Hakim Zahar as the President of the Company (the “Zahar Agreement”).  The agreement calls for a base salary of $10,000 per month with payments starting November 15, 2009.  The executive shall receive a minimum of 50,000 shares of the Company’s common stock per month starting on the effective date of this agreement.  This agreement can be terminated by either party at will.  In accordance with the terms of the contract, stock based compensation in the amount of $66,000 has been recognized based on the measurement date of October 23, 2009 at $0.44 per share.  On May 28, 2010, the Company terminated the contract and agreed to compensate Mr. Zahar through February 15, 2010.

On November 1, 2009, the company entered into a consulting agreement with Philippe Germaine to provide investor relations and consulting services (the “Germaine Agreement”). In connection with the agreement, the Company will pay a monthly retainer of $3,000 per month, and issue 15,000 shares of its common stock per month.  In addition, Mr. Germaine received a cash signing bonus of $9,000.  In connection with the agreement, stock based compensation in the amount of $12,300 was recorded utilizing the measurement date of November 1, 2009.  Mr. Germaine’s contract was terminated on June 15, 2010.

At June 30, 2010, 1,059,039, common shares are included in outstanding shares which have not yet been issued by the Company.

On June 18, 2010, the Company, through a private placement offering, sold 1,100,000 units of its common stock at $0.10 per unit for a total of $110,000.  Each unit consists of one share of the Company’s common stock.

NOTE I - PROVISION FOR INCOME TAXES

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

At June 30, 2010, deferred tax assets consist of the following:

Net operating losses	$430,000
Valuation allowance	(430,000)
$ -

NOTE I - PROVISION FOR INCOME TAXES (CONTINUED)

At June 30, 2010, the Company had a net operating loss carryforward in the approximate amount of $1,268,000 available to offset future taxable income through 2030. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the periods ended March 31, 2010 and 2009 is summarized as follows:

	2010	2009

Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefits	3.3	3.3
Valuation allowance	30.7	30.7
	0%	0%

NOTE J - FAIR VALUE MEASUREMENTS

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

Level 3 inputs: Instruments with primarily unobservable value drivers.

The following table summarizes the activity of the warrants issued by the Company:

	Number of Warrants	Exercise Price	Expiration Date
Balance March 31, 2009	0
Issued
Private placements	194,465	$0.75	7/2012 to 11/2012
Consulting contracts	400,000	$0.35 to $0.40	8/2014
Cancelled-consulting contract	(200,000)	$0.35
Exercised	0
Balance June 30, 2010	394,465

NOTE K -  WARRANTS

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

NOTE L - COMMITMENTS AND CONTINGENCIES

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

On May 28, 2010, the Company entered into a Technology Co-operation Agreement with Novo Energies International, Ltd. (NEI) that permits NEI to utilize the Company’s technology and know-how for the sole purpose of building and operating facilities at NEI’s expense that incorporate all or any portion of the Company’s technology throughout the entire world except for all of the countries within North America, Central America and South America for a term of 10 years which may be renewed for an additional 10 year term.  As consideration for the know-how and other technical information, the Company will receive 12.5% of NEI’s issued and outstanding shares with anti-dilution rights.  Such anti-dilution rights shall expire when NEI raises a minimum of 3,000,000 British pounds.  In connection with the agreement, the Company’s Chief Executive Officer and the Company’s Interim President, Faisal Farooq Butt were appointed as Directors to NEI’s Board of Directors and each received 4% and 2%, respectively, of NEI’s common stock.  At June 30, 2010, NEI has had minimal operating activity and therefore no value has been assigned to Novo’s ownership interest.

                    On June 1, 2010, Faisal Farooq Butt was appointed interim President of the Company.

On June 7, 2010, the Company entered into a consulting agreement with Olga Finkelshteyn to assist the company in developing a public relations strategies, new investor awareness strategies and communications, future sales and marketing strategies, and other services.  The consultant will be paid $2,000 per month.  The agreement can be terminated on a 15 day notice by either party.  The consultant will also be paid in stock based compensation of 5,000 common shares per month.

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

NOTE L - COMMITMENTS AND CONTINGENCIES (CONTINUED)

On June 30, 2010, the Company amended its promissory note payable to the Chief Executive Officer issued on January 21, 2010.  Under the terms of the modification, the note is now convertible into common stock of the Company at a fixed price of $0.10 per share.

NOTE M -  SUBSEQUENT EVENTS

On July 2, 2010, the Board approved the issuance of 49,038 shares of its common stock to William Rosenstadt and Steven Sanders to comply with the consulting agreement dated May 1, 2009.

On July 15, 2010, the Company, through a private placement offering, sold 250,000 units of its common stock at $0.10 per unit for a total of $25,000.  Each unit consists of one share of the Company’s common stock.

On July 26, 2010, The Company entered into a Technology Collaboration Agreement (the “Agreement”) with Precision Pipe and Vessel, LLC (“Precision”). Precision is currently operating a 2.5 ton daily capacity gasification facility (“Pilot Plant”). Precision has granted to the Company a worldwide exclusive license (the “Exclusive License”) to identify and develop facilities designed to generate synthesis gases and liquid transportation fuels using two feedstock sources, tires and plastics, by employing Precision’s proprietary gasification technology (the “Technology”).  The Company is required to make certain capital contributions.

Precision has demonstrated that the Pilot Plant has the capacity to convert at least 2.5 tons of shredded tire feedstock per day into electrical energy (“Phase I”). Upon successful augmentation of Phase I, the Company intends to invest further into the Technology in order to increase the Pilot Plant’s capacity to approximately 10 tons per day (“Phase II”).  Upon achieving the results targeted in Phase II, the parties intend to increase the Pilot Plant’s capacity to a full commercial scale facility.

The Company will sell all excess electrical energy generated pursuant to this Agreement to third parties.

Additionally, the Company is responsible for the delivery of shredded tire feedstock to the Pilot Plant, the removal of ash for disposal, and the potential sale of any scrap steel recovered from the continued operation of the Pilot Plant provided that the Company receives the gross proceeds of any such materials sold.

Under the Agreement, the Company is also granted a right of first refusal for any other offers by Precision or any third party to develop projects using the Technology in connection with tire and plastic feedstock (the “ROFR”). In the event Precision or any third party elect to pursue a project using the Technology with tire and plastic feedstock, Precision shall first present such opportunity to the Company.  If the Company exercises its ROFR, then the Company shall exercise commercially reasonable diligence to pursue such project.  If the Company does not exercise its ROFR, and if the opportunity relates to a project Precision intends to develop, then Precision shall pay the Company 2% of the gross revenue derived from the project.  If the opportunity relates to a project a third party intends to develop, then Precision shall pay the Company 25% of gross revenue collected by Precision from such third party.

In consideration for granting the Exclusive License and ROFR, the Company shall: (1) pay the expenses of augmenting the Pilot Plant; and (2) grant up to five percent (5%) of the Company’s common stock to Precision. One-half (equal to 2.5% of the outstanding) of such securities shall be immediately transferred to Precision while the remaining one-half (equal to 2.5% of the outstanding) shall be held in escrow by the Company’s legal counsel pending completion of Phase III at which time such securities shall either

NOTE M -  SUBSEQUENT EVENTS (CONTINUED)

be released to Precision upon a successful completion or to the Company upon an unsuccessful completion.  On August 10, 2010, The Board approved the issuance of  844,443 shares to Precision and will hold the remaining 844,443 in escrow.

The Company shall also pay Precision a royalty of 8% of the certain net profits derived from projects developed by the Company that employ the Technology, provided, however, that such royalty shall be no less than $200,000 per year.

All improvements made to the Technology by either party shall be owned by Precision.

Effective August 1, 2010, the Company entered into a consulting agreement with Seth Shaw to assist the company in developing a business strategy, an acquisition strategy and structure, a capital strategy, and other services.  The term of the agreement is one year.  Compensation includes commitment shares of 1,500,000.

On August 3, 2010, the Company, through a private placement offering, sold 200,000 units of its common stock at $0.10 per unit for a total of $20,000.  Each unit consists of one share of the Company’s common stock.

On August 10, 2010, the Board approved the issuance of 1,200,000 shares of its common stock to its Chief Executive in accordance with his amended contract.  The shares vest at the rate of 50,000 per month over a 24 month period commencing June 18, 2010.

Also on August 10, 2010, the Board approved the issuance of 200,000 shares of its common stock to Hakim Zahar, former President, in compliance with his employment agreement.

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

On May 1, 2010, the ELSO  Agreement was cancelled and all shares were returned to the Company for cancellation.  Accordingly, the stock based compensation of $90,000 was reversed during the quarter.

On May 15, 2010, the Company terminated the Tremblay Agreement.

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

On May 28, 2010, the Company terminated the Zahar Agreement and agreed to compensate Mr. Zahar through February 15, 2010.

On May 28, 2010, the Company entered into a Technology Co-operation Agreement with Novo Energies International, Ltd. (NEI) that permits NEI to utilize the Company’s technology and know-how for the sole purpose of building and operating facilities at NEI’s expense that incorporate all or any portion of the Company’s technology throughout the entire world except for all of the countries within North America, Central America and South America for a term of 10 years which may be renewed for an additional 10 year term.  As consideration for the know-how and other technical information, the Company will receive 12.5% of NEI’s issued and outstanding shares with anti-dilution rights.  Such anti-dilution rights shall expire when NEI raises a minimum of 3,000,000 British pounds.  In connection with the agreement, the Company’s Chief Executive Officer, Antonio Treminio, and the Company’s Interim President, Faisal Farooq Butt were appointed as Directors to NEI’s Board of Directors and each received 4% and 2%, respectively, of NEI’s common stock.  At June 30, 2010, NEI has had minimal operating activity and therefore no value has been assigned to Novo’s ownership interest.

On June 1, 2010, Faisal Farooq Butt was appointed interim President of the Company.

On June 7, 2010, the Company entered into a consulting agreement with Olga Finkelshteyn to assist the company in developing a public relations strategies, new investor awareness strategies and communications, future sales and marketing strategies, and other services.  The consultant will be paid $2,000 per month.  The agreement can be terminated on a 15 day notice by either party.  The consultant will also be paid in stock based compensation of 5,000 common shares per month.

The Germaine Agreement was terminated on June 15, 2010.

On June 18, 2010, the Company, through a private placement offering, sold 1,100,000 shares of its common stock at $0.10 per unit for a total of $110,000.

On June 18, 2010, the Company amended the Chief Executive’s employment contract whereby he will receive 1,200,000 shares of Company common stock and vest at the rate of 50,000 shares per month over a 24 month period commencing June 18, 2010.

At June 30, 2010, 1,059,039, common shares are included in outstanding shares which have not yet been issued by the Company.

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

At June 30, 2010, the related party payables of $349,646 consists of: (a) expenses paid by the Chief Executive Officer on behalf of the Company aggregating $58,589; (b) compensation due other consultants deemed to be shareholders aggregating $122,036; (c) expenses advanced by other shareholders in the amount of $91,021, primarily for travel related expenses; and (d)  unpaid rent payable to companies owned and controlled by the Chief Executive Officer and his wife aggregating $78,000.

Subsequent Events

On July 2, 2010, the Board approved the issuance of 49,038 shares of its common stock to William Rosenstadt and Steven Sanders to comply with the terms of the consulting agreement dated May 1, 2009.

On July 15, 2010, the Company, through a private placement offering, sold 250,000 units of its common stock at $0.10 per unit for a total of $25,000.  Each unit consists of one share of the Company’s common stock.

On July 26, 2010, The Company entered into a Technology Collaboration Agreement (the “Agreement”) with Precision Pipe and Vessel, LLC (“Precision”). Precision is currently operating a 2.5 ton daily capacity gasification facility (“Pilot Plant”). Precision has granted to the Company a worldwide exclusive license (the “Exclusive License”) to identify and develop facilities designed to generate synthesis gases and liquid transportation fuels using two feedstock sources, tires and plastics, by employing Precision’s proprietary gasification technology (the “Technology”).  The Company is required to make certain capital contributions.

Precision has demonstrated that the Pilot Plant has the capacity to convert at least 2.5 tons of shredded tire feedstock per day into electrical energy (“Phase I”). Upon successful augmentation of Phase I, the Company intends to invest further into the Technology in order to increase the Pilot Plant’s capacity to approximately 10 tons per day (“Phase II”).  Upon achieving the results targeted in Phase II, the parties intend to increase the Pilot Plant’s capacity to a full commercial scale facility.

The Company will sell all excess electrical energy generated pursuant to this Agreement to third parties.

Additionally, the Company is responsible for the delivery of shredded tire feedstock to the Pilot Plant, the removal of ash for disposal, and the potential sale of any scrap steel recovered from the continued operation of the Pilot Plant provided that the Company receives the gross proceeds of any such materials sold.

Under the Agreement, the Company is also granted a right of first refusal for any other offers by Precision or any third party to develop projects using the Technology in connection with tire and plastic feedstock (the “ROFR”). In the event Precision or any third party elect to pursue a project using the Technology with tire and plastic feedstock, Precision shall first present such opportunity to the Company.  If the Company exercises its ROFR, then the Company shall exercise commercially reasonable diligence to pursue such project.  If the Company does not exercise its ROFR, and if the opportunity relates to a project Precision intends to develop, then Precision shall pay the Company 2% of the gross revenue derived from the project.  If the opportunity relates to a project a third party intends to develop, then Precision shall pay the Company 25% of gross revenue collected by Precision from such third party.

In consideration for granting the Exclusive License and ROFR, the Company shall: (1) pay the expenses of augmenting the Pilot Plant; and (2) grant up to five percent (5%) of the Company’s common stock to Precision. One-half (equal to 2.5% of the outstanding) of such securities shall be immediately transferred to Precision while the remaining one-half (equal to 2.5% of the outstanding) shall be held in escrow by the Company’s legal counsel pending completion of Phase III at which time such securities shall either be released to Precision upon a successful completion or to the Company upon an unsuccessful completion.  On August 10, 2010, The Board approved the issuance of  844,443 shares to Precision and will hold the remaining 844,443 in escrow.

The Company shall also pay Precision a royalty of 8% of the certain net profits derived from projects developed by the Company that employ the Technology, provided, however, that such royalty shall be no less than $200,000 per year.

All improvements made to the Technology by either party shall be owned by Precision.

Effective August 1, 2010, the Company entered into a consulting agreement with Seth Shaw to assist the company in developing a business strategy, an acquisition strategy and structure, a capital strategy, and other services.  The term of the agreement is one year.  Compensation includes commitment shares of 1,500,000.

On August 3, 2010, the Company, through a private placement offering, sold 200,000 units of its common stock at $0.10 per unit for a total of $20,000.  Each unit consists of one share of the Company’s common stock.

On August 10, 2010, the Board approved the issuance of 1,200,000 shares of its common stock to its Chief Executive in accordance with his amended contract.  The shares vest at the rate of 50,000 per month over a 24 month period commencing June 18, 2010.

Also on August 10, 2010, the Board approved the issuance of 200,000 shares of its common stock to Hakim Zahar, former President, in compliance with his employment agreement.

RESULTS OF OPERATIONS

As indicated in the accompanying financial statements, the Company has incurred cumulative net operating losses of $3,840,261 since inception of the development stage and has negative working capital of $995,932.  Management’s plans include the raising of capital through equity markets to fund future operations and the generating of revenue through its business.  Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations.  Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenues will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Results of Operation- Three Months Ended June 30, 2010

The Company is currently developing its business, and as a result has no products or services to offer and no revenues.  In developing its business, the Company has undertaken expenses that have resulted in a loss from  operations of $580,177 in the three months ended June 30, 2010, as compared to a loss from operations of $207,030 in the corresponding period in 2009.  Loss from operations consists of general and administrative expenses, which increased from $207,030 to $291,939 in the three month periods ended June 30, 2009 and 2010, research and development, which increased from $0 to $195,398 in the three month periods ended June 30, 2009 and 2010, and interest expense, which increased from $0 to $92,202 in the three month periods ended June 30, 2009 and 2010.  Each of these increases is attributable to the development of the Company’s technological processes.

LIQUIDITY AND CAPITAL RESOURCES

In connection with our current liabilities of $1,004,953 as at June 30, 2010, we had the note payable to Caete Invest Trade, S.A. of $169,967, a convertible debenture of $199,288 and accounts payable of $190,706.

At June 30, 2010, the related party payables of $349,646 consists of: (a) expenses paid by the Chief Executive Officer on behalf of the Company aggregating $58,589; (b) compensation due other consultants deemed to be shareholders aggregating $122,036; (c) expenses advanced by other shareholders in the amount of $91,021, primarily for travel related expenses; and (d)  unpaid rent payable to companies owned and controlled by the Chief Executive Officer and his wife aggregating $78,000.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2010, the Financial Accounting Board issued Accounting Standards Update No. 2010-17, Milestone Method of Revenue Recognition,  a Consensus of the FASB Emerging Issues Task Force.  This standard provides guidance on defining a milestone and when it is appropriate to apply this standard in recognizing revenue from research and development transactions.  In general, this standard permits recognition of revenue from research and development that is contingent upon achievement of one or more specified milestones defined in the research and development arrangements which meet specified criteria for such revenue recognition.  This standard becomes effective for fiscal periods beginning after June 15, 2010 and early adoption is permitted.  Management does not believe that adoption of this standard will have a material effect on the Company’s financial statements.

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

Report On Internal Control Over Financial Reporting — Management has evaluated the Company’ internal control over financial reporting as of June 30, 2010. This evaluation was based on criteria for effective internal control over financial reporting set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting is limited as of June 30, 2010 because we have a single director, we do not have an audit committee, there is no segregation of duties in connection with our accounting and the Company is striving to improve on timely replies and financial controls. This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

 Report On Disclosure Controls And Procedures — As of June 30, 2010, management carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, it concluded that the Company’s disclosure controls and procedures are not effective in ensuring that information required to be disclosed in its periodic filings under the Exchange Act is accumulated and communicated to us to allow timely decisions regarding required disclosures, and such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Date: August 20, 2010

/s/ Antonio Treminio
Antonio Treminio
Chief Financial Officer and Chief Executive Officer