Form 10-Q
period 2010-09-30
Novo Energies Corp
filed 2010-11-22
CIK 1142790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes      No 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes No  

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer   Accelerated Filer   Non-Accelerated Filer   Smaller Reporting Company  

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 19, 2010: 49,068,047.

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

NOVO ENERGIES CORPORATION AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

ASSETS
	September 30,	March 31,
	2010	2010
	(unaudited)
CURRENT ASSETS
Cash	$6,465	$54,806
Miscellaneous receivable	-	3,674
Total current assets	6,465	58,480

EQUIPMENT, net	10,581	9,504

LICENSE AGREEMENT, net	213,456	-

TOTAL ASSETS	$230,502	$67,984

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Note Payable Caete Invest Trade, S.A.	$157,126	$163,215
Convertible Debenture	295,265	138,169
Accounts Payable	203,993	137,578
Accrued Interest	59,126	16,454
Accrued Professional Fees	174,022	23,170
Related party payables
Accrued Rent	78,000	71,500
Accrued Consulting	88,311	88,580
Accrued Salaries and Taxes	39,262	26,228
Accrued Travel and Entertainment	86,010	59,451
Due to Chairman and CEO	67,873	15,596
Total Related Party Payables	359,456	261,355
Total current liabilities	$1,248,988	$739,941

LONG TERM LIABILITIES
Note Payable Chief Executive Officer	99,790	148,782

STOCKHOLDERS' DEFICIT
Common stock, par value $0.00001; 1,000,000,000 shares
authorized, 44,306,625 and 34,345,152 issued and
outstanding at September 30, 2010 and March 31, 2010,
respectively	420	344
Additional paid-in capital	12,027,405	10,986,545
Accumulated deficit from prior operations	(8,521,904)	(8,521,904)
Accumulated deficit during development stage	(4,596,933)	(3,260,084)
Accumulated other comprehensive loss	(27,264)	(25,640)
Total Stockholders' Equity (Deficit)	(1,118,276)	(820,739)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$230,502	$67,984

NOVO ENERGIES CORPORATION AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
					Period from inception
					of Development
	For the Three Months ended		For the Six Months ended		(October 7, 2008)
	September 30,		September 30,		to September 30,
	2010	2009	2010	2009	2010
	(Unaudited)		(Unaudited)		(Unaudited)
OPERATING EXPENSES
General and Administrative	$406,702	$773,330	$698,641	$980,360	$3,369,574
Research and Development	143,221	-	338,619	-	853,898
Interest Expense	199,920	-	292,122	-	364,512
Depreciation and Amortization Expense	6,829	-	7,467	-	8,949
Total Expenses	756,672	773,330	1,336,849	980,360	4,596,933

NET LOSS	$756,672	$773,330	$1,336,849	$980,360	$4,596,933

NET LOSS PER SHARE (BASIC AND DILUTED)
Continuing operations	$(0.02)	$(0.04)	$(0.04)	$(0.06)	$(0.21)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	36,417,876	18,107,762	34,398,030	17,751,513	22,345,143

NOVO ENERGIES CORPORATION AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
			Period from Inception
			of Development
		For the Six Months	(October 7, 2008)
	Ended September 30,
	2010	2009	2010
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,336,849)	$(980,360)	$(4,596,933)
Adjustments to reconcile net loss to cash provided by
(used in) operating activities:
Stock based compensation	326,759	453,961	1,883,820
Shares Issued in settlement agreement			114,995
Note Payable Discount Amortization	247,840	-	303,745
Depreciation	1,368	-	2,850
Amortization - license agreement	6,099		6,099
Cash used in operating activities			-
Decrease (increase) in assets
Miscellaneous Receivable	3,674		-
Increase (decrease) in liabilities			-
Accounts Payable	66,415	55,049	681,951
Accrued Interest	42,672		59,126
Accrued Professional Fees	150,852	199,644	163,388
Related party payables	98,101	191,556	271,956
Cash used in operating activities	(393,069)	(80,150)	(1,109,003)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Equipment	(2,445)	-	(13,431)
Cash used in investing activities	(2,445)	-	(13,431)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash provided by financing activities	-	-	-
Proceeds from Note Payable	-	-	242,000
Repayment of Note Payable	-	-	(62,428)
Proceeds from Convertible Debenture	-	-	491,667
Issuance of Common Stock	348,925	80,150	485,052
Cash provided by financing activities	348,925	80,150	1,156,291

Foreign Currency Translation Effect	(1,752)	-	(27,392)

NET INCREASE (DECREASE) IN CASH	(48,341)	-	6,465

CASH, BEGINNING OF PERIOD	54,806	-	-
CASH, END OF PERIOD	$6,465	$-	$6,465

NOVO ENERGIES CORPORATION AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
			Period from Inception
			of Development
		For the Six Months	(October 7, 2008)
	Ended September 30,
	2010	2009	2010
	(Unaudited)	(Unaudited)	(Unaudited)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest and Taxes Paid	NONE	NONE	NONE

NON CASH ITEMS

Beneficial Conversion feature of debentures	$145,825	-	$226,417
Shares issued to settle accounts payable obligations		-	$294,961
Debenture Commitment shares		-	$368,689
Note Payable to Officer in settlement of payables		-	$172,364
Shares issued for license agreement	219,555	-	$219,555
Note Payable to Officer in settlement of payables		-	$(172,364)
Common shares issued for accounts payable and debenture
commitment shares		-	$(75)
Additional Paid in Capital:
Shares issued to settle accounts payable		-	$(294,947)
Beneficial conversion feature of debenture	$(145,825)	-	$(226,417)
Debenture commitment shares		-	$(368,628)
Shares issued for license agreement	$(219,555)	-	$(219,555)

NOTE A - NATURE OF BUSINESS, GOING CONCERN, AND PRESENTATION

Basis of Presentation

The accompanying consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included.  Results for the six months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending March 31, 2011.  For further information, refer to the financial statements and footnotes thereto included in the Novo Energies Corporation annual report on Form 10-K for the year ended March 31, 2010.

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

Going Concern

As indicated in the accompanying financial statements, the Company has incurred cumulative net operating losses of $4,596,933 since inception of the development stage and has negative working capital of $1,242,523.  Management’s plans include the raising of capital through equity markets to fund future operations and the generating of revenue through its business.  Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations.  Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate revenues, there can be no assurances that the revenues will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Use of Estimates

The preparation of the financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of

Use of Estimates (Continued)

assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Net Loss Per Common Share

The Company computes per share amounts in accordance with ASC Topic 260 Earnings per Share (EPS) which requires presentation of basic and diluted EPS.  Basic EPS is computed by dividing the income (loss) available to Common Stockholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS is based on the weighted-average number of shares of Common Stock and Common Stock equivalents outstanding during the periods.  A fully diluted calculation was not presented since the results would be anti-dilutive.  During the period ended September 30, 2010, unvested common shares of 4,033,339 issued for future consulting and implement contracts were excluded from EPS calculations as they were not considered issued for accounting purposes.

NOTE B - EQUIPMENT

The Company’s equipment is as follows at September 30, 2010:
                                                                                                                                                  Estimated Life
Computer and office equipment                                             $13,431                5 years
Less: accumulated depreciation                                                 2,850
$ 10,581

NOTE C – LICENSE AGREEMENT

On July 26, 2010, the Company entered into a Technology Collaboration Agreement (the “Agreement”) with Precision Pipe and Vessel, LLC (“Precision”). Precision is currently operating a 2.5 ton daily capacity gasification facility (“Pilot Plant”). Precision will grant to the Company a worldwide exclusive license (the “Exclusive License”) to identify and develop facilities designed to generate synthesis gases and liquid transportation fuels using two feedstock sources, tires and plastics, by employing Precision’s proprietary gasification technology (the “Technology”).

In consideration for granting the Exclusive License, the Company shall: (a) pay the expenses of augmenting the Pilot Plant; and (b) grant up to 5% of the Company’s common stock on July 26, 2010 to Precision. One-half of such securities shall be immediately transferred to Precision while the remaining one-half shall be held in escrow by the Company’s legal counsel pending completion of Phase III at which time such securities shall either be released to Precision upon a successful completion or to the Company upon an unsuccessful completion.  On August 10, 2010, the Board approved the issuance of  1,688,886 shares to Precision of which 844,443 will be held in escrow.  The shares were valued at $0.13 per share aggregating $219,555.

The Company’s license agreement is as follows at September 30, 2010:
                                                                                                                                                   Estimated Life
License fee                                                                               $219,555                  6 years
Less: accumulated amortization                                                 6,099
$213,456

NOTE D - NOTE PAYABLE TO CAETE INVEST TRADE, S.A.

On November 1, 2009, the Company issued a $242,000 promissory note to Caete Invest Trade, S.A. maturing on October 31, 2010.  The note bears interest at the rate of 10% per annum and is payable at maturity.  The Company’s Chief executive Officer has a beneficial ownership interest in Caete Invest Trade, S.A. The face amount of the note plus accrued interest originally was convertible into unregistered common stock of the Company at the lesser of 100% of the volume weighted average price (“VWAP”) of common stock as reported by Bloomberg L.P. on the day prior to the conversion date and a 15% discount to the lowest daily closing “VWAP” of common stock during the five days prior to the conversion date.  The Company,  in  accordance  with  EITF 98-5  and  00-27, utilized  the  Market  approach  to  value  the  debt  instrument and concluded that a beneficial conversion feature exists since the effective conversion price of shares was less than the stock price at commitment date.  The 15% discount created a beneficial conversion feature at the commitment date aggregating $36,300 which is being accreted monthly from the issuance date of the promissory note through maturity and is being recorded as additional interest expense.   On February 4, 2010, $62,428 of the loan was repaid. On June 30, 2010, the Company modified the conversion feature to be convertible into common stock at a fixed price of $0.10 per share resulting in an additional beneficial conversion feature of $80,181. Accordingly, at September 30, the loan balance is $157,126 net of the unamortized discount $22,446.

NOTE E - RELATED PARTY PAYABLES

At September 30, 2010, the related party payables of $359,456 consists of: (a) expenses paid by the Chief Executive Officer on behalf of the Company aggregating $67,873; (b) compensation due other consultants deemed to be shareholders aggregating $127,573; (c) expenses advanced by other shareholders in the amount of $86,010, primarily for travel related expenses; and (d) unpaid rent payable to companies owned and controlled by the Chief Executive Officer and his wife aggregating $78,000.

NOTE F - NOTE PAYABLE TO CHIEF EXECUTIVE OFFICER

On January 21, 2010, the Company owed its Chief Executive Officer approximately $376,560 for salary and expenditures paid by him on behalf of the Company.  The Company and its Chief Executive Officer agreed to formalize a portion of the debt and issued a $172,364 promissory note maturing on January 21, 2012.  The note bears interest at the rate of 10% per annum and is payable at maturity.  The face amount of the loan plus accrued interest was convertible into unregistered common stock of the Company at the lesser of 100% of the volume weighted average price (“VWAP”) of common stock as reported by Bloomberg L.P. on the day prior to the conversion date and a 15% discount to the lowest daily closing “VWAP” of common stock during the five days prior to the conversion date.  The Company in accordance with EITF 98-5 and 00-27 utilized the Market approach to value the debt instrument and concluded that a beneficial conversion feature exists since the effective conversion price of shares was less than the stock price at commitment date.  The 15% discount created a beneficial conversion feature at the commitment date aggregating $25,855 which will be accreted monthly from the issuance date of the promissory note through maturity and will be recorded as additional interest expense. On June 30, 2010, the Company modified the conversion feature to be convertible into common stock at a fixed price of $0.10 per share resulting in an additional beneficial conversion feature of $65,644.  Accordingly, at September 30, 2010, the balance of the loan is $99,790 net of the unamortized discount $72,574.

NOTE G - CONVERTIBLE DEBENTURE

On January 26, 2010, the Company issued at par, a $500,000 Secured Convertible Debenture maturing on January 26, 2011.  The debenture bears interest at the rate of 10% per annum and is payable monthly.
The Company has granted a security interest in substantially all of the assets of the Company as collateral for the debenture. The face amount of the loan plus accrued interest is convertible into unregistered common stock of the Company at the lesser of 100% of the volume weighted average price (“VWAP”) of common stock as reported by Bloomberg L.P. on the day prior to the conversion date and a 15% discount to the lowest daily closing “VWAP” of common stock during the five days prior to the conversion date.  Additionally, the Company issued commitment shares totaling 6,085,193, equivalent to $1,500,000 at the closing date to obtain the loan. The Company in accordance with APB 14 utilized the Market Approach to value the debt instrument and allocated the net proceeds from the issuance of the debenture based upon the pro rata portion of the face value of the debentures and the undiscounted value of the commitment shares.  Additionally, 15% of the Debenture was allocated to a beneficial conversion feature in accordance with EITF 98-5 and EITF 00-27.  The Company concluded that the 15% discount created a beneficial conversion feature at the commitment date since the effective conversion price of the shares was less than the stock price at the commitment date.  The beneficial conversion feature and the pro rata value of the commitment shares aggregated $395,521 which will be accreted monthly from the issuance date of the Debenture through maturity and will be recorded as additional interest expense.   Accordingly, at September 30, 2010, the loan balance is $295,265 net of the discount $204,735.

NOTE H - STOCKHOLDERS’ EQUITY

On May 1, 2009, the Company issued 3,000,000 shares of its common stock to Andre L’Heureux as President of the Company in connection with his employment contract.  The original contract specified that these shares  vest at the rate of 83,333 per month over a three year period. On October 1, 2010, the Board modified the agreement to provide for the immediate vesting of all unearned shares. The shares were valued at $0.10 per share utilizing May 1, 2009 as the measurement date.  Accordingly, stock based compensation in the amount of $50,000 has been recognized in the financial statements. On October 21, 2009, Mr. L’Heureux resigned as President and became Chief Technical Officer.

On May 1, 2009, the Company entered into an agreement with Jeffrey Wolin to provide managerial consulting services. In connection with the agreement, the Company issued 450,000 shares which will vest at the rate of 12,500 shares per month.  The shares were valued at $0.10 per share utilizing May 1, 2009 as the measurement date. On December 1, 2009, this agreement was amended to award 50,000 shares per month effective January 1, 2010.  The additional shares were valued at $0.30 per share utilizing December 1, 2009 as the measurement date.  Mr. Wolin will now receive a total of 1,575,000 shares over the entire 3 year duration of the contract.  Accordingly, stock based compensation in the amount of $75,000 has been recognized which includes $37,500 for the three months ended September 30, 2010.

On May 1, 2009, the Company entered into a three year consulting agreement with ELSO Investment Corporation to assist the Company in developing an acquisition strategy and structure outside North America and other services mutually agreed to by the Company and ELSO Investment Corporation.  In connection with the agreement, the Company issued 900,000 shares of its common stock valued at $0.10 per share utilizing May 1, 2009 as the measurement date.  The shares vest at the rate of 25,000 shares per month.  On December 19, 2009, this agreement was amended with immediate vesting of all issued shares. The Chief Executive Officer of the Company has a beneficial ownership interest in ELSO Investment Corporation.  Stock based compensation in the amount of $90,000 was previously recognized.  On May 1, 2010, this agreement was cancelled and all shares were returned to the Company for cancellation.  Accordingly, the stock based compensation of $90,000 was reversed during the first quarter ended June 30, 2010.

NOTE H - STOCKHOLDERS’ EQUITY (CONTINUED)

On June 23, 2009, the Board of Directors approved a 3-for-1 forward stock split.  Accordingly, all share and per share amounts have been retroactively adjusted in the accompanying financial statements.

On July 1, 2009, the Company entered into a consulting agreement with The Group Marcel Tremblay to provide consulting services relating to sales and business strategies. In connection with the agreement, the Company will issue 25,000 shares of its common stock at $1.00 per share utilizing July 1, 2009 as the measurement date which will vest at the rate of 2,083 per month over a 12 month period.  On July 1, 2009, the Company issued 200,000 warrants valued at $0.982 per warrant to be vested over a 12 month period at 16,366 per month. On February 1, 2010, the Company modified the agreement canceling the warrants and issuing 360,000 shares of its common stock to be vested over a 36 month period retroactive to July 1, 2009.  The incremental value between the fair value of the shares at the measurement date of February 1, 2010 and the fair value of the warrants cancelled was $0.16 per share and, accordingly, stock based compensation in the amount of $12,525 has been recorded in the financial statements.  On May 15, 2010, the Company terminated this contract.

On July 15, 2009, the Company entered into a consulting agreement with Faisal Farooq Butt to provide consulting services relating to corporate strategies as well as sales and marketing strategies for an eighteen month period beginning July 15, 2009.  In connection with the agreement, the Company issued 200,000 shares of its common stock valued at $.93 per share utilizing July 15, 2009 as the measurement date. The shares will vest over an 18 month period.  On December 1, 2009, this contract was amended to award 50,000 shares per month effective January 1, 2010 and extended for an additional 30 months.  Mr. Butt will now receive a total of 1,566,666 shares over the term of the contract.  The share differential was valued at $0.30 per share utilizing December 1, 2009 as the measurement date.  Accordingly, stock based compensation in the amount of $132,000 has been recognized which includes $66,000 for the three months ended September 30, 2010.  Also see Note L - Subsequent Events for an additional modification to the consulting agreement.

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

On June 7, 2010, the Company entered into a six month consulting agreement with Olga Finkelshteyn to assist the Company in developing a public relations strategy, new investor awareness strategies and communications.  The consulting contract calls for a monthly cash payment of $2,000 and 5,000 shares per month.  On November 15, 2010, the consulting contract was extended for an additional 12 months and the consultant will receive 25,000 shares of common stock per month and cash payments of $4,000 per month.

NOTE H - STOCKHOLDERS’ EQUITY (CONTINUED)

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

On July 26, 2010, in accordance with the Technology Collaboration Agreement (the “Agreement”) with Precision Pipe and Vessel, LLC (“Precision”), the Company issued 1,688,886 units of its common stock at $0.13 per unit  for a total consideration of $219,555. Each unit consists of one share of the Company’s common stock.

On August 1, 2010, the Company entered into a consulting agreement with Seth Shaw to assist the Company in developing a business strategy, an acquisition strategy and other services.  The term of agreement is one year commencing July 15, 2010.  Mr. Shaw received 1,500,000 shares at $0.11 per share aggregating $165,000.  The compensation is being recorded on a monthly basis.  Accordingly, $34,375 has been included in the financial statements as of September 30, 2010.

On August 3, 2010, the Company, through a private placement offering, sold 200,000 units of its common stock at $0.10 per unit for a total of $20,000.  Each unit consists of one share of the Company’s common stock.

On August 5, 2010, the Company, through a private placement offering, sold 2,180,000 units of its common stock at $0.10 per unit for a total of $109,000.  Each unit consists of one share of the Company’s common stock.

On August 10, 2010, the Board approved the issuance of 1,200,000 shares of its common stock to its Chief Executive in accordance with his amended employment contract.  The shares vest at the rate of 50,000 shares per month over a 24 month period commencing June 18, 2010.  Accordingly, $28,000 of stock based compensation has been recorded in the financial statements.

On September 6, 2010, the Company, through a private placement offering, sold 600,000 units of its common stock at $0.10 per unit for a total of $60,000.  Each unit consists of one share of the Company’s common stock.

On September 10, 2010, the Company, through a private placement offering, sold 234,600 units of its common stock at $0.05 per unit for a total of $11,730.  Each unit consists of one share of the Company’s common stock.

On September 23, 2010, the Company, through a private placement offering, sold 263,900 units of its common stock at $0.05 per unit for a total of $13,195. Each unit consists of one share of the Company’s common stock.

At September 30, 2010, 4,341,005, common shares are included in outstanding shares which have not yet been issued by the Company.

NOTE I - FAIR VALUE MEASUREMENTS

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

The fair value of the Company’s cash, miscellaneous receivable, accounts payable, notes payable and accrued expenses approximate the carrying amounts of such investments due to their short maturity.

NOTE J - WARRANTS

The following table summarizes the activity of the warrants issued by the Company:

	Number of	Exercise	Expiration
	Warrants	Price	Date
Balance March 31, 2009
Issued
Private placements	194,465	$0.75	7/2012 to 11/2012
Consulting contracts	400,000	$0.35 to $0.40	8/2014
Cancelled-consulting contract	(200,000)	$0.35
Exercised	-

Balance June 30, 2010 and
September 30, 2010	394,465

Under the private placements agreements, each warrant entitles the holder to purchase one share of the Company’s common stock for $0.75 per share and the warrants expire three years from the date of issuance.

The warrants were valued utilizing the following assumption employing the Black-Scholes Pricing Model:

	Consulting	Private
	Agreements	Placements
Volatility	84.23% to 190.65%	94.99% to 195.52%
Risk-free rate	2.51% to 2.68%	1.42% to 1.52%
Dividend	0	0
Expected life of warrants	5	3

NOTE K - COMMITMENTS AND CONTINGENCIES

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

On June 7, 2010, the Company entered into a consulting agreement with Olga Finkelshteyn to assist the Company in developing public relations strategies, new investor awareness strategies and communications, future sales and marketing strategies, and other services.  The consultant will be paid $2,000 per month.  The agreement can be terminated on a 15 day notice by either party.  The consultant will also be awarded 5,000 common shares per month.

On May 28, 2010, the Company entered into a Technology Co-operation Agreement with Novo Energies International, Ltd. (NEI) that permits NEI to utilize the Company’s technology and know-how for the sole purpose of building and operating facilities at NEI’s expense that incorporate all or any portion of the Company’s technology throughout the entire world except for all of the countries within North America, Central America and South America for a term of 10 years which may be renewed for an additional 10 year term.  As consideration for the know-how and other technical information, the Company will receive 12.5% of NEI’s issued and outstanding shares with anti-dilution rights.  Such anti-dilution rights shall expire when NEI raises a minimum of 3,000,000 British pounds.  In connection with the agreement, the Company’s Chief Executive Officer and the Company’s Interim President, Faisal Farooq Butt were appointed as Directors to NEI’s Board of Directors and each received 4% and 2%, respectively, of NEI’s common stock.  At September 30, 2010, NEI has not raised any investment capital and has had no operating activity.

NOTE K - COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

On June 30, 2010, the Company amended its promissory note payable to the Chief Executive Officer issued on January 21, 2010.  Under the terms of the modification, the note is now convertible into common stock of the Company at a fixed price of $0.10 per share.  On October 22, 2010, the Company indirectly modified the agreement to allow the Chief Executive Officer to convert his note at $0.045 per share.

Precision has demonstrated that the Pilot Plant has the capacity to convert at least 2.5 tons of shredded tire feedstock per day into electrical energy (“Phase I”). It was agreed that the Company will invest $500,000 to increase the Pilot Plant capacity from 2.5 tons to 10 tons.  The Company, to date, has advanced $100,000.

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

NOTE L – SUBSEQUENT EVENTS

Effective October 1, 2010, the Board approved the immediate vesting of all unearned shares to André L’Heureux.

Effective November 15, 2010, the Board approved an extension to Olga Finkelshteyn’s consulting agreement. The agreement provides for the issuance of 25,000 shares of its common stock per month and the cash payment of $4,000 per month.

Effective November 15, 2010, the Board approved an increase in issuance of the Company’s common stock to Faisal Butt to 100,000 shares per month, extended the term of his agreement for an additional 12 months and increased his retainer to $6,000 per month.

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

On May 28, 2010, the Company terminated the Zahar Agreement and agreed to compensate Mr. Zahar through February 15, 2010.

On May 28, 2010, the Company entered into a Technology Co-operation Agreement with Novo Energies International, Ltd. (NEI) that permits NEI to utilize the Company’s technology and know-how for the sole purpose of building and operating facilities at NEI’s expense that incorporate all or any portion of the Company’s technology throughout the entire world except for all of the countries within North America, Central America and South America for a term of 10 years which may be renewed for an additional 10 year term.  As consideration for the know-how and other technical information, the Company will receive 12.5% of NEI’s issued and outstanding shares with anti-dilution rights.  Such anti-dilution rights shall expire when NEI raises a minimum of 3,000,000 British pounds.  In connection with the agreement, the Company’s Chief Executive Officer, Antonio Treminio, and the Company’s Interim President, Faisal Farooq Butt were appointed as Directors to NEI’s Board of Directors and each received 4% and 2%, respectively, of NEI’s common stock.  At September 30, 2010, NEI has had minimal operating activity and therefore no value has been assigned to Novo’s ownership interest.

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

At September 30, 2010, [1,059,039] common shares are included in outstanding shares which have not yet been issued by the Company.

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

At September 30, 2010, the related party payables of $359,456 consists of: (a) expenses paid by the Chief Executive Officer on behalf of the Company aggregating $67,873; (b) compensation due other consultants deemed to be shareholders aggregating $127,573; (c) expenses advanced by other shareholders in the amount of $86,010, primarily for travel related expenses; and (d) unpaid rent payable to companies owned and controlled by the Chief Executive Officer and his wife aggregating $78,000.

Subsequent Events

Effective October 1, 2010, the Board approved the immediate vesting of all unearned shares to André L’Heureux.

Effective November 15, 2010, the Board approved an extension to Olga Finkelshteyn’s consulting agreement. The agreement provides for the issuance of 25,000 shares of its common stock per month and the cash payment of $4,000 per month.

Effective November 15, 2010, the Board approved an increase in issuance of the Company’s common stock to Faisal Butt to 100,000 shares per month, extended the term of his agreement for an additional 12 months and increased his retainer to $6,000 per month.

RESULTS OF OPERATIONS

As indicated in the accompanying financial statements, the Company has incurred cumulative net operating losses of $4,596,933 since inception of the development stage and has negative working capital of $1,242,523.  Management’s plans include the raising of capital through equity markets to fund future operations and the generating of revenue through its business.  Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations.  Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenues will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Results of Operation - Three Months Ended September 30, 2010

The Company is currently developing its business, and as a result has no products or services to offer and no revenues.  In developing its business, the Company has undertaken expenses that have resulted in a loss from operations of $756,672 in the three months ended September 30, 2010, as compared to a loss from operations of $773,330 in the corresponding period in 2009.  Loss from operations consists of general and administrative expenses, which decreased from $773,330 to $406,702 in the three month periods ended September 30, 2009 and 2010, research and development, which increased from $0 to $143,221 in the three month periods ended June 30, 2009 and 2010, and interest expense, which increased from $0 to $199,920 in the three month periods ended September 30, 2009 and 2010.  Each of these increases is attributable to the development of the Company’s technological processes.

Results of Operation – Six Months Ended September 30, 2010

The Company is currently developing its business, and as a result has no products or services to offer and no revenues.  In developing its business, the Company has undertaken expenses that have resulted in a loss from operations of $1,336,849 in the six months ended September 30, 2010, as compared to a loss from operations of $980,360 in the corresponding period in 2009.  Loss from operations consists of general and administrative expenses, which decreased from $980,360 to $698,641 in the six month periods ended September 30, 2009 and 2010, research and development, which increased from $0 to $338,619 in the six month periods ended September 30, 2009 and 2010, and interest expense, which increased from $0 to $292,122 in the six month periods ended September 30, 2009 and 2010.  Each of these increases is attributable to the development of the Company’s technological processes.

LIQUIDITY AND CAPITAL RESOURCES

In connection with our current liabilities of $1,248,988 as at September 30, 2010, we had the note payable to Caete Invest Trade, S.A. of $157,126, a convertible debenture of $295,265 and accounts payable of $203,.

At September 30, 2010, the related party payables of $359,456 consists of: (a) expenses paid by the Chief Executive Officer on behalf of the Company aggregating $67,873; (b) compensation due other consultants deemed to be shareholders aggregating $127,573; (c) expenses advanced by other shareholders in the amount of $86,010, primarily for travel related expenses; and (d) unpaid rent payable to companies owned and controlled by the Chief Executive Officer and his wife aggregating $78,000.

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

Report On Internal Control Over Financial Reporting — Management has evaluated the Company’ internal control over financial reporting as of September 30, 2010. This evaluation was based on criteria for effective internal control over financial reporting set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting is limited as of September 30, 2010 because we have a single director, we do not have an audit committee, there is no segregation of duties in connection with our accounting and the Company is striving to improve on timely replies and financial controls. This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

 Report On Disclosure Controls And Procedures — As of September 30, 2010, management carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, it concluded that the Company’s disclosure controls and procedures are not effective in ensuring that information required to be disclosed in its periodic filings under the Exchange Act is accumulated and communicated to us to allow timely decisions regarding required disclosures, and such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

 PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.
Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
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

Date: November 19, 2010

/s/ Antonio Treminio
Antonio Treminio
Chief Financial Officer and Chief Executive Officer