Form 10-Q
period 2010-12-31
Novo Energies Corp
filed 2011-02-22
CIK 1142790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☑    No ❒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ❒Yes No☑

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

❒ Large Accelerated Filer  ❒Accelerated Filer    ❒Non-Accelerated Filer  ☑Smaller Reporting Company

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of February 18, 2011: 42,665,624.

NOVO ENERGIES CORPORATION AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 (UNAUDITED)

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

NOVO ENERGIES CORPORATION AND SUBSIDIARY
A DEVELOPMENT STAGE COMPANY
CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31,	March 31,
	2010	2010
	(unaudited)
CURRENT ASSETS
Cash	$-	$54,806
Miscellaneous receivable	-	3,674
Total current assets	-	58,480

Equipment, net	9,851	9,504

TOTAL ASSETS	$9,851	$67,984

CURRENT LIABILITIES
Bank Overdraft	$8	$-
Note Payable Caete Invest Trade, S.A.	179,572	163,215
Convertible Debenture	444,455	138,169
Accounts Payable	246,584	137,578
Accrued Interest	80,494	16,454
Accrued Professional Fees	261,549	23,170
Related party payables
Accrued Rent	97,500	71,500
Accrued Consulting	88,476	88,580
Accrued Salaries and Taxes	43,680	26,228
Accrued Travel and Entertainment	92,116	59,451
Due to Chairman and CEO	120,312	15,596
Total Related Party Payables	442,084	261,355
Total current liabilities	$1,654,746	$739,941

LONG TERM LIABILITIES
Note Payable Chief Executive Officer	113,397	148,782

STOCKHOLDERS' DEFICIT
Common stock, par value $0.00001; 1,000,000,000 shares
authorized, 44,279,125 and 34,345,152 issued and
outstanding at December 31, 2010 and March 31, 2010,
respectively	423	344
Additional paid-in capital	12,276,388	10,986,545
Accumulated deficit from prior operations	(8,521,904)	(8,521,904)
Accumulated deficit during development stage	(5,486,059)	(3,260,084)
Accumulated other comprehensive loss	(27,140)	(25,640)
Total Stockholders' Equity (Deficit)	(1,758,292)	(820,739)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$9,851	$67,984

NOVO ENERGIES CORPORATION AND SUBSIDIARY
A DEVELOPMENT STAGE COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS

					Period from inception
					of Development
	For the Three Months ended		For the Nine Months ended		(October 7, 2008)
	December 31,		December 31,		to December 31,
	2010	2009	2010	2009	2010
	(Unaudited)		(Unaudited)		(Unaudited)
OPERATING EXPENSES
General and Administrative	$481,705	$823,745	$1,180,346	$1,708,082	$3,851,279
Research and Development	206,039	253,601	544,658	349,624	1,059,937
Interest Expense	206,751	9,600	498,873	9,600	571,263
Depreciation Expense	(5,369)	-	2,098	-	3,580
Total Expenses	889,126	1,086,946	2,225,975	2,067,306	5,486,059

NET LOSS	$889,126	$1,086,946	$2,225,975	$2,067,306	$5,486,059

NET LOSS PER SHARE (BASIC AND DILUTED)
Continuing operations	$(0.02)	$(0.05)	$(0.06)	$(0.11)	$(0.22)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	40,924,938	20,135,153	36,581,578	18,582,491	24,442,494

NOVO ENERGIES CORPORATION AND SUBSIDIARY
A DEVELOPMENT STAGE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Period from Inception
			of Development
			(October 7, 2008)
	For the Nine Months Ended December 31,		December 31,
	2010	2009	2010
	(Unaudited)		(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,225,975)	$(2,067,306)	$(5,486,059)
Adjustments to reconcile net loss to cash provided by
(used in) operating activities:
Stock based compensation	885,293	996,240	2,442,354
Shares Issued in settlement agreement			114,995
Stock based compensation resulting from cancelled consulting agreement	(90,000)	-	(90,000)
Note Payable Discount Amortization	433,083	5,611	488,988
Depreciation	2,098	-	3,580
Cash used in operating activities			-
Decrease (increase) in assets
Miscellaneous Receivable	3,674		-
Increase (decrease) in liabilities
Accounts Payable	109,006	220,176	724,542
Accrued Interest	64,040		80,494
Accrued Professional Fees	238,379		250,915
Related party payables	180,729	495,025	354,584
Cash used in operating activities	(399,673)	(350,254)	(1,115,607)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Equipment	(2,445)	-	(13,431)
	(2,445)	-	(13,431)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash provided by financing activities	-	-	-
Overdraft	8		8
Proceeds from Note Payable	-	242,000	242,000
Repayment of Note Payable	-	-	(62,428)
Proceeds from Convertible Debenture	-	-	491,667
Issuance of Common Stock	348,825	136,125	484,952
Cash provided by financing activities	348,833	378,125	1,156,199

Foreign Currency Translation Effect	(1,521)	-	(27,161)

NET (DECREASE) INCREASE IN CASH	(54,806)	27,871	-

CASH, BEGINNING OF PERIOD	54,806	-	-
CASH , END OF PERIOD	$-	$27,871	$-

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
DECEMBER 31, 2010 (UNAUDITED)

NOTE A - NATURE OF BUSINESS, GOING CONCERN, AND PRESENTATION

Basis of Presentation

The accompanying consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included.  Results for the nine months ended December 31, 2010 are not necessarily indicative of the results that may be expected for the year ending March 31, 2011.  For further information, refer to the financial statements and footnotes thereto included in the Novo Energies Corporation annual report on Form 10-K for the year ended March 31, 2010.

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

Going Concern

As indicated in the accompanying financial statements, the Company has incurred cumulative net operating losses of $5,486,059 since inception of the development stage and has negative working capital of $1,654,746.  Management’s plans include the raising of capital through equity markets to fund future operations and the generating of revenue through its business.  Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations.  Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenues will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Use of Estimates

The preparation of the financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of

NOVO ENERGIES CORPORATION AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 (UNAUDITED)

NOTE A - NATURE OF BUSINESS, GOING CONCERN, AND PRESENTATION (CONTINUED)

Use of Estimates (Continued)

assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Net Loss Per Common Share

The Company computes per share amounts in accordance with ASC Topic 260 Earnings per Share (EPS) which requires presentation of basic and diluted EPS.  Basic EPS is computed by dividing the income (loss) available to Common Stockholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS is based on the weighted-average number of shares of Common Stock and Common Stock equivalents outstanding during the periods.  A fully diluted calculation was not presented since the results would be anti-dilutive.  During the period ended December 31, 2010, unvested common shares of 1,887,500 issued for future consulting and implement contracts were excluded from EPS calculations as they were not considered issued for accounting purposes.

NOTE B - EQUIPMENT

The Company’s equipment is as follows at December 31, 2010:
		Estimated Life
Computer and office equipment	$13,431	5 Years
Less: accumulated depreciation	3,580
	$9,851

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

In consideration for granting the Exclusive License, the Company shall: (a) pay the expenses of augmenting the Pilot Plant; and (b) grant up to 5% of the Company’s common stock on July 26, 2010 to Precision. One-half of such securities shall be immediately transferred to Precision while the remaining one-half shall be held in escrow by the Company’s legal counsel pending completion of Phase III at which time such securities shall either be released to Precision upon a successful completion or to the Company upon an unsuccessful completion.  On August 10, 2010, The Board approved the issuance of  1,688,886 shares to Precision of which 844,443 were held in escrow.  The shares were valued at $0.13 per share aggregating $219,555.

As of December 8, 2010, a cancellation agreement was agreed to by both, Precision Pipe, LLC and Novo Energies Corporation. As a result, the parties acknowledge and agree that the July 10, 2010 Collaboration Agreement has been terminated and the Parties have no further rights or obligations there under. In addition the issuance of 1,688,886 shares to Precision will be returned and cancelled.

NOVO ENERGIES CORPORATION AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 (UNAUDITED)

NOTE D - NOTE PAYABLE TO CAETE INVEST TRADE, S.A.

On November 1, 2009, the Company issued a $242,000 promissory note to Caete Invest Trade, S.A. maturing on October 31, 2010.  The note bears interest at the rate of 10% per annum and is payable at maturity.  The Company’s Chief executive Officer has a beneficial ownership interest in Caete Invest Trade, S.A. The face amount of the note plus accrued interest originally was convertible into unregistered common stock of the company at the lesser of 100% of the volume weighted average price (“VWAP”) of common stock as reported by Bloomberg L.P. on the day prior to the conversion date and a 15% discount to the lowest daily closing “VWAP” of common stock during the five days prior to the conversion date.  The Company,  in  accordance  with  EITF 98-5  and  00-27, utilized  the  Market  approach  to  value  the  debt  instrument and concluded that a beneficial conversion feature exists since the effective conversion price of shares was less than the stock price at commitment date.  The 15% discount created a beneficial conversion feature at the commitment date aggregating $36,300 which is being accreted monthly from the issuance date of the promissory note through maturity and is being recorded as additional interest expense.   On February 4, 2010, $62,428 of the loan was repaid. On June 30, 2010, the Company modified the conversion feature to be convertible into common stock at a fixed price of $0.10 per share resulting in an additional beneficial conversion feature of $80,181 which has been fully amortized at December 31, 2010. The note is currently in default.  The parties are negotiating an agreement to extend the repayment terms.  Accordingly at December 31, 2010, the loan balance is $179,572.

NOTE E - RELATED PARTY PAYABLES

At December 31, 2010, the related party payables of $442,284 consists of: (a) expenses paid by the Chief Executive Officer on behalf of the Company aggregating $120,312; (b) compensation due other consultants deemed to be shareholders aggregating $118,872; (c) expenses advanced by other shareholders in the amount of $92,116, primarily for travel related expenses; and (d) unpaid rent payable to companies owned and controlled by the Chief Executive Officer and his wife aggregating $97,500.

NOTE F - NOTE PAYABLE TO CHIEF EXECUTIVE OFFICER

On January 21, 2010, the Company owed its Chief Executive Officer approximately $376,560 for salary, unpaid rent and expenditures paid by him on behalf of the Company.  The Company and its Chief Executive Officer agreed to formalize a portion of the debt and issued a $172,364 promissory note maturing on January 21, 2012.  The note bears interest at the rate of 10% per annum and is payable at maturity.  The face amount of the loan plus accrued interest was convertible into unregistered common stock of the company at the lesser of 100% of the volume weighted average price (“VWAP”) of common stock as reported by Bloomberg L.P. on the day prior to the conversion date and a 15% discount to the lowest daily closing “VWAP” of common stock during the five days prior to the conversion date.  The Company in accordance with EITF 98-5 and 00-27 utilized the Market approach to value the debt instrument and concluded that a beneficial conversion feature exists since the effective conversion price of shares was less than the stock price at commitment date.  The 15% discount created a beneficial conversion feature at the commitment date aggregating $25,855 which will be accreted monthly from the issuance date of the promissory note through maturity and will be recorded as additional interest expense. On June 30, 2010, the Company modified the conversion feature to be convertible into common stock at a fixed price of $0.10 per share resulting in an additional beneficial conversion feature of $65,644.  Accordingly, at December 31, 2010, the balance of the loan is $113,397 net of the unamortized discount $58,967.

NOVO ENERGIES CORPORATION AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 (UNAUDITED)

NOTE G - CONVERTIBLE DEBENTURE

On January 26, 2010, the Company issued at par, a $500,000 Secured Convertible Debenture maturing on January 26, 2011.  The debenture bears interest at the rate of 10% per annum and is payable monthly.
The Company has granted a security interest in substantially all of the assets of the Company as collateral for the debenture. The face amount of the loan plus accrued interest is convertible into unregistered common stock of the company at the lesser of 100% of the volume weighted average price (“VWAP”) of common stock as reported by Bloomberg L.P. on the day prior to the conversion date and a 15% discount to the lowest daily closing “VWAP” of common stock during the five days prior to the conversion date.  Additionally, the Company issued commitment shares totaling 6,085,193, equivalent to $1,500,000 at the closing date to obtain the loan. The Company in accordance with APB 14 utilized the Market Approach to value the debt instrument and allocated the net proceeds from the issuance of the debenture based upon the pro rata portion of the face value of the debentures and the undiscounted value of the commitment shares.  Additionally, 15% of the Debenture was allocated to a beneficial conversion feature in accordance with EITF 98-5 and EITF 00-27.  The Company concluded that the 15% discount created a beneficial conversion feature at the commitment date since the effective conversion price of the shares was less than the stock price at the commitment date.  The beneficial conversion feature and the pro rata value of the commitment shares aggregated $395,521 which will be accreted monthly from the issuance date of the Debenture through maturity and will be recorded as additional interest expense.   Accordingly, at December 31, 2010, the loan balance is $444,455 net of the discount $55,545.  The Company is currently in default with the terms of this convertible debenture.

NOTE H - STOCKHOLDERS’ EQUITY

On May 1, 2009, the Company issued 3,000,000 shares of its common stock to Andre L’Heureux as President of the Company in connection with his employment contract.  The original contract specified that these shares vest at the rate of 83,333 per month over a three year period. On October 21, 2009, Mr. L’Heureux resigned as President and became Chief Technical Officer. On October 1, 2010, the Board modified the agreement to provide for the immediate vesting of all unearned shares. The shares were valued at $0.10 per share utilizing May 1, 2009 as the measurement date.  Accordingly, stock based compensation in the amount of $208,584 has been recognized in the financial statements.  On November 1, 2010, Mr. L’Heureux donated 2,000,000 of these shares to the Company to be reissued to other consultants in the form of stock based compensation.   Accordingly, stock based compensation in the amount of $140,000 has been recognized based upon the fair value of the stock at that time.

On May 1, 2009, the Company entered into an agreement with Jeffrey Wolin to provide managerial consulting services. In connection with the agreement, the Company issued 450,000 shares which will vest at the rate of 12,500 shares per month.  The shares were valued at $0.10 per share utilizing May 1, 2009 as the measurement date. On December 1, 2009, this agreement was amended to award 50,000 shares per month effective January 1, 2010.  The additional shares were valued at $0.30 per share utilizing December 1, 2009 as the measurement date.  Mr. Wolin will now receive a total of 1,575,000 shares over the entire 3 year duration of the contract.  Accordingly, stock based compensation in the amount of $112,500 has been recognized which includes $37,500 for the three months ended December 31, 2010.

On May 1, 2009, the Company entered into a three year consulting agreement with ELSO Investment Corporation to assist the Company in developing an acquisition strategy and structure outside North America and other services mutually agreed to by the Company and ELSO Investment Corporation.  In connection with the agreement, the Company issued 900,000 shares of its common stock valued at $0.10 per share utilizing May 1, 2009 as the measurement date.  The shares vest at the rate of 25,000 shares per month.  On December 19, 2009, this agreement was amended with immediate vesting of all issued shares. The Chief Executive Officer of the company has a beneficial ownership interest in ELSO

NOVO ENERGIES CORPORATION AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 (UNAUDITED)

NOTE H - STOCKHOLDERS’ EQUITY (CONTINUED)

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

On July 15, 2009, the Company entered into a consulting agreement with Faisal Farooq Butt to provide consulting services relating to corporate strategies as well as sales and marketing strategies for an eighteen month period beginning July 15, 2009.  In connection with the agreement, the Company issued 200,000 shares of its common stock valued at $.93 per share utilizing July 15, 2009 as the measurement date. The shares will vest over an 18 month period.  On December 1, 2009, this contract was amended to award 50,000 shares per month effective January 1, 2010 and extended for an additional 30 months.  Mr. Butt will now receive a total of 1,566,666 shares over the term of the contract.  The share differential was valued at $0.30 per share utilizing December 1, 2009 as the measurement date.  Accordingly, stock based compensation in the amount of $197,999 has been recognized which includes $66,000 for the three months ended December 31, 2010.  Also see Note L - Subsequent Events for an additional modification to the consulting agreement.

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

On June 7, 2010, the Company entered into a six month consulting agreement with Olga Finkelshteyn to assist the Company in developing a public relations strategy, new investor awareness strategies and communications.  The consulting contract calls for a monthly cash payment of $2,000 and 5,000 shares

NOVO ENERGIES CORPORATION AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 (UNAUDITED)

NOTE H - STOCKHOLDERS’ EQUITY (CONTINUED)

per month.  On December 1, 2010 a termination agreement was reached between the Parties. As a result Novo Energies Corporation agreed to issue 30,000 common shares to Olga Finkelshteyn

On June 18, 2010, the Company, through a private placement offering, sold 1,100,000 units of its     common stock at $0.10 per unit for a total of $110,000.  Each unit consists of one share of the Company’s common stock.

On July 15, 2010, the Company, through a private placement offering, sold 250,000 units of its common stock at $0.10 per unit for a total of $25,000.  Each unit consists of one share of the Company’s common stock.

On July 26, 2010, in accordance with the Technology Collaboration Agreement (the “Agreement”) with Precision Pipe and Vessel, LLC (“Precision”).,  the Company issued 1,688,886 units of its common stock at $0.13 per unit  for a total consideration of $219,555. Each unit consists of one share of the Company’s common stock.  These shares will be returned and cancelled in conjunction with the license  agreement termination.  (See NOTE C)

On August 1, 2010, the Company entered into a consulting agreement with Seth Shaw to assist the Company in developing a business strategy, an acquisition strategy and other services.  The term of agreement is one year commencing July 15, 2010.  Mr. Shaw received 1,500,000 shares at $0.11 per share aggregating $165,000.  The compensation is being recorded on a monthly basis.  Accordingly, $75,625 has been included in the financial statements as of December 31, 2010.

On August 3, 2010, the Company, through a private placement offering, sold 200,000 units of its common stock at $0.10 per unit for a total of $20,000.  Each unit consists of one share of the Company’s common stock.

On August 5, 2010, the Company, through a private placement offering, sold 2,180,000 units of its common stock at $0.05 per unit for a total of $109,000.  Each unit consists of one share of the Company’s common stock.

On August 10, 2010, the Board approved the issuance of 1,200,000 shares of its common stock to its Chief Executive in accordance with his amended employment contract.  The shares vest at the rate of 50,000 shares per month over a 24 month period commencing June 18, 2010.  Accordingly, $52,000 of stock based compensation has been recorded in the financial statements.

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

At December 31, 2010,  4,613,501, common shares are included in outstanding shares which have not yet been issued by the Company.

NOVO ENERGIES CORPORATION AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 (UNAUDITED)

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

NOTE J - WARRANTS

The following table summarizes the activity of the warrants issued by the Company:

	Number of Warrants	Exercise Price	Expiration Date
Balance March 31, 2009	-
Issued
Private placements	194,465	$0.75	7/2012 to 11/2012
Consulting contracts	400,000	$0.35 to 0.40	8/2014
Cancelled-consulting contract	-200,000	$0.35
Exercised	-

Balance June 30, 2010,
September 30, 2010 and
December 31, 2010	394,465

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

NOVO ENERGIES CORPORATION AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 (UNAUDITED)

NOTE K - COMMITMENTS AND CONTINGENCIES

On May 28, 2010, the Company entered into a Technology Co-operation Agreement with Novo Energies International, Ltd. (NEI) that permits NEI to utilize the Company’s technology and know-how for the sole purpose of building and operating facilities at NEI’s expense that incorporate all or any portion of the Company’s technology throughout the entire world except for all of the countries within North America, Central America and South America for a term of 10 years which may be renewed for an additional 10 year term.  As consideration for the know-how and other technical information, the Company will receive 12.5% of NEI’s issued and outstanding shares with anti-dilution rights.  Such anti-
dilution rights shall expire when NEI raises a minimum of 3,000,000 British pounds.  In connection with the agreement, the Company’s Chief Executive Officer and the Company’s Interim President, Faisal Farooq Butt were appointed as Directors to NEI’s Board of Directors and each received 4% and 2%, respectively, of NEI’s common stock.  At December 31,, 2010, NEI has not raised any investment capital and has had no operating activity.

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

NOTE L – SUBSEQUENT EVENTS

On January 12, 2011, the company through 2 private placement offerings sold 1,000,000 shares) at $0.05 per share for a total of $50,000.

On January 31, 2011, the company through private placement offerings sold 1,000,000 shares at $0.05 per share for a total of $50,000.

Effective February 1, 2011, Novo Energies Corporation and Faisal Butt reached a termination agreement and general release. As a result, the Company agrees to issue 755,555 earned shares plus an additional 500,000 shares.

On February 15, 2011, the company through private placement offerings sold 1,000,000 shares at $0.05 per share for a total of $50,000.

As of January 26, 2011, the Company’s $500,000 convertible debenture is in default.  The Company is in the process of negotiating new terms of this agreement.

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

RESULTS OF OPERATIONS

As indicated in the accompanying financial statements, the Company has incurred cumulative net operating losses of $5,486,059 since inception of the development stage and has negative working capital of $1,654,746.  Management’s plans include the raising of capital through equity markets to fund future operations and the generating of revenue through its business.  Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations.  Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenues will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Results of Operation - Three Months Ended December 31, 2010

The Company is currently developing its business, and as a result has no products or services to offer and no revenues.  In developing its business, the Company has undertaken expenses that have resulted in a loss from operations of $889,126 in the three months ended December 31, 2010, as compared to a loss from operations of $1,086,946 in the corresponding period in 2009.  Loss from operations consists of general and administrative expenses, which decreased from $823,745 to $481,705 in the three month periods ended December 31, 2009 and 2010, research and development, which decreased from $253,601 to $206,751 in the three month periods ended December 31, 2009 and 2010, and interest expense, which increased from $9,600 to $206,759 in the three month periods ended December 31, 2009 and 2010.

Results of Operation – Nine Months Ended December 31, 2010

The Company is currently developing its business, and as a result has no products or services to offer and no revenues.  In developing its business, the Company has undertaken expenses that have resulted in a loss from operations of $2,225,975 in the nine months ended December 31, 2010, as compared to a loss from operations of $2,067,306 in the corresponding period in 2009.  Loss from operations consists of general and administrative expenses, which decreased from $1,708,082 to $1,180,346 in the nine month periods ended December 31, 2009 and 2010, research and development, which increased from $349,624 to $544,658 in the nine month periods ended December 31, 2009 and 2010, and interest expense, which increased from $9,600 to $498,873 in the nine month periods ended December 31, 2009 and 2010.

LIQUIDITY AND CAPITAL RESOURCES

In connection with our current liabilities of $1,654,746 as at December 31, 2010, we had the note payable to Caete Invest Trade, S.A. of $179,572, a convertible debenture of $444,455 and accounts payable of $246,584, accrued professional fees of $261,549 and related party payables of $442,084.

At December 31, 2010, the related party payables of $442,284 consists of: (a) expenses paid by the Chief Executive Officer on behalf of the Company aggregating $120,312; (b) compensation due other consultants deemed to be shareholders aggregating $118,872; (c) expenses advanced by other shareholders in the amount of $92,116, primarily for travel related expenses; and (d) unpaid rent payable to companies owned and controlled by the Chief Executive Officer and his wife aggregating $97,500.

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

Report On Internal Control Over Financial Reporting — The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’ internal control over financial reporting as of December 31, 2010. This evaluation was based on criteria for effective internal control over financial reporting set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting is not effective as of December 31, 2010 due to the following material weaknesses: (a) we have a single director, (b) we do not have an audit committee, and (c) there is no segregation of duties in connection with our accounting. The Company intends to improve on timely reporting and financial controls, but is currently hampered on this end by a need to focus on developing its business. The Company has determined that the material weaknesses identified by the Chief Executive Officer and Chief Financial Officer were in effect for the quarter ended December 31, 2010.  This quarterly report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

 Report On Disclosure Controls And Procedures — As of December 31, 2010, management carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, it concluded that the Company’s disclosure controls and procedures are not effective in ensuring that information required to be disclosed in its periodic filings under the Exchange Act is accumulated and communicated to us to allow timely decisions regarding required disclosures, and such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

 PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.
Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 12, 2011, the Company through two private placement offerings sold 1,000,000 shares at $0.05 per share for a total of $50,000.

On January 31, 2011, the Company through private placement offerings sold 1,000,000 shares at $0.05 per share for a total of $50,000.

Effective February 1, 2011, Novo Energies Corporation and Faisal Butt reached a termination agreement and general release. As a result, the Company agreed to issue 755,555 earned shares plus an additional 500,000 shares.

On February 15, 2011, the Company through private placement offerings sold 1,000,000 shares at $0.05 per share for a total of $50,000.

The shares mentioned above were issued in reliance on exemptions from registration under Section 4(2) of the Securities Act of 1933.  These transactions qualified for exemption from registration because among other things, the transactions did not involve a public offering, each investor was an accredited investor, each investor had access to information about our Company and their investment, each investor took the securities for investment and not resale, and we took appropriate measures to restrict the transfer of the securities.

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

NOVO ENERGIES CORPORATION
(Registrant)

Date: February 22, 2011

/s/ Antonio Treminio
Antonio Treminio
Chief Financial Officer and Chief Executive Officer