Form 10-K/A
period 2010-03-31
Novo Energies Corp
filed 2011-03-02
CIK 1142790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
AMENDMENT NO. 1

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

EXPLANATORY NOTE

Novo Energies Corporation (the “Company”)  is filing this Amendment No. 1 to its Annual Report on Form 10-K (this “Form 10-K/A”) to amend its Annual Report on Form 10-K for the year ended March 31, 2010, which was filed with the Securities and Exchange Commission (“SEC”) on July 14, 2010 (the “2010 Form 10-K”). This Form 10-K/A amends the 2010 Form 10-K by (i) revising our disclosure in Part II, Item 9A(T) (Controls and Procedures); and (ii) revising our certification in Exhibit 31.1 to be worded exactly as required by Item 601(b)(31) of Regulation S-K.

Except as described above, no other changes have been made to the 2010 Form 10-K, and this Amendment No. 1 does not otherwise amend, update or change the financial statements or disclosures in the 2010 Form 10-K.

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

Report On Internal Control Over Financial Reporting — The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’ internal control over financial reporting as of March 31, 2010. This evaluation was based on criteria for effective internal control over financial reporting set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting is not effective as of March 31, 2010 due to the following material weaknesses: (a) we have a single director, (b) we do not have an audit committee, and (c) there is no segregation of duties in connection with our accounting. The Company is striving to improve on timely reporting and financial controls. The Company has determined that the material weaknesses identified by the Chief Executive Officer and Chief Financial Officer were in effect for the entire year ended March 31, 2010.  The Company recognizes the material weaknesses and is taking action the following action to mitigate them: (1) we are adding two additional members to our Board of Directors, one being an outside director, (2) we have retained a local accounting firm to assist us in expediting our financial reporting process and (3) we continue to pursue new methods for making our financial reporting process more effective and efficient.  This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

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
Date: March 1, 2011