Form 10-K
period 2011-03-31
Novo Energies Corp
filed 2011-07-14
CIK 1142790

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2011

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to______________.

Commission file number 333-63432

NOVO ENERGIES CORPORATION
(Exact name of registrant as specified in its charter)

Florida	65-1102237
(State of Incorporation or Organization)	(IRS Employer Identification No.)

Europa Place d'Armes, 750 Cote de Place d'Armes
Suite 64, Montreal QC H2Y 2X8, Canada
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

Large accelerated filer  ☐                                                                                                 Accelerated filer ☐

Non-accelerated filer    ☐ (Do not check if a smaller reporting company)                Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $3,039,031.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of July 14, 2011, common stock, $0.00001 par value: 64,245,238.

PART I

ITEM 1.BUSINESS

Background

We are a Florida corporation formed on April 8, 2001.  We were organized to be a blank check company.

On May 1, 2009, the Company issued 3,000,000 shares of its common stock to Andre L’Heureux, President of the Company, in connection with his employment contract.  The original contract specified that these shares vest at the rate of 83,333 per month over a three year period. On October 21, 2009, Mr. L’Heureux resigned as President and became Chief Technical Officer. On October 1, 2010, the Board modified the agreement to provide for the immediate vesting of all unearned shares. The shares were valued at $0.10 per share utilizing May 1, 2009 as the measurement date.

On May 1, 2009, the Company entered into a consulting agreement with JMR Holdings, Inc. to assist the Company in developing a business strategy, an acquisition strategy, and a sales and marketing strategy.  In connection with the agreement, the Company issued 3,000,000 shares of its common stock at $0.10 per share utilizing May 1, 2009 as the measurement date which are to vest at the rate of 83,333 per month over a three year period.  This agreement was amended on December 1, 2009 with immediate vesting of all issued shares.

On May 1, 2009, the Company entered into an agreement with Jeffrey Wolin to provide managerial consulting services. In connection with the agreement, the Company issued 450,000 shares which will vest at the rate of 12,500 shares per month.  The shares were valued at $0.10 per share utilizing May 1, 2009 as the measurement date. On December 1, 2009, this agreement was amended to award 50,000 shares per month beginning January 1, 2010.  The additional shares were valued at $0.30 per share utilizing December 1, 2009 as the measurement date.  Mr. Wolin was to receive a total of 1,575,000 shares over the entire 3 year duration of the contract. On July 1, 2011, the Company terminated its relationship with Jeffrey Wolin.  In settlement of the agreement, Mr. Wolin agreed to receive 375,000 shares of the Company’s common stock.  In total, Mr. Wolin received 825,000 shares.

On May 1, 2009, the Company entered into an agreement with William Rosenstadt and Steven Sanders, the firm’s legal counsel, to assist the Company in developing business strategy, acquisition strategy, sales and marketing strategies, and other services mutually agreed to between the parties and the Company.  The agreement calls for the issuance of 499,038 shares of common stock for the period May 1, 2009 to April 30, 2010.  As of March 31, 2010, 450,000 shares were issued at $0.10 per share utilizing May 1, 2009 as the measurement date.  On July 2, 2010, a resolution was approved by the Company to issue the balance of the shares.

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

On July 1, 2009, the Company entered into a consulting agreement with The Group Marcel Tremblay to provide consulting services relating to sales and business strategies. In connection with the agreement, the Company will issue 25,000 shares of its common stock at $1.00 per share utilizing July 1, 2009 as the measurement date which will vest at the rate of 2,083 per month over a 12 month period.  On July 1, 2009, the Company issued 200,000 warrants valued at $0.982 per warrant to be vested over a 12 month period at 16,366 per month. On February 1, 2010, the Company modified the agreement canceling the warrants and issuing 360,000 shares of its common stock to be vested over a 36 month period retroactive to July 1, 2009.  The incremental value between the fair value of the shares at the measurement date of February 1, 2010 and the fair value of the warrants cancelled was $0.16 per share. On May 15, 2010, the Company terminated this contract.

On July 1, 2009, the Company entered into a consulting agreement with Faisal Farooq Butt to provide consulting services relating to corporate strategies as well as sales and marketing strategies for an eighteen month period beginning July 15, 2009.  In connection with the agreement, the Company issued 200,000 shares of its common stock valued at $.93 per share utilizing July 15, 2009 as the measurement date. The shares will vest over an 18 month period.  On December 1, 2009, this contract was amended to award 50,000 shares per month effective January 1, 2010 and extended for an additional 30 months.  Mr. Butt would then receive a total of 1,566,666 shares over the term of the contract.  The share differential was valued at $0.30 per share utilizing December 1, 2009 as the measurement date.  On February 1, 2011, the Company terminated its agreement with Faisal Farooq Butt and the Company agreed to issue 500,000 shares of its common stock in connection with the termination.

On July 1, 2009, the Company entered into a consulting agreement with Jenkins Hill International to provide business and sales strategies.  In connection with the agreement, the Company issued 250,000 shares of its common stock valued at $1.00 per share utilizing July 1, 2009 as the measurement date which will vest at the time of issue.

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

Effective August 15, 2009, the Company entered into a consulting agreement with Rubenstein Investor Relations, Inc. to provide consulting services with respect to matters concerning financial and investment communities for a minimum of six months.  In addition to a monthly fee, the Company issued 200,000 five year warrants, exercisable at $0.40 per share.  The warrants were valued using the Black-Scholes Option Pricing Model at $0.27 per share.

Between October 22, 2009 and November 4, 2009, the Company sold, under private placement agreements to four different individuals, 159,929 units consisting of one share of common stock and one warrant for every two shares sold.  The units were sold at $0.35 per unit resulting in $55,975 proceeds to the Company.  The warrants were valued at approximately $0.12 per unit using Black-Scholes Option pricing model and classified as additional paid in capital.

Effective October 23, 2009, the Company entered into an employment agreement with Hakim Zahar as the President of the Company.  The agreement called for a base salary of $10,000 per month with payments starting November 15, 2009.  The executive was to receive a minimum of 50,000 shares of the Company’s common stock per month starting on the effective date of this agreement.  This agreement could be terminated by either party at will.  On May 28, 2010, the Company terminated the contract and agreed to compensate Mr. Zahar through February 15, 2010.  In accordance with the settlement agreement, 200,000 shares of the Company’s common stock were issued at a price of $0.44 per share based upon the commitment debt.

On November 1, 2009, the company entered into a consulting agreement with Philippe Germaine to provide investor relations and consulting services. In connection with the agreement, the Company would pay a monthly retainer of $3,000 per month, and issue 15,000 shares of its common stock per month.  In addition, Mr. Germaine received a cash signing bonus of $9,000. Mr. Germaine’s contract was terminated on June 15, 2010.

On November 1, 2009, the Company issued a $242,000 promissory note to Caete Invest Trade, S.A. maturing on October 31, 2010.  The note is currently in default. The note bears interest at the rate of 10% per annum and is payable at maturity.  The Company’s Chief executive Officer has a beneficial ownership interest in Caete Invest Trade, S.A. The face amount of the note plus accrued interest is convertible into unregistered common stock of the company at the lesser of 100% of the volume weighted average price (“VWAP”) of common stock as reported by Bloomberg L.P. on the day prior to the conversion date and a 15% discount to the lowest daily closing “VWAP” of common stock during the five days prior to the conversion date.  The Company,  in  accordance  with  EITF 98-5  and  00-27, utilized  the  Market  approach  to  value  the  debt  instrument and concluded that a beneficial conversion feature exists since the effective conversion price of shares was less than the stock price at commitment date.  The 15% discount created a beneficial conversion feature at the commitment date aggregating $36,300 which is being accreted monthly from the issuance date of the promissory note through maturity and is being recorded as additional interest expense.   On February 4, 2010, $62,428 of the loan was repaid.  At March 31, 2011, the loan balance is $179,572 and at March 31, 2010, the loan balance was $163,215 net of the unamortized discount of $16,357.

On January 21, 2010, the Company owed its Chief Executive Officer approximately $376,560 for salary and expenditures paid by him on behalf of the company.  The company and its Chief Executive Officer agreed to formalize a portion of the debt and issued a $172,364 promissory note maturing on January 21, 2012.  The note bears interest at the rate of 10% per annum and is payable at maturity.  The face amount of the loan plus accrued interest is convertible into unregistered common stock of the company at the lesser of 100% of the volume weighted average price (“VWAP”) of common stock as reported by Bloomberg L.P. on the day prior to the conversion date and a 15% discount to the lowest daily closing “VWAP” of common stock during the five days prior to the conversion date.  The Company, in accordance with EITF 98-5 and 00-27, utilized the Market approach to value the debt instrument and concluded that a beneficial conversion feature exists since the effective conversion price of shares was less than the stock price at commitment date.  The 15% discount created a beneficial conversion feature at the commitment date aggregating $55,923 which will be accreted monthly from the issuance date of the promissory note through maturity and will be recorded as additional interest expense.   Accordingly, at March 31, 2011 and 2010, the loan has been recorded at $161,371 and $148,782, respectively, net of the unamortized discount of $10,993 and $23,582, respectively at March 31, 2011 and 2010.

On January 26, 2010, the Company issued at par, a $500,000 Secured Convertible Debenture maturing on January 26, 2011.  The debenture bears interest at the rate of 10% per annum and is payable monthly. The Company has granted a security interest in substantially all of the assets of the Company as collateral for the debenture. The face amount of the loan plus accrued interest is convertible into unregistered common stock of the company at the lesser of 100% of the volume weighted average price (“VWAP”) of common stock as reported by Bloomberg L.P. on the day prior to the conversion date and a 15% discount to the lowest daily closing “VWAP” of common stock during the five days prior to the conversion date.  Additionally, the Company issued commitment shares totaling 6,085,193 equivalent to $1,500,000 at the closing date to obtain the loan. The Company in accordance with APB 14 utilized the Market Approach to value the debt instrument and allocated the net proceeds from the issuance of the debenture based upon the pro rata portion of the face value of the debentures and the undiscounted value of the commitment shares.  Additionally, 15% of the Debenture was allocated to a beneficial conversion feature in accordance with EITF 98-5 and EITF 00-27.  The Company concluded that the 15% discount created a beneficial conversion feature at the commitment date since the effective conversion price of the shares was less than the stock price at the commitment date.  The beneficial conversion feature and the pro rata value of the commitment shares aggregated $395,521 which will be accreted monthly from the issuance date of the Debenture through maturity and will be recorded as additional interest expense and credited to additional paid in capital.

The loan is currently in default for non-payment.  At March 31, 2011, the Company recorded the 15% redemption premium which is required upon repayment, and the additional 5% interest penalty resulting from the loan being in  default for non-payment of interest.

On June 1, 2011, the loan, under a debt assignment agreement, was transferred to Green Eagle Capital Corp. who was acting as principal and agent on behalf of certain investors.  Green Eagle Capital Corp. is owned by a shareholder of the Company.

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

On May 28, 2010, the Company entered into a Technology Co-operation Agreement with Novo Energies International, Ltd. (NEI) that permits NEI to utilize the Company’s technology and know-how for the sole purpose of building and operating facilities at NEI’s expense that incorporate all or any portion of the Company’s technology throughout the entire world except for all of the countries within North America, Central America and South America for a term of 10 years which may be renewed for an additional 10 year term.  As consideration for the know-how and other technical information, the Company will receive 12.5% of NEI’s issued and outstanding shares with anti-dilution rights.  Such anti-dilution rights shall expire when NEI raises a minimum of 3,000,000 British pounds.  In connection with the agreement, the Company’s Chief Executive Officer and the Company’s then Interim President, Faisal Farooq Butt were appointed as Directors to NEI’s Board of Directors and each received 4% and 2%, respectively, of NEI’s common stock.  At March 31, 2010, NEI has not raised any investment capital and has had no operating activity.

On June 1, 2010, Faisal Farooq Butt was appointed interim President of the Company.

On June 7, 2010, the Company entered into a six month consulting agreement with Olga Finkelstein to assist the Company in developing a public relations strategy, new investor awareness strategies and communications.  The consulting contract called for a monthly cash payment of $2,000 and 5,000 shares per month.  The shares were to be valued at $0.05 per share, the value at commitment date. On December 1, 2010 the Company terminated the agreement. As a result, Novo Energies Corporation agreed to issue 30,000 common shares to Olga Finkelstein.

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

On July 26, 2010, the Company entered into a Technology Collaboration Agreement (the “Collaboration Agreement”) with Precision Pipe and Vessel, LLC (“Precision”). Precision granted to the Company a worldwide exclusive license to identify and develop facilities designed to generate synthesis gases and liquid transportation fuels using two feedstock sources, tires and plastics, by employing Precision’s proprietary gasification technology. As of December 8, 2010, a cancellation agreement was agreed to by both Precision and the Company.  As a result, the parties acknowledged and agreed that the Collaboration Agreement has been terminated and the Parties have no further rights or obligations there under. In addition, the issuance of 1,688,886 shares to Precision was returned and cancelled.

On August 1, 2010, the Company entered into a consulting agreement with Seth Shaw to assist the Company in developing a business strategy, an acquisition strategy and other services.  The term of agreement is one year commencing July 15, 2010.  Mr. Shaw received 1,500,000 shares at $0.11 per share aggregating $165,000.  The compensation is being recorded on a monthly basis.  On March 28, 2011, the contract was modified increasing the compensation to 4,500,000 shares.  The additional 3,000,000 shares were valued at $0.09, the fair value on date of commitment.

On August 18, 2010, the Board approved the issuance of 1,200,000 shares of its common stock to its Chief Executive in accordance with his amended employment contract.  The shares vest at the rate of 50,000 shares per month over a 24 month period commencing June 18, 2010 and have been valued at $0.18 per share, the fair market value at the date of commitment.

During the twelve months ended March 31, 2011, the Company, under various private placement agreements, sold 1,550,000 shares of its common stock at $0.10 per  share aggregating $155,000 and  10, 278,500 shares of its common stock at $0.05 aggregating $543,796.

Effective February 1, 2011, Novo Energies Corporation and Faisal Butt reached a termination agreement and general release. As a result, the Company agreed to issue 650,000 earned shares plus an additional 500,000 shares.

On February 1, 2011, the Company entered into a consulting agreement with Larry Caito to assist the Company in developing business and acquisition strategies and any other services mutually agreed to between the Company and consultant.  The term of the agreement is for one year.  Mr. Caito, as compensation, received 1,000,000 shares of the Company’s common stock which vest immediately.  The shares were valued at $0.08 per share, the fair market value of the stock as at the date of commitment.

Subsequent Events

Subsequent to the year ended March 31, 2011, the Company through various private placements sold approximately 5,320,000 shares of its common stock at $0.05 per share aggregating $266,000.

On May 17, 2011, the Company entered into an exclusive memorandum of understanding with Immunovative Clinical Research, Inc. (“ICRI”), a Nevada corporation and wholly-owned subsidiary of Immunovative Therapies, Ltd., an Israeli Corporation (“Immunovative”) pursuant to which the Company and ICRI will pursue a merger resulting in the Company owning ICRI.  The parties have agreed to complete a definitive agreement and plan of merger contemporaneous with closing the transaction as contemplated by its memorandum of understanding.  The memorandum of understanding shall remain in full force and effect until the earlier of (1) a consummation of the merger; or (2) the expiration of 150 days, unless otherwise extended by the parties.

On June 1, 2011, the Company’s secured convertible debenture through a debt assignment instrument was transferred to Green Eagle Capital Corp. who was acting as principal and agent on behalf of certain investors. Green Eagle Capital Corp. is a corporation controlled by a shareholder of the company.  See Note G to the financial statements.

On July 11, 2011, as principal and agent for certain investors, Green Eagle Corp. converted the secured convertible debenture into 10,000,000 shares of the Company common stock.

On July 13, 2011, Sanders Ortoli Vaughn-Flam Rosenstadt LLP, the Company’s counsel, converted $100,000 of debt owed to it for services rendered and expenses incurred prior to December 31, 2010 into 1,000,000 shares of the Company’s common stock.

Present

Novo Energies Corporation (“Novo”) is involved in the business of exploiting new technologies for the clean production of energy.  The core of Novo’s technology was to recycle tires and plastics into energy as a Multi Stage Hybrid Gasification System (“MSHG”), which undertakes the conversion of carbonaceous feedstock to a gaseous end-product with an upgraded heating value in an environmentally friendly manner, and which does not involve combustion or any other reagents or other pollutants.  However, upon the completion of the merger of its wholly-owned subsidiary with ICRI, it will adopt the business of ICRI.

ITEM 1A. RISK FACTORS

As a smaller reporting company, the Company is not required to provide this information.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

On April 1, 2010, the Company entered into a lease with Mari Laura Gomez, wife of the Chief Executive Officer, for its office facility, which is now owned by her. The lease is for a period of one year commencing April 1, 2010 to 2011 with a monthly rent of $6,500.  The lease was extended for 1 year to April 2011 for the same monthly rent.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. (Removed and Reserved).

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's Common Stock is traded on the OTC-Bulletin Board under the symbol NVNC. The following sets forth the range of the closing bid prices for the Company's Common Stock for the period April 1, 2008 through July 13, 2011. Such prices represent inter-dealer quotations, do not represent actual transactions, and do not include retail mark-ups, mark-downs or commissions.

	High Close (1)	Low Close (1)
2009/2010

First Quarter	0.75	0.15
Second Quarter	1.70	0.26
Third Quarter	0.17	0.90
Fourth Quarter	0.16	0.30
2010/2011

First Quarter	0.10	0.20
Second Quarter	0.19	0.04
Third Quarter	0.07	0.04
Fourth Quarter	0.09	0.04

2010/2011
First Quarter	0.16	0.07
Second Quarter (through 7/13/11)	0.13	0.11

(1) Prices before June 8, 2009 have been adjusted to reflect our 3-for-1 forward split.

The approximate number of holders of the Common Stock of the Company as of July 14, 2011 was 1,069.

No cash dividends were declared by the Company during the fiscal year ended March 31, 2011. While the payment of dividends rests within the discretion of the Board of Directors, it is not anticipated that cash dividends will be paid in the foreseeable future, as the Company intends to retain earnings, if any, for use in the development of its business. The payment of dividends is contingent upon the Company's future earnings, if any, the Company's financial condition and its capital requirements, general business conditions and other factors.

No shares were available for issuance under any equity compensation plan at March 31, 2011.

Recent Sales of Unregistered Securities

On October 7, 2008 a group of shareholders purchased approximately 50% of the outstanding shares (6,930,258 shares purchased) of the company in a private transaction for $200,000.

On May 1, 2009, the Company issued 3,000,000 shares of its common stock to Andre L’Heureux, President of the Company, in connection with his employment contract.  The original contract specified that these shares vest at the rate of 83,333 per month over a three year period. On October 21, 2009, Mr. L’Heureux resigned as President and became Chief Technical Officer. On October 1, 2010, the Board modified the agreement to provide for the immediate vesting of all unearned shares. The shares were valued at $0.10 per share utilizing May 1, 2009 as the measurement date.

On May 1, 2009, the Company entered into a consulting agreement with JMR Holdings, Inc. to assist the Company in developing a business strategy, an acquisition strategy, and a sales and marketing strategy.  In connection with the agreement, the Company issued 3,000,000 shares of its common stock at $0.10 per share utilizing May 1, 2009 as the measurement date which are to vest at the rate of 83,333 per month over a three year period.  This agreement was amended on December 1, 2009 with immediate vesting of all issued shares.

On May 1, 2009, the Company entered into an agreement with Jeffrey Wolin to provide managerial consulting services. In connection with the agreement, the Company issued 450,000 shares which will vest at the rate of 12,500 shares per month.  The shares were valued at $0.10 per share utilizing May 1, 2009 as the measurement date. On December 1, 2009, this agreement was amended to award 50,000 shares per month beginning January 1, 2010.  The additional shares were valued at $0.30 per share utilizing December 1, 2009 as the measurement date.  Mr. Wolin was to receive a total of 1,575,000 shares over the entire 3 year duration of the contract. On July 1, 2011, the Company terminated its relationship with Jeffrey Wolin.  In settlement of the agreement, Mr. Wolin agreed to receive 375,000 shares of the Company’s common stock.  In total, Mr. Wolin received 825,000 shares.

On May 1, 2009, the Company entered into an agreement with William Rosenstadt and Steven Sanders, the firm’s legal counsel, to assist the Company in developing business strategy, acquisition strategy, sales and marketing strategies, and other services mutually agreed to between the parties and the Company.  The agreement calls for the issuance of 499,038 shares of common stock for the period May 1, 2009 to April 30, 2010.  As of March 31, 2010, 450,000 shares were issued at $0.10 per share utilizing May 1, 2009 as the measurement date.  On July 2, 2010, a resolution was approved by the Company to issue the balance of the shares.

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

On July 1, 2009, the Company entered into a consulting agreement with The Group Marcel Tremblay to provide consulting services relating to sales and business strategies. In connection with the agreement, the Company will issue 25,000 shares of its common stock at $1.00 per share utilizing July 1, 2009 as the measurement date which will vest at the rate of 2,083 per month over a 12 month period.  On July 1, 2009, the Company issued 200,000 warrants valued at $0.982 per warrant to be vested over a 12 month period at 16,366 per month. On February 1, 2010, the Company modified the agreement canceling the warrants and issuing 360,000 shares of its common stock to be vested over a 36 month period retroactive to July 1, 2009.  The incremental value between the fair value of the shares at the measurement date of February 1, 2010 and the fair value of the warrants cancelled was $0.16 per share. On May 15, 2010, the Company terminated this contract.

On July 1, 2009, the Company entered into a consulting agreement with Faisal Farooq Butt to provide consulting services relating to corporate strategies as well as sales and marketing strategies for an eighteen month period beginning July 15, 2009.  In connection with the agreement, the Company issued 200,000 shares of its common stock valued at $.93 per share utilizing July 15, 2009 as the measurement date. The shares will vest over an 18 month period.  On December 1, 2009, this contract was amended to award 50,000 shares per month effective January 1, 2010 and extended for an additional 30 months.  Mr. Butt would then receive a total of 1,566,666 shares over the term of the contract.  The share differential was valued at $0.30 per share utilizing December 1, 2009 as the measurement date.  On February 1, 2011, the Company terminated its agreement with Faisal Farooq Butt and the Company agreed to issue 500,000 shares of its common stock in connection with the termination.

On July 1, 2009, the Company entered into a consulting agreement with Jenkins Hill International to provide business and sales strategies.  In connection with the agreement, the Company issued 250,000 shares of its common stock valued at $1.00 per share utilizing July 1, 2009 as the measurement date which will vest at the time of issue.

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

Effective August 15, 2009, the Company entered into a consulting agreement with Rubenstein Investor Relations, Inc. to provide consulting services with respect to matters concerning financial and investment communities for a minimum of six months.  In addition to a monthly fee, the Company issued 200,000 five year warrants, exercisable at $0.40 per share.  The warrants were valued using the Black-Scholes Option Pricing Model at $0.27 per share.

Between October 22, 2009 and November 4, 2009, the Company sold, under private placement agreements to four different individuals, 159,929 units consisting of one share of common stock and one warrant for every two shares sold.  The units were sold at $0.35 per unit resulting in $55,975 proceeds to the Company.  The warrants were valued at approximately $0.12 per unit using Black-Scholes Option pricing model and classified as additional paid in capital.

Effective October 23, 2009, the Company entered into an employment agreement with Hakim Zahar as the President of the Company.  The agreement called for a base salary of $10,000 per month with payments starting November 15, 2009.  The executive was to receive a minimum of 50,000 shares of the Company’s common stock per month starting on the effective date of this agreement.  This agreement could be terminated by either party at will.  On May 28, 2010, the Company terminated the contract and agreed to compensate Mr. Zahar through February 15, 2010.  In accordance with the settlement agreement, 200,000 shares of the Company’s common stock were issued at a price of $0.44 per share based upon the commitment debt.

On November 1, 2009, the company entered into a consulting agreement with Philippe Germaine to provide investor relations and consulting services. In connection with the agreement, the Company would pay a monthly retainer of $3,000 per month, and issue 15,000 shares of its common stock per month.  In addition, Mr. Germaine received a cash signing bonus of $9,000. Mr. Germaine’s contract was terminated on June 15, 2010.

On November 1, 2009, the Company issued a $242,000 promissory note to Caete Invest Trade, S.A. maturing on October 31, 2010.  The note is currently in default. The note bears interest at the rate of 10% per annum and is payable at maturity.  The Company’s Chief executive Officer has a beneficial ownership interest in Caete Invest Trade, S.A. The face amount of the note plus accrued interest is convertible into unregistered common stock of the company at the lesser of 100% of the volume weighted average price (“VWAP”) of common stock as reported by Bloomberg L.P. on the day prior to the conversion date and a 15% discount to the lowest daily closing “VWAP” of common stock during the five days prior to the conversion date.  The Company,  in  accordance  with  EITF 98-5  and  00-27, utilized  the  Market  approach  to  value  the  debt  instrument and concluded that a beneficial conversion feature exists since the effective conversion price of shares was less than the stock price at commitment date.  The 15% discount created a beneficial conversion feature at the commitment date aggregating $36,300 which is being accreted monthly from the issuance date of the promissory note through maturity and is being recorded as additional interest expense.   On February 4, 2010, $62,428 of the loan was repaid.  At March 31, 2011, the loan balance is $179,572 and at March 31, 2010, the loan balance was $163,215 net of the unamortized discount of $16,357.

On January 21, 2010, the Company owed its Chief Executive Officer approximately $376,560 for salary and expenditures paid by him on behalf of the company.  The company and its Chief Executive Officer agreed to formalize a portion of the debt and issued a $172,364 promissory note maturing on January 21, 2012.  The note bears interest at the rate of 10% per annum and is payable at maturity.  The face amount of the loan plus accrued interest is convertible into unregistered common stock of the company at the lesser of 100% of the volume weighted average price (“VWAP”) of common stock as reported by Bloomberg L.P. on the day prior to the conversion date and a 15% discount to the lowest daily closing “VWAP” of common stock during the five days prior to the conversion date.  The Company, in accordance with EITF 98-5 and 00-27, utilized the Market approach to value the debt instrument and concluded that a beneficial conversion feature exists since the effective conversion price of shares was less than the stock price at commitment date.  The 15% discount created a beneficial conversion feature at the commitment date aggregating $55,923 which will be accreted monthly from the issuance date of the promissory note through maturity and will be recorded as additional interest expense.   Accordingly, at March 31, 2011 and 2010, the loan has been recorded at $161,371 and $148,782, respectively, net of the unamortized discount of $10,993 and $23,582, respectively at March 31, 2011 and 2010.

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

Additionally, 15% of the Debenture was allocated to a beneficial conversion feature in accordance with EITF 98-5 and EITF 00-27.  The Company concluded that the 15% discount created a beneficial conversion feature at the commitment date since the effective conversion price of the shares was less than the stock price at the commitment date.  The beneficial conversion feature and the pro rata value of the commitment shares aggregated $395,521 which will be accreted monthly from the issuance date of the Debenture through maturity and will be recorded as additional interest expense and credited to additional paid in capital.

The loan is currently in default for non-payment.  At March 31, 2011, the Company recorded the 15% redemption premium which is required upon repayment, and the additional 5% interest penalty resulting from the loan being in  default for non-payment of interest.

On June 1, 2011, the loan, under a debt assignment agreement, was transferred to Green Eagle Capital Corp. who was acting as principal and agent to certain investors for the transaction.  Green Eagle Capital Corp. is owned by a shareholder of the Company.

On March 30, 2010, the Company cancelled its agreement with Colorado Tire Recycling, LLC.  In connection with the contract cancellation, the Company issued 500,000 shares of its common stock valued at $0.23 per share utilizing March 30, 2010 as the measurement date, aggregating $115,000.

On June 7, 2010, the Company entered into a six month consulting agreement with Olga Finkelstein to assist the Company in developing a public relations strategy, new investor awareness strategies and communications.  The consulting contract called for a monthly cash payment of $2,000 and 5,000 shares per month.  The shares were to be valued at $0.05 per share, the value at commitment date. On December 1, 2010 the Company terminated the agreement. As a result, Novo Energies Corporation agreed to issue 30,000 common shares to Olga Finkelstein.

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

On August 1, 2010, the Company entered into a consulting agreement with Seth Shaw to assist the Company in developing a business strategy, an acquisition strategy and other services.  The term of agreement is one year commencing July 15, 2010.  Mr. Shaw received 1,500,000 shares at $0.11 per share aggregating $165,000.  The compensation is being recorded on a monthly basis.  On March 28, 2011, the contract was modified increasing the compensation to 4,500,000 shares.  The additional 3,000,000 shares were valued at $0.09, the fair value on date of commitment.

On August 18, 2010, the Board approved the issuance of 1,200,000 shares of its common stock to its Chief Executive in accordance with his amended employment contract.  The shares vest at the rate of 50,000 shares per month over a 24 month period commencing June 18, 2010 and have been valued at $0.18 per share, the fair market value at the date of commitment.

During the twelve months ended March 31, 2011, the Company, under various private placement agreements, sold 1,550,000 shares of its common stock at $0.10 per  share aggregating $155,000 and  10, 278,500 shares of its common stock at $0.05 aggregating $543,796.

Effective February 1, 2011, the Company and Faisal Butt reached a termination agreement and general release. As a result, the Company agreed to issue 755,555 earned shares plus an additional 500,000 shares.

On February 1, 2011, the Company entered into a consulting agreement with Larry Caito to assist the Company in developing business and acquisition strategies and any other services mutually agreed to between the Company and consultant.  The term of the agreement is for one year.  Mr. Caito, as compensation, received 1,000,000 shares of the Company’s common stock which vest immediately.  The shares were valued at $0.08 per share, the fair market value of the stock as at the date of commitment.

Subsequent to the year ended March 31, 2011, the Company through various private placements sold approximately 5,320,000 shares of its common stock at $0.05 per share aggregating $266,000.

On July 11, 2011, acting as principal and agent on behalf of certain investors, Green Eagle Corp. converted the secured convertible debenture into 10,000,000 shares of the Company's common stock.

We issued the equity securities described in this section in reliance on the registration exemption provided by Section 4(2) of the Securities Act of 1933.

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

RESULTS OF OPERATIONS

Operating Expenses for the year ended March 31, 2011 aggregated $2,811,538.  For the year ended March 31, 2011, ($1,763,076) was used in General and Administrative Expenses and ($471,073) was used in Research and Development.

Operating Expenses for the year ended March 31, 2010 aggregated $2,935,831.  For the year ended March 31, 2010, ($2,346,680) was used in General and Administrative Expenses and ($515,279) was used in Research and Development.

For the year ended March 31, 2011, we had a net loss of $2,811,538 or ($0.07) per share as compared to $2,935,831 or ($0.14) per share for the year ended March 31, 2010. From the period from inception on October 7, 2008 to March 31, 2011 we had a net loss of $6,071,622.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2011, we had $8,730 cash on hand and a working capital deficit of $1,656,318.

Our management is currently making significant efforts to secure the needed financing, but we have not yet secured any commitments with respect to such financing. If we are not able to obtain financing in the amounts required or on terms that are acceptable to us, we may be forced to scale back, or abandon, our plan of operations.

Various conditions outside of our control may detract from our ability to raise the capital needed to execute our plan of operations, including overall market conditions in the international and local economies. We recognize that the United States economy has suffered through a period of uncertainty during which the capital markets have been depressed from levels established twelve months ago, and that there is no certainty that these levels will stabilize or reverse. Any of these factors could have a material impact upon our ability to raise financing and, as a result, upon our short-term or long-term liquidity.

Net Cash Used in Operating Activities
Operating activities in the year ended March 31, 2011 used cash of $736,909 compared to $715,934 in the year ended March 31, 2010. Operating activities in the period from inception on October 7, 2008 to March 31, 2011 used cash of $1,452,843.

Net Cash Used in Investing Activities
In the year ended March 31, 2011, investing activities provided cash of $(2,445) compared to $(10,986) in the year ended March 31, 2010. In the period from inception on October 7, 2008 to March 31, 2011, investing activities provided cash of $(13,431).

Net Cash Provided by Financing Activities
Financing activities in the year ended March 31, 2011 provided cash of $698,796 compared to $807,366 in the year ended March 31, 2010. In the period from inception on October 7, 2008 to March 31, 201, financing activities provided net cash of $1,506,162.

Going Concern
 As indicated in the accompanying financial statements, the Company has incurred cumulative net operating losses of $6,071,622 since inception of the development stage and has negative working capital of $1,656,318.  Management’s plans include the raising of capital through equity markets to fund future operations, a successful merger with a clinical research company and the generating of revenue through the new business.  Failure to raise adequate capital, complete a successful merger and generate adequate sales revenues could result in the Company having to curtail or cease operations.  Additionally, even if the Company does raise sufficient capital to support its operating expenses, complete a successful merger and  generate adequate revenues, there can be no assurances that the revenues will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

SIGNIFICANT ACCOUNTING POLICIES

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

Net Loss Per Common Share

The Company computes per share amounts in accordance with ASC Topic 260 Earnings per Share (EPS) which requires presentation of basic and diluted EPS.  Basic EPS is computed by dividing the income (loss) available to Common Stockholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS is based on the weighted-average number of shares of Common Stock and Common Stock equivalents outstanding during the periods.  A fully diluted calculation is not presented since the results would be anti-dilutive.  During the period ended March 31, 2011, unvested common shares of  $1,249,500 issued for future consulting and implement contracts were excluded from EPS calculations as they were not considered issued for accounting purposes.

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

Comprehensive Income

The Company adopted ASC 220-10, Reporting Comprehensive Income, (formerly SFAS No. 130), which  requires the reporting of comprehensive income in addition to net income from operations.

Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of information that historically has not been recognized in the calculation of net income.

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments.  For the Notes payable, the carrying amount reported is based upon the incremental borrowing rates otherwise available to the Company for similar borrowings.

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

Fair Value Measurements (Continued)

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

Uncertainty in Income Taxes

The Company follows ASC 740-10 Accounting for Uncertainty in Income Taxes (“ASC 740-10”).  This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach.  ASC 740-10 is effective for fiscal years beginning after December 15, 2006.  Management has adopted ASC 740-10, and evaluates tax positions on an annual basis, and have determined that as of March 31, 2011, no additional accrual for income taxes other than the federal and state provisions and related interest and estimated penalty accruals are considered necessary.

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

In January 2010, the FASB issued ASC Update No. 2010-06 “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements” which updated guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. This update requires new disclosures on significant transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy (including the reasons for these transfers) and the reasons for any transfers in or out of Level 3. This update also requires a reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis.  In addition to these new disclosure requirements, this update clarifies certain existing disclosure requirements. For example, this update clarifies that reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities rather than each major category of assets and liabilities. This update also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. This update became effective for the Company with the interim and annual reporting period beginning January 1, 2011, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will become effective for the Company with the interim and annual reporting period beginning January 1, 2012. The Company will not be required to provide amended disclosures for any previous periods presented for comparative purposes. Other than requiring additional disclosures, adoption of this update will not have a material effect on the Company’s financial statements.

Off-Balance Sheet Arrangements
We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes of financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, the Company is not required to provide this information.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NOVO ENERGIES CORPORATION AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

AUDITED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2011 AND 2010

CONTENTS
_____________________________________________________________________________________________

MEYLER & COMPANY, LLC
CERTIFIED PUBLIC ACCOUNTANTS
ONE ARIN PARK
1715 HIGHWAY 35
MIDDLETOWN, NJ 07748

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Novo Energies Corporation
Montreal, Canada

We have audited the accompanying consolidated balance sheets of Novo Energies Corporation and Subsidiary (a Development Stage Corporation) as of March 31, 2011 and 2010 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended March 31, 2011 and for the period October 7, 2008 (inception of Development Stage) to March 31, 2011.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Novo Energies Corporation and Subsidiary (a Development Stage Corporation) as of March 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2011 and for the period October 7, 2008 (inception of Development Stage) to March 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note A to the financial statements, the Company incurred a net loss from operations of $2,811,538 in the year ended March 31, 2011 and had negative working capital of $1,656,318 at March 31, 2011, and there are existing uncertain conditions the Company faces relative to its’ ability to obtain capital and operate successfully. These conditions raise substantial doubt about its’ ability to continue as a going concern.  Management’s plans regarding these matters are also described in Note A.  The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

/s/ Meyler & Company, LLC

Middletown, NJ
July 14, 2011

NOVO ENERGIES CORPORATION AND SUBSIDIARY
(A DEVELOPMENT STAGE CORPORATION)
CONSOLIDATED BALANCE SHEETS

ASSETS
	March 31,
	2011	2010

CURRENT ASSETS
Cash	$8,730	$54,806
Miscellaneous receivable	-	3,674
Total current assets	8,730	58,480

Equipment - net	8,353	9,504

TOTAL ASSETS	$17,083	$67,984

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Note Payable Caete Invest Trade, S.A.	$179,572	$163,215
Convertible Debenture	575,000	138,169
Accounts Payable	196,019	137,578
Accrued Interest	124,263	16,454
Accrued Professional Fees	256,858	23,170
Related party payables
Accrued Rent	78,000	71,500
Accrued Consulting	26,773	88,580
Accrued Salaries and Taxes	46,880	26,228
Accrued Travel and Entertainment	-	59,451
Due to Chairman and CEO	20,312	15,596
Note Payable Chief Executive Officer	161,371	-
Total Related Party Payables	333,336	261,355
Total current liabilities	$1,665,048	$739,941

LONG TERM LIABILITIES
Note Payable Chief Executive Officer	-	148,782

STOCKHOLDERS' DEFICIT
Common stock, par value $0.00001; 1,000,000,000 shares
authorized, 53,245,238 and 34,345,152 issued and
outstanding at March 31, 2011 and March 31, 2010,
respectively	532	344
Additional paid-in capital	12,976,186	10,986,545
Accumulated deficit from prior operations	(8,521,904)	(8,521,904)
Accumulated deficit during development stage	(6,071,622)	(3,260,084)
Accumulated other comprehensive loss	(31,157)	(25,640)
Total Stockholders' Deficit	(1,647,965)	(820,739)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$17,083	$67,984

NOVO ENERGIES CORPORATION AND SUBSIDIARY
(A DEVELOPMENT STAGE CORPORATION)
CONSOLIDATED STATEMENTS OF OPERATIONS

			Period from
			October 7, 2008
			(Inception of
	For the Year ended		Development)
	March 31,		to March 31,
	2011	2010	2011

OPERATING EXPENSES
General and Administrative	$1,763,076	$2,346,680	$4,434,009
Research and Development	471,073	515,279	986,352
Interest Expense	573,793	72,390	646,183
Depreciation Expense	3,596	1,482	5,078
Total Expenses	2,811,538	2,935,831	6,071,622

NET LOSS	(2,811,538)	(2,935,831)	(6,071,622)

NET LOSS PER SHARE
Basic and Diluted	$(0.07)	$(0.14)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	41,433,771	21,048,792

NOVO ENERGIES CORPORATION AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY CORPORATION)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
For the two years ended March 31, 2011 and Period from October 7, 2008 (Inception of Development Stage) to March 31, 2011

					Deficit
				Deficit	accumulated	Accumulated
			Additional	accumulated	during the	Other	Total
	Number of		Paid-in	from prior	development	comprehensive	stockholders'
	shares	Amount	Capital	operations	stage	income (loss)	deficit

Balance March 31, 2008	13,562,859	136	$8,364,267	$(8,511,289)		$364,610	$217,724

Shares issued in connection with consulting
services @ $0.116 per share	600,000	6	69,994				70,000

Net loss for nine months ended
September 30, 2008				(519,101)			(519,101)

Fractional share adjustment in connection
with reverse and forward splits	1,479

Adjustment for shares previously accrued and
not issued in connection with settlement
agreement - former Sales VP Atlantic Wines	(12,000)

Translation adjustment						268,622	268,622

Balance September 30, 2008 prior to spinout	14,152,338	142	8,434,261	(9,030,390)	0	633,232	37,245

Loss on spinout of Mount Rozier Estates
and Properties				(124,746)			(124,746)

Realization of Foreign Currency Adjustments				633,232		(633,232)	0

Shares issued in connection with consulting
services @ $0.10 per share	3,000,000	30	299,970				300,000

Net loss for year ended March 31, 2009					(324,253)		(324,253)

Balance March 31, 2009	17,152,338	$172	$8,734,231	$(8,521,904)	$(324,253)	$0	$(111,754)

Shares issued in connection with private placements @
$0.288-$0.336 per share	388,928	4	123,231				123,235

Warrants issued in connection with private placements @
$0.028 - $0.124 per share			12,892				12,892

Common Stock issued as commitment shares
in connection with convertible debenture	6,085,193	61	368,689				368,750

Warrants issued as compensation for services
rendered @$0.271 - $0.982 per share			171,807				171,807

Shares issued for consulting services
@ $0.10 - $1.00 per share	8,814,118	88	1,085,161				1,085,249

Shares issued to settle accounts payable obligation
@ $0.21 per share	1,404,575	14	294,947				294,961

Shares to be issued for settlement agreement @ $0.23	500,000	5	114,995				115,000

Fair Value of beneficial conversion feature of
Convertible notes			80,592				80,592

Net loss for year ended March 31, 2010					(2,935,831)		(2,935,831)

Translation adjustment						(25,640)	(25,640)

Total Comprehensive Loss							(2,961,471)

Balance March 31, 2010	34,345,152	$344	$10,986,545	$(8,521,904)	$(3,260,084)	$(25,640)	$(820,739)

During the period April 1, 2010 to September 30,
2010, sale of common stock under private
placement agreements at $0.10 per share.	1,550,000	16	154,984				155,000

During the period October 1, 2010 to March 31,
2010, sale of common stock under private
placement agreements at $0.05 per share.	10,278,500	103	543,693				543,796

Issuance of shares on June 7, 2010 under
a consulting agreement at $0.05 per share.	30,000	1	1,499				1,500

Issuance of shares on August 1, 2010 under
a consulting agreement at $0.11 per share.	1,500,000	15	134,985				135,000

Amendment of chief executive officer employment
contract to include 1,200,000 shares of common
stock valued at $0.18 per share.	1,200,000	12	71,988				72,000

Cancellation of Elso consulting agreement and
retirement of shares.	(900,000)	(9)	(89,991)				(90,000)

Shares issued for consulting services vested
during the year at $0.10 to $1.00.	1,241,586	10	682,523				682,533

Issuance of shares under a consulting contract
dated February 1, 2011 at $0.08 per share.	1,000,000	10	79,990				80,000

Fair value of Affiliate shares used to compensate
consultants for services performed.			140,000				140,000

Modification of Seth Shaw consulting contract
on March 28, 2011 to issue additional
shares at $0.09 per share.	3,000,000	30	269,970				270,000

Net loss for year ended March 31, 2011					(2,811,538)		(2,811,538)

Translation adjustment						(5,517)	(5,517)

Total Comprehensive Loss							(2,817,055)

Balance March 31, 2011	53,245,238	532	12,976,186	(8,521,904)	(6,071,622)	(31,157)	(1,917,965)

NOVO ENERGIES CORPORATION AND SUBSIDIARY
(A DEVELOPMENT STAGE CORPORATION)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Period from
			October 7, 2008
			(Inception of
			Development)
	For the Year Ended March 31,		to March 31,
	2011	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,811,538)	$(2,935,831)	$(6,071,622)
Adjustments to reconcile net loss to cash provided by
(used in) operating activities:
Stock based compensation	1,291,034	1,257,061	2,848,095
Shares issued in Settlement Agreement	-	114,995	114,995
Note Payable Discount Amortization	390,777	55,905	446,682
Convertible Debenture Repayment Premium	75,000		75,000
Depreciation	3,596	1,482	5,078
Decrease (increase) in assets
Miscellaneous Receivable	3,674	(3,674)	-
Increase (decrease) in liabilities
Accounts Payable	58,441	604,903	673,977
Accrued Interest	107,809	16,454	124,263
Accrued Professional Fees	233,688	12,536	246,224
Related party payables	(89,390)	160,235	84,465
Cash used in operating activities	(736,909)	(715,934)	(1,452,843)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Equipment	(2,445)	(10,986)	(13,431)
Cash used in investing activities	(2,445)	(10,986)	(13,431)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Note Payable	-	242,000	242,000
Repayment of Note Payable	-	(62,428)	(62,428)
Proceeds from Convertible Debenture	-	491,667	491,667
Issuance of Common Stock	698,796	136,127	834,923
Cash provided by financing activities	698,796	807,366	1,506,162

Foreign Currency Translation Effect	(5,518)	(25,640)	(31,158)

NET (DECREASE) / INCREASE IN CASH	(46,076)	54,806	8,730

CASH, BEGINNING OF PERIOD	54,806	-	-
CASH, END OF PERIOD	$8,730	$54,806	$8,730

NOVO ENERGIES CORPORATION AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY CORPORATION)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Period from
			October 7, 2008
			(Inception of
			Development)
	For the Year Ended March 31,		to March 31,
	2011	2010	2011

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest and Taxes Paid	-	-	-

NON CASH ITEMS

Beneficial Conversion feature of debentures		$80,592	$80,592
Shares issued to settle accounts payable obligations		$294,961	$294,961
Debenture Commitment shares		$368,750	$368,689
Note Payable to Officer in settlement of payables		$172,364	$172,364

Note Payable to Officer in settlement of payables		$(172,364)	$(172,364)
Common shares issued for accounts payable and debenture
commitment shares		$(75)	$(75)
Additional Paid in Capital:
Shares issued to settle accounts payable		$(294,947)	$(294,947)
Beneficial conversion feature of debenture		$(80,592)	$(80,592)
Debenture commitment shares		$(368,689)	$(368,689)

NOTE A– NATURE OF BUSINESS, GOING CONCERN, AND PRESENTATION

Nature of Business

Novo Energies Corporation (“Novo”) is involved in the business of exploiting new technologies for the clean production of energy,  The core of Novo’s technology was to recycle tires and plastics into energy as a Multi Stage Hybrid Gasification System (“MSHG”), which undertakes the conversion of carbonaceous feedstock to a gaseous end-product with an upgraded heating value in an environmentally friendly manner, and which does not involve combustion or any other reagents or other pollutants.  However, upon the completion of the merger of its wholly-owned subsidiary with ICRI, the Company will abandon this business and adopt the business of ICRI.

Going Concern

As indicated in the accompanying financial statements, the Company has incurred cumulative net operating losses of $6,071,622 since inception of the development stage and has negative working capital of $1,656,318.  Management’s plans include the raising of capital through equity markets to fund future operations, a successful merger with a clinical research company and the generating of revenue through the new business.  Failure to raise adequate capital, complete a successful merger and generate adequate sales revenues could result in the Company having to curtail or cease operations.  Additionally, even if the Company does raise sufficient capital to support its operating expenses, complete a successful merger and  generate adequate revenues, there can be no assurances that the revenues will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Net Loss Per Common Share

The Company computes per share amounts in accordance with ASC Topic 260 Earnings per Share (EPS) which requires presentation of basic and diluted EPS.  Basic EPS is computed by dividing the income (loss) available to Common Stockholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS is based on the weighted-average number of shares of Common Stock and Common Stock equivalents outstanding during the periods.  A fully diluted calculation is not presented since the results would be anti-dilutive.  During the period ended March 31, 2011, unvested common shares of  $1,249,500 issued for future consulting and implement contracts were excluded from EPS calculations as they were not considered issued for accounting purposes.

Stock Based Compensation

The Company accounts for stock issued for services in accordance with Topic ASC 718 Compensation-Stock Compensation (formerly SFAS No. 123R “Share Based Payments”).  Under this topic, the Black- Scholes pricing model is used to estimate the fair value of options and warrants issued.  All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity

Stock Based Compensation (Continued)

instrument issued, whichever is more reliably measurable.  Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based upon the fair value of the equity instruments issued.

Comprehensive Income

The Company adopted ASC 220-10, Reporting Comprehensive Income, (formerly SFAS No. 130), which  requires the reporting of comprehensive income in addition to net income from operations.

Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of information that historically has not been recognized in the calculation of net income.

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments.  For the Notes payable, the carrying amount reported is based upon the incremental borrowing rates otherwise available to the Company for similar borrowings.

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

Fair Value Measurements (Continued)

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

Uncertainty in Income Taxes

The Company follows ASC 740-10 Accounting for Uncertainty in Income Taxes (“ASC 740-10”).  This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach.  ASC 740-10 is effective for fiscal years beginning after December 15, 2006.  Management has adopted ASC 740-10, and evaluates tax positions on an annual basis, and have determined that as of March 31, 2011, no additional accrual for income taxes other than the federal and state provisions and related interest and estimated penalty accruals are considered necessary.

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

In January 2010, the FASB issued ASC Update No. 2010-06 “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements” which updated guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. This update requires new disclosures on significant transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy (including the reasons for these transfers) and the reasons for any transfers in or out of Level 3. This update also requires a reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis.  In addition to these new disclosure requirements, this update clarifies certain existing disclosure requirements. For example, this update clarifies that reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities rather than each major category of assets and liabilities. This update also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. This update became effective for the Company with the interim and annual reporting period beginning January 1, 2011, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will become effective for the Company with the interim and annual reporting period beginning January 1, 2012. The Company will not be required to provide amended disclosures for any previous periods presented for comparative purposes. Other than requiring additional disclosures, adoption of this update will not have a material effect on the Company’s financial statements.

NOTE C - EQUIPMENT

The Company’s equipment is as follows:
	March 31
	2011	2010	Estimated Life
Computer and office equipment	$13,431	$10,986	5 years
Less: accumulated depreciation	5,078	1,482
	$8,353	$9,504

NOTE D –  NOTE PAYABLE TO CAETE INVEST TRADE, S.A.

On November 1, 2009, the Company issued a $242,000 promissory note to Caete Invest Trade, S.A. maturing on October 31, 2010.  The note is currently in default. The note bears interest at the rate of 10% per annum and is payable at maturity.  The Company’s Chief executive Officer has a beneficial ownership interest in Caete Invest Trade, S.A. The face amount of the note plus accrued interest is convertible into unregistered common stock of the company at the lesser of 100% of the volume weighted average price (“VWAP”) of common stock as reported by Bloomberg L.P. on the day prior to the conversion date and a 15% discount to the lowest daily closing “VWAP” of common stock during the five days prior to the conversion date.  The Company,  in  accordance  with  EITF 98-5  and  00-27, utilized  the  Market  approach  to  value  the  debt  instrument and concluded that a beneficial conversion feature exists since the effective conversion price of shares was less than the stock price at commitment date.  The 15% discount created a beneficial conversion feature at the commitment date aggregating $36,300 which is being accreted monthly from the issuance date of the promissory note through maturity and is being recorded as additional interest expense.   On February 4, 2010, $62,428 of the loan was repaid.  At March 31, 2011, the loan balance is $179,572 and at March 31, 2010, the loan balance was $163,215 net of the unamortized discount of $16,357.

NOTE E – RELATED PARTY PAYABLES

At March 31, 2011, the related party payables of $333,336 consists of: (a) expenses paid by the Chief Executive Officer on behalf of the Company, aggregating $20,312; (b) compensation due other consultants deemed to be shareholders, aggregating $73,653; (c) note payable to Chief Executive Officer of $161,371; and (d)  unpaid rent payable to Maria Laura Gomez, wife of the Chief Executive Officer aggregating $78,000.

NOTE F – NOTE PAYABLE TO CHIEF EXECUTIVE OFFICER

On January 21, 2010, the Company owed its Chief Executive Officer approximately $376,560 for salary and expenditures paid by him on behalf of the company.  The company and its Chief Executive Officer agreed to formalize a portion of the debt and issued a $172,364 promissory note maturing on January 21, 2012.  The note bears interest at the rate of 10% per annum and is payable at maturity.  The face amount of the loan plus accrued interest is convertible into unregistered common stock of the company at the lesser of 100% of the volume weighted average price (“VWAP”) of common stock as reported by Bloomberg L.P. on the day prior to the conversion date and a 15% discount to the lowest daily closing “VWAP” of common stock during the five days prior to the conversion date.  The Company, in accordance with EITF 98-5 and 00-27, utilized the Market approach to value the debt instrument and concluded that a beneficial conversion feature exists since the effective conversion price of shares was less than the stock price at commitment date.  The 15% discount created a beneficial conversion feature at the commitment date aggregating $55,923 which will be accreted monthly from the issuance date of the promissory note through maturity and will be recorded as additional interest expense.   Accordingly, at March 31, 2011 and 2010, the loan has been recorded at $161,371 and $148,782, respectively, net of the unamortized discount of $10,993 and $23,582, respectively at March 31, 2011 and 2010.

NOTE G – CONVERTIBLE DEBENTURE

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

Additionally, 15% of the Debenture was allocated to a beneficial conversion feature in accordance with EITF 98-5 and EITF 00-27.  The Company concluded that the 15% discount created a beneficial conversion feature at the commitment date since the effective conversion price of the shares was less than the stock price at the commitment date.  The beneficial conversion feature and the pro rata value of the commitment shares aggregated $395,521 which will be accreted monthly from the issuance date of the Debenture through maturity and will be recorded as additional interest expense and credited to additional paid in capital.

The loan is currently in default for non-payment.  At March 31, 2011, the Company recorded the 15% redemption premium which is required upon repayment, and the additional 5% interest penalty resulting from the loan being in  default for non-payment of interest.

On June 1, 2011, the loan, under a debt assignment agreement, was transferred to Green Eagle Capital Corp. who was acting as principal and agent on behalf of certain investors, which is owned by a shareholder of the Company.

NOTE H- STOCKHOLDERS’ EQUITY

On May 1, 2009, the Company issued 3,000,000 shares of its common stock to Andre L’Heureux, President of the Company, in connection with his employment contract.  The original contract specified that these shares vest at the rate of 83,333 per month over a three year period. On October 21, 2009, Mr. L’Heureux resigned as President and became Chief Technical Officer. On October 1, 2010, the Board modified the agreement to provide for the immediate vesting of all unearned shares. The shares were valued at $0.10 per share utilizing May 1, 2009 as the measurement date.

On May 1, 2009, the Company entered into a consulting agreement with JMR Holdings, Inc. to assist the Company in developing a business strategy, an acquisition strategy, and a sales and marketing strategy.  In connection with the agreement, the Company issued 3,000,000 shares of its common stock at $0.10 per share utilizing May 1, 2009 as the measurement date which are to vest at the rate of 83,333 per month over a three year period.  This agreement was amended on December 1, 2009 with immediate vesting of all issued shares.

On May 1, 2009, the Company entered into an agreement with Jeffrey Wolin to provide managerial consulting services. In connection with the agreement, the Company issued 450,000 shares which will vest at the rate of 12,500 shares per month.  The shares were valued at $0.10 per share utilizing May 1, 2009 as the measurement date. On December 1, 2009, this agreement was amended to award 50,000 shares per month beginning January 1, 2010.  The additional shares were valued at $0.30 per share utilizing December 1, 2009 as the measurement date.  Mr. Wolin was to receive a total of 1,575,000 shares over the entire 3 year duration of the contract. On July 1, 2011, the Company terminated its relationship with Jeffrey Wolin.  In settlement of the agreement, Mr. Wolin agreed to receive 375,000 shares of the Company’s common stock.  In total, Mr. Wolin received 825,000 shares.

On May 1, 2009, the Company entered into an agreement with William Rosenstadt and Steven Sanders, the firm’s legal counsel, to assist the Company in developing business strategy, acquisition strategy, sales and marketing strategies, and other services mutually agreed to between the parties and the Company.  The agreement calls for the issuance of 499,038 shares of common stock for the period May 1, 2009 to April 30, 2010.  As of March 31, 2010, 450,000 shares were issued at $0.10 per share utilizing May 1, 2009 as the measurement date.  On July 2, 2010, a resolution was approved by the Company to issue the balance of the shares.

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

On July 1, 2009, the Company entered into a consulting agreement with The Group Marcel Tremblay to provide consulting services relating to sales and business strategies. In connection with the agreement, the Company will issue 25,000 shares of its common stock at $1.00 per share utilizing July 1, 2009 as the measurement date which will vest at the rate of 2,083 per month over a 12 month period.  On July 1, 2009, the Company issued 200,000 warrants valued at $0.982 per warrant to be vested over a 12 month period at 16,366 per month. On February 1, 2010, the Company modified the agreement canceling the warrants and issuing 360,000 shares of its common stock to be vested over a 36 month period retroactive to July 1, 2009.  The incremental value between the fair value of the shares at the measurement date of February 1, 2010 and the fair value of the warrants cancelled was $0.16 per share. On May 15, 2010, the Company terminated this contract.

On July 1, 2009, the Company entered into a consulting agreement with Faisal Farooq Butt to provide consulting services relating to corporate strategies as well as sales and marketing strategies for an eighteen month period beginning July 15, 2009.  In connection with the agreement, the Company issued 200,000 shares of its common stock valued at $.93 per share utilizing July 15, 2009 as the measurement date. The shares will vest over an 18 month period.  On December 1, 2009, this contract was amended to award 50,000 shares per month effective January 1, 2010 and extended for an additional 30 months.  Mr. Butt would then receive a total of 1,566,666 shares over the term of the contract.  The share differential was valued at $0.30 per share utilizing December 1, 2009 as the measurement date.  On February 1, 2011, the Company terminated its agreement with Faisal Farooq Butt and the Company agreed to issue 500,000 shares of its common stock in connection with the termination.

On July 1, 2009, the Company entered into a consulting agreement with Jenkins Hill International to provide business and sales strategies.  In connection with the agreement, the Company issued 250,000 shares of its common stock valued at $1.00 per share utilizing July 1, 2009 as the measurement date which will vest at the time of issue.

Effective October 23, 2009, the Company entered into an employment agreement with Hakim Zahar as the President of the Company.  The agreement called for a base salary of $10,000 per month with payments starting November 15, 2009.  The executive was to receive a minimum of 50,000 shares of the Company’s common stock per month starting on the effective date of this agreement.  This agreement could be terminated by either party at will.  On May 28, 2010, the Company terminated the contract and agreed to compensate Mr. Zahar through February 15, 2010.  In accordance with the settlement agreement, 200,000 shares of the Company’s common stock were issued at a price of $0.44 per share based upon the commitment  debt.

Effective August 15, 2009, the Company entered into a consulting agreement with Rubenstein Investor Relations, Inc. to provide consulting services with respect to matters concerning financial and investment communities for a minimum of six months.  In addition to a monthly fee, the Company issued 200,000 five year warrants, exercisable at $0.40 per share.  The warrants were valued using the Black-Scholes Option Pricing Model at $0.27 per share.

On November 1, 2009, the company entered into a consulting agreement with Philippe Germaine to provide investor relations and consulting services. In connection with the agreement, the Company would pay a monthly retainer of $3,000 per month, and issue 15,000 shares of its common stock per month.  In addition, Mr. Germaine received a cash signing bonus of $9,000. Mr. Germaine’s contract was terminated on June 15, 2010.

Between October 22, 2009 and November 4, 2009, the Company sold, under private placement agreements to four different individuals, 159,929 units consisting of one share of common stock and one warrant for every two shares sold.  The units were sold at $0.35 per unit resulting in $55,975 proceeds to the Company.  The warrants were valued at approximately $0.12 per unit using Black-Scholes Option pricing model and classified as additional paid in capital.

On January 21, 2010, the Company agreed to convert $124,960 of professional and consulting fees to common stock valued at $0.21 per share.  Additionally, the Chief Executive Officer converted unpaid salaries and expenses paid on behalf of the Company totaling $170,000, to common stock valued at $0.21 per share.

On January 26, 2010, the Company entered into a secured convertible debenture maturing on January 26, 2011.  In connection with the debenture issuance, the Company issued 6,085,193 shares of its common stock valued at $368,750.  See Note G-Convertible Debenture.

On March 30, 2010, the Company cancelled its agreement with Colorado Tire Recycling, LLC.  In connection with the contract cancellation, the Company issued 500,000 shares of its common stock valued at $0.23 per share utilizing March 30, 2010 as the measurement date, aggregating $115,000.

On June 7, 2010, the Company entered into a six month consulting agreement with Olga Finkelstein to assist the Company in developing a public relations strategy, new investor awareness strategies and communications.  The consulting contract called for a monthly cash payment of $2,000 and 5,000 shares per month.  The shares were to be valued at $0.05 per share, the value at commitment date. On December 1, 2010 the Company terminated the agreement. As a result, Novo Energies Corporation agreed to issue 30,000 common shares to Olga Finkelstein.

On August 1, 2010, the Company entered into a consulting agreement with Seth Shaw to assist the Company in developing a business strategy, an acquisition strategy and other services.  The term of agreement is one year commencing July 15, 2010.  Mr. Shaw received 1,500,000 shares at $0.11 per share aggregating $165,000.  The compensation is being recorded on a monthly basis.  On March 28, 2011, the contract was modified increasing the compensation to 4,500,000 shares.  The additional 3,000,000 shares were valued at $0.09, the fair value on date of commitment.

On August 18, 2010, the Board approved the issuance of 1,200,000 shares of its common stock to its Chief Executive in accordance with his amended employment contract.  The shares vest at the rate of 50,000 shares per month over a 24 month period commencing June 18, 2010 and have been valued at $0.18 per share, the fair market value at the date of commitment.

During the twelve months ended March 31, 2011, the Company, under various private placement agreements, sold 1,550,000 shares of its common stock at $0.10 per  share aggregating $155,000 and  10, 278,500 shares of its common stock at $0.05 aggregating $543,796.

On February 1, 2011, the Company entered into a consulting agreement with Larry Caito to assist the Company in developing business and acquisition strategies and any other services mutually agreed to between the Company and consultant.  The term of the agreement is for one year.  Mr. Caito, as compensation, received 1,000,000 shares of the Company’s common stock which vest immediately.  The shares were valued at $0.08 per share, the fair market value of the stock as at the date of commitment.

NOTE I – PROVISION FOR INCOME TAXES

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

Deferred tax assets consist of the following:	March 31
	2011	2012
Net operating losses	$960,000	$500,000
Valuation allowance	-960,000	500,000
	$-	$-

At March 31, 2011, the Company had a U.S. net operating loss carryforward in the approximate amount of $5,500,000 available to offset future taxable income through 2031. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.  The Company also has a Canadian carry forward loss which approximates $550,000 and is available to offset future taxable income through 2031.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the periods ended March 31, 2011 and 2010 is summarized as follows:

	2011	2010
Federal statutory rate	-34.00%	-34.00%
State income taxes, net of federal benefits	3.3	3.3
Valuation allowance	30.7	30.7
	0%	0%

NOTE J – FAIR VALUE MEASUREMENTS

On January 1, 2008, the Company adopted ASC 820 which defines fair value, provides a consistent framework for measuring fair value under generally accepted accounting principles and expands fair value financial statement disclosure requirements.  ASC 820’s valuation techniques are based on

NOTE J – FAIR VALUE MEASUREMENTS (CONTINUED)

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
Level 3 inputs:  Instruments with primarily unobservable value drivers.

NOTE K –  WARRANTS

The following table summarizes the activity of the warrants issued by the Company during the year ended March 31, 2011:

Balance March 31, 2010	Number of Warrants	Exercise Price	Expiration Date
Issued	-
Private placements	194,465	$0.75	7/2012 to 11/2012
Consulting contracts	400,000	$0.35 to $0.40	8/2014
Cancelled-consulting contract	-200,000	$0.35
Exercised	-

Balance March 31, 2011	394,465

Under the private placements agreements, each warrant entitles the holder to purchase one share of the Company’s common stock for $0.75 per share and the warrants expire three years from the date of issuance.

The warrants were valued utilizing the following assumption employing the Black-Scholes Pricing Model:

	Consulting Agreements	Private Placements
Volatility	84.23% to 190.65%	94.99% to 195.52%
Risk-free rate	2.51% to 2.68%	1.42% to 1.52%
Dividend	-	-
Expected life of warrants	5	3

NOTE L - COMMITMENTS AND CONTINGENCIES

On April 1, 2010, the Company entered into a lease with Mari Laura Gomez, wife of the Chief Executive Officer, for its office facility, which is now owned by her. The lease is for a period of one year commencing April 1, 2010 to 2011 with a monthly rent of $6,500.  The lease was extended for 1 year to April 2011 for the same monthly rent.

On May 28, 2010, the Company entered into a Technology Co-operation Agreement with Novo Energies International, Ltd. (NEI) that permits NEI to utilize the Company’s technology and know-how for the sole purpose of building and operating facilities at NEI’s expense that incorporate all or any portion of the Company’s technology throughout the entire world except for all of the countries within North America, Central America and South America for a term of 10 years which may be renewed for an additional 10 year term.  As consideration for the know-how and other technical information, the Company will receive 12.5% of NEI’s issued and outstanding shares with anti-dilution rights.  Such anti-
dilution rights shall expire when NEI raises a minimum of 3,000,000 British pounds.  In connection with the agreement, the Company’s Chief Executive Officer and the Company’s then Interim President, Faisal Farooq Butt were appointed as Directors to NEI’s Board of Directors and each received 4% and 2%, respectively, of NEI’s common stock.  At March 31, 2010, NEI has not raised any investment capital and has had no operating activity.

On June 18, 2010, the Company amended the Chief Executive’s employment contract whereby he will receive 1,200,000 shares of Company common stock and vest at the rate of 50,000 shares per month over a 24 month period commencing June 18, 2010.

NOTE M –  SUBSEQUENT EVENTS

Subsequent to the year ended March 31, 2011, the Company through various private placements sold approximately 5,320,000 shares of its common stock at $0.05 per share aggregating $266,000.

On May 17, 2011, the Company entered into an exclusive memorandum of understanding with Immunovative Clinical Research, Inc. (“ICRI”), a Nevada corporation and wholly-owned subsidiary of Immunovative Therapies, Ltd., an Israeli Corporation (“Immunovative”) pursuant to which the Company and ICRI will pursue a merger resulting in the Company owning ICRI.  The parties have agreed to complete a definitive agreement and plan of merger contemporaneous with closing the transaction as contemplated by its memorandum of understanding.  The memorandum of understanding shall remain in full force and effect until the earlier of (1) a consummation of the merger; or (2) the expiration of 150 days, unless otherwise extended by the parties.

On June 1, 2011, the Company’s secured convertible debenture through a debt assignment instrument was transferred to Green Eagle Capital Corp. who was acting as principal and agent for certain investors.  Green Eagle Capital Corp. is a corporation controlled by a shareholder of the company.  See Note G to the financial statements.

On July 11, 2011, as principal and agent for certain investors, Green Eagle Capital Corp., converted the secured convertible debenture into 10,000,000 shares of the Company common stock.

On July 13, 2011, Sanders Ortoli Vaughn-Flam Rosenstadt LLP, the Company’s counsel converted $100,000 of debt owed to it for services rendered and expenses incurred prior to December 31, 2010 into 1,000,000 shares of the Company’s common stock.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with our principal independent accountants.

ITEM 9A. CONTROLS AND PROCEDURES

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

Report On Internal Control Over Financial Reporting — The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’ internal control over financial reporting as of March 31, 2011. This evaluation was based on criteria for effective internal control over financial reporting set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting is not effective as of March 31, 2011 due to the following material weaknesses: (a) we have a single director, (b) we do not have an audit committee, and (c) there is no segregation of duties in connection with our accounting. The Company is striving to improve on timely reporting and financial controls. The Company has determined that the material weaknesses identified by the Chief Executive Officer and Chief Financial Officer were in effect for the entire year ended March 31, 2011.  The Company recognizes the material weaknesses and is taking the following action to mitigate them: (1) we are adding two additional members to our Board of Directors, one being an outside director, (2) we have retained a local accounting firm to assist us in expediting our financial reporting process and (3) we continue to pursue new methods for making our financial reporting process more effective and efficient.  This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

Report On Disclosure Controls And Procedures — As of March 31, 2011, management carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, it concluded that the Company’s disclosure controls and procedures are not effective in ensuring that information required to be disclosed in its periodic filings under the Exchange Act is accumulated and communicated to us to allow timely decisions regarding required disclosures, and such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

ITEM 9B.  OTHER INFORMATION

Subsequent to the year ended March 31, 2011, the Company through various private placements sold approximately 5,320,000 shares of its common stock at $0.05 per share aggregating $266,000.

On May 17, 2011, the Company entered into an exclusive memorandum of understanding with Immunovative Clinical Research, Inc. (“ICRI”), a Nevada corporation and wholly-owned subsidiary of Immunovative Therapies, Ltd., an Israeli Corporation (“Immunovative”) pursuant to which the Company and ICRI will pursue a merger resulting in the Company owning ICRI.  The parties have agreed to complete a definitive agreement and plan of merger contemporaneous with closing the transaction as contemplated by its memorandum of understanding.  The memorandum of understanding shall remain in full force and effect until the earlier of (1) a consummation of the merger; or (2) the expiration of 150 days, unless otherwise extended by the parties.

On June 1, 2011, the Company’s secured convertible debenture through a debt assignment instrument was transferred to Green Eagle Capital Corp. who acted as principal and agent on behalf of certain investors.  Green Eagle Capital Corp. is a corporation controlled by a shareholder of the company.  See Note G to the financial statements.

On July 11, 2011, acting as principal and agent on behalf of certain investors, Green Eagle Capital Corp. converted the secured convertible debenture into 10,000,000 shares of the Company common stock.

On July 13, 2011, Sanders Ortoli Vaughn-Flam Rosenstadt LLP, the Company’s counsel, converted $100,000 of debt owed to it for services rendered and expenses incurred prior to December 31, 2010 into 1,000,000 shares of the Company’s common stock.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

OFFICERS AND DIRECTORS

Messr. Antonio Treminio is the sole director of the Company. The Company's director is elected at each Annual Meeting of Shareholders. The sole director currently serving on the Company's Board and the executive officers are set forth in the table below:

Name	Age	Positions and Offices With The Company
Antonio Treminio	41	Chief Executive Officer and Chairman of the Board

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

ITEM 11. EXECUTIVE COMPENSATION

Except as set out below, the Company has not paid in either 2011 or 2010 any annual or long-term compensation through the latest practicable date to the Chief Executive Officer of the Company and sole director of the Company or to any executive officers of the Company or directors of the Company who held such positions during 2011.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Antonio Treminio	2009	60,000							60,000
	2010	120,000							120,000
	2011	120,000							120,000

Faisal Butt	2011	24,802							24,802

Andre L’Heureux	2010	25,500		91,667			208,333		325,000

Hakim Zahar	2010	40,000		88,600					128,600

Employment Contracts

On May 1, 2009, the Company issued 3,000,000 shares of its common stock to Andre L’Heureux, President of the Company, in connection with his employment contract.  The original contract specified that these shares vest at the rate of 83,333 per month over a three year period. On October 21, 2009, Mr. L’Heureux resigned as President and became Chief Technical Officer. On October 1, 2010, the Board modified the agreement to provide for the immediate vesting of all unearned shares. The shares were valued at $0.10 per share utilizing May 1, 2009 as the measurement date.

Effective October 23, 2009, the Company entered into an employment agreement with Hakim Zahar as the President of the Company.  The agreement called for a base salary of $10,000 per month with payments starting November 15, 2009.  The executive was to receive a minimum of 50,000 shares of the Company’s common stock per month starting on the effective date of this agreement.  This agreement could be terminated by either party at will.  On May 28, 2010, the Company terminated the contract and agreed to compensate Mr. Zahar through February 15, 2010.  In accordance with the settlement agreement, 200,000 shares of the Company’s common stock were issued at a price of $0.44 per share based upon the commitment debt.

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

On January 21, 2010, the Company owed its Chief Executive Officer approximately $376,560 for salary and expenditures paid by him on behalf of the company.  The company and its Chief Executive Officer agreed to formalize a portion of the debt and issued a $172,364 promissory note maturing on January 21, 2012.  The note bears interest at the rate of 10% per annum and is payable at maturity.  The face amount of the loan plus accrued interest is convertible into unregistered common stock of the company at the lesser of 100% of the volume weighted average price (“VWAP”) of common stock as reported by Bloomberg L.P. on the day prior to the conversion date and a 15% discount to the lowest daily closing “VWAP” of common stock during the five days prior to the conversion date.  The Company, in accordance with EITF 98-5 and 00-27, utilized the Market approach to value the debt instrument and concluded that a beneficial conversion feature exists since the effective conversion price of shares was less than the stock price at commitment date.  The 15% discount created a beneficial conversion feature at the commitment date aggregating $55,923 which will be accreted monthly from the issuance date of the promissory note through maturity and will be recorded as additional interest expense.   Accordingly, at March 31, 2011 and 2010, the loan has been recorded at $161,371 and $148,782, respectively, net of the unamortized discount of $10,993 and $23,582, respectively at March 31, 2011 and 2010.

At March 31, 2011, the related party payables of $333,336 consists of: (a) expenses paid by the Chief Executive Officer on behalf of the Company, aggregating $20,312; (b) compensation due other consultants deemed to be shareholders, aggregating $73,653; (c) note payable to Chief Executive Officer of $161,371; and (d) unpaid rent payable to Maria Laura Gomez, wife of the Chief Executive Officer aggregating $78,000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners

The following table sets forth information regarding the beneficial ownership of the shares of the Common Stock (the only class of shares previously issued by the Company) at March 31, 2011 by (i) each person known by the Company to be the beneficial owner of more than five percent (5%) of the Company’s outstanding shares of Common Stock,  (ii) each director of the Company, (iii) the executive officers of the Company, and (iv) by all directors and executive officers of the Company as a group.  Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person and can be contacted at the address of the Company.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner(1)	Percent of Class

Antonio Treminio	5,009,524	8%
650 Notre Dame West
Apt 1101
Montreal, QUE H3C 1J2
Canada
All executive officers and directors as a group (1 person)	5,009,524	8%

Major Stockholders:
Trafalgar Capital Specialized Investment Fund	8,585,193	14%
The Dickens, Kirk Street
16 Northington Street
London WC1N 2DG

(1) Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of the date of this Annual Report. As of the date of this Annual Report, there were 61,254,638 shares of common stock issued and outstanding.

Changes in Control
We are unaware of any contract, or other arrangement or provision, the operation of which may at a subsequent date result in a change of control of our Company.

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

At March 31, 2011, the related party payables of $333,336 consists of: (a) expenses paid by the Chief Executive Officer on behalf of the Company, aggregating $20,312; (b) compensation due other consultants deemed to be shareholders, aggregating $73,653; (c) note payable to Chief Executive Officer of $161,371; and (d) unpaid rent payable to Maria Laura Gomez, wife of the Chief Executive Officer aggregating $78,000.

On January 21, 2010, the Company owed its Chief Executive Officer approximately $376,560 for salary and expenditures paid by him on behalf of the company.  The company and its Chief Executive Officer agreed to formalize a portion of the debt and issued a $172,364 promissory note maturing on January 21, 2012.  The note bears interest at the rate of 10% per annum and is payable at maturity.  The face amount of the loan plus accrued interest is convertible into unregistered common stock of the company at the lesser of 100% of the volume weighted average price (“VWAP”) of common stock as reported by Bloomberg L.P. on the day prior to the conversion date and a 15% discount to the lowest daily closing “VWAP” of common stock during the five days prior to the conversion date.  The Company, in accordance with EITF 98-5 and 00-27, utilized the Market approach to value the debt instrument and concluded that a beneficial conversion feature exists since the effective conversion price of shares was less than the stock price at commitment date.  The 15% discount created a beneficial conversion feature at the commitment date aggregating $55,923 which will be accreted monthly from the issuance date of the promissory note through maturity and will be recorded as additional interest expense.   Accordingly, at March 31, 2011 and 2010, the loan has been recorded at $161,371 and $148,782, respectively, net of the unamortized discount of $10,993 and $23,582, respectively at March 31, 2011 and 2010.

On April 1, 2010, the Company entered into a lease with Mari Laura Gomez, wife of the Chief Executive Officer, for its office facility, which is now owned by her. The lease is for a period of one year commencing April 1, 2010 to 2011 with a monthly rent of $6,500.  The lease was extended for 1 year to April 2011 for the same monthly rent.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

	Year Ended March 31, 2011	Year Ended March 31, 2010

Audit Fees	$100,000	$85,000
Audit Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
	$100,000	$85,000

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number Exhibit Description

10.1
Debt Assignment Agreement among the Company, Green Eagle Capital Corp. as principal and agent to certain investors, Trafalgar Capital SARL, Trafalgar Capital Specialized Investment Fund-FIS dated June 9, 2011

10.2	Conversion Agreement Between the Company and Green Eagle Capital Corp. as principal and agent to certain investors dated July 8, 2011
31.1	Section 302 Certification
32.1	Section 906 Certification

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVO ENERGIES CORPORATION

/s/ Antonio Treminio
Name: Antonio Treminio
Title: Chairman of the Board, Chief Executive Officer,
Chief Financial Officer and Secretary
Date: July 14, 2011