Form 10-Q
period 2011-06-30
Novo Energies Corp
filed 2011-08-22
CIK 1142790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]     No 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes No [X]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer   Accelerated Filer   Non-Accelerated Filer   Smaller Reporting Company  [X]

The number of shares outstanding of the issuer's common stock, as of August 22, 2011: 66,138,728.

PART I - FINANCIAL INFORMATION

SPECIAL NOTICE REGARDING FORWARD-LOOKING STATEMENTS

We are including the following cautionary statement in this Form 10-Q to make applicable and take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statement made by, or on behalf of ,us.  This 10-Q, press releases issued by us, and certain information provided periodically in writing and orally by our designated officers and agents contain statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  The words “expect”, “believe”, “goal”, “plan”, “intend”, “estimate”, and similar expressions and variations thereof used are intended to specifically identify forward-looking statements. Where any such forward-looking statement includes a statement of the assumptions or basis underlying such forward-looking statement, we caution that assumed facts or basis almost always vary from actual results, and the differences between assumed facts or basis and actual results can be material, depending on the circumstances.  Where, in any forward-looking statement, we, or our management, expresses an expectation or belief as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

NOVO ENERGIES CORPORATION AND SUBSIDIARY
A DEVELOPMENT STAGE COMPANY
CONSOLIDATED BALANCE SHEETS

ASSETS
	June 30,	March 31,
	2011	2011
	(unaudited)
CURRENT ASSETS
Cash	$2,061	$8,730
Miscellaneous receivable	-	-
Total current assets	2,061	8,730

Equipment - net	7,353	8,353

TOTAL ASSETS	$9,414	$17,083

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Note Payable Caete Invest Trade, S.A.	$179,572	$179,572
Convertible Debenture	575,000	575,000
Accounts Payable	198,530	196,019
Accrued Interest	145,550	124,263
Accrued Professional Fees	231,525	256,858
Related party payables
Accrued Rent	78,000	78,000
Accrued Consulting	26,773	26,773
Accrued Salaries and Taxes	49,353	46,880
Due to Chairman and CEO	27,623	20,312
Note Payable Chief Executive Officer	119,415	161,371
Total Related Party Payables	301,164	333,336
Total current liabilities	$1,631,341	$1,665,048

STOCKHOLDERS' DEFICIT
Common stock, par value $0.00001; 1,000,000,000 shares
authorized, 60,495,238 and 53,245,328
outstanding at June 30, 2011 and March 31, 2011,
respectively	605	532
Additional paid-in capital	13,410,738	12,976,186
Accumulated deficit from prior operations	(8,521,904)	(8,521,904)
Accumulated deficit during development stage	(6,479,958)	(6,071,622)
Accumulated other comprehensive loss	(31,408)	(31,157)
Total Stockholders' Deficit	(1,621,927)	(1,647,965)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$9,414	$17,083

NOVO ENERGIES CORPORATION AND SUBSIDIARY
A DEVELOPMENT STAGE COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
			Period from inception
			of Development
	For the Three Months ended		(October 7, 2008)
	June 30,		to June 30,
	2011	2010	2011
	(Unaudited)		(Unaudited)
OPERATING EXPENSES
General and Administrative	$381,050	$291,939	$4,815,059
Research and Development	1,000	195,398	987,352
Interest Expense	25,286	92,202	671,469
Depreciation Expense	1,000	638	6,078
Total Expenses	408,336	580,177	6,479,958

NET LOSS	$(408,336)	$(580,177)	$(6,479,958)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign Currency Translation	(251)	5,073	(31,408)

COMPREHENSIVE LOSS	$(408,587)	$(575,104)	$(6,511,366)

NET LOSS PER SHARE (BASIC AND DILUTED)	$(0.01)	$(0.02)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	56,838,026	24,843,425

NOVO ENERGIES CORPORATION AND SUBSIDIARY
A DEVELOPMENT STAGE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
			Period from Inception
			of Development
			(October 7, 2008)
	For the Three Months Ended June 30,		to June 30,
	2011	2010	2011
	(Unaudited)		(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(408,336)	$(580,177)	$(6,479,958)
Adjustments to reconcile net loss to cash provided by
(used in) operating activities:
Stock based compensation	72,125	228,085	2,920,220
Shares Issued in settlement agreement			114,995
Stock based compensation cancelled in consulting agreement	-	(90,000)	-
Note Payable Discount Amortization	3,044	70,915	449,726
Depreciation	1,000	638	6,078
Convertible Debenture Repayment Premium	-	-	75,000
Decrease (increase) in assets
Miscellaneous Receivable	-	3,674	-
Increase (decrease) in liabilities
Accounts Payable	2,511	53,128	676,488
Accrued Interest	21,287	21,287	145,550
Accrued Professional Fees	(25,333)	34,435	220,891
Related party payables	9,784	88,291	94,249
Cash used in operating activities	(323,918)	(169,724)	(1,776,761)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Equipment	-	-	(13,431)
Cash used in investing activities	-	-	(13,431)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Note Payable	-	-	242,000
Repayment of Note Payable		-	(62,428)
Proceeds from Convertible Debenture	-	-	491,667
Issuance of Common Stock	362,500	110,000	1,197,423
Repayment of note payable to Chief Executive Officer	(45,000)	-	(45,000)
Cash provided by financing activities	317,500	110,000	1,823,662

Foreign Currency Translation Effect	(251)	5,073	(31,409)

NET INCREASE (DECREASE) IN CASH	(6,669)	(54,651)	2,061

CASH, BEGINNING OF PERIOD	8,730	54,806	-
CASH, END OF PERIOD	$2,061	$155	$2,061

NOVO ENERGIES CORPORATION AND SUBSIDIARY
A DEVELOPMENT STAGE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
			Period from Inception
			of Development
			(October 7, 2008)
	For the Three Months Ended June 30,		to June 30,
	2011	2010	2011

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest and Taxes Paid	NONE	NONE	NONE

NON CASH ITEMS

Beneficial Conversion feature of debentures		-	$80,592
Shares issued to settle accounts payable obligations		-	294,961
Debenture Commitment shares		-	368,689
Note Payable to Officer in settlement of payables		-	172,364

Note Payable to Officer in settlement of payables		-	(172,364)
Common shares issued for accounts payable and debenture
commitment shares		-	(75)
Additional Paid in Capital:
Shares issued to settle accounts payable		-	(294,947)
Beneficial conversion feature of debenture		-	(80,592)
Debenture commitment shares		-	(368,689)

NOVO ENERGIES CORPORATION AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
June 30, 2011 (UNAUDITED)

NOTE A - NATURE OF BUSINESS, GOING CONCERN, AND PRESENTATION

Basis of Presentation

The accompanying consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included.  Results for the three months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending March 31, 2012.  For further information, refer to the financial statements and footnotes thereto included in the Novo Energies Corporation annual report on Form 10-K for the year ended March 31, 2011.

Nature of Business

Novo Energies Corporation (“Novo”) is involved in the business of exploiting new Technologies for the clean production of energy.  The core of Novo’s technology was to recycle tires and plastics into energy as a Multi Stage Hybrid Gasification System (“MSHG”), which undertakes the conversion of carbonaceous feedstock to a gaseous end-product with an upgraded heating value in an environmentally friendly manner, and which does not involve combustion or any other reagents or other pollutants.  The Company on May 17, 2011 entered into an exclusive memorandum of understanding with Clinical Research and its wholly owned subsidiary “Immunovative” whereby the Company would acquire the subsidiary in a separate transaction.  Upon completion of the merger the Company will abandon the business of renewable energy and commence the business of clinical research.

Going Concern

As indicated in the accompanying financial statements, the Company has incurred cumulative net operating losses of $6,479,958 since inception of the development stage and has negative working capital of $1,629,280.  Management’s plans include the raising of capital through equity markets to fund future operations, the seeking of a merger candidate, and the generating of revenue through its business.  Failure to raise adequate capital, seek a merger candidate and generate adequate sales revenues could result in the Company having to curtail or cease operations.  Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenues will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Net Loss Per Common Share

The Company computes per share amounts in accordance with ASC Topic 260 Earnings per Share (EPS) which requires presentation of basic and diluted EPS.  Basic EPS is computed by dividing the income (loss) available to Common Stockholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS is based on the weighted-average number of shares of Common Stock and Common Stock equivalents outstanding during the periods.  A fully diluted calculation was not presented since the results would be anti-dilutive

NOVO ENERGIES CORPORATION AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
June 30, 2011 (UNAUDITED)

NOTE B - NOTE PAYABLE TO CAETE INVEST TRADE, S.A.

On November 1, 2009, the Company issued a $242,000 promissory note to Caete Invest Trade, S.A. maturing on October 31, 2010.  The note bears interest at the rate of 10% per annum and is payable at maturity.  The face amount of the note plus accrued interest is convertible into unregistered common stock of the company at the lesser of 100% of the volume weighted average price (“VWAP”) of common stock as reported by Bloomberg L.P. on the day prior to the conversion date and a 15% discount to the lowest daily closing “VWAP” of common stock during the five days prior to the conversion date.  The Company,  in  accordance  with  EITF 98-5  and  00-27, utilized  the  Market  approach  to  value  the  debt  instrument and concluded that a beneficial conversion feature exists since the effective conversion price of shares was less than the stock price at commitment date.  The 15% discount created a beneficial conversion feature at the commitment date aggregating $36,300 which was accreted monthly from the issuance date of the promissory note through maturity and was being recorded as additional interest expense.  On February 4, 2010, $62,428 of the loan was repaid.  The note is currently in default.  At June 30, 2011 and March 31, 2011, the loan balance is $179,572.

NOTE C - RELATED PARTY PAYABLES

At June 30, 2011, the related party payables of $301,164 consists of: (a) expenses paid by the Chief Executive Officer on behalf of the Company aggregating $147,038; (b) compensation due other consultants deemed to be shareholders aggregating $76,126; and (c) unpaid rent payable to companies owned and controlled by the Chief Executive Officer and his wife aggregating $78,000.

NOTE D - NOTE PAYABLE TO CHIEF EXECUTIVE OFFICER

On January 21, 2010, the Company owed its Chief Executive Officer approximately $376,560 for salary and expenditures paid by him on behalf of the company.  The company and its Chief Executive Officer agreed to formalize a portion of the debt and issued a $172,364 promissory note maturing on January 21, 2012.  The note bears interest at the rate of 10% per annum and is payable at maturity.  The face amount of the loan plus accrued interest was convertible into unregistered common stock of the company at the lesser of 100% of the volume weighted average price (“VWAP”) of common stock as reported by Bloomberg L.P. on the day prior to the conversion date and a 15% discount to the lowest daily closing “VWAP” of common stock during the five days prior to the conversion date.  The Company in accordance with EITF 98-5 and 00-27 utilized the Market approach to value the debt instrument and concluded that a beneficial conversion feature exists since the effective conversion price of shares was less than the stock price at commitment date.  The 15% discount created a beneficial conversion feature at the commitment date aggregating $25,855 will be accreted monthly from the issuance date of the promissory note through maturity and will be recorded as additional interest expense.  During the three months ended March 31, 2011, the Company repaid $45,000 of the loan. Accordingly, at June 30, 2011 and March 31, 2011 and December 31, 2010, the balance of the loan is $119,415 and $161,371 net of the unamortized discount of $7,949 and $10,993, respectively.

NOTE E - CONVERTIBLE DEBENTURE

On January 26, 2010, the Company issued at par, a $500,000 Secured Convertible Debenture maturing on January 26, 2011.  The debenture bears interest at the rate of 10% per annum and is payable monthly.

NOVO ENERGIES CORPORATION AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
June 30, 2011 (UNAUDITED)

The Company has granted a security interest in substantially all of the assets of the Company as collateral for the debenture. The face amount of the loan plus accrued interest is convertible into unregistered common stock of the company at the lesser of 100% of the volume weighted average price (“VWAP”) of common stock as reported by Bloomberg L.P. on the day prior to the conversion date and a 15% discount to the lowest daily closing “VWAP” of common stock during the five days prior to the conversion date.  Additionally, the Company issued commitment shares totaling 6,085,193, equivalent to $1,500,000 at the closing date to obtain the loan. The Company in accordance with APB 14 utilized the Market Approach to value the debt instrument and allocated the net proceeds from the issuance of the debenture based upon the pro rata portion of the face value of the debentures and the undiscounted value of the commitment shares.  Additionally, 15% of the Debenture was allocated to a beneficial conversion feature in accordance with EITF 98-5 and EITF 00-27.  The Company concluded that the 15% discount created a beneficial conversion feature at the commitment date since the effective conversion price of the shares was less than the stock price at the commitment date.  The beneficial conversion feature and the pro rata value of the commitment shares aggregated $395,521 which was accreted monthly from the issuance date of the Debenture through maturity and will be recorded as additional interest expense.

The loan at June 30, 2011 is currently in default for non-payment.  On July 11, 2011, the loan was converted into shares of the company’s common stock.  At March 31, 2011, the Company recorded the 15% redemption premium which is required upon repayment and an additional 5% interest penalty resulting from the loan being in default for non-payment of interest.

On June 1, 2011, the Company’s secured convertible debenture through a debt assignment instrument was transferred to Green Eagle Capital Corp., a corporation controlled by a shareholder of the company.

On July 11, 2011, Green Eagle Capital Corp., as principal agent for a group of investors, converted the secured convertible debenture into 10,00,000 shares of the Company’s common stock.  While the Company has an obligation to issue these shares, as of August 22, 2011, it has not done so.

NOTE F - STOCKHOLDERS’ EQUITY

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
June 30, 2011 (UNAUDITED)

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
June 30, 2011 (UNAUDITED)

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

During the three months ended June 30, 2011, the Company, under a private placement agreement, sold 7,250,000 shares of its common stock aggregating $362,500.

NOVO ENERGIES CORPORATION AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
June 30, 2011 (UNAUDITED)

NOTE G - FAIR VALUE MEASUREMENTS

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

NOTE H - WARRANTS

The following table summarizes the activity of the warrants issued by the Company:

	Number of Warrants	Exercise Price	Expiration Date
Balance March 31, 2011
Issued
Private placements	194,465	$0.75	7/2012 to 11/2012
Consulting contracts	400,000	$0.35 to $0.40	8/2014
Cancelled-consulting contract	-200,000	$0.35
Exercised	-

Balance June 30, 2011	394,465	394,465

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

NOTE I - COMMITMENTS AND CONTINGENCIES

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
June 30, 2011 (UNAUDITED)

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

NOTE J – SUBSEQUENT EVENTS

Subsequent to the year ended June 30, 2011 the Company through various private placements sold approximately 2,000,000 shares of its common stock at $0.05 per share aggregating $100,000.

On July 11, 2011, Green Eagle Corp., a principal agent for certain investors, converted the secured convertible debenture into 10,000,000 shares of the Company common stock.

On July 13, 2011, Sanders Ortoli Vaughn-Flan Rosenstadt, LLP, the Company’s counsel, converted $100,000 of debt, owed to it for services rendered and expenses incurred prior to December 31, 2010, into 1,000,000 shares of the Company’s common stock.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Novo Energies Corporation (“Novo”) is involved in the business of exploiting new Technologies for the clean production of energy.  The core of Novo’s technology was to recycle tires and plastics into energy as a Multi Stage Hybrid Gasification System (“MSHG”), which undertakes the conversion of carbonaceous feedstock to a gaseous end-product with an upgraded heating value in an environmentally friendly manner, and which does not involve combustion or any other reagents or other pollutants.  The Company on May 17, 2011 entered into an exclusive memorandum of understanding with Clinical Research and its wholly owned subsidiary “Immunovative” whereby the Company would acquire the subsidiary in a separate transaction.  Upon completion of the merger the Company will abandon the business of renewable energy and commence the business of clinical research.

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

The Company has granted a security interest in substantially all of the assets of the Company as collateral for the debenture. The face amount of the loan plus accrued interest is convertible into unregistered common stock of the company at the lesser of 100% of the volume weighted average price (“VWAP”) of common stock as reported by Bloomberg L.P. on the day prior to the conversion date and a 15% discount to the lowest daily closing “VWAP” of common stock during the five days prior to the conversion date.  Additionally, the Company issued commitment shares totaling 6,085,193, equivalent to $1,500,000 at the closing date to obtain the loan. The Company in accordance with APB 14 utilized the Market Approach to value the debt instrument and allocated the net proceeds from the issuance of the debenture based upon the pro rata portion of the face value of the debentures and the undiscounted value of the commitment shares.  Additionally, 15% of the Debenture was allocated to a beneficial conversion feature in accordance with EITF 98-5 and EITF 00-27.  The Company concluded that the 15% discount created a beneficial conversion feature at the commitment date since the effective conversion price of the shares was less than the stock price at the commitment date.  The beneficial conversion feature and the pro rata value of the commitment shares aggregated $395,521 which was accreted monthly from the issuance date of the Debenture through maturity and will be recorded as additional interest expense.

As of June 30, 2011, the loan was in default for non-payment.  On July 11, 2011, the loan was converted into shares of the company’s common stock.  At March 31, 2011, the Company recorded the 15% redemption premium which is required upon repayment and an additional 5% interest penalty resulting from the loan being in default for non-payment of interest.

On June 1, 2011, the Company’s secured convertible debenture through a debt assignment instrument was transferred to Green Eagle Capital Corp., a corporation controlled by a shareholder of the company.

On July 11, 2011, Green Eagle Capital Corp., as principal agent for a group of investors, converted the secured convertible debenture into 10,00,000 shares of the Company’s common stock.  While the Company has an obligation to issue these shares, as of August 22, 2011, it has not done so.

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

The information provided in Note F of the financial statements is incorporated by reference into this Part I, Item 2.

Subsequent Events

Subsequent to the quarter ended June 30, 2011 the Company through various private placements sold approximately 2,000,000 shares of its common stock at $0.05 per share aggregating $100,000.

On July 11, 2011, Green Eagle Corp., a principal agent for certain investors, converted the secured convertible debenture into 10,000,000 shares of the Company common stock.  While the Company has an obligation to issue these shares, as of August 22, 2011, it has not done so.

On July 13, 2011, Sanders Ortoli Vaughn-Flan Rosenstadt, LLP, the Company’s counsel, converted $100,000 of debt, owed to it for services rendered and expenses incurred prior to December 31, 2010, into 1,000,000 shares of the Company’s common stock.  While the Company has an obligation to issue these shares, as of August 22, 2011, it has not done so.

RESULTS OF OPERATIONS

As indicated in the accompanying financial statements, the Company has incurred cumulative net operating losses of $6,479,958 since inception of the development stage and has negative working capital of $1,629,280.  Management’s plans include the raising of capital through equity markets to fund future operations, the seeking of a merger candidate, and the generating of revenue through its business.  Failure to raise adequate capital, seek a merger candidate and generate adequate sales revenues could result in the Company having to curtail or cease operations.  Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenues will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Results of Operation - Three Months Ended June 30, 2011

The Company is currently developing its business, and as a result has no products or services to offer and no revenues.  In developing its business, the Company has undertaken expenses that have resulted in a loss from operations of $408,336 in the three months ended June 30, 2011, as compared to a loss from operations of $580,177 in the corresponding period in 2010.  Loss from operations resulted from general and administrative expenses, which increased from $291,939 to $381,050 in the three month periods ended June 30, 2010 and 2011,  research and development, which decreased from $195,398 to $1,000 in the three month periods ended June 30, 2010 and 2011, and interest expense, which decreased from $92,202 to $25,286 in the three month periods ended June 30, 2010 and 2011.

LIQUIDITY AND CAPITAL RESOURCES

In connection with our current liabilities of $1,631,341 as at June 30, 2011, we had the note payable to Caete Invest Trade, S.A. of $179,572, a convertible debenture of $575,000 and accounts payable of $198,530, accrued professional fees of $231,525 and related party payables of $301,164.

On November 1, 2009, the Company issued a $242,000 promissory note to Caete Invest Trade, S.A. maturing on October 31, 2010.  The note bears interest at the rate of 10% per annum and is payable at maturity. The face amount of the note plus accrued interest is convertible into unregistered common stock of the company at the lesser of 100% of the volume weighted average price (“VWAP”) of common stock as reported by Bloomberg L.P. on the day prior to the conversion date and a 15% discount to the lowest daily closing “VWAP” of common stock during the five days prior to the conversion date.  The Company,  in  accordance  with  EITF 98-5  and  00-27, utilized  the  Market  approach  to  value  the  debt  instrument and concluded that a beneficial conversion feature exists since the effective conversion price of shares was less than the stock price at commitment date.  The 15% discount created a beneficial conversion feature at the commitment date aggregating $36,300 which was accreted monthly from the issuance date of the promissory note through maturity and was being recorded as additional interest expense.  On February 4, 2010, $62,428 of the loan was repaid.  The note is currently in default.  At June 30, 2011 and March 31, 2011 and December 31, 2010, the loan balance is $179,572.

At June 30, 2011, the related party payables of $301,164 consists of: (a) expenses paid by the Chief Executive Officer on behalf of the Company aggregating $147,038; (b) compensation due other consultants deemed to be shareholders aggregating $76,126; and (c) unpaid rent payable to companies owned and controlled by the Chief Executive Officer and his wife aggregating $78,000.

On January 21, 2010, the Company owed its Chief Executive Officer approximately $376,560 for salary and expenditures paid by him on behalf of the company.  The company and its Chief Executive Officer agreed to formalize a portion of the debt and issued a $172,364 promissory note maturing on January 21, 2012.  The note bears interest at the rate of 10% per annum and is payable at maturity.  The face amount of the loan plus accrued interest was convertible into unregistered common stock of the company at the lesser of 100% of the volume weighted average price (“VWAP”) of common stock as reported by Bloomberg L.P. on the day prior to the conversion date and a 15% discount to the lowest daily closing “VWAP” of common stock during the five days prior to the conversion date.  The Company in accordance with EITF 98-5 and 00-27 utilized the Market approach to value the debt instrument and concluded that a beneficial conversion feature exists since the effective conversion price of shares was less than the stock price at commitment date.  The 15% discount created a beneficial conversion feature at the commitment date aggregating $25,855 will be accreted monthly from the issuance date of the promissory note through maturity and will be recorded as additional interest expense.  During the three months ended March 31, 2011, the Company repaid $45,000 of the loan. Accordingly, at June 30, 2011 and March 31, 2011 and December 31, 2010, the balance of the loan is $119,415 and $161,371 net of the unamortized discount of $7,949 and $10,993, respectively.

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

Report On Internal Control Over Financial Reporting — The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’ internal control over financial reporting as of March 31, 2011. This evaluation was based on criteria for effective internal control over financial reporting set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting is not effective as of March 31, 2011 due to the following material weaknesses: (a) we have a single director, (b) we do not have an audit committee, and (c) there is no segregation of duties in connection with our accounting. The Company is striving to improve on timely reporting and financial controls. The Company has determined that the material weaknesses identified by the Chief Executive Officer and Chief Financial Officer were in effect for the entire year ended March 31, 2011.  The Company recognizes the material weaknesses and is taking the following action to mitigate them: (1) we are adding two additional members to our Board of Directors, one being an outside director, (2) we have retained a local accounting firm to assist us in expediting our financial reporting process and (3) we continue to pursue new methods for making our financial reporting process more effective and efficient.  The annual report did not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the company to provide only management's report in the annual report.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

Report On Disclosure Controls And Procedures — As of June 30, 2011, management carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, it concluded that the Company’s disclosure controls and procedures are not effective in ensuring that information required to be disclosed in its periodic filings under the Exchange Act is accumulated and communicated to us to allow timely decisions regarding required disclosures, and such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

 PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended June 30, 2011, the Company, under a private placement agreement, sold 7,250,000 shares of its common stock aggregating $362,500.

Item 3. Defaults Upon Senior Securities.

On November 1, 2009, the Company issued a $242,000 promissory note to Caete Invest Trade, S.A. maturing on October 31, 2010.  The note bears interest at the rate of 10% per annum and is payable at maturity.  The face amount of the note plus accrued interest is convertible into unregistered common stock of the company at the lesser of 100% of the volume weighted average price (“VWAP”) of common stock as reported by Bloomberg L.P. on the day prior to the conversion date and a 15% discount to the lowest daily closing “VWAP” of common stock during the five days prior to the conversion date.  The Company,  in  accordance  with  EITF 98-5  and  00-27, utilized  the  Market  approach  to  value  the  debt  instrument and concluded that a beneficial conversion feature exists since the effective conversion price of shares was less than the stock price at commitment date.  The 15% discount created a beneficial conversion feature at the commitment date aggregating $36,300 which was accreted monthly from the issuance date of the promissory note through maturity and was being recorded as additional interest expense.  On February 4, 2010, $62,428 of the loan was repaid.  The note is currently in default.  At June 30, 2011 and March 31, 2011 and December 31, 2010, the loan balance is $179,572.

Item 4. (Removed and Reserved)

Item 5. Other Information.

Subsequent to the quarter ended June 30, 2011 the Company through various private placements sold approximately 2,000,000 shares of its common stock at $0.05 per share aggregating $100,000.

On July 11, 2011, Green Eagle Corp., a principal agent for certain investors, converted the secured convertible debenture into 10,000,000 shares of the Company common stock.  While the Company has an obligation to issue these shares, as of August 22, 2011, it has not done so.

On July 13, 2011, Sanders Ortoli Vaughn-Flan Rosenstadt, LLP, the Company’s counsel, converted $100,000 of debt, owed to it for services rendered and expenses incurred prior to December 31, 2010, into 1,000,000 shares of the Company’s common stock.  While the Company has an obligation to issue these shares, as of August 22, 2011, it has not done so.

The shares mentioned above were issued in reliance on exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended (the “Act”).  These transactions qualified for exemption from registration because among other things, the transactions did not involve a public offering, each investor was an accredited investor, each investor had access to information about our Company and their investment, each investor took the securities for investment and not resale, and we took appropriate measures to restrict the transfer of the securities.

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

Date: August 22, 2011

/s/ Antonio Treminio
Antonio Treminio
Chief Financial Officer and Chief Executive Officer