Form 10-Q
period 2011-09-30
Novo Energies Corp
filed 2011-11-21
CIK 1142790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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
Suite 64, Montreal Qc H2Y 2X8

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

The number of shares outstanding of the issuer's common stock, as of November [___], 2011: 78,419,326.

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

NOVO ENERGIES CORPORATION AND SUBSIDIARY
A DEVELOPMENT STAGE COMPANY
CONSOLIDATED BALANCE SHEETS

ASSETS
	September 30,	March 31,
	2011	2011
	(unaudited)
CURRENT ASSETS
Cash	$2,386	$8,730
Total current assets	2,386	8,730

Equipment - net	6,623	8,353

TOTAL ASSETS	$9,009	$17,083

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Note Payable Caete Invest Trade, S.A.	$179,572	$179,572
10% Convertible Debenture	-	575,000
Accounts Payable	197,750	196,019
Accrued Interest	58,725	124,263
Accrued Professional Fees	149,268	283,631
Accrued Salaries and Taxes	52,087	46,880
Related party payables
Accrued Rent	-	78,000
Due to Chairman and CEO	83,117	20,312
Note Payable Chief Executive Officer	122,459	161,371
Total Related Party Payables	205,576	259,683
Total current liabilities	$842,978	$1,665,048

STOCKHOLDERS' DEFICIT
Common stock, par value $0.00001; 1,000,000,000 shares
authorized, 78,419,326 and 53,245,328 issued and
outstanding at September 30, 2011 and March 31, 2011,
respectively	$787	$532
Additional paid-in capital	15,108,732	12,976,186
Accumulated deficit from prior operations	(8,521,904)	(8,521,904)
Accumulated deficit during development stage	(7,397,253)	(6,071,622)
Accumulated other comprehensive loss	(24,331)	(31,157)
Total Stockholders' Deficit	(833,969)	(1,647,965)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$9,009	$17,083

NOVO ENERGIES CORPORATION AND SUBSIDIARY
A DEVELOPMENT STAGE COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
					Period from inception
					of Development
	For the Three Months ended		For the Six Months ended		(October 7, 2008)
	September 30,		September 30,		to September 30,
	2011	2010	2011	2010	2011
	(Unaudited)		(Unaudited)		(Unaudited)
OPERATING EXPENSES
General and Administrative	$560,932	$406,702	$941,982	$698,641	$5,375,991
Research and Development	-	143,221	1,000	338,619	987,352
Depreciation Expense	730	6,829	1,730	7,467	6,808
Total Expenses	561,662	556,752	944,712	1,044,727	6,370,151

NON OPERATING EXPENSE
Interest expense	18,798	199,920	44,084	292,122	690,267
Loss on extinguishment of debt	336,835	-	336,835	-	336,835
Total Non Operating Expense	355,633	199,920	380,919	292,122	1,027,102

NET LOSS	$917,295	$756,672	$1,325,631	$1,336,849	$7,397,253

NET LOSS PER SHARE (BASIC AND DILUTED)	$(0.01)	$(0.02)	$(0.02)	$(0.04)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING			69,007,188	34,398,030

NOVO ENERGIES CORPORATION AND SUBSIDIARY
A DEVELOPMENT STAGE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
			Period from Inception
			of Development
			(October 7, 2008)
	For the Six Months Ended September 30,		to September 30,
	2011	2010	2011
	(Unaudited)		(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,325,631)	$(1,336,849)	$(7,397,253)
Adjustments to reconcile net loss to cash provided by
(used in) operating activities:
Stock based compensation	415,750	326,759	3,263,845
Shares Issued in settlement agreement			114,995
Note Payable Discount Amortization	6,088	247,840	455,814
Depreciation	1,730	7,467	7,808
Loss on extinguishemnt of debt	336,835	-	336,835
Convertible Debenture Repayment Premium			75,000
Cash used in operating activities-continuing operations:
Decrease (increase) in assets
Miscellaneous Receivable	-	3,674	-
Increase (decrease) in liabilities
Accounts Payable	1,731	66,415	678,219
Accrued Interest	36,677	42,672	82,227
Accrued Professional Fees	(34,363)	150,852	186,528
Related party payables	61,512	98,101	243,468
Cash used in operating activities	(499,671)	(393,069)	(1,952,514)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Equipment	-	(2,445)	(13,431)
Cash used in investing activities	-	(2,445)	(13,431)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash provided by financing activities-continuing operations	-	-	-
Proceeds from Note Payable	-	-	242,000
Repayment of Note Payable		-	(62,428)
Proceeds from Convertible Debenture	-	-	491,667
Issuance of Common Stock	525,000	348,925	1,359,923
Proceeds from note payable to Chief Executive Officer	6,500	-	6,500
Repayment of note payable to Chief Executive Officer	(45,000)	-	(45,000)

Cash provided by financing activities-discontinued operations	-	-	-
Cash provided by financing activities	486,500	348,925	1,992,662

Foreign Currency Translation Effect	6,827	(1,752)	(24,331)

NET INCREASE (DECREASE) IN CASH	(6,344)	(48,341)	2,386

CASH, BEGINNING OF PERIOD	8,730	54,806	-
CASH, END OF PERIOD	$2,386	$6,465	$2,386

NOVO ENERGIES CORPORATION AND SUBSIDIARY
A DEVELOPMENT STAGE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
			Period from Inception
			of Development
			(October 7, 2008)
	For the Six Months Ended September 30,		to September 30,
	2011	2010	2011

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest and Taxes Paid	NONE	NONE	NONE

NON CASH ITEMS

Beneficial Conversion feature of debentures			$80,592
Shares issued to settle accounts payable obligations			294,961
Debenture Commitment shares			368,750
Note Payable to Officer in settlement of payables			172,364

Note Payable to Officer in settlement of payables			(172,364)
Common shares issued for accounts payable and debenture
commitment shares			(75)
Additional Paid in Capital:
Shares issued to settle accounts payable			(294,947)
Debenture commitment shares			(368,689)
Accural rent	$(78,000)		(78,000)
Common stock	7		7
Additional paid in capital	77,993		77,993

10% Convertible debenture	(575,000)		(575,000)
Accrued interest	(102,215)		(102,215)
Common stock	67		67
Additional paid in capital	677,148		677,148

NOTE A - NATURE OF BUSINESS, GOING CONCERN, AND PRESENTATION

Basis of Presentation

The accompanying consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included.  Results for the three and six months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending March 31, 2012.  For further information, refer to the financial statements and footnotes thereto included in the Novo Energies Corporation annual report on Form 10-K for the year ended March 31, 2011.

Nature of Business

Novo Energies Corporation (“Novo”) is involved in the business of exploiting new Technologies for the clean production of energy.  The core of  Novo’s technology was to recycle tires and plastics into energy as a Multi Stage Hybrid Gasification System (“MSHG”), which undertakes the conversion of carbonaceous feedstock to a gaseous end-product with an upgraded heating value in an environmentally friendly manner, and which does not involve combustion or any other reagents or other pollutants.  The Company on May 17, 2011 entered into a memorandum of understanding with Clinical Research and its wholly owned subsidiary “Immunovative” whereby the Company would acquire the subsidiary in a separate transaction.  Upon completion of the merger  the Company will abandon the business of renewable energy and commence the business of clinical research.

Going Concern

As indicated in the accompanying financial statements, the Company has incurred cumulative net operating losses of $7,397,253 since inception of the development stage and has negative working capital of $840,592. Management’s plans include the raising of capital through equity markets to fund future operations, the seeking of a merger candidate, and the generating of revenue through its business.  Failure to raise adequate capital, seek a merger candidate and generate adequate sales revenues could result in the Company having to curtail or cease operations.  Additionally, even if the Company does raise sufficient capital to support its operating expenses, find a successful merger candidate, and generate adequate revenues, there can be no assurances that the revenues will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

On November 1, 2009, the Company issued a $242,000 promissory note to Caete Invest Trade, S.A. maturing on October 31, 2010.  The note bears interest at the rate of 10% per annum and is payable at maturity.  The face amount of the note plus accrued interest is convertible into unregistered common stock of the company at the lesser of 100% of the volume weighted average price (“VWAP”) of common stock as reported by Bloomberg L.P. on the day prior to the conversion date and a 15% discount to the lowest daily closing “VWAP” of common stock during the five days prior to the conversion date.  The Company,  in  accordance  with  EITF 98-5  and  00-27, utilized  the  Market  approach  to  value  the  debt  instrument and concluded that a beneficial conversion feature exists since the effective conversion price of shares was less than the stock price at commitment date.  The 15% discount created a beneficial conversion feature at the commitment date aggregating $36,300 which was accreted monthly from the issuance date of the promissory note through maturity and was being recorded as additional interest expense.  On February 4, 2010, $62,428 of the loan was repaid.  The note is currently in default.   At March 31, 2011 and  December 31, 2010, the loan balance is $179,572.

NOTE C - RELATED PARTY PAYABLES

At September 30, 2011, the related party payables of $205,576 consists of: (a) expenses paid by the Chief Executive Officer on behalf of the Company aggregating $ 83,117 and (b) a note payable to the Chief Executive Officer of $122,459.

NOTE D - NOTE PAYABLE TO CHIEF EXECUTIVE OFFICER

On January 21, 2010, the Company owed its Chief Executive Officer approximately $376,560 for salary and expenditures paid by him on behalf of the company.  The company and its Chief Executive Officer agreed to formalize a portion of the debt and issued a $172,364 promissory note maturing on January 21, 2012.  The note bears interest at the rate of 10% per annum and is payable at maturity.  The face amount of the loan plus accrued interest was convertible into unregistered common stock of the company at the lesser of 100% of the volume weighted average price (“VWAP”) of common stock as reported by Bloomberg L.P. on the day prior to the conversion date and a 15% discount to the lowest daily closing “VWAP” of common stock during the five days prior to the conversion date.  The Company in accordance with EITF 98-5 and 00-27 utilized the Market approach to value the debt instrument and concluded that a beneficial conversion feature exists since the effective conversion price of shares was less than the stock price at commitment date.  The 15% discount created a beneficial conversion feature at the commitment date aggregating $25,855 will be accreted monthly from the issuance date of the promissory note through maturity and will be recorded as additional interest expense.  During the six months ended September 30, 2011, the Company repaid $45,000 of the loan. Accordingly, at September 30, 2011 and  March 31, 2011, the balance of the loan is $122,459 and $161,371 net of the unamortized discount of $4,905 and $10,993,  respectively.

NOTE E - CONVERTIBLE DEBENTURE

On January 26, 2010, the Company issued at par, a $500,000 Secured Convertible Debenture maturing on January 26, 2011.  The debenture bears interest at the rate of 10% per annum and is payable monthly.
The Company had granted a security interest in substantially all of the assets of the Company as collateral for the debenture. The face amount of the loan plus accrued interest is convertible into unregistered common stock of the company at the lesser of 100% of the volume weighted average price (“VWAP”) of common stock as reported by Bloomberg L.P. on the day prior to the conversion date and a 15% discount to the lowest daily closing “VWAP” of common stock during the five days prior to the conversion date.  Additionally, the Company issued commitment shares totaling 6,085,193, equivalent to $1,500,000 at the closing date to obtain the loan. The Company in accordance with APB 14 utilized the Market Approach to value the debt instrument and allocated the net proceeds from the issuance of the debenture based upon the pro rata portion of the face value of the debentures and the undiscounted value of the commitment shares.  Additionally, 15% of the Debenture was allocated to a beneficial conversion feature in accordance with EITF 98-5 and EITF 00-27.  The Company concluded that the 15% discount created a beneficial conversion feature at the commitment date since the effective conversion price of the shares was less than the stock price at the commitment date.  The beneficial conversion feature and the pro rata value of the commitment shares aggregated $395,521 which was accreted monthly from the issuance date of the Debenture through maturity and will be recorded as additional interest expense.  At March 31, 2011, the Company recorded the 15% redemption premium which is required upon repayment and an additional 5% interest penalty resulting from the loan being in default for non-payment of interest.

On June 1, 2011, the Company’s secured convertible debenture through a debt assignment instrument was transferred to Green Eagle Capital Corp., a corporation controlled by a shareholder of the company.

On July 11, 2011, Green Eagle Capital Corp., as principal agent for a group of investors, converted the secured convertible debenture into 10,00,000 shares of the Company’s common stock.  While the Company has an obligation to issue these shares, as of the filing of this report, it has not done so.

In connection with the conversion, the Company incurred a loss on the extinguishment of debt in accordance with ASC Topic 470-60 Debt.  Under the terms of the original conversion agreement, the Company would have issued 6,678,320 shares based upon the conversion provisions.  Under the debt assignment and new conversion agreement, an additional 3,321,680 shares were issued valued at the conversion price in the original conversion agreement.

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

NOTE F - STOCKHOLDERS’ EQUITY (CONTINUED)

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

On January 26, 2010, the Company entered into a secured convertible debenture maturing on January 26, 2011.  In connection with the debenture issuance, the Company issued 6,085,193 shares of its common stock valued at $368,750.  See Note E-Convertible Debenture.

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

NOTE F - STOCKHOLDERS’ EQUITY (CONTINUED)

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

During the six months ended September 30, 2011, the Company, under a private placement agreements, sold 10,500,000 shares of its common stock aggregating $525,000.

On June 15, 2011, the Company entered into a consulting agreement with CSIR Group, Inc. to assist in general business strategies.  In consideration for the services to be rendered, the Company issued 500,000 shares of its common stock at $0.12 per share, the commitment date value aggregating $60,000.  The amount has been recorded as stock based compensation.

On June 15, 2011, the Company entered into a consulting agreement with SARLA Group, SA to assist in general business strategies.  In consideration for the services to be rendered, the Company issued 1,000,000 shares of its common stock at $0.11 per share, the commitment date value aggregating $110,000.  The amount has been recorded as stock based compensation.

On June 15, 2011, the Company entered into a consulting agreement with Octave LG Investment, Inc. to assist in general business strategies.  In consideration for the services to be rendered, the Company issued 1,000,000 shares of its common stock at $0.11 per share, the commitment date value aggregating $110,00.  The amount has been recorded as stock based compensation.

On July 1, 2011, Maria Laura Gomez, the wife of the Company’s Chief Executive Officer converted $78,000 of unpaid rent for the Company’s headquarters to common stock.  The conversion rate was at $0.11 per share the date on which the conversion occurred.  Accordingly, the Company issued 709,090 shares.

On July 1, 2011, the Company’s attorneys agreed to convert $100,000 of legal fees to common stock at $0.10 per share. The shares have not yet been issued, but have recorded as though they have been issued.

On July 15, 2011, the Company issued 465,000 shares of its common stock to a former consultant in settlement of a consulting agreement.  The shares were valued at $0.10 per share.  Accordingly, stock based compensation in the amount of $46,500 was recorded.

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

NOTE H - WARRANTS

The following table summarizes the activity of the warrants issued by the Company:

	Number of Warrants	Exercise Price	Expiration Date
Balance March 31, 2011	-
Issued
Private placements	194,465	$0.75	7/2012 to 11/2012
Consulting contracts	400,000	$0.35 to $0.40	8/2014
Cancelled-consulting contract	-200,000	$0.35
Exercised	-

Balance September 30, 2011	394,465

Under the private placements agreements, each warrant entitles the holder to purchase one share of the Company’s common stock for $0.75 per share and the warrants expire three years from the date of issuance.

The warrants were valued utilizing the following assumption employing the Black-Scholes Pricing Model:

	Consulting Agreements	Private Placements
Volatility	84.23% to 90.65%	94.99% to 195.52%
Risk-free rate	2.51% to 2.68%	1.42% to 1.52%
Dividend	0	0
Expected life of warrants	5	3

NOTE I - COMMITMENTS AND CONTINGENCIES

On April 1, 2010, the Company entered into a lease with Maria Laura Gomez, wife of the Chief Executive Officer, for its office facility, which is now owned by her. The lease is for a period of one year commencing April 1, 2010 to 2011 with a monthly rent of $6,500.  The lease was extended for 1 year to April 2012 for the same monthly rent.

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

Clinical Research, Inc. (“ICRI On May 17, 2011, the Company entered into an exclusive memorandum of understanding with Immunovative”), a Nevada corporation and wholly-owned subsidiary of Immunovative Therapies, Ltd., an Israeli Corporation (“Immunovative”) pursuant to which (i) the Company and ICRI will pursue a merger resulting in the Company owning ICRI and (ii) the Company paid ICRI $65,000 as consideration for entering into the memorandum of understanding.  The parties have agreed to complete a definitive agreement and plan of merger contemporaneous with closing the transaction as contemplated by its memorandum of understanding.  The memorandum of understanding shall remain in full force and effect until the earlier of (1) a consummation of the merger; or (2) the expiration of 150 days, unless otherwise extended by the parties.

NOTE J – SUBSEQUENT EVENTS

Subsequent to the year ended September 30, 2011 the Company through various private placements sold approximately 2,000,000 shares of its common stock at $0.05 per share aggregating $100,000.

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

On May 17, 2011, the Company entered into an exclusive memorandum of understanding with Immunovative Clinical Research, Inc. (“ICRI”), a Nevada corporation and wholly-owned subsidiary of Immunovative Therapies, Ltd., an Israeli Corporation (“Immunovative”) pursuant to which (i) the Company and ICRI will pursue a merger resulting in the Company owning ICRI and (ii) the Company paid ICRI $65,000 as consideration for entering into the memorandum of understanding.  The parties have agreed to complete a definitive agreement and plan of merger contemporaneous with closing the transaction as contemplated by its memorandum of understanding.  The memorandum of understanding shall remain in full force and effect until the earlier of (1) a consummation of the merger; or (2) the expiration of 150 days, unless otherwise extended by the parties.

In connection with the MOU, the Company issued a press release on May 19, 2011 entitled “Novo Energies Corp. Enters into a Memorandum of Understanding to Acquire Biotech Firm Immunovative Clinical Research Inc.”.  A copy of the press release was furnished as an exhibit to a current report on Form 8-K on May 23, 2011.  The press release discussed the successful completion by ICRI of a Phase I/II clinical trial for its drug AlloStim™.

On September 29, 2011, Immunovative provided the Company with a copy of a letter, dated September 26, 2011, that ICRI received from the U.S. Department of Health & Human Services, Food & Drug Administration (the “FDA”).  In that letter, the FDA proposes terminating the Investigational New Drug Application (“IND”) related to AlloStim™ due to alleged significant deficiencies in the IND and/or in the conduct of the investigations under the IND.  ICRI may within thirty days of the receipt of the letter from the FDA provide a written explanation or correction or may request a conference with the FDA to provide the requested explanation or correction.  In response to such an explanation or correction, the FDA may decide to reverse its decision to terminate the IND application.  As a result of the statements in the May 19, 2011 press release regarding the AlloStim™ clinical trials and the letter from the FDA, the Company hereby retracts its press release of May 19, 2011.  Despite recalling the press release, the MOU described therein and in our current report on Form 8-K filed on May 23, 2011 is still in effect.  The Company and Immunovative are discussing how, and if, to proceed with the MOU and are considering proceeding with an exclusive license arrangement of all current and future intellectual property (granted or pending) in the United States and internationally.

The information provided in Note F of the financial statements is incorporated by reference into this Part I, Item 2.

Subsequent Events

Subsequent to the quarter ended September 30, 2011 the Company through various private placements sold approximately 2,000,000 shares of its common stock at $0.05 per share aggregating $100,000.

On July 11, 2011, Green Eagle Corp., a principal agent for certain investors, converted the secured convertible debenture into 10,000,000 shares of the Company common stock.  While the Company has an obligation to issue these shares, as of November 18, 2011, it has not done so.

On July 13, 2011, Sanders Ortoli Vaughn-Flan Rosenstadt, LLP, the Company’s counsel, converted $100,000 of debt, owed to it for services rendered and expenses incurred prior to December 31, 2010, into 1,000,000 shares of the Company’s common stock.  While the Company has an obligation to issue these shares, as of November 18, 2011, it has not done so.

RESULTS OF OPERATIONS

As indicated in the accompanying financial statements, the Company has incurred cumulative net operating losses of $7,397,253 since inception of the development stage and has negative working capital of $840,592.  Management’s plans include the raising of capital through equity markets to fund future operations, the seeking of a merger candidate, and the generating of revenue through its business.  Failure to raise adequate capital, seek a merger candidate and generate adequate sales revenues could result in the Company having to curtail or cease operations.  Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenues will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Results of Operation - Six Months Ended September 30, 2011

The Company is currently developing its business, and as a result has no products or services to offer and no revenues.  Its net losses, comprised of operating expenses and non-operating expenses, totaled $1,325,631 in the six months ended September 30, 2011 as compared to $1,336,849 for the six months ended September 30, 2010.

In developing its business, the Company has undertaken expenses that have resulted in a loss from operations of $944,712 in the six months ended September 30, 2011, as compared to a loss from operations of $1,044,727 in the corresponding period in 2010.  Loss from operations resulted from general and administrative expenses, which increased from $698,641 to $941,982 in the six month periods ended September 30, 2010 and 2011, research and development, which decreased from $338,619 to $1,000 in the six month periods ended September 30, 2010 and 2011, and depreciation expenses, which decreased to $1,730 from $7,467.

The Company also had an increase in its non-operating expenses for the six-months ended September 30, 2011 from the corresponding period in 2010 from $380,919 to $292,122.  The change in non-operating expenses resulted from a decrease in interest expense, from $292,122 to $44,084, offset by an increase in a loss on extinguishment of debt to $380,919 from $0.

Results of Operation – Three Months Ended September 30, 2011

The Company’s net losses, comprised of operating expenses and non-operating expenses, totaled $917,295 in the three months ended September 30, 2011 as compared to $756,672 for the three months ended September 30, 2010.

In developing its business, the Company has undertaken expenses that have resulted in a loss from operations of $561,662 in the three months ended September 30, 2011, as compared to a loss from operations of $556,752 in the corresponding period in 2010.  Loss from operations resulted consisted almost entirely of general and administrative expenses in the 2011 period, and in the 2010 period included general and administrative expenses of $406,702, research and development of $143,221 and depreciation expenses of $6,829.

The Company also had an increase in its non-operating expenses for the six-months ended September 30, 2011 from the corresponding period in 2010 from $380,919 to $292,122.  The change in non-operating expenses resulted from a decrease in interest expense, from $292,122 to $44,084, offset by an increase in a loss on extinguishment of debt to $380,919 from $0.

LIQUIDITY AND CAPITAL RESOURCES

In connection with our current liabilities of $842,978 as at September 30, 2011, we had the note payable to Caete Invest Trade, S.A. of $179,572, and accounts payable of $197,750, accrued professional fees of $149,268 and related party payables of $205,576.

On November 1, 2009, the Company issued a $242,000 promissory note to Caete Invest Trade, S.A. maturing on October 31, 2010.  The note bears interest at the rate of 10% per annum and is payable at maturity. The face amount of the note plus accrued interest is convertible into unregistered common stock of the company at the lesser of 100% of the volume weighted average price (“VWAP”) of common stock as reported by Bloomberg L.P. on the day prior to the conversion date and a 15% discount to the lowest daily closing “VWAP” of common stock during the five days prior to the conversion date.  The Company,  in  accordance  with  EITF 98-5  and  00-27, utilized  the  Market  approach  to  value  the  debt  instrument and concluded that a beneficial conversion feature exists since the effective conversion price of shares was less than the stock price at commitment date.  The 15% discount created a beneficial conversion feature at the commitment date aggregating $36,300 which was accreted monthly from the issuance date of the promissory note through maturity and was being recorded as additional interest expense.  On February 4, 2010, $62,428 of the loan was repaid.  The note is currently in default.  At September 30, 2011 and March 31, 2011 and December 31, 2010, the loan balance is $179,572.

At September 30, 2011, the related party payables of $205,576 consists of: (a) expenses paid by the Chief Executive Officer on behalf of the Company aggregating $83,117 and (b) a note payable to the Chief Executive Officer in the amount of $122,459.

On January 21, 2010, the Company owed its Chief Executive Officer approximately $376,560 for salary and expenditures paid by him on behalf of the company.  The company and its Chief Executive Officer agreed to formalize a portion of the debt and issued a $172,364 promissory note maturing on January 21, 2012.  The note bears interest at the rate of 10% per annum and is payable at maturity.  The face amount of the loan plus accrued interest was convertible into unregistered common stock of the company at the lesser of 100% of the volume weighted average price (“VWAP”) of common stock as reported by Bloomberg L.P. on the day prior to the conversion date and a 15% discount to the lowest daily closing “VWAP” of common stock during the five days prior to the conversion date.  The Company in accordance with EITF 98-5 and 00-27 utilized the Market approach to value the debt instrument and concluded that a beneficial conversion feature exists since the effective conversion price of shares was less than the stock price at commitment date.  The 15% discount created a beneficial conversion feature at the commitment date aggregating $25,855 will be accreted monthly from the issuance date of the promissory note through maturity and will be recorded as additional interest expense.  During the six months ended September 30, 2011, the Company repaid $45,000 of the loan. Accordingly, at September 30, 2011 and March 31, 2011, the balance of the loan is $122,459 and $161,371 net of the unamortized discount of $4,905 and $10,993, respectively.

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

Report On Disclosure Controls And Procedures — As of September 30, 2011, management carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, it concluded that the Company’s disclosure controls and procedures are not effective in ensuring that information required to be disclosed in its periodic filings under the Exchange Act is accumulated and communicated to us to allow timely decisions regarding required disclosures, and such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

 PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended September 30, 2011, the Company, under a private placement agreement, sold 10,500,000 shares of its common stock aggregating $525,000.

Subsequent to the quarter ended September 30, 2011 the Company through various private placements sold approximately 2,000,000 shares of its common stock at $0.05 per share aggregating $100,000.

On July 13, 2011, Sanders Ortoli Vaughn-Flan Rosenstadt, LLP, the Company’s counsel, converted $100,000 of debt, owed to it for services rendered and expenses incurred prior to December 31, 2010, into 1,000,000 shares of the Company’s common stock.  While the Company has an obligation to issue these shares, as of November 18, 2011, it has not done so.

The shares mentioned above were issued in reliance on exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended.  These transactions qualified for exemption from registration because among other things, the transactions did not involve a public offering, each investor was an accredited investor, each investor had access to information about our Company and their investment, each investor took the securities for investment and not resale, and we took appropriate measures to restrict the transfer of the securities.

Item 3. Defaults Upon Senior Securities.

On November 1, 2009, the Company issued a $242,000 promissory note to Caete Invest Trade, S.A. maturing on October 31, 2010.  The note bears interest at the rate of 10% per annum and is payable at maturity.  The face amount of the note plus accrued interest is convertible into unregistered common stock of the company at the lesser of 100% of the volume weighted average price (“VWAP”) of common stock as reported by Bloomberg L.P. on the day prior to the conversion date and a 15% discount to the lowest daily closing “VWAP” of common stock during the five days prior to the conversion date.  The Company,  in  accordance  with  EITF 98-5  and  00-27, utilized  the  Market  approach  to  value  the  debt  instrument and concluded that a beneficial conversion feature exists since the effective conversion price of shares was less than the stock price at commitment date.  The 15% discount created a beneficial conversion feature at the commitment date aggregating $36,300 which was accreted monthly from the issuance date of the promissory note through maturity and was being recorded as additional interest expense.  On February 4, 2010, $62,428 of the loan was repaid.  The note is currently in default.  At September 30, 2011 and March 31, 2011 and December 31, 2010, the loan balance is $179,572.

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

Exhibit 101
101.INS - XBRL Instance Document
101.SCH - XBRL Taxonomy Extension Schema Document
101.CAL - XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF - XBRL Taxonomy Extension Definition Linkbase Document
101.LAB - XBRL Taxonomy Extension Label Linkbase Document
101.PRE - XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVO ENERGIES CORPORATION
(Registrant)

Date: November 21, 2011

/s/ Antonio Treminio
Antonio Treminio
Chief Financial Officer and Chief Executive Officer