Form 10-Q
period 2011-12-31
Novo Energies Corp
filed 2012-02-21
CIK 1142790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 000-53723

NOVO ENERGIES CORPORATION
(Exact name of registrant as specified in its charter)

Florida (State or other jurisdiction of Identification No.)	65-1102237 (I.R.S. Employer or organization)

417, Rue St-Pierre, Suite 804
Montreal, QC H2Y 2M3

Canada
 (Address of principal executive offices)

 (514) 840-3697
(Registrant's telephone number, including area code)

Suite 64, Montreal Qc H2Y 2X8
Canada
 (Former Address of principal executive offices)

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

Large Accelerated Filer  [ ] Accelerated Filer  [ ] Non-Accelerated Filer  [ ] Smaller Reporting Company  [X]

The number of shares outstanding of the issuer's common stock, as of February 16, 2012: 97,675,646.

TABLE OF CONTENTS

PART I. FINANCIAL STATEMENTS		Pages

Item 1.	UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS:

	Consolidated Balance Sheets as of December 31, 2011 and March 31, 2011	3

	Consolidated Statements of Operations for the Three and Nine Months Ended December 31, 2011 and 2010, and From Inception of Development (October 7, 2008) to December 31, 2011	4

	Consolidated Statements of Cash Flows for the Nine Months Ended December 31, 2011 and 2010, and From Inception of Development (October 7, 2008) to December 31, 2011	5

	Notes to Consolidated Financial Statements	7

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	14

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK	16

Item 4.	CONTROLS AND PROCEDURES	16

PART II. OTHER INFORMATION		17

Item 1.	LEGAL PROCEEDINGS	17

Item 1A.	RISK FACTORS	17

Item 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS	17

Item 3.	DEFAULTS UPON SENIOR SECURITIES	17

Item 4.	MINE SAFETY DISCLOSURES	17

Item 5.	OTHER INFORMATION	17

Item 6.	EXHIBITS	18

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

Item 1. Unaudited Consolidated Financial Statements.

NOVO ENERGIES CORPORATION AND SUBSIDIARY
A DEVELOPMENT STAGE COMPANY
CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31,	March 31,
	2011	2011
	(unaudited)
CURRENT ASSETS
Cash	$169,543	$8,730
Prepaid expense	16,758
Total current assets	186,301	8,730

EQUIPMENT - net	18,256	8,353
LICENSE AGREEMENT	450,000

TOTAL ASSETS	$654,557	$17,083

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Note Payable Caete Invest Trade, S.A.	$179,572	$179,572
License Agreement Payable	450,000
10% Convertible Debenture		575,000
Accounts Payable	225,086	222,792
Accrued Interest	66,399	124,263
Accrued Professional Fees	294,763	256,858
Accrued Salaries and Taxes	57,460	46,880
Related party payables
Accrued Rent		78,000
Due to Chairman and CEO	96,884	20,312
Note Payable Chief Executive Officer	125,503	161,371
Total Related Party Payables	222,387	259,683
Total current liabilities	$1,495,667	$1,665,048

STOCKHOLDERS' DEFICIT
Common stock, par value $0.00001; 1,000,000,000 shares
authorized, 82,924,466 and 53,245,328 issued and
outstanding at December 31, 2011 and March 31, 2011,
respectively	$829	$532
Additional paid-in capital	15,435,704	12,976,186
Stock subscription receivable	(5,000)
Accumulated deficit from prior operations	(8,521,904)	(8,521,904)
Accumulated deficit during development stage	(7,722,333)	(6,071,622)
Accumulated other comprehensive loss	(28,406)	(31,157)
Total Stockholders' Deficit	(841,110)	(1,647,965)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$654,557	$17,083

NOVO ENERGIES CORPORATION AND SUBSIDIARY
A DEVELOPMENT STAGE COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
					Period from inception
					of Development
	For the Three Months ended		For the Nine Months ended		(October 7, 2008)
	December 31,		December 31,		to December 31,
	2011	2010	2011	2010	2011
	(Unaudited)		(Unaudited)		(Unaudited)
OPERATING EXPENSES
General and Administrative	$307,208	$481,705	$1,249,190	$1,180,346	$5,683,199
Research and Development		206,039	1,000	544,658	987,352
Depreciation Expense	1,067	(5,369)	2,797	2,098	7,875
Total Expenses	308,275	682,375	1,252,987	1,727,102	6,678,426

NON OPERATING EXPENSE
Interest expense	16,805	206,751	60,889	498,873	707,072
Loss on extinguishment of debt			336,835		336,835
Total Non Operating Expense	16,805	206,751	397,724	498,873	1,043,907

NET LOSS	325,080	889,126	1,650,711	2,225,975	7,722,333

OTHER COMPREHENSIVE INCOME
Foreign Exchange Gain (Loss) on Translation	(4,075)	124	2,751	(1,500)	(28,406)
TOTAL COMPREHENSIVE LOSS	$329,155	$889,002	$1,647,960	$2,227,475	$7,750,739

NET LOSS PER SHARE (BASIC AND DILUTED)	$(0.01)	$(0.02)	$(0.02)	$(0.06)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING			71,844,174	36,581,578

NOVO ENERGIES CORPORATION AND SUBSIDIARY
A DEVELOPMENT STAGE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
			Period from Inception
			of Development
			(October 7, 2008)
	For the Nine Months Ended December 31,		to December 31,
	2011	2010	2011
	(Unaudited)		(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,650,711)	$(2,225,975)	$(7,722,333)
Adjustments to reconcile net loss to cash provided by
(used in) operating activities:
Stock based compensation	439,750	795,293	3,287,845
Shares Issued in settlement agreement			114,995
Note Payable Discount Amortization	9,132	433,083	458,858
Depreciation	2,797	2,098	8,875
Loss on extinguishemnt of debt	336,835		336,835
Convertible Debenture Repayment Premium			75,000
Decrease (increase) in assets
Miscellaneous Receivable		3,674
Increase (decrease) in liabilities
Prepaid expenses	(16,758)		(16,758)
Accounts Payable	12,874	109,006	689,362
Accrued Interest	44,351	64,040	89,901
Accrued Professional Fees	37,905	238,379	258,793
Related party payables	60,072	180,729	242,030
Cash used in operating activities	(723,753)	(399,673)	(2,176,597)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Equipment	(12,700)	(2,445)	(26,131)
Cash used in investing activities	(12,700)	(2,445)	(26,131)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Note Payable			242,000
Repayment of Note Payable			(62,428)
Proceeds from Convertible Debenture			491,667
Issuance of Common Stock	923,015	348,825	1,757,938
Proceeds from note payable to Chief Executive Officer	16,500		16,500
Repayment of note payable to Chief Executive Officer	(45,000)		(45,000)
Cash provided by financing activities	894,515	348,825	2,400,677

Foreign Currency Translation Effect	2,751	(1,513)	(28,406)

NET INCREASE (DECREASE) IN CASH	160,813	(54,806)	169,543

CASH, BEGINNING OF PERIOD	8,730	54,806
CASH, END OF PERIOD	$169,543		$169,543

NOVO ENERGIES CORPORATION AND SUBSIDIARY
A DEVELOPMENT STAGE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
			Period from Inception
			of Development
			(October 7, 2008)
	For the Nine Months Ended December 31,		to December 31,
	2011	2010	2011

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest and Taxes Paid	NONE	NONE	NONE

NON CASH ITEMS

Beneficial Conversion feature of debentures		$145,825	$226,417
Shares issued to settle accounts payable obligations			294,961
Debenture Commitment shares			368,750
Note Payable to Officer in settlement of payables			172,364

Note Payable to Officer in settlement of payables			(172,364)
Common shares issued for accounts payable and debenture
commitment shares			(75)
Additional Paid in Capital:
Shares issued to settle accounts payable			(294,947)
Beneficial conversion feature of debenture		(145,825)	(226,417)
Debenture commitment shares			(368,689)
Accural rent	$(78,000)		(78,000)
Common stock	7		7
Additional paid in capital	77,993		77,993

10% Convertible debenture	(575,000)		(575,000)
Accrued interest	(102,215)		(102,215)
Common stock	67		67
Additional paid in capital	677,148		677,148
License agreement	(450,000)		(450,000)
License agreement payable	450,000		450,000

NOTE A - NATURE OF BUSINESS, GOING CONCERN, AND PRESENTATION

Basis of Presentation

The accompanying consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included.  Results for the three and nine months ended December 31, 2011 are not necessarily indicative of the results that may be expected for the year ending March 31, 2012.  For further information, refer to the financial statements and footnotes thereto included in the Novo Energies Corporation annual report on Form 10-K for the year ended March 31, 2011.

Nature of Business

Novo Energies Corporation (“Novo”) was involved in the business of exploiting new technologies for the production of energy.  In May 2011, Novo entered into discussions to acquire Immunovative Therapies, Ltd. a wholly owned subsidiary of Immunovative Clinical Research Inc. a clinical research company seeking various business strategies.  On December 12, 2011, Novo entered into a license agreement with Immunovative pursuant to which Novo received an immediate exclusive and worldwide license to commercialize all product candidates (the “Licensed Products”) based on Immunovative’s current and future patents and a patent in-licensed from the University of Arizona.  Immunovative is developing a new class of immunotherapy drugs designed to harness the power of the immune system to treat cancer.  As such, Novo has abandoned its endeavors into the energy business.

Going Concern

As indicated in the accompanying financial statements, Novo has incurred cumulative net operating losses of $7,722,333 since inception of the development stage and has negative working capital of $1,309,366. Management’s plans include the raising of capital through equity markets to fund future operations, and the generating of revenue through its business.  Failure to raise adequate capital and generate adequate sales revenues could result in Novo having to curtail or cease operations.  Additionally, even if Novo does raise sufficient capital to support its operating expenses or generate adequate revenues, there can be no assurances that the revenues will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations.  These matters raise substantial doubt about Novo’s ability to continue as a going concern.  However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should Novo be unable to continue as a going concern.

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

NOTE A - NATURE OF BUSINESS, GOING CONCERN, AND PRESENTATION (CONTINUED)

Net Loss Per Common Share

Novo computes per share amounts in accordance with ASC Topic 260 Earnings per Share (EPS) which requires presentation of basic and diluted EPS.  Basic EPS is computed by dividing the income (loss) available to Common Stockholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS is based on the weighted-average number of shares of Common Stock and Common Stock equivalents outstanding during the periods.  A fully diluted calculation was not presented since the results would be anti-dilutive.

NOTE B – LICENSE AGREEENT

On December 12, 2011, Novo entered into a License Agreement (the “License Agreement”) with Immunovative, an Israeli Corporation, pursuant to which Novo received an immediate exclusive and worldwide license to commercialize all the Licensed Products based on Immunovative’s current and future patents and a patent in-licensed from the University of Arizona.  The license granted covers two experimental products for the treatment of cancer in clinical development called AlloStim TM and Allo Vax TM (“Licensed Products”).

In exchange for the license, Novo has undertaken an obligation to pay Immunovative $10 million from the date of the License Agreement until the date that is two years after receiving notice from a regulatory agency in the US, Canada, EU or Thailand of approval to commence a Phase II/III clinical trial (“Regulatory Notice”).  The $10 million due from Novo under the License Agreement is to be paid in the following installments: (i) $450,000 upon the signing of the Agreement (paid in February 2012), (ii) $150,000 at the start of each month after Immunovative submits to a peer-reviewed  journal a manuscript for publication describing the results of the Phase I/II clinical trial conducted pursuant to IND 13,9361 until the $10 million has been paid, (iii) $2 million within 60 days of receiving Regulatory Notice and (iv) at any time that Novo chooses prior to the dates above.

Upon successful completion of a randomized Phase II/III clinical trial (the “Clinical Trial”) designed to prove the efficacy of at least one of the Licensed Products, Novo and Immunovative have agreed to consummate a merger transaction (either directly or through a subsidiary of Novo) with the Immunovative shareholders immediately prior to the merger owning 75% of the post-merger shares and the shareholders of Novo immediately prior to the merger owning 25% of the post-merger shares on a fully diluted basis.  The successful completion of the Clinical Trial shall be defined as the date that the treatment protocol for the number of evaluable subjects necessary to conduct a statistical analysis comparing a placebo control group with a Licensed Product is completed, whereby there is sufficient power to detect a statistically significant (p<0.10) increase in overall survival of 50% or greater of the Licensed Product as compared to the placebo.

The License Agreement provides that the percentage of the post-merger shares that the shareholders of Novo immediately prior to the merger will increase in certain circumstances, including if Novo provides Immunovative more than the $10 million set out in the License Agreement and if Immunovative has outstanding debt (excluding any liabilities owed to patent attorney or for patent maintenance fees) at the time of the merger.  Likewise the License Agreement provides that the percentage of the post-merger shares that the shareholders of Novo immediately prior to the merger will decrease in certain circumstances, including if Immunovative raises funds on its own or if Novo has outstanding debts at the time of the merger.

If there is a successful completion of a Clinical Trial but Novo has not paid the full $10 million, the parties may agree to merge or Novo may receive shares of Immunovative based on the amount of funds the Company has provided Immunovative and the license will terminate.  If there is not a successful completion of a Clinical Trial and Novo decides to continue to fund the clinical trials, Novo will receive shares in Immunovative for any additional payments more than $10 million.  In each of these instances, the shares that Novo will receive will be based on a valuation (prior to the funds provided by Novo) of Immunovative of $30 million, which can be decreased for any outstanding debts (with the exception of patent related debts and trade liabilities) of Immunovative or increased for any funds raised by Immunovative on its own.

If Novo pays all amounts due under the License Agreement, but there is no successful completion of a Clinical Trial, Novo and Immunovative may nevertheless agree to merge.  If they do not, Novo shall maintain the license granted under the License Agreement.

NOTE C - NOTE PAYABLE TO CAETE INVEST TRADE, S.A.

On November 1, 2009, Novo issued a $242,000 promissory note to Caete Invest Trade, S.A. maturing on October 31, 2010.  The Company is currently in default under the note. The note bears interest at the rate of 10% per annum and is payable at maturity.  The face amount of the note plus accrued interest is convertible into unregistered common stock of Novo at the lesser of 100% of the volume weighted average price (“VWAP”) of common stock as reported by Bloomberg L.P. on the day prior to the conversion date and a 15% discount to the lowest daily closing “VWAP” of common stock during the five days prior to the conversion date.  Novo, in accordance with EITF 98-5 and 00-27, utilized the Market approach to value the debt instrument and concluded that a beneficial conversion feature exists since the effective conversion price of shares was less than the stock price at commitment date.  The 15% discount created a beneficial conversion feature at the commitment date aggregating $36,300 which was accreted monthly from the issuance date of the promissory note through maturity and was being recorded as additional interest expense.  On February 4, 2010, $62,428 of the loan was repaid.  The note is currently in default.   At March 31, 2011 and December 31, 2011, the loan balance was $179,572.

NOTE D - RELATED PARTY PAYABLES

At December 31, 2011, the related party payables of $222,387 consisted of: (a) expenses paid by the Chief Executive Officer on behalf of Novo aggregating $96,884 of which approximately $80,000 was paid in February 2012 and (b) a note payable to the Chief Executive Officer of $125,503 (See Note E for a description of the terms).

NOTE E - NOTE PAYABLE TO CHIEF EXECUTIVE OFFICER

On January 21, 2010, Novo owed its Chief Executive Officer approximately $376,560 for salary and expenditures paid by him on behalf of Novo.  Novo and its Chief Executive Officer agreed to formalize a portion of the debt and issued a $172,364 promissory note maturing on January 21, 2012.  The note bears interest at the rate of 10% per annum and is payable at maturity.  The face amount of the loan plus accrued interest was convertible into unregistered common stock of Novo at the lesser of 100% of the volume weighted average price (“VWAP”) of common stock as reported by Bloomberg L.P. on the day prior to the conversion date and a 15% discount to the lowest daily closing “VWAP” of common stock during the five days prior to the conversion date.  Novo in accordance with EITF 98-5 and 00-27 utilized the Market approach to value the debt instrument and concluded that a beneficial conversion feature exists since the effective conversion price of shares was less than the stock price at commitment date.  The 15% discount created a beneficial conversion feature at the commitment date aggregating $25,855 will be accreted monthly from the issuance date of the promissory note through maturity and will be recorded as additional interest expense.  During the nine months ended December 31, Novo repaid $45,000 of the loan. Accordingly, at December 31, 2011 and March 31, 2011, the balance of the loan is $125,503 and $161,371 net of the unamortized discount of $1,861 and $10,993, respectively.  The Company is currently in default under the Note.

NOTE F - CONVERTIBLE DEBENTURE

On January 26, 2010, Novo issued at par, a $500,000 Secured Convertible Debenture maturing on January 26, 2011.  The debenture bears interest at the rate of 10% per annum and is payable monthly.  Novo had granted a security interest in substantially all of the assets of Novo as collateral for the debenture. The face amount of the loan plus accrued interest is convertible into unregistered common stock of Novo at the lesser of 100% of the volume weighted average price (“VWAP”) of common stock as reported by Bloomberg L.P. on the day prior to the conversion date and a 15% discount to the lowest daily closing “VWAP” of common stock during the five days prior to the conversion date.  Additionally, Novo issued commitment shares totaling 6,085,193, equivalent to $1,500,000 at the closing date to obtain the loan. Novo in accordance with APB 14 utilized the Market Approach to value the debt instrument and allocated the net proceeds from the issuance of the debenture based upon the pro rata portion of the face value of the debentures and the undiscounted value of the commitment shares.  Additionally, 15% of the Debenture was allocated to a beneficial conversion feature in accordance with EITF 98-5 and EITF 00-27.  Novo concluded that the 15% discount created a beneficial conversion feature at the commitment date since the effective conversion price of the shares was less than the stock price at the commitment date.  The beneficial conversion feature and the pro rata value of the commitment shares aggregated $395,521 which was accreted monthly from the issuance date of the Debenture through maturity and will be recorded as additional interest expense.  At March 31, 2011, Novo recorded the 15% redemption premium which is required upon repayment and an additional 5% interest penalty resulting from the loan being in default for non-payment of interest.

On June 1, 2011, Novo’s secured convertible debenture was transferred to Green Eagle Capital Corp., a corporation controlled by a shareholder of Novo through a debt assignment instrument.

On July 11, 2011, Green Eagle Capital Corp., as principal agent for a group of investors, converted the secured convertible debenture into 10,000,000 shares of Novo’s common stock.

NOTE F - CONVERTIBLE DEBENTURE (CONTINUED)

In connection with the conversion, Novo incurred a loss on the extinguishment of debt in accordance with ASC Topic 470-60 Debt.  Under the terms of the original conversion agreement, Novo would have issued 6,678,320 shares based upon the conversion provisions.  Under the debt assignment and new conversion agreement, an additional 3,321,680 shares were issued valued at the conversion price in the original conversion agreement.

NOTE G - STOCKHOLDERS’ EQUITY

On May 1, 2009, Novo issued 3,000,000 shares of its common stock to Andre L’Heureux, former President of Novo, in connection with his employment contract.  The original contract specified that these shares vest at the rate of 83,333 per month over a three-year period.  On October 21, 2009, Mr. L’Heureux resigned as President and became Chief Technical Officer.  On October 1, 2010, the Board modified the agreement to provide for the immediate vesting of all unearned shares. The shares were valued at $0.10 per share utilizing May 1, 2009 as the measurement date.

On May 1, 2009, Novo entered into a consulting agreement with JMR Holdings, Inc. to assist Novo in developing a business strategy, an acquisition strategy, and a sales and marketing strategy.  In connection with the agreement, Novo issued 3,000,000 shares of its common stock at $0.10 per share utilizing May 1, 2009 as the measurement date which are to vest at the rate of 83,333 per month over a three-year period.  This agreement was amended on December 1, 2009 with immediate vesting of all issued shares.

On May 1, 2009, Novo entered into an agreement with Jeffrey Wolin to provide managerial consulting services.  In connection with the agreement, Novo issued 450,000 shares which will vest at the rate of 12,500 shares per month.  The shares were valued at $0.10 per share utilizing May 1, 2009 as the measurement date. On December 1, 2009, this agreement was amended to award 50,000 shares per month beginning January 1, 2010.  The additional shares were valued at $0.30 per share utilizing December 1, 2009 as the measurement date.  Mr. Wolin was to receive a total of 1,575,000 shares over the entire three-year duration of the contract.  On July 1, 2011, Novo terminated its relationship with Jeffrey Wolin.  In settlement of the agreement, Mr. Wolin agreed to receive 375,000 shares of Novo’s common stock.  In total, Mr. Wolin received 825,000 shares.

On May 1, 2009, Novo entered into a three-year consulting agreement with ELSO Investment Corporation to assist Novo in developing an acquisition strategy and structure outside North America and other services mutually agreed to by Novo and ELSO Investment Corporation.  In connection with the agreement, Novo issued 900,000 shares of its common stock valued at $0.10 per share utilizing May 1, 2009 as the measurement date.  The shares vest at the rate of 25,000 shares per month.  On December 19, 2009, this agreement was amended with immediate vesting of all issued shares.  The Chief Executive Officer of Novo has a beneficial ownership interest in ELSO Investment Corporation.  Stock based compensation in the amount of $90,000 was previously recognized.  On May 1, 2010, this agreement was cancelled and all shares were returned to Novo for cancellation.  Accordingly, the stock based compensation of $90,000 was reversed during the first quarter ended June 30, 2010.

On July 1, 2009, Novo entered into a consulting agreement with The Group Marcel Tremblay to provide consulting services relating to sales and business strategies.  In connection with the agreement, Novo will issue 25,000 shares of its common stock at $1.00 per share utilizing July 1, 2009 as the measurement date which will vest at the rate of 2,083 per month over a 12-month period.  On July 1, 2009, Novo issued 200,000 warrants valued at $0.982 per warrant to be vested over a 12 month period at 16,366 per month. On February 1, 2010, Novo modified the agreement canceling the warrants and issuing 360,000 shares of its common stock to be vested over a 36-month period retroactive to July 1, 2009.  The incremental value calculated was based upon the fair value of the shares at the measurement date of February 1, 2010 and the fair value of the warrants cancelled was $0.16 per share. On May 15, 2010, Novo terminated this contract.

On July 1, 2009, Novo entered into a consulting agreement with Faisal Farooq Butt to provide consulting services relating to corporate strategies as well as sales and marketing strategies for an eighteen-month period beginning July 15, 2009.  In connection with the agreement, Novo issued 200,000 shares of its common stock valued at $.93 per share utilizing July 15, 2009 as the measurement date. The shares will vest over an 18-month period.  On December 1, 2009, this contract was amended to award 50,000 shares per month effective January 1, 2010 and extended for an additional 30 months.  Mr. Butt would then receive a total of 1,566,666 shares over the term of the contract.  The share differential was valued at $0.30 per share utilizing December 1, 2009 as the measurement date.  On February 1, 2011, Novo terminated its agreement with Faisal Farooq Butt and Novo agreed to issue 500,000 shares of its common stock in connection with the termination.

NOTE G - STOCKHOLDERS’ EQUITY (CONTINUED)

On July 1, 2009, Novo entered into a consulting agreement with Jenkins Hill International to provide business and sales strategies.  In connection with the agreement, Novo issued 250,000 shares of its common stock valued at $1.00 per share utilizing July 1, 2009 as the measurement date which will vest at the time of issue.

Effective October 23, 2009, Novo entered into an employment agreement with Hakim Zahar as the President of Novo.  The agreement called for a base salary of $10,000 per month with payments starting November 15, 2009.  The executive was to receive a minimum of 50,000 shares of Novo’s common stock per month starting on the effective date of this agreement.  This agreement could be terminated by either party at will.  On May 28, 2010, Novo terminated the contract and agreed to compensate Mr. Zahar through February 15, 2010.  In accordance with the settlement agreement, 200,000 shares of Novo’s common stock were issued at a price of $0.44 per share based upon the commitment debt.

Effective August 15, 2009, Novo entered into a consulting agreement with Rubenstein Investor Relations, Inc. to provide consulting services with respect to matters concerning financial and investment communities for a minimum of nine months.  In addition to a monthly fee, Novo issued 200,000 five-year warrants, exercisable at $0.40 per share.  The warrants were valued using the Black-Scholes Option Pricing Model at $0.27 per share.

On November 1, 2009, Novo entered into a consulting agreement with Philippe Germaine to provide investor relations and consulting services. In connection with the agreement, Novo would pay a monthly retainer of $3,000 per month, and issue 15,000 shares of its common stock per month.  In addition, Mr. Germaine received a cash-signing bonus of $9,000.  Mr. Germaine’s contract was terminated on June 15, 2010.

Between October 22, 2009 and November 4, 2009, Novo sold, under private placement agreements to four different individuals, 159,929 units consisting of one share of common stock and one warrant for every two shares sold.  The units were sold at $0.35 per unit resulting in $55,975 proceeds to Novo.  The warrants were valued at approximately $0.12 per unit using Black-Scholes Option pricing model and classified as additional paid in capital.

On January 21, 2010, Novo agreed to convert $124,960 of professional and consulting fees to common stock valued at $0.21 per share.  Additionally, the Chief Executive Officer converted unpaid salaries and expenses paid on behalf of Novo totaling $170,000, to common stock valued at $0.21 per share.

On January 26, 2010, Novo entered into a secured convertible debenture maturing on January 26, 2011.  In connection with the debenture issuance, Novo issued 6,085,193 shares of its common stock valued at $368,750.  See Note E-Convertible Debenture.

On March 30, 2010, Novo cancelled its agreement with Colorado Tire Recycling, LLC.  In connection with the contract cancellation, Novo issued 500,000 shares of its common stock valued at $0.23 per share utilizing March 30, 2010 as the measurement date, aggregating $115,000.

On June 7, 2010, Novo entered into a six-month consulting agreement with Olga Finkelstein to assist Novo in developing a public relations strategy, new investor awareness strategies and communications.  The consulting contract called for a monthly cash payment of $2,000 and 5,000 shares per month.  The shares were to be valued at $0.05 per share, the value at commitment date. On December 1, 2010 Novo terminated the agreement. As a result, Novo Energies Corporation agreed to issue 30,000 common shares to Olga Finkelstein.

On August 1, 2010, Novo entered into a consulting agreement with Seth Shaw to assist Novo in developing a business strategy, an acquisition strategy and other services.  The term of agreement is one year commencing July 15, 2010.  Mr. Shaw received 1,500,000 shares at $0.11 per share aggregating $165,000.  The compensation is being recorded on a monthly basis.  On March 28, 2011, the contract was modified increasing the compensation to 4,500,000 shares.  The additional 3,000,000 shares were valued at $0.09, the fair value on date of commitment.

On August 18, 2010, the Board approved the issuance of 1,200,000 shares of its common stock to its Chief Executive in accordance with his amended employment contract.  The shares vest at the rate of 50,000 shares per month over a 24-month period commencing June 18, 2010 and have been valued at $0.16 per share, the fair market value at the date of commitment.

During the twelve months ended March 31, 2011, Novo, under various private placement agreements, sold 1,550,000 shares of its common stock at $0.10 per share aggregating $155,000 and 10, 278,500 shares of its common stock at $0.05 aggregating $543,796.

NOTE G - STOCKHOLDERS’ EQUITY (CONTINUED)

On February 1, 2011, Novo entered into a consulting agreement with Larry Caito to assist Novo in developing business and acquisition strategies and any other services mutually agreed to between Novo and consultant.  The term of the agreement is for one year.  Mr. Caito, as compensation, received 1,000,000 shares of Novo’s common stock which vest immediately.  The shares were valued at $0.08 per share, the fair market value of the stock as at the date of commitment.

During the nine months ended December 31, 2011, Novo, under private placement agreements, sold 14,060,300 shares of its common stock at $0.05 per share aggregating $703,015 and 2,200,000 shares of its common stock at $0.10 per share aggregating $220,000.

On June 15, 2011, Novo entered into a consulting agreement with CSIR Group, Inc. to assist in general business strategies.  In consideration for the services to be rendered, Novo issued 500,000 shares of its common stock at $0.12 per share, the commitment date value aggregating $60,000.  The amount has been recorded as stock based compensation.

On June 15, 2011, Novo entered into a consulting agreement with SARLA Group, SA to assist in general business strategies.  In consideration for the services to be rendered, Novo issued 1,000,000 shares of its common stock at $0.11 per share, the commitment date value aggregating $110,000.  The amount has been recorded as stock based compensation.

On June 15, 2011, Novo entered into a consulting agreement with Octave LG Investment, Inc. to assist in general business strategies.  In consideration for the services to be rendered, Novo issued 1,000,000 shares of its common stock at $0.11 per share, the commitment date value aggregating $110,00.  The amount has been recorded as stock based compensation.

On July 1, 2011, Marie Laura Gomez, the wife of Novo’s Chief Executive Officer converted $78,000 of unpaid rent for Novo’s headquarters to common stock.  The conversion rate was at $0.11 per share the date on which the conversion occurred.  Accordingly, Novo issued 709,090 shares.

As at December 31, 2011, Novo’s attorneys agreed to convert $35,514 of legal fees to common stock at $0.10 per share. The shares have not yet been issued, but have been recorded as though they have been issued.

On July 15, 2011, Novo issued 465,000 shares of its common stock to a former consultant in settlement of a consulting agreement.  The shares were valued at $0.10 per share.  Accordingly, stock based compensation in the amount of $46,500 was recorded.

NOTE H - FAIR VALUE MEASUREMENTS

On January 1, 2008, Novo adopted ASC 820 which defines fair value, provides a consistent framework for measuring fair value under generally accepted accounting principles and expands fair value financial statement disclosure requirements.  ASC 820’s valuation techniques are based on observable and unobservable inputs.  Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect our market assumptions.

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

The fair value of Novo’s cash, miscellaneous receivable, accounts payable, notes payable and accrued expenses approximate the carrying amounts of such investments due to their short maturity.

NOTE I - WARRANTS

The following table summarizes the activity of the warrants issued by Novo:

	Number of Warrants	Exercise Price	Expiration Date
Balance March 31, 2011
Issued
Private placements	194,465	$0.75	7/2012 to 11/2012
Consulting contracts	400,000	$0.35 to $0.40	8/2014
Cancelled-consulting contract	-200,000	$0.35
Exercised	-

Balance December 31, 2011	394,465	394,465

Under the private placements agreements, each warrant entitles the holder to purchase one share of Novo’s common stock for $0.75 per share and the warrants expire three years from the date of issuance.

The warrants were valued utilizing the following assumption employing the Black-Scholes Pricing Model:

	Consulting Agreements	Private Placements
Volatility	84.23% to 190.65%	94.99% to 195.52%
Risk-free rate	2.51% to 2.68%	1.42% to 1.52%
Dividend	0	0
Expected life of warrants	5	3

NOTE J - COMMITMENTS AND CONTINGENCIES

On June 18, 2010, Novo amended the Chief Executive’s employment contract whereby he will receive 1,200,000 shares of Company common stock and vest at the rate of 50,000 shares per month over a 24-month period commencing June 18, 2010.

NOTE K – SUBSEQUENT EVENTS

On January 11, 2012, Novo entered into an oral agreement with its Chief Executive Officer and a consultant pursuant to which upon the later of (i) the first payment of funds from a capital raise in the amount of up to $5,000,000 and (ii) the first payment of fees due to Immunovative  under the License Agreement dated December 12, 2011, Novo’s Chief Executive Officer and a consultant will be granted options to purchase up to 5,000,000 shares each of Novo’s common stock at a price of $0.10 per share.  The options will vest immediately upon grant and are exercisable for a period of 10 years from the date of growth.

On February 1, 2012, Novo entered into a lease agreement for its corporate facility with a Canadian Corporation.  The lease is for a period of three years.  The lease requires annual payments of $29,700, $30,400 and $31,000, respectively.

In February 2012, the Company (i) repaid $80,000 to its Chief Executive Officer in connection with Company expenses paid by the Chief Executive Officer (see Note D), (ii) paid Immunovative Therapies Ltd. (“Immunovative “) $450,000 due upon the entry of the License Agreement on December 12, 2011, (iii) advanced $200,000 to Immunovative under the License Agreement in connection with retaining consultants to assist Immunovative with applications before the US Food & Drug Administration and (iv) advanced $100,000 to Immunovative under the License Agreement to help start Phase II clinical trials in Thailand.

The Company has conducted a private placement in which it issued 16,951,180 shares of its common stock in exchange for $1,695,118.  2,220,000 of those shares were issued in December 2011 in exchange for $220,000, and 14,751,180 were issued in February 2012 in exchange for $1,475,118.  The private placement proceeds are being utilized to meet funding requirements of the License Agreement dated December 12, 2011 and satisfy working capital requirements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Novo Energies Corporation (“Novo”) was involved in the business of exploiting new Technologies for the clean production of energy.  The core of Novo’s technology was to recycle tires and plastics into energy as a Multi Stage Hybrid Gasification System, which undertakes the conversion of carbonaceous feedstock to a gaseous end-product with an upgraded heating value in an environmentally friendly manner, and which does not involve combustion or any other reagents or other pollutants.  The Company on May 17, 2011 entered into an exclusive memorandum of understanding with Immunovative Therapies Ltd. (“Immunovative”) whereby the Company would acquire Immunovative’s subsidiary.  The Company terminated this memorandum of understanding, and on December 12, 2011, it entered into a License Agreement with Immunovative pursuant to which Novo received an immediate exclusive and worldwide license to commercialize all product candidates (the “Licensed Products”) based on Immunovative’s current and future patents and a patent in-licensed from the University of Arizona.  As such, Novo has abandoned its endeavors into the energy business.

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

Subsequent Events

On January 11, 2012, Novo entered into an oral agreement with its Chief Executive Officer and a consultant pursuant to which upon the later of (i) the first payment of funds from a capital raise in the amount of up to $5,000,000 and (ii) the first payment of fees due to Immunovative  under the License Agreement dated December 12, 2011, Novo’s Chief Executive Officer and a consultant will be granted options to purchase up to 5,000,000 shares each of Novo’s common stock at a price of $0.10 per share.  The options will vest immediately upon grant and are exercisable for a period of 10 years from the date of growth.

On February 1, 2012, Novo entered into a lease agreement for its corporate facility with a Canadian Corporation.  The lease is for a period of three years.  The lease requires annual payments of $29,700, $30,400 and $31,000, respectively.

In February 2012, the Company (i) repaid $80,000 to its Chief Executive Officer in connection with Company expenses paid by the Chief Executive Officer (see Note D), (ii) paid Immunovative Therapies Ltd. (“Immunovative “) $450,000 due upon the entry of the License Agreement on December 12, 2011, (iii) advanced $200,000 to Immunovative under the License Agreement in connection with retaining consultants to assist Immunovative with applications before the US Food & Drug Administration and (iv) advanced $100,000 to Immunovative under the License Agreement to help start Phase II clinical trials in Thailand.

The Company has conducted a private placement in which it issued 16,951,180 shares of its common stock in exchange for $1,695,118.  2,220,000 of those shares were issued in December 2011 in exchange for $220,000, and 14,751,180 were issued in February 2012 in exchange for $1,475,118.  The private placement proceeds are being utilized to meet funding requirements of the License Agreement dated December 12, 2011 and satisfy working capital requirements.

RESULTS OF OPERATIONS

As indicated in the accompanying financial statements, the Company has incurred cumulative net operating losses of $7,722,333 since inception of the development stage and has negative working capital of $1,309,366.  Management’s plans include the raising of capital through equity markets to fund future operations and generating of revenue through its business.  Failure to raise adequate capital, seek a merger candidate and generate adequate sales revenues could result in the Company having to curtail or cease operations.  Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenues will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Results of Operation – Nine Months Ended December 31, 2011

The Company is currently developing its business, and as a result has no products or services to offer and no revenues.  Its net losses, comprised of operating expenses and non-operating expenses, totaled $1,650,711 in the nine months ended December 31, 2011 as compared to $2,225,975for the nine months ended December 31, 2010.

In developing its business, the Company has undertaken expenses that have resulted in a loss from operations of $1,252,987 in the nine months ended December 31, 2011, as compared to a loss from operations of $1,727,102 in the corresponding period in 2010.  Loss from operations resulted from general and administrative expenses, which increased to $1,249,190 from $1,180,346 in the nine month periods ended December 31, 2010 and 2011, research and development, which decreased from $544,658 to $1,000 in the nine month periods ended December 31, 2010 and 2011, and depreciation expenses, which increased to $2,797from $2,098.

The Company also had a decrease in its non-operating expenses for the nine months ended December 31, 2011 from the corresponding period in 2010 from $498,873 to $397,724.  The change in non-operating expenses resulted from a decrease in interest expense, from $498,873 to $60,889, offset by an increase in a loss on extinguishment of debt to $336,835 from $0.

Results of Operation – Three Months Ended December 31, 2011

The Company’s net losses, comprised of operating expenses and non-operating expenses, totaled $325,080 in the three months ended December 31, 2011 as compared to $889,126 for the three months ended December 31, 2010.

In developing its business, the Company has undertaken expenses that have resulted in a loss from operations of $308,275 in the three months ended December 31, 2011, as compared to a loss from operations of $682,375 in the corresponding period in 2010.  Loss from operations resulted consisted almost entirely of general and administrative expenses in the 2011 period, and in the 2010 period included general and administrative expenses of $481,705, research and development of $206,039 and a depreciation gain of $5,369.

The Company also had a decrease in its non-operating expenses for the three months ended December 31, 2011 from the corresponding period in 2010 from $206,751 to $16,805.  The change in non-operating expenses was exclusively related to a decrease in interest expense.

LIQUIDITY AND CAPITAL RESOURCES

In connection with our current liabilities of $1,495,667 as at December 31, 2011, we had a license agreement payable of $450,000, the note payable to Caete Invest Trade, S.A. of $179,572, accounts payable of $225,086, accrued professional fees of $294,763 and related party payables of $222,387.

On November 1, 2009, the Company issued a $242,000 promissory note to Caete Invest Trade, S.A. maturing on October 31, 2010.  The note bears interest at the rate of 10% per annum and is payable at maturity. The face amount of the note plus accrued interest is convertible into unregistered common stock of the company at the lesser of 100% of the volume weighted average price (“VWAP”) of common stock as reported by Bloomberg L.P. on the day prior to the conversion date and a 15% discount to the lowest daily closing “VWAP” of common stock during the five days prior to the conversion date.  The Company,  in  accordance  with  EITF 98-5  and  00-27, utilized  the  Market  approach  to  value  the  debt  instrument and concluded that a beneficial conversion feature exists since the effective conversion price of shares was less than the stock price at commitment date.  The 15% discount created a beneficial conversion feature at the commitment date aggregating $36,300 which was accreted monthly from the issuance date of the promissory note through maturity and was being recorded as additional interest expense.  On February 4, 2010, $62,428 of the loan was repaid.  The note is currently in default.  At December 31, 2011 and March 31, 2011 and December 31, 2010, the loan balance was $179,572.

At December 31, 2011, the related party payables of $222,387 consisted of: (a) expenses paid by the Chief Executive Officer on behalf of the Company aggregating $96,884 and (b) a note payable to the Chief Executive Officer in the amount of $125,503.

On January 21, 2010, the Company owed its Chief Executive Officer approximately $376,560 for salary and expenditures paid by him on behalf of the company.  The company and its Chief Executive Officer agreed to formalize a portion of the debt and issued a $172,364 promissory note maturing on January 21, 2012.  The note bears interest at the rate of 10% per annum and is payable at maturity.  The face amount of the loan plus accrued interest was convertible into unregistered common stock of the company at the lesser of 100% of the volume weighted average price (“VWAP”) of common stock as reported by Bloomberg L.P. on the day prior to the conversion date and a 15% discount to the lowest daily closing “VWAP” of common stock during the five days prior to the conversion date.  The Company in accordance with EITF 98-5 and 00-27 utilized the Market approach to value the debt instrument and concluded that a beneficial conversion feature exists since the effective conversion price of shares was less than the stock price at commitment date.  The 15% discount created a beneficial conversion feature at the commitment date aggregating $25,855 will be accreted monthly from the issuance date of the promissory note through maturity and will be recorded as additional interest expense.  During the nine months ended December 31, 2011, the Company repaid $45,000 of the loan. Accordingly, at December 31, 2011 and March 31, 2011, the balance of the loan is $125,503 and $161,371 net of the unamortized discount of $4,905 and $10,993, respectively.

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

Internal Control Over Financial Reporting — During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

Report On Disclosure Controls And Procedures — As of December 31, 2011, management carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, it concluded that the Company’s disclosure controls and procedures are not effective in ensuring that information required to be disclosed in its periodic filings under the Exchange Act is accumulated and communicated to us to allow timely decisions regarding required disclosures, and such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

 PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In the three-months ended December 31, 2011, the Company issued 2,800,000 shares in a private placement for an aggregate of $140,000.  In December 2011, the Company also issued 2,200,000 shares in a private placement for $0.10 per share.  On February 8, 2012, the Company issued 14,131,500 shares of its common stock to various investors at $0.10 per share

The shares mentioned above were issued in reliance on exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, including Rule 506 of Regulation D and Regulation S promulgated under the Securities Act of 1933, as amended.  These transactions qualified for exemption from registration because among other things, the transactions did not involve a public offering, each investor was an accredited investor, each investor had access to information about our Company and their investment, each investor took the securities for investment and not resale, there was no general solicitation or advertising in connection with the placement and we took appropriate measures to restrict the transfer of the securities.

Item 3. Defaults Upon Senior Securities.

On November 1, 2009, the Company issued a $242,000 promissory note to Caete Invest Trade, S.A. maturing on October 31, 2010.  The note bears interest at the rate of 10% per annum and is payable at maturity.  The face amount of the note plus accrued interest is convertible into unregistered common stock of the company at the lesser of 100% of the volume weighted average price (“VWAP”) of common stock as reported by Bloomberg L.P. on the day prior to the conversion date and a 15% discount to the lowest daily closing “VWAP” of common stock during the five days prior to the conversion date.  The Company,  in  accordance  with  EITF 98-5  and  00-27, utilized  the  Market  approach  to  value  the  debt  instrument and concluded that a beneficial conversion feature exists since the effective conversion price of shares was less than the stock price at commitment date.  The 15% discount created a beneficial conversion feature at the commitment date aggregating $36,300 which was accreted monthly from the issuance date of the promissory note through maturity and was being recorded as additional interest expense.  On February 4, 2010, $62,428 of the loan was repaid.  The note is currently in default.  At December 31, 2011 and March 31, 2011, the balance of the loan is $125,503 and $161,371 net of the unamortized discount of $1,861 and $10,993, respectively.

Item 4. Mine Safety Disclosures

Not applicable.

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

NOVO ENERGIES CORPORATION
(Registrant)

Date: February 21, 2012

/s/ Antonio Treminio
Antonio Treminio
Chief Financial Officer and Chief Executive Officer