Form 10-Q
period 2012-06-30
Immunovative, Inc.
filed 2012-08-14
CIK 1142790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 000-53723

IMMUNOVATIVE, INC.
(f/k/a Novo Energies Corporation)
(Exact name of registrant as specified in its charter)

Florida	65-1102237
(State or other jurisdiction of Identification No.)	(I.R.S. Employer or organization)

417, Rue St-Pierre, Suite 804
Montreal QC H2Y 2M3
Canada
 (Address of principal executive offices)  (Zip Code)

 (514) 840-3697
(Registrant's telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $.00001 Par Value

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of August 12, 2012 the registrant had 140,596,457 shares of its Common Stock, $0.00001 par value, outstanding.

TABLE OF CONTENTS

PART I. FINANCIAL STATEMENTS		Pages

Item 1.	UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS:	3

	Consolidated Balance Sheets as of June 30, 2012 (unaudited) and March 31, 2012	3

	Consolidated Statements of Operations for the Three Months Ended June 30, 2012 and 2011, and for the period December 12, 2011 (inception of development) to June 30, 2012 (unaudited)	4

	Consolidated Statements of Cash Flows for the Three Months Ended June 30, 2012 and 2011, and for the period December 12, 2011 (inception of development) to June 30, 2012 (unaudited)	5

	Notes to Unaudited Consolidated Financial Statements	7

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	17

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK	19

Item 4.	CONTROLS AND PROCEDURES	19

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS	21

Item 1A.	RISK FACTORS	21

Item 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS	21

Item 3.	DEFAULTS UPON SENIOR SECURITIES	23

Item 4.	MINE SAFETY DISCLOSURES	23

Item 5.	OTHER INFORMATION	23

Item 6.	EXHIBITS	24

ITEM 1    FINANCIAL STATEMENTS

IMMUNOVATIVE, INC. AND SUBSIDIARY
(Formerly Novo Energies Corporation and Subsidiary)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

ASSETS
	June 30,	March 31,
	2012	2012
	(unaudited)

CURRENT ASSETS
Cash	$569,547	$619,624
Marketable securities	300,000	-
Prepaid expense	12,264	12,264
Total current assets	881,811	631,888

EQUIPMENT - net	33,735	36,468

INTANGIBLE ASSETS - Domain Name	32,345	-

TOTAL ASSETS	$947,891	$668,356

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Note Payable Caete Invest & Trade, S.A.	$-	$179,572
Accounts Payable	261,149	208,644
Accrued Interest	34,102	77,847
Accrued Expenses	23,812	18,172
Accrued Professional Fees	93,270	145,822
Related party payables
Accrued Salaries and Taxes	59,860	39,412
Due to Chairman and CEO	14,000	16,500
Note Payable to Chief Executive Officer	42,364	52,364
Total current liabilities	$528,557	$738,333

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, par value $0.00001; 1,000,000,000 shares
authorized, 135,651,647 and 116,667,888 issued and
outstanding at June 30, 2012 and March 31, 2012,
respectively	1,357	1,166
Additional paid-in capital	22,132,978	20,770,505
Accumulated deficit from prior operations	(16,244,237)	(16,244,237)
Accumulated deficit during development stage	(5,467,601)	(4,595,168)
Accumulated other comprehensive loss	(3,163)	(2,243)
Total Stockholders' Equity (Deficit)	419,334	(69,977)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$947,891	$668,356

See accompanying notes to unaudited consolidated financial statements.

IMMUNOVATIVE, INC. AND SUBSIDIARY
(Formerly Novo Energies Corporation and Subsidiary)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

			Period from
			December 12, 2011
			(Inception of
	For the Three Months ended		Development)
	June 30,		to June 30,
	2012	2011	2012

OPERATING EXPENSES
General and Administrative	$623,601	$-	$4,391,033
Research and Development	243,050	-	1,062,214
Depreciation Expense	3,280	-	5,948
Total Expenses	869,931	-	5,459,195

LOSS FROM OPERATIONS	869,931	-	5,459,195

OTHER EXPENSE
Interest Expense	2,502	-	8,406

Total Other Expense	2,502	-	8,406

LOSS FROM CONTINUING OPERATIONS	(872,433)	-	(5,467,601)

DISCONTINUED OPERATIONS
Loss from operations of discontinued operations	-	(408,336)	-

NET LOSS	(872,433)	(408,336)	(5,467,601)

OTHER COMPREHENSIVE INCOME
Translation Adjustment	(920)	(251)	(920)

COMPREHENSIVE LOSS	$(873,353)	$(408,587)	$(5,468,521)

NET LOSS PER SHARE (Basic and Diluted)
Loss from continuing operations	$(0.01)	$-
Loss from discontinued operations	$-	$(0.01)
Net loss per share	$(0.01)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	122,304,734	56,838,026

See accompanying notes to unaudited consolidated financial statements.

IMMUNOVATIVE, INC. AND SUBSDIARY
(Formerly Novo Energies Corporation and Subsidiary)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

			Period from
			December 12, 2011
			(Inception of
			Development)
	For the Three Months Ended June 30,		to June 30,
	2012	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(872,433)	$-	$(5,467,601)
Loss from discontinued operations	$-	(408,336)	-
Adjustments to reconcile net loss to cash provided
by (used in) operating activities:
Stock-based compensation	304,969	72,125	3,457,269
Shares issued in Settlement Agreement	-	-	153,000
Note payable discount amortization	-	3,044	-
Depreciation and amortization	3,280	1,000	6,077
Decrease (increase) in assets
Prepaid expense	-	-	4,494
Increase (decrease) in liabilities
Accounts payable	52,506	2,511	36,063
Accrued salaries and wages	20,448	-	20,448
Accrued interest	2,502	21,287	13,950
Accrued expense	5,640	-	23,812
Accrued professional fees	(52,552)	(25,333)	(205,847)
Related party payables	(2,500)	9,784	(99,071)
Cash used in operating activities	(538,140)	(323,918)	(2,057,406)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	-	(21,009)
Purchase of intangible asset - domain name	(7,893)	-	(7,893)
Purchase of marketable securities	(300,000)	-	(300,000)
Cash used in investing activities	(307,893)	-	(328,902)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of note payable to Chief Executive
Officer	(10,000)	(45,000)	(85,000)
Sale of common stock	926,876	362,500	2,992,232
Commissions paid on sale of common stock	(120,000)	-	(120,000)
Cash provided by financing activities	796,876	317,500	2,787,232

Foreign Currency Translation Effect	(920)	(251)	(920)
NET INCREASE / (DECREASE) IN CASH	(50,077)	(6,669)	400,004

CASH, BEGINNING OF PERIOD	619,624	8,730	169,543
CASH, END OF PERIOD	$569,547	$2,061	$569,547

See accompanying notes to unaudited consolidated financial statements.

IMMUNOVATIVE, INC. AND SUBSDIARY
(Formerly Novo Energies Corporation and Subsidiary)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

			Period from
			December 12, 2011
			(Inception of
			Development)
	For the Three Months Ended June 30,		to June 30,
	2012	2011	2012

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Interest and Taxes Paid	$-	$-	$-

NON CASH ITEMS
Conversion of note payable - Caete Invest & Trade, S.A. to common stock	$(179,572)	$-	$(179,572)
Conversion of accrued interest on Caete Invest & Trade, S.A. to common stock	$(46,247)	$-	$(46,247)
Purchase of intangible asset - domain name with common stock	$(25,000)	$-	$(25,000)
Issuance of common stock	$29	$-	$29
Additional paid in capital	$250,790	$-	$250,790

See accompanying notes to unaudited consolidated financial statements.

IMMUNOVATIVE, INC. AND SUBSIDIARY
(Formerly Novo Energies Corporation and Subsidiary)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(unaudited)

NOTE A -  NATURE OF BUSINESS AND GOING CONCERN

Nature of Business

The Company, prior to December 12, 2011, was involved in the business of exploiting new technologies for the production of clean energy.  In May 2011, the Company had entered into an exclusive memorandum of understanding with Immunovative Therapies, Ltd. (“ITL”) (an Israeli company) whereby the Company would acquire a subsidiary of ITL. On December 12, 2011, the Company terminated this memorandum of understanding and entered into a License Agreement (the “License Agreement”) with ITL, pursuant to which the Company received an immediate exclusive and worldwide license to commercialize all the Licensed Products based on ITL’s current and future patents and a patent in-licensed from the University of Arizona.  The license granted covers two experimental products for the treatment of cancer in clinical development called AlloStim TM and Allo Vax TM (“Licensed Products”).  On May 8, 2012, the Company changed its name to Immunovative, Inc. to better reflect its new direction on the development and commercialization of the next generation of immunotherapy treatments.

Going Concern

As indicated in the accompanying financial statements, the Company has incurred cumulative net operating losses of $5,467,601 primarily from stock based compensation ($3,457,269) and research and development expenses ($1,062,214) since inception of the development stage.  Management’s plans include the raising of capital through equity markets to fund future operations, a successful merger with ITL and generating of revenue by sub-licensing its commercialization rights with ITL to other companies as well as potentially generating revenue once all drugs or treatments are eligible for commercialization.  Failure to raise adequate capital, complete a successful merger and generate adequate sales revenues could result in the Company having to curtail or cease operations.  Additionally, even if the Company does raise sufficient capital to support its operating expenses, complete a successful merger and generate adequate revenues, there can be no assurances that the revenues will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

IMMUNOVATIVE, INC. AND SUBSIDIARY
(Formerly Novo Energies Corporation and Subsidiary)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(unaudited)

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Foreign Currency Translation

Commencing with the quarter ended June 30, 2012, the Company considers the U.S. dollar to be its functional currency.  Prior to March 31, 2012, the Company considered the Canadian dollar to be its functional currency.  Assets and liabilities were translated into US dollars at year-end exchange rates.  Statement of operations amounts were translated using the average rate during the year.  Gains and losses resulting from translating foreign currency financial statements were included in accumulated other comprehensive gain or loss, a separate component of stockholders’ deficit.  As a result of the change in functional currency from Canadian to U.S. dollar, an accumulated comprehensive loss of $3,163 remains resulting from the conversion of a Canadian bank account.

Cash Equivalents

For purposes of reporting cash flows, cash equivalents include investment instruments purchased with an original maturity of three months or less.  The Company had a certificate of deposit expiring on December 31, 2011.

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

Intangible Assets

Intangible assets are stated at cost and amortized over five years.

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

Stock-Based Compensation

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
June 30, 2012
(unaudited)

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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
June 30, 2012
(unaudited)

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2012.  The respective carrying value of certain financial instruments approximated their fair values due to the short-term nature of these instruments.  These financial instruments include cash, accounts payable, accrued expenses and due to related parties.

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

As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by ASC 740 and concluded that the tax position of the Company does not meet the more-likely-than-not threshold as of June 30, 2012.

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
June 30, 2012
(unaudited)

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE C - EQUIPMENT

The Company’s equipment is as follows:

	June 30,	March 31,
	2012	2012	Estimated Life

Computer and office equipment	$47,011	$47,011	5 years
Less: accumulated depreciation	13,276	10,543
	$33,735	$36,468

NOTE D – INTANGIBLE ASSETS

Intangible assets consists of the cost of a domain name ($32,893) being amortized over five years.  Amortization for the three months ended June 30, 2012 was $548.

NOTE E – LICENSE AGREEMENT

On December 12, 2011, the Company entered into a License Agreement (the “License Agreement”) with Immunovative Therapies, Ltd., an Israeli Corporation (“ITL”), pursuant to which the Company received an immediate exclusive and worldwide license to commercialize all product candidates (the “Licensed Products”) based on ITL’s current and future patents and a patent in-licensed from the University of Arizona.  The license granted covers two experimental products for the treatment of cancer in clinical development called AlloStim TM and Allo Vaz TM (“Licensed Products”).

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
June 30, 2012
(unaudited)

NOTE E – LICENSE AGREEMENT (CONTINUED)

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

If the Company pays all amounts due under the License Agreement, but there is no successful completion of a Clinical Trial, the Company and ITL may nevertheless agree to merge.  If they do not, the Company shall maintain the license granted under the License Agreement.  As of June 30, 2012, the Company has paid ITL $1,062,214 and recorded the payment as Research and Development expenses.  Subsequent to June 30, 2012, the Company has paid ITL an additional $321,000 for a total since inception of $1,383,214.

NOTE F – NOTE PAYABLE TO CAETE INVEST & TRADE, S.A.

On November 1, 2009, the Company issued a $242,000 promissory note to Caete Invest & Trade, S.A. maturing on October 31, 2010.  The note bears interest at the rate of 10% per annum and is payable at maturity. The face amount of the note plus accrued interest is convertible into unregistered common stock of the company at the lesser of 100% of the volume weighted average price (“VWAP”) of common stock as reported by Bloomberg L.P. on the day prior to the conversion date and a 15% discount to the lowest daily closing “VWAP” of common stock during the five days prior to the conversion date.  The Company, in  accordance  with  EITF 98-5  and  00-27, utilized  the  Market  approach  to  value  the  debt  instrument and concluded that a beneficial conversion feature exists since the effective conversion price of shares was less than the stock price at commitment date.  The 15% discount created a beneficial conversion feature at the commitment date aggregating $36,300 which was accreted monthly from the issuance date of the promissory note through maturity and was recorded as additional interest expense.   On February 4, 2010, $62,428 of the loan was repaid.  The loan balance was $179,572 at March 31, 2012.  On April 26, 2012, through an assignment of the Debt Agreement, Caete Invest & Trade, S.A. agreed to sell and/or assign the debt, including interest owed by the Company to a third party investor/shareholder of the Company who repaid Caete Invest & Trade, S.A. The assignment transferred to the individual any and all rights, interests and claim arising under the original note agreement.  On May 21, 2012, the note was converted into 2,720,000 shares of the Company’s common stock.

NOTE G – NOTE PAYABLE TO CHIEF EXECUTIVE OFFICER

On January 21, 2010, the Company issued to its Chief Executive Officer a $172,364 promissory note maturing on January 21, 2012.  The note bears interest at the rate of 10% per annum and is payable at maturity.  The face amount of the loan plus accrued interest is convertible into unregistered common stock of the company at the lesser of 100% of the volume weighted average price (“VWAP”) of common stock as reported by Bloomberg L.P. on the day prior to the conversion date and a 15% discount to the lowest daily closing “VWAP” of common stock during the five days prior to the conversion date.  The Company, in accordance with EITF 98-5 and 00-27, utilized the Market approach to value the debt instrument and concluded that a beneficial conversion feature exists since the effective conversion price of shares was less than the stock price at commitment date.  The 15% discount created a beneficial conversion feature at the commitment date aggregating $55,923 which was accreted monthly from the issuance date of the promissory note through maturity and was recorded as additional interest expense.   During the three months ended June 30, 2012 and the year ended March 31, 2012, $10,000 and $120,000 of the note was repaid. Accordingly, at June 30, 2012 and March 31, 2012, the loan balance is $42,364 and $52,364.  On August 2, 2012, the remaining balance of the loan plus accrued interest of $34,102 was repaid.

IMMUNOVATIVE, INC. AND SUBSIDIARY
(Formerly Novo Energies Corporation and Subsidiary)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(unaudited)

NOTE H - STOCKHOLDERS’ EQUITY (DEFICIT)

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

IMMUNOVATIVE, INC. AND SUBSIDIARY
(Formerly Novo Energies Corporation and Subsidiary)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(unaudited)

NOTE H - STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

On February 15, 2012, the Company entered into a consulting with an individual to act in the capacity of office manager.  The agreement provides for the issuance of 25,000 shares per month.  During the quarter ended June 30, 2012, the consultant was issued 125,000 shares at an average monthly price of $0.12 per share.

On February 25, 2012, the Company entered into an agreement with Momentum Public Relations, Inc. for strategic business development activities.  In connection with the agreement, the consultant is to receive 600,000 shares of the common stock vesting immediately as of April 1, 2012.  The shares were valued at $0.10 per share, the price at the date of commitment.  The contract is for one year.

On March 15, 2012, the Company entered into a consulting contract with an individual to assist the Company with web design and branding, develop online marketing strategies and other services agreed to between the Company and the consultant.  The agreement is for a period of 24 months.  In addition to cash consideration, the consultant will receive 25,000 shares of the Company’s common stock monthly.  During the quarter ended June 30, 2012, the consultant received 75,000 shares valued at $0.11 per share.

On April 1, 2012, the Company entered into a consulting agreement with an individual to be an advisory board member.  The agreement is for a period of one year.  In addition to cash compensation, the individual will receive 25,000 shares of the Company’s common stock on a monthly basis.  During the quarter ended June 30, 2012, the individual received 75,000 shares of common stock valued at $0.12 per share.

On April 26, 2012, the Company entered into a consulting agreement to provide investor relation services.  The contract is for a period of 12 months and the consultant received 805,000 shares of the Company’s common stock valued at $0.12 per share, the fair market value at the date of commitment.

On May 10, 2012, the Company entered into a consulting agreement with an individual to render strategic marketing services assisting the Company with search engine online marketing strategies and developing such strategies and other services mutually agreed to by the Company and the consultant.  The contract is for a period of twelve months.  As part of the consultant’s compensation, he will receive monthly 15,000 shares of the Company’s common stock.  During the quarter ended June 30, 2012, the consultant received 15,000 shares valued at $0.10 per share, the fair market value at the date of commitment.

On May 15, 2012, the chief executive officer’s contract was amended to award him an additional 2,500,000 shares.  The shares were valued at $0.10 per share, the market value at the date of commitment.

On May 15, 2012, the Company entered into an agreement with a consultant to render strategic advisory services to include securing a well-qualified management team, developing acquisition strategy and other services mutually agreed to by the Company and consultant.  The term of the contract is for 36 months.  In connection with the contract, the consultant was awarded 2,500,000 shares of the Company’s common stock.  The shares were valued at $0.10 per share the market value at the date of commitment.

On May 21, 2012, the Company under the provisions of a note payable to Caete Invest & Trade, S.A., converted the note payable of $179,572 and accrued interest of $46,247, or an aggregate of $225,819, into 2,720,000 shares of the Company’s common stock.

On June 4, 2012, the Company purchased its Internet domain name for $7,500 and the issuance of 200,000 shares of the Company’s common stock valued at $0.125 per share, the market value at the commitment date.

On June 26, 2012, the Company entered into a consulting agreement with XS Invest, LLC and issued 100,000 shares of its common stock at $0.12 per share.

During the quarter ended June 30, 2012, the Company sold for cash, 9,268,759 shares of its common stock at $0.10 per share aggregating $806,876, net of $120,000 paid in introducing fees.

IMMUNOVATIVE, INC. AND SUBSIDIARY
(Formerly Novo Energies Corporation and Subsidiary)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(unaudited)

NOTE I – WARRANTS

The following table summarizes the activity of the warrants outstanding as at June 30, 2012:

	Number of Warrants	Exercise Price	Expiration Date

Balance March 31, 2012 (1)	394,465	$0.75	7/2012 –8/2014
Issued on June 5, 2012 (2)	200,000	$0.15	6/5/15
Issued on June 14, 2012 (2)	250,000	$0.18	6/14/15

Exercised	-

Balance June 30, 2012	844,465

(1)	Private Placement Agreements
(2)	Consulting Agreements

The warrants were valued utilizing the following assumption employing the Black-Scholes Pricing Model:
	Consulting	Private
	Agreements	Placements

Volatility	241.65% to 244.92%	94.99% to 195.52%
Risk-free rate	1.34% to 0.41%	1.42% to 1.52%
Dividend	-	-
Expected life of warrants	3	3

The warrants issued to consultants during the quarter ended June 30, 2012 were in connection with obtaining funds under private placement agreements.  Accordingly, the expense of $47,000 has been charged to additional paid in capital.

NOTE J - STOCK OPTIONS

On February 1, 2012, the Company awarded 5,000,000 options to purchase common shares to its’ Chief Executive Officer and 5,000,000 options to purchase common shares to the vice president – strategic planning.  These options vested immediately and were for services performed.  The Company recorded stock-based compensation expense of $1,400,000 for the issuance of these options.  The following weighted average assumptions were used for Black-Scholes option-pricing model to value these stock options:

Volatility	220%
Expected dividend rate	-
Expected life of options in years	10
Risk-free rate	1.87%

A summary of option activity as of March 31, 2012, and changes during the period then ended, is presented below:

Weighted
	Weighted		Average
	Average		Remaining	Aggregate
	Exercise	Number of	Contractual	Intrinsic
Options	Price	Shares	Term	Value

Balance March 31, 2012	$0.10	10,000,000	9.85	$400,000
Options granted	-	-	-	-
Options exercised	-	-	-	-
Options cancelled/forfeited	-	-	-	-
Balance at June 30, 2012	$0.10	10,000,000	9.85	$400,000
Exercisable at June 30, 2012	$0.10	10,000,000	9.85	$400,000

The weighted-average grant-date fair value of options granted during the three months ended June 30, 2012 was $0.14.

IMMUNOVATIVE, INC. AND SUBSIDIARY
(Formerly Novo Energies Corporation and Subsidiary)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(unaudited)

NOTE K - COMMITMENTS AND CONTINGENCIES

On January 31, 2012, the Company entered into a three year lease for its corporate office.  This requires a monthly payment of $2,150 per month.  Required annual payments are as follows: 2013-$25,800; 2014-$25,800; and 2015-$15,050.

The Company’s employment agreement with its chief executive officer has compensation payable at $10,000 per month with the contract expiring in July 2012.

In connection with the Company’s consulting contracts, the Company has commitments for monthly payments of $9,500 for the ensuing twelve months and $9,000 per month for the ensuing 36 months.

On May 15, 2012, the Company amended the Chief Executive Officer’s employment agreement to include additional awards of the Company’s common stock, should the Company raise a total of $7,500,000 in equity financing, he will earn an additional 2,500,000 shares of the Company’s common stock at current prices.

NOTE L - SUBSEQUENT EVENTS

Subsequent to the three months ended June 30, 2012, the Company, through various private placements, sold approximately 13,263,000, shares of its common stock at $0.10 per share aggregating $1,326,300.

Subsequent to June 30, 2012, the Company advanced Immunovative Therapies, Ltd. under the license agreement (see Note E) $321,000.

On July 1, 2012, the Company entered into a consulting agreement with an individual to render strategic advisory services.  The agreement is for one year and requires the issuance of 500,000 shares of the Company’s common stock.

On July 23, 2012, the Company entered into a consulting agreement with Wall Street Relations, Inc. to provide strategic advisory services with the implementation of branding concepts, marketing, and strategic introductions to institutional investors and accredited individual investors and introductions to prospective advisory board and management candidates.  The agreement is for a period of six months.  The consultant under the original agreement as consideration will receive 2,000,000 shares of the Company’s common stock and cash fees of $500,000. The cash consideration under the agreement is being amended.  Through August 10, 2012, the Company advanced $730,000 to Wall Street Relations, Inc.

On August 2, 2012, the Company repaid the remaining balance of the note payable of $22,364 and the unpaid accrued interest of $34,102 to the chief executive officer.

PART I - FINANCIAL INFORMATION

SPECIAL NOTICE REGARDING FORWARD-LOOKING STATEMENTS

We believe that it is important to communicate our future expectations to our security holders and to the public.  This report, therefore, contains statements about future events and expectations which are “forward-looking statements” within the meaning of Sections 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934, including the statements about our plans, objectives, expectations and prospects under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  You can expect to identify these statements by forward-looking words such as “may,” “might,” “could,” “would,” ”will,” “anticipate,” “believe,” “plan,” “estimate,” “project,” “expect,” “intend,” “seek” and other similar expressions.  Any statement contained in this report that is not a statement of historical fact may be deemed to be a forward-looking statement.  Although we believe that the plans, objectives, expectations and prospects reflected in or suggested by our forward-looking statements are reasonable, those statements involve risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements, and we can give no assurance that our plans, objectives, expectations and prospects will be achieved.

Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the “Risk Factors” section of and elsewhere in our Form 10-K dated March 31, 2012 for the fiscal year ended March 31, 2012 and in our subsequent filings with the Securities and Exchange Commission.

THIS REPORT CONTAINS FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. THESE FORWARD LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OR ANTICIPATED RESULTS, INCLUDING THOSE SET FORTH UNDER "RISK FACTORS" IN THIS “MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND ELSEWHERE IN THIS REPORT. THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH "SELECTED FINANCIAL DATA" AND THE COMPANY'S FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT.

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

On July 30, 2009, Novo Energies Corporation (“Novo”) formed a wholly-owned subsidiary - WTL Renewable Energy, Inc. (“WTL”). WTL was established as a Canadian Federal Corporation whose business is to initially research available technologies capable of transforming plastic and tires into useful energy commodities. Simultaneously, WTL also intended to plan, build, own, and operate renewable energy plants throughout Canada utilizing a third party technology and using plastic and tire waste as feedstock.  On May 8, 2012, the name was changed to Immunovative Canada, Inc.

On May 17, 2011, Novo entered into an exclusive memorandum of understanding with Immunovative Clinical Research, Inc. (“ICRI”), a Nevada corporation and wholly-owned subsidiary of Immunovative Therapies, Ltd. (“ITL”), an Israeli corporation pursuant to which the Company and ICRI intended to pursue a merger resulting in Novo owning ICRI.

RESULTS OF OPERATIONS

Three months ended June 30, 2012 compared to the three months ended June 30, 2011

Revenue. The Company is currently developing its business, and as a result has no products or services to offer and no revenues.

Selling, General and Administrative Expenses. For the three months ended June 30, 2012, selling, general and administrative expenses were $623,601 compared to $381,050 for the same period in 2011, an increase of 209.5%.  This increase was primarily due to increased travel expenses, stock-based compensation under consulting agreements and increased personnel.

Research and Development Expenses. For the three months ended June 30, 2012, research and development expenses were $243,050 compared to $1,000 for the same period in 2011, an increase of $242,050.  This increase was primarily due to the payments made under the license agreement with Immunovative Therapies, Ltd.

Net Loss. We generated net losses of $872,433 for the three months ended June 30, 2012 compared to $408,336 for the same period in 2011, an increase of 249.6%.  This increase was primarily due to an increase in business activity.

Liquidity and Capital Resources

We continue to fund our operations through private placement offerings and financings.

During the three months ending June 30, 2012, we continued the private placement offering of our equity securities to a number of accredited investors.  Through these private placement offerings, we sold 9,268,759 shares of our common stock at $0.10 per share aggregating $806,879 net of $120,000 paid in introducing fees.  During the period December 12, 2011 (inception of the development stage) to June 30, 2012, we sold 29,832,319 shares of our common stock at $0.10 per share aggregating $2,863,235 net of $120,000 paid in introducing fees.

At June 30, 2012, we had cash and cost equivalents of $569,547 compared to $619,624 at March 31, 2012.

Cash Flows

Net cash used in operating activities amounted to $2,057,406 for the period from December 12, 2011 (inception of Development Stage) to June 30, 2012.  Net cash used in operating activities amounted to $538,140 and $323,918 for the three months ended June 30, 2012 and 2011, respectively, which were due to the increase in business activities.

Net cash used in operating activities for the three months ended June 30, 2012 and 2011 was $304,969 and $72,125, an increase of $232,844 primarily from share based compensation to consultants.

During the period from inception December 12, 2011 (inception of the Development Stage), we generated $2,863,235 net of $120,000 paid in introducing fees from private placement sales of our common stock.

During the three months ended June 30, 2012, we generated cash from financing activates of $796,876 primarily from the sale of common stock.  During the three months ended June 30, 2011, we generated cash from financing activities of $317,500_primarily from the sale of common stock.

We do not believe that our cash on hand at June 30, 2012 will be sufficient to fund our license agreement requirements if all the conditions of the license agreement required of the licensor are met.  We will continue to seek additional equity financing.  However, there is no assurance that we will be successful in our equity private placements.

Going Concern Qualifications

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company had no revenue and net losses of $827,433 for the period ended June 30, 2012 compared to sales of $0 and net loss of $408,336 (related to discontinued operations) for the three months ended June 30, 2011. As discussed in Note A to the financial statements, since inception of the Development Stage (December 12, 2011) the Company had losses of $5,467,601 and there are existing uncertain conditions which the Company faces relative to its obtaining financing and capital in the equity markets. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company had working capital surplus, stockholders’ equity, and accumulated deficit during the development stage of $353,254, $419,334 and $5,467,601, respectively, at June 30, 2012, and used cash in operations of $538,140 in the three months ended June 30, 2012.  The Company is highly dependent on its ability to continue to obtain investment capital from future funding opportunities to fund the current and planned operating levels.  The unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company’s continuation as a going concern is dependent upon its ability to bring in income generating activities and its ability to continue receiving investment capital from future funding opportunities. No assurance can be given that the Company will be successful in these efforts.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company's controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its chief executive and chief financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms and that information required to be disclosed is accumulated and communicated to the chief executive and interim chief financial officer to allow timely decisions regarding disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are not effective as of such date.  The Chief Executive Officer and Chief Financial Officer have determined that the Company continues to have the following deficiencies which represent a material weakness:

1.	The Company does not have an Audit Committee;
2.
Lack of in-house personnel with the technical knowledge to identify and address some of the reporting issues surrounding certain complex or non-routine transactions. With material, complex and non-routine transactions, management has and will continue to seek guidance from third-party experts and/or consultants to gain a thorough understanding of these transactions;

3.	Insufficient personnel resources within the accounting function to segregate the duties over financial transaction processing and reporting;
4.	Insufficient written policies and procedures over accounting transaction processing and period end financial disclosure and reporting processes.

To remediate our internal control weaknesses, management intends to implement the following measures:

●	The Company will add sufficient number of independent directors to the board and will form an Audit Committee with a qualified person to chair the committee.

●	The Company will add sufficient accounting personnel to properly segregate duties and to effect a timely, accurate preparation of the financial statements.

●	The Company will hire staff technically proficient at applying U.S. GAAP to financial transactions and reporting.

●	Upon the hiring of additional accounting personnel, the Company will develop and maintain adequate written accounting policies and procedures.

The additional hiring is contingent upon the Company’s efforts to obtain additional funding through equity or debt and the results of its operations. Management expects to secure funds in the coming fiscal year but provides no assurances that it will be able to do so.

Changes in Internal Control over Financial Reporting

Except as set forth above, there were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

The Company’s management, including the CEO who is also the Chief Financial Officer and acting Principal Accounting Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and all fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.  Further, the design of the control system must reflect that there are resource constraints and that the benefits must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.  Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of controls.  The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Projections of any evaluation of controls effectiveness to future periods are subject to risks.  Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

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

On February 15 and 28, 2012, the Company entered into consulting agreements with Bridgeview Capital.  In consideration for these services, the Company issued 3,000,000 shares of its common stock vesting immediately.

On February 15, 2012, the Company entered into a consulting agreement with an individual to assist the Chief Executive Officer with day to day operating activities.  In consideration for these services, the Company issued 250,000 shares vesting immediately.

On February 28, 2012, the Company entered into a consulting agreement with an individual to provide capital introduction and other services as mutually agreed upon with the Company.  In consideration for these services, the Company issued 1,195,000 shares of its common stock vesting immediately.

On February 28, 2012, the Company entered into a consulting agreement with Rubicon Capital Advisors, LLC to assist the Company in developing marketing and investor relations strategies and other services as mutually agreed to by the Company and consultant.  In consideration for these services, the Company issued 2,500,000 shares of its common stock.

On February 28, 2012, the Company entered into a consulting agreement with Sirton International, Inc. to assist the Company in developing a marketing and investor relations, assist the Company in developing an acquisition strategy and structure with the European market and other services as mutually agreed to by the Company and consultant.  In consideration for these services, the Company issued 5,400,000 shares of its common stock.

In connection with settlement agreements dated February 21 and 23, 2012, the Company issued 1,100,000 shares of its common stock to Satellite Advisors Group, LLC and Dr. Stella Snug.

On February 15, 2012, the Company entered into a consulting with an individual to act in the capacity of office manager.  The agreement provides for the issuance of 25,000 shares per month.  During the quarter ended June 30, 2012, the consultant was issued 125,000 shares.

On February 25, 2012, the Company entered into an agreement with Momentum Public Relations, Inc. for strategic business development activities.  In connection with the agreement, the consultant is to receive 600,000 shares of the common stock.

On March 15, 2012, the Company entered into a consulting contract with an individual to assist the Company with web design and branding, develop online marketing strategies and other services agreed to between the Company and the consultant.  The agreement is for a period of 24 months.  The consultant will receive 25,000 shares of the Company’s common stock monthly.  During the quarter ended June 30, 2012, the consultant received 75,000 shares.

On April 1, 2012, the Company entered into a consulting agreement with an individual to be an advisory board member.  The agreement is for a period of one year.  The individual will receive 25,000 shares of the Company’s common stock on a monthly basis.  During the quarter ended June 30, 2012, the individual received 75,000 shares of common stock.

On April 26, 2012, the Company entered into a consulting agreement to provide investor relation services.  The contract is for a period of 12 months and the consultant received 805,000 shares of the Company’s common stock.

On May 10, 2012, the Company entered into a consulting agreement with an individual to render strategic marketing services assisting the Company with search engine online marketing strategies and developing such strategies and other services mutually agreed to by the Company and the consultant.  The contract is for a period of twelve months.  As part of the consultant’s compensation, he will receive monthly 15,000 shares of the Company’s common stock.  During the quarter ended June 30, 2012, the consultant received 15,000 shares.

On May 15, 2012, the chief executive officer’s contract was amended to award him an additional 2,500,000 shares.

On May 15, 2012, the Company entered into an agreement with a consultant to render strategic advisory services to include securing a well-qualified management team, developing acquisition strategy and other services mutually agreed to by the Company and consultant.  The term of the contract is for 36 months.  In connection with the contract, the consultant was awarded 2,500,000 shares of the Company’s common stock.

On May 21, 2012, the Company under the provisions of a note payable to Caete Invest & Trade, S.A., converted the note payable of $179,572 and accrued interest of $46,247, or an aggregate of $225,819, into 2,720,000 shares of the Company’s common stock.

On June 4, 2012, the Company purchased its Internet domain name and issued 200,000 shares of the Company’s common stock.

On June 26, 2012, the Company entered into a consulting agreement with XS Invest, LLC and issued 100,000 shares of its common stock.

During the quarter ended June 30, 2012, the Company sold for cash, 9,268,759 shares of its common stock.

Subsequent to the three months ended June 30, 2012, the Company, through various private placements, sold approximately 13,263,000 shares of its common stock.

On July 1, 2012, the Company entered into a consulting agreement with an individual to render strategic advisory services.  The agreement is for one year and requires the issuance of 500,000 shares of the Company’s common stock.

On July 23, 2012, the Company entered into a consulting agreement with Wall Street Relations, Inc. to provide strategic advisory services with the implementation of branding concepts, marketing, and strategic introductions to institutional investors and accredited individual investors and introductions to prospective advisory board and management candidates.  The agreement is for a period of six months.  The consultant as consideration will receive 2,000,000 shares of the Company’s common stock.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.  MINE SAFETY DISCLOSURES.

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

IMMUNOVATIVE, INC.
(formerly Novo Energies Corporation)
(Registrant)

Date: August 14, 2012

/s/ Antonio Treminio
Antonio Treminio
Chief Executive Officer and Chief Financial Officer