Form 10-Q
period 2012-09-30
Immunovative, Inc.
filed 2012-11-16
CIK 1142790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 000-53723

IMMUNOVATIVE, INC.
(f/k/a Novo Energies Corporation)
(Exact name of registrant as specified in its charter)

Florida	65-1102237
(State or other jurisdiction of Identification No.)	(I.R.S. Employer or organization)

39 Old Ridgebury Road
Danbury, CT  06180
 (Address of principal executive offices)  (Zip Code)

  (917) 796-9926
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    ☑   No

As of November 1, 2012 the registrant had 186,416,669 shares of its Common Stock, $0.00001 par value, outstanding.

TABLE OF CONTENTS

PART I. FINANCIAL STATEMENTS		Pages

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS:	3

	Consolidated Balance Sheets as of September 30, 2012 (unaudited) and March 31, 2012	3

	Consolidated Statements of Operations for the six months ended September 30, 2012 and 2011, and for the period December 12, 2011 (inception of development) to September 30, 2012 (unaudited)	4

	Consolidated Statements of Cash Flows for the six months ended September 30, 2012 and 2011, and for the period December 12, 2011 (inception of development) to September 30, 2012 (unaudited)	5

	Consolidated Statement of Stockholders’ Equity (Deficit) for the year ended March 31, 2012 and for the six months ended September 30, 2012 (unaudited)	7

	Notes to Consolidated Financial Statements (unaudited)	8

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	19

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK	21

Item 4.	CONTROLS AND PROCEDURES	21

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS	22

Item 1A.	RISK FACTORS	22

Item 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS	23

Item 3.	DEFAULTS UPON SENIOR SECURITIES	25

Item 4.	MINE SAFETY DISCLOSURES	25

Item 5.	OTHER INFORMATION	25

Item 6.	EXHIBITS	25

ITEM 1    FINANCIAL STATEMENTS

IMMUNOVATIVE, INC. AND SUBSIDIARY
(Formerly Novo Energies Corporation and Subsidiary)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2012	2012
	(unaudited)
ASSETS

Current assets:
Cash	$481,994	$619,624
Marketable securities	300,000	-
Prepaid expense	28,764	12,264
Total current assets	810,758	631,888

Advance to Immunovative Therapies, Ltd. for future stock ownership	2,649,214	-
Less: Impairment of advances to Immunovative Therapies, Ltd. for
future stock ownership	(2,649,213)	-

Advance to Immunovative Therapies, Ltd. for future stock ownership, net	1	-

Equipment, net	31,003	36,468

Intangible assets - domain name	30,700	-

Total assets	$872,462	$668,356

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Note payable Caete Invest & Trade, S.A.	$-	$179,572
Accounts payable	250,181	208,644
Accrued interest	-	77,847
Accrued expenses	168,394	18,172
Accrued professional fees	102,890	145,822
Related party payables
Accrued salaries and taxes	74,160	39,412
Due to former chairman and chief executive officer	106,500	16,500
Note payable to former chairman and chief executive officer	-	52,364
Total current liabilities	702,125	738,333

Stockholders' equity (deficit)
Common stock, par value $0.00001; 1,000,000,000 shares
authorized, 180,283,336 and 116,667,888 issued and
outstanding at September 30, 2012 and March 31, 2012,
respectively	1,803	1,166
Additional paid-in capital	25,620,349	20,770,505
Accumulated deficit from prior operations	(16,244,237)	(16,244,237)
Accumulated deficit during development stage	(9,210,121)	(4,595,168)
Accumulated other comprehensive loss	2,543	(2,243)
Total stockholders' equity (deficit)	170,337	(69,977)

Total liabilties and stockholders' equity (deficit)	$872,462	$668,356

See accompanying notes to unaudited consolidated financial statements.

IMMUNOVATIVE, INC. AND SUBSIDIARY
(Formerly Novo Energies Corporation and Subsidiary)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

					Period from
					December 12,
					2011
					(Inception of
	For the Three Months ended		For the Six Months ended		Development)
	September 30,		September 30,		to September 30,
	2012	2011	2012	2011	2012

Operating expenses
General and administrative	$2,152,133	$-	$2,775,734	$-	$6,543,166
Impairment of advances to Immunovative
Therapies, Ltd. for future stock ownership	1,585,999	-	1,829,049	-	2,648,213
Depreciation expense	4,378	-	7,658	-	10,326
Total expenses	3,742,510	-	4,612,441	-	9,201,705

Loss from operations	(3,742,510)	-	(4,612,441)	-	(9,201,705)

Other expense
Interest expense	10	-	2,512	-	8,416

Total other expense	10	-	2,512	-	8,416

Loss from continuing operations	(3,742,520)	-	(4,614,953)	-	(9,210,121)

Discontinued operations
Loss from operations of discontinued operations	-	(917,295)	-	(1,325,631)	-

Net loss	(3,742,520)	(917,295)	(4,614,953)	(1,325,631)	(9,210,121)

Other comprehensive income
Translation adjustment	6,626	-	5,706	(251)	5,706

Comprehensive loss	$(3,735,894)	$(917,295)	$(4,609,247)	$(1,325,882)	$(9,204,415)

Net loss per share (basic and diluted)
Loss from continuing operations	$(0.02)	$-	$(0.03)	$-
Loss from discontinued operations	$-	$(0.02)	$-	$(0.02)
Net loss per share	$(0.02)	$(0.01)	$(0.03)	$(0.01)

Weighted average common shares outstanding
Basic and diluted		56,838,026	136,108,457	56,838,026

See accompanying notes to unaudited consolidated financial statements.

IMMUNOVATIVE, INC. AND SUBSDIARY
(Formerly Novo Energies Corporation and Subsidiary)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

			Period from
			December 12, 2011
			(Inception of
	For the Six Months Ended		Development)
	September 30,		to September 30,
	2012	2011	2012

Cash flows from operating activities
Net loss	$(4,614,953)	$-	$(9,210,121)
Loss from discontinued operations	-	(1,325,631)	-
Adjustments to reconcile net loss to cash provided
by (used in) operating activities:
Stock-based compensation	1,038,171	415,750	4,190,471
Shares issued in Settlement Agreement	-	-	153,000
Note payable discount amortization	-	6,088	-
Depreciation and amortization	7,658	1,730	10,326
Loss on extinguishment of debt	-	336,835
Decrease (increase) in assets
Prepaid expense	(16,500)	-	(12,006)
Increase (decrease) in liabilities
Accounts payable	106,239	1,731	89,796
Accrued salaries and wages	34,748	-	34,748
Accrued interest	(31,600)	36,677	(20,150)
Accrued expense	150,220	-	168,392
Accrued professional fees	(42,932)	(34,363)	(196,227)
Related party payables	90,000	61,512	(6,571)
Cash used in operating activities	(3,278,949)	(499,671)	(4,798,342)

Cash flows from investing activities
Purchase of equipment	-	-	(21,009)
Net advances to Immunovative Therapies, Ltd.
for future stock ownership	(1)	-	(1)
Purchase of intangible asset - domain name	(7,893)	-	(7,893)
Purchase of marketable securities	(300,000)	-	(300,000)
Cash used in investing activities	(307,894)	-	(328,903)

Cash flows from financing activities
Repayment of note payable to former chief
executive officer	(52,364)	(45,000)	(127,364)
Sale of common stock	4,121,047	525,000	6,186,403
Proceeds from note payable to former chief
executive officer	-	6,500	-
Commissions paid on sale of common stock	(623,956)	-	(623,956)
Cash provided by financing activities	3,444,727	486,500	5,435,083

Foreign currency translation effect	4,486	6,827	4,613
Net increase / (decrease) in cash	(137,630)	(6,344)	312,451

Cash, beginning of period	619,624	8,730	169,543
Cash, end of period	$481,994	$2,386	$481,994

See accompanying notes to unaudited consolidated financial statements.

IMMUNOVATIVE, INC. AND SUBSDIARY
(Formerly Novo Energies Corporation and Subsidiary)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

			Period from
			December 12, 2011
			(Inception of
	For the Six Months Ended		Development)
	September 30,		to September 30,
	2012	2011	2012

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Interest and Taxes Paid	$-	$-	$-

NON CASH ITEMS
Conversion of accounts payable to common
stock	$(65,000)	$-	$(65,000)
Conversion of note payable - Caete Invest &
Trade, S.A. to common stock	$(179,572)	$-	$(179,572)
Issuance of common stock to settle commissions
on private placement offering	$(676,400)	$-	$(676,400)
Conversion of accrued interest on Caete Invest
& Trade, S.A. to common stock	$(46,247)	$-	$(46,247)
Purchase of intangible asset - domain name with
common stock	$(25,000)	$-	$(25,000)
10% convertible debenture	$-	$(575,000)	$-
Accrued interest	$-	$(102,215)	$-
Accrued rent	$-	$(78,000)	$-
Issuance of common stock	$88	$74	$88
Additional paid in capital	$992,131	$755,141	$992,131

See accompanying notes to unaudited consolidated financial statements.

IMMUNOVATIVE, INC. AND SUBSIDIARY
(Formerly Novo Energies Corporation and Subsidiary)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
For the year ended March 31, 2011 and for the six months ended September 30, 2012

					Deficit
				Deficit	accumulated	Accumulated
			Additional	accumulated	during the	other	Total
	Number of		paid-in	from prior	development	comprehensive	stockholders'
	shares	Amount	capital	operations	stage	income (loss)	deficit

Balance March 31, 2011	53,245,238	$532	$12,976,186	$(14,593,526)		$(31,157)	$(1,647,965)

Sale of common stock under private
placement agreements at $0.10 per share	22,853,560	229	2,285,127				2,285,356
Sale of common stock under private
placement agreements at $0.05 per share	13,450,000	134	672,366				672,500
Issuance of shares under consulting agreements
between $0.10 and $0.14 per share	14,845,000	148	2,008,152				2,008,300
Issuance of shares in connection with
settlement agreements at $0.14 per share	1,565,000	16	199,484				199,500
Vesting of stock based compensation			137,247				137,247
Conversion of accrued expense to common stock	709,090	7	77,993				78,000
Conversion of convertible debt to common stock	10,000,000	100	1,013,950				1,014,050
Issuance of stock options			1,400,000				1,400,000
Net loss for the period from April 1, 2011
to December 11, 2011				(1,650,711)			(1,650,711)
Net loss for the period from December 12, 2011
(inception of development) to March 31, 2012					(4,595,168)		(4,595,168)
Translation adjustment						28,914	28,914

Balance March 31, 2012	116,667,888	$1,166	$20,770,505	$(16,244,237)	$(4,595,168)	$(2,243)	$(69,977)

Sale of common stock under private placement
agreements at $0.10 to $0.15 per share	41,260,448	415	4,120,632				4,121,047
Amendment to former chief executive officer's
employment agreement at $0.10 per share	2,500,000	25	249,975				250,000
Issuance of shares under consulting contract for
strategic planning officer at $0.10 per share	2,500,000	25	249,975				250,000
Issuance of shares to purchase domain name at
$0.125 per share	200,000	2	24,998				25,000
Issuance of shares under consulting contracts
at $0.10 to $0.29 per share during the period
April 1, 2012 to June 30, 2012, net of vesting
amortization	8,450,000	84	538,087				538,171
Issuance of shares to convert Caete Invest &
Trade, S.A. debt under conversion agreement	2,720,000	27	225,792				225,819
Conversion of accounts payable at $0.10 per
share	650,000	6	64,994				65,000
Stock issued for commissions under private
placement agreements	5,335,000	53	676,347				676,400
Commission expense paid with stock issuances
under private placements			(677,000)				(677,000)
Commission paid under private placement
agreements in cash			(623,956)				(623,956)
Translation adjustment						4,786	4,786
Net loss for the six months ended September
30, 2012					(4,614,953)		(4,614,953)

Balance at September 30, 2012	180,283,336	$1,803	$25,620,349	$(16,244,237)	$(9,210,121)	$2,543	$170,337

See accompanying notes to unaudited consolidated financial statements.

IMMUNOVATIVE, INC. AND SUBSIDIARY
(Formerly Novo Energies Corporation and Subsidiary)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(unaudited)

NOTE 1 - NATURE OF BUSINESS AND GOING CONCERN

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

Going Concern

As indicated in the accompanying financial statements, the Company has incurred net operating losses of $4,614,953 primarily from stock based compensation ($1,038,171) and an impairment of advances for future stock purchase to ITL ($1,829,049) for the six months ended September 30, 2012.   Since inception, the Company has incurred net operating losses of $9,210,121.  Management’s plans include the raising of capital through equity markets to fund future operations, a successful merger with ITL and generating of revenue by sub-licensing its commercialization rights with ITL to other companies as well as potentially generating revenue once all drugs or treatments are eligible for commercialization.  Failure to raise adequate capital, complete a successful merger and generate adequate sales revenues could result in the Company having to curtail or cease operations.  Additionally, even if the Company does raise sufficient capital to support its operating expenses, complete a successful merger and generate adequate revenues, there can be no assurances that the revenues will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Effective July 1, 2009, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10 Generally Accepted Accounting Principles-Overall (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied to nongovernmental entities in the preparation of financial statements in conformity with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for SEC registrants.  All guidance contained in the Codification carries an equal level of authority.  The Codification superseded all existing non-SEC accounting and reporting standards.  All other non-grandfathered, non-SEC accounting literature not included in the codification is non-authoritative.  The FASB will not issue new standards in the form of Statements, FASB Positions or Emerging Issue Task Force Abstracts.  Instead, it will issue Accounting Standards Updates (“ASUs”).  The FASB will not consider ASUs as authoritative in their own right.  ASUs will serve only to update the Codification, provide background information about the guidance and provide the basis for conclusions on the change(s) in the Codification.

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

IMMUNOVATIVE, INC. AND SUBSIDIARY
(Formerly Novo Energies Corporation and Subsidiary)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(unaudited)

Foreign Currency Translation

Commencing with the quarter ended September 30, 2012, the Company considers the U.S. dollar to be its functional currency.  Prior to March 31, 2012, the Company considered the Canadian dollar to be its functional currency.  Assets and liabilities were translated into U.S. dollars at year-end exchange rates.  Statement of operations amounts were translated using the average rate during the year.  Gains and losses resulting from translating foreign currency financial statements were included in accumulated other comprehensive gain or loss, a separate component of stockholders’ deficit.  As a result of the change in functional currency from Canadian to U.S. dollars, accumulated comprehensive income of $2,543 remains resulting from the conversion of a Canadian bank account.

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

Net Loss Per Common Share

The Company computes per share amounts in accordance with ASC Topic 260 Earnings per Share (“EPS”) which requires presentation of basic and diluted EPS.  Basic EPS is computed by dividing the income (loss) available to Common Stockholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS is based on the weighted-average number of shares of Common Stock and Common Stock equivalents outstanding during the periods.  A fully diluted calculation is not presented since the results would be anti-dilutive.

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
September 30, 2012
(unaudited)

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2012.  The respective carrying value of certain financial instruments approximated their fair values due to the short-term nature of these instruments.  These financial instruments include cash, accounts payable, accrued expenses and due to related parties.

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
September 30, 2012
(unaudited)

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

As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by ASC 740 and concluded that the tax position of the Company does not meet the more-likely-than-not threshold as of September 30, 2012.

Recent Accounting Pronouncements

In June 2011, the FASB issued ASU No. 2011-05 which amends ASC Topic 220, Comprehensive Income.  Under the amendment, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  The amendments in this ASU should be applied retrospectively.  Additionally, the FASB issued a second amendment to ASC Topic 220 in December 2011, ASU No. 2011-12, which allows companies the ability to defer certain aspects of ASU 2011-05.  For public entities, these amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The amendments do not require any transition disclosures.  The Company has adopted this ASU retroactively.

On September 15, 2011, the FASB issued ASU 2011-08, Intangibles-Goodwill and Other, which simplifies how an entity is required to test Goodwill for impairment.  This ASU will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.  Under the ASU, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based upon qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount.  The ASU includes a number of factors to consider in conducting the qualitative assessment.  The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.   The Company has adopted this ASU.

NOTE 3 - EQUIPMENT

The Company’s equipment is as follows:

	September 30,	March 31,
	2012	2012	Estimated Life

Computer and office equipment	$47,011	$47,011	5 years
Less: accumulated depreciation	16,008	10,543
	$31,003	$36,468

NOTE 4 – INTANGIBLE ASSETS

Intangible assets consists of the cost of a domain name ($32,893) being amortized over five years.  Amortization for the six months ended September 30, 2012 was $2,193.

NOTE 5 – LICENSE AGREEMENT

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

IMMUNOVATIVE, INC. AND SUBSIDIARY
(Formerly Novo Energies Corporation and Subsidiary)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(unaudited)

In exchange for the license, the Company has undertaken an obligation to pay ITL $10 million from the date of the License Agreement until the date that is two years after receiving notice from a regulatory agency in the U.S,, Canada, European Union or Thailand of approval to commence a Phase II/III clinical trial (“Regulatory Notice”).  The $10 million due from the Company under the License Agreement is to be paid in the following installments: (i) $450,000 upon the signing of the Agreement (paid in February 2012), (ii) $150,000 at the start of each month after ITL submits to a peer-reviewed  journal a manuscript for publication describing the results of the Phase I/II clinical trial conducted pursuant to IND 13,9361 until the $10 million has been paid, (iii) $2 million within 60 days of receiving Regulatory Notice and (iv) at any time that the Company chooses prior to the dates above.

Upon successful completion of a randomized Phase II/III clinical trial (the “Clinical Trial”) designed to prove the efficacy of at least one of the Licensed Products, the Company and ITL have agreed to consummate a merger transaction (either directly or through a subsidiary of the Company) with the ITL shareholders immediately prior to the merger owning 75% of the post-merger shares and the shareholders of the Company immediately prior to the merger owning 25% of the post-merger shares on a fully diluted basis.  The successful completion of the Clinical Trial shall be defined as the date that the treatment protocol for the number of evaluable subjects necessary to conduct a statistical analysis comparing a placebo control group with a Licensed Product is completed, whereby there is sufficient power to detect a statistically significant (p<0.10) increase in overall survival of 50% or greater of the Licensed Product as compared to the placebo.  Final merger percentages can be re-negotiated based on a number of variables and factors, including but not limited to, aggregate capital raised by the Company, market conditions, mutual agreement by both management teams.

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

If there is a successful completion of a Clinical Trial but the Company has not paid the full $10 million, the parties may agree to merge or the Company will receive shares of ITL based on the amount of funds that the Company has provided ITL and the license will terminate.  If there is not a successful completion of a Clinical Trial and the Company decides to continue to fund the clinical trials, the Company will receive shares in ITL for any additional payments more than $10 million.  In each of these instances, the shares that the Company will receive will be based on a valuation (prior to the funds provided by the Company) of ITL of $30 million, which can be decreased for any outstanding debts (with the exception of patent related debts and trade liabilities) of ITL or increased for any funds raised by ITL on its own.

If the Company pays all amounts due under the License Agreement, but there is no successful completion of a Clinical Trial, the Company and ITL may nevertheless agree to merge.  If they do not, the Company shall maintain the license granted under the License Agreement.  As of September 30, 2012, the Company has paid ITL $2,649,214 and recorded the payment as advances to ITL for future stock ownership (“Advances").  Subsequent to September 30, 2012, the Company has paid ITL an additional $875,000 for a total since inception of $3,524,214..

In connection with the advances, management has provided an impairment provision for the total amount of the advances due to the undeterminable value of the advances at the present time.

NOTE 6 – NOTES PAYABLE

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

IMMUNOVATIVE, INC. AND SUBSIDIARY
(Formerly Novo Energies Corporation and Subsidiary)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(unaudited)

On January 21, 2010, the Company issued to its former Chief Executive Officer a $172,364 promissory note maturing on January 21, 2012.  The note bears interest at the rate of 10% per annum and is payable at maturity.  The face amount of the loan plus accrued interest is convertible into unregistered common stock of the company at the lesser of 100% of the volume weighted average price (“VWAP”) of common stock as reported by Bloomberg L.P. on the day prior to the conversion date and a 15% discount to the lowest daily closing “VWAP” of common stock during the five days prior to the conversion date.  The Company, in accordance with EITF 98-5 and 00-27, utilized the Market approach to value the debt instrument and concluded that a beneficial conversion feature exists since the effective conversion price of shares was less than the stock price at commitment date.  The 15% discount created a beneficial conversion feature at the commitment date aggregating $55,923 which was accreted monthly from the issuance date of the promissory note through maturity and was recorded as additional interest expense.   During the six months ended September 30, 2012 and the year ended March 31, 2012, $52,364 and $120,000 of the note was repaid. Accordingly, at March 31, 2012, the loan balance was $52,364 which was repaid during the six months ended September 30, 2012.

NOTE 7 – RELATED PARTIES

Antonio Treminio, former chief executive officer and chairman of the Company, was a note holder of the Company.  On August 2, 2012, the remaining balance of the note payable of $52,364 and the accrued interest of $34,102 was paid.  See Note 6.

NOTE 8 - STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

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
September 30, 2012
(unaudited)

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

On February 15, 2012, the Company entered into a consulting with an individual to act in the capacity of office manager.  The agreement provides for the issuance of 25,000 shares per month.  During the six month ended September 30, 2012, the consultant was issued 75,000 shares at an average monthly price of $0.12 to $0.25 per share.

On February 25, 2012, the Company entered into an agreement with Momentum Public Relations, Inc. for strategic business development activities.  In connection with the agreement, the consultant is to receive 600,000 shares of the common stock vesting immediately as of April 1, 2012.  The shares were valued at $0.10 per share, the price at the date of commitment.  The contract is for one year.

On March 15, 2012, the Company entered into a consulting contract with an individual to assist the Company with web design and branding, develop online marketing strategies and other services agreed to between the Company and the consultant.  The agreement is for a period of 24 months.  In addition to cash consideration, the consultant will receive 25,000 shares of the Company’s common stock monthly.  During the six months ended September 30, 2012, the consultant received 150,000 shares valued at $0.11 to $0.20 per share.

On April 1, 2012, the Company entered into a consulting agreement with an individual to be an advisory board member.  The agreement is for a period of one year.  In addition to cash compensation, the individual will receive 25,000 shares of the Company’s common stock on a monthly basis.  During the six months ended September 30, 2012, the individual received 150,000 shares of common stock valued at $0.12 to $0.20 per share.

On April 26, 2012, the Company entered into a consulting agreement to provide investor relation services.  The contract is for a period of 12 months and the consultant received 805,000 shares of the Company’s common stock valued at $0.12 per share, the fair market value at the date of commitment.

On May 10, 2012, the Company entered into a consulting agreement with an individual to render strategic marketing services assisting the Company with search engine online marketing strategies and developing such strategies and other services mutually agreed to by the Company and the consultant.  The contract is for a period of twelve months.  As part of the consultant’s compensation, he will receive monthly 15,000 shares of the Company’s common stock.  During the six months ended September 30, 2012, the consultant received 15,000 shares valued at $0.10 per share, the fair market value at the date of commitment.

On May 15, 2012, the former chief executive officer’s contract was amended to award him an additional 2,500,000 shares.  The shares were valued at $0.10 per share, the market value at the date of commitment.

On May 15, 2012, the Company entered into an agreement with a consultant to render strategic advisory services to include securing a well-qualified management team, developing acquisition strategy and other services mutually agreed to by the Company and consultant.  The term of the contract is for 36 months.  In connection with the contract, the consultant was awarded 2,500,000 shares of the Company’s common stock.  The shares were valued at $0.10 per share the market value at the date of commitment.  On August 22, 2012, the agreement was terminated and the consultant became the chief executive officer of the Company.

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

On June 26, 2012, the Company entered into a consulting agreement with XS Invest, LLC and during the six months ended September 30, 2012 issued 1,800,000 shares of its common stock at $0.12 to $0.20 per share.

On July 23, 2012, the Company entered into a consulting agreement with Wall Street Relations, Inc. to provide strategic advisory services with the implementation of branding concepts, marketing, and strategic introductions to institutional investors and accredited individual investors and introductions to prospective advisory board and management candidates.  The agreement is for a period of six months.  In addition to the cash compensation of $730,000, the Company issued 2,000,000 shares of its common stock valued at $0.15, the fair value at the commitment date.

IMMUNOVATIVE, INC. AND SUBSIDIARY
(Formerly Novo Energies Corporation and Subsidiary)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(unaudited)

On September 1, 2012, the Company entered into a consulting agreement with Lakeport Business Services, Inc. (“LBS”) whereas Bruce Harmon (“Harmon”), the president of LBS, would serve as chief financial officer of the Company.  As part of the agreement, Harmon was granted 500,000 shares of common stock and, on a quarterly basis hereafter, receive an additional 50,000 shares of common stock of the Company.  The term of the contract is one year.  The initial 500,000 shares were valued at $0.20, the fair value at the date of commitment.

During the six months ended September 30, 2012, the Company sold for cash, 41,260,448 shares of its common stock at $0.10 to $0.15 per share aggregating $4,121,047, net of commissions aggregating $623,956 paid in cash and 5,335,000 shares of common stock valued at $677,000 in introducing fees. The private placement for $0.10 was closed on August 20, 2012.  The proceeds from the private placement to date have been used primarily for general and administrative purposes and for the investment into ITL pursuant to the License Agreement (see Note 5).

On September 19, 2012, the Company converted $65,000 of accounts payable to common stock and issued 650,000 shares of its common stock.  The shares were valued based upon the invoice amounts.

On July 24, 2012, the Company appointed an individual to the Company’s advisory board for a period of one year.  The advisory board member will receive 25,000 shares of common stock of the Company on a monthly basis as compensation.  During the quarter ended September 30, 2012, the board member received 50,000 shares of the Company’s common stock valued at $0.22 per share.

On August 1, 2012, the Company appointed an individual to the Company’s advisory board for a two year period and issued 500,000 shares of its common stock as compensation.  The shares vest immediately and were valued at $0.22.

On July 1, 2012, the Company entered into a consulting agreement with an individual to provide strategic advisory services to assist the Company in developing corporate structures, the development of potential strategic and business partners in Europe and other services mutually agreed to by the Company.  In consideration for the services to be rendered, the Company issued 500,000 shares of its common stock which vest immediately.  The shares were valued at $0.15 per share, the fair value at the date of commitment.

On August 23, 2012, the Company issued 500,000 shares of the common stock to the Company’s corporate secretary who is a consultant to the Company.  The shares vest immediately and were valued at $0.20 per share, the fair value at the date of commitment.

On March 1, 2012, the Company entered into a consulting agreement with an individual to render strategic advisory services.  In addition to monthly cash compensation of $3,000, the agreement calls for the issuance of 25,000 shares of common stock on a monthly basis.  During the six months ended September 30, 2012, 175,000 shares were issued at a value of $0.165 per share.

On September 1, 2012, the Company entered into a consulting agreement with an individual to provide strategic advisory services to the Company primarily to introduce strategic and business development partners, assist in developing corporate structures, and other services mutually agreed to by the Company.  The agreement is for a period of 12 months and the Company issued 200,000 shares of its common stock as consideration and vest immediately.  The shares were valued at $0.20 per share, the fair value at the date of commitment.

On July 15, 2012, the Company entered into a monthly consulting contract with an entity to render strategic advisory services specifically to provide strategic business partners in Europe, develop corporate structures and other services mutually agreed to by the Company.  As consideration for the services to be performed, the Company issued 150,000 shares of its common stock valued at $0.16 per share, the fair value at the date of commitment.  The agreement is for a period of 12 months.

In connection with the consulting agreements and the board advisory agreements, the agreements have as part of the compensation arrangements, the following clauses: a) the consultant will be reimbursed for all reasonable out of pocket expenditures, b)to the extent the consultant introduces the Company to any sources of equity or debt arrangements, the Company agrees to pay 8% to 10% in cash and 8% to 10% in common stock of the Company of all cash amounts actually received by the Company and 2% for debt arrangements, and c) the Company, in its sole discretion, may make additional cash payments and/or issue additional shares of common stock to the consultant based upon the consultant’s performance.

During the six months ended September 30, 2012, the Company paid the consultants under these arrangements $623,956 in cash and issued 5,335,000 shares of common stock valued at $677,000.

IMMUNOVATIVE, INC. AND SUBSIDIARY
(Formerly Novo Energies Corporation and Subsidiary)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(unaudited)

Warrants for Common Stock

The following table summarizes the activity of the warrants for common stock outstanding as at September 30, 2012:

	Number of Warrants	Exercise Price	Expiration Date

Balance March 31, 2012	394,465	$0.75	7/2012 –8/2014
Exercised	-

Balance September 30, 2012	394,465

The warrants were valued utilizing the following assumption employing the Black-Scholes Pricing Model:

Volatility	241.65% to 244.92%
Risk-free rate	1.34% to 0.41%
Dividend	-
Expected life of warrants	3

Stock Options

On February 1, 2012, the Company awarded 5,000,000 options to purchase common shares to its former Chief Executive Officer and 5,000,000 options to purchase common shares to the vice president – strategic planning.  These options vested immediately and were for services performed.  The Company recorded stock-based compensation expense of $1,400,000 for the issuance of these options.  The following weighted average assumptions were used for Black-Scholes option-pricing model to value these stock options:

Volatility	220%
Expected dividend rate	-
Expected life of options in years	10
Risk-free rate	1.87%

IMMUNOVATIVE, INC. AND SUBSIDIARY
(Formerly Novo Energies Corporation and Subsidiary)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(unaudited)

A summary of option activity as of March 31, 2012, and changes during the period then ended, is presented below:

Weighted
	Weighted		Average
	Average		Remaining	Aggregate
	Exercise	Number of	Contractual	Intrinsic
Options	Price	Shares	Term	Value

Balance March 31, 2012	$0.10	10,000,000	9.85	$400,000
Options granted	-	-	-	-
Options exercised	-	-	-	-
Options cancelled/forfeited	-	-	-	-
Balance at September 30, 2012	$0.10	10,000,000	9.85	$400,000
Exercisable at September 30, 2012	$0.10	10,000,000	9.85	$400,000

The weighted-average grant-date fair value of options granted during the six months ended September 30, 2012 was $0.14.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, we may be party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business. We are not involved currently in legal proceedings other than those detailed below that could reasonably be expected to have a material adverse effect on our business, prospects, financial condition or results of operations. We may become involved in material legal proceedings in the future.

Commitments

On January 31, 2012, the Company entered into a three year lease for its corporate office.  This requires a monthly payment of $2,150 per month.  Required annual payments are as follows: 2013-$25,800; 2014-$25,800; and 2015-$6,450.

The Company’s termination agreement with its former chief executive officer requires a payment of $90,000 to be paid on or before March 20, 2013.  Additionally, the final amendment to his contract relating to an award of 2,500,000 shares of the Company’s common stock should the Company raise $7,500,000 under the private placements, has been included in the termination agreement.

The Company’s consulting agreement with its chief financial officer has compensation payable at $4,000 per month and 50,000 shares of common stock issuable on a quarterly basis.  The contract expires on August 31, 2013.

In connection with the Company’s consulting contracts, the Company has commitments for monthly payments of approximately $20,000 for the ensuing twelve months

On August 22, 2012, the Company entered into an employment agreement with Seth M. Shaw, its chief executive officer.  The agreement provides for annual compensation of $132,000.  Mr. Shaw elected to forego cash compensation until the Company has sufficient cash flow.  He will commencing October 1, 2012, receive 60,000 shares of common stock monthly as compensation.  At the execution of the agreement, Mr. Shaw is entitled to receive 1,500,000 shares on or before December 31, 2012.  Additionally, once the Company has raised $7,500,000 through various funding sources, Mr. Shaw is to be issued 2,500,000 shares, which were provided for in Mr. Shaw’s previous consulting agreement.

IMMUNOVATIVE, INC. AND SUBSIDIARY
(Formerly Novo Energies Corporation and Subsidiary)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(unaudited)

NOTE 10 - SUBSEQUENT EVENTS

On September 15, 2012, the Company initiated a mezzanine round private placement to sell 20,000,000 shares of common stock at a price of $0.15 per share, or $3,000,000 in total.  As of November 14, 2012, the Company has received subscription agreements for $2,235,100 of which approximately $920,000 was received subsequent to September 30, 2012 through November 15, 2012.  The Company has issued approximately 6.125 million shares based on the receipts.  There is no guarantee that the Company will fully subscribe this private placement.

On October 19, 2012, the Company entered into a convertible promissory note agreement for $445,000 with a California based institutional investor.  The note is non-interest bearing for the first 90 days and subsequent to that, the note has an interest rate of 5% per annum.  The note is convertible at $0.15 per share.  Furthermore, if the price per share at the time of conversion is greater than $0.15 per share, on average for the previous 25 trading days, the conversion rate shall have a 25% discount, with the minimum price of $0.15 per share.  The Company paid an origination fee of 200,000 shares of common stock.  The Company will recognize the applicable expense associated with this transaction.  As of November 14, 2012, the Company has received $150,000 of the full note amount.

Subsequent to September 30, 2012, the Company advanced Immunovative Therapies, Ltd. under the license agreement (see Note 5) $875,000.

The Company, through its License Agreement with ITL, announced 2 separate collaboration agreements with major U.S. based academic institutions to further test the potential clinical merits of both drug candidates Allostim and Allovax.  On October 4, 2012, the Company announced a collaborative agreement with Evanston, Illinois based Northwestern University.  On November 13, 2012, the Company announced a collaborative agreement with Tucson, Arizona based University of Arizona.  Both of these agreements offer exceptional opportunities for the Company to further develop the technology derived from the intellectual property of ITL, however, there will likely be additional costs to the Company derived from these 2 collaborative agreements.  The Northwestern agreement is focused on the potential clinical testing of Allostim for late stage pancreatic cancer patients and the University of Arizona agreement is focused on the potential clinical testing of Allostim and Allovax for childhood cancers.

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

On June 8, 2009, the Board of Directors approved the change of name to “Novo Energies Corporation”.  As described in a report filed with the United States (“U.S.”) Securities and Exchange Commission on June 26, 2009, a majority of shareholders executed a written consent in lieu of an Annual Meeting (the “Written Consent”) effecting the change of the name of our business from “Atlantic Wine Agencies, Inc.” to “Novo Energies Corporation” on June 8, 2009 to better reflect what we then intended to be our future operations.  We filed an amendment to our Articles of Incorporation on June 8, 2009 with the Florida Secretary of State to affect this name change after receiving the requisite corporate approval.

On June 23, 2009, the Board of Directors approved a 3-for-1 forward stock split.  Accordingly, all share and per share amounts have been retroactively adjusted in the accompanying financial statements.

On July 30, 2009, Novo Energies Corporation (“Novo”) formed a wholly-owned subsidiary, WTL Renewable Energy, Inc. (“WTL”). WTL was established as a Canadian Federal Corporation whose business is to initially research available technologies capable of transforming plastic and tires into useful energy commodities. Simultaneously, WTL also intended to plan, build, own, and operate renewable energy plants throughout Canada utilizing a third party technology and using plastic and tire waste as feedstock.  On May 8, 2012, the name was changed to Immunovative Canada, Inc.

On May 17, 2011, Novo entered into an exclusive memorandum of understanding with Immunovative Clinical Research, Inc. (“ICRI”), a Nevada corporation and wholly-owned subsidiary of Immunovative Therapies, Ltd. (“ITL”), an Israeli corporation pursuant to which the Company and ICRI intended to pursue a merger resulting in Novo owning ICRI.

The Company, through its License Agreement with ITL, announced 2 separate collaboration agreements with major U.S. based academic institutions to further test the potential clinical merits of both drug candidates Allostim and Allovax.  On October 4, 2012, the Company announced a collaborative agreement with Evanston, Illinois based Northwestern University.  On November 13, 2012, the Company announced a collaborative agreement with Tucson, Arizona based University of Arizona.  Both of these agreements offer exceptional opportunities for the Company to further develop the technology derived the intellectual property of ITL, however, there will likely be additional costs to the Company derived from these 2 collaborative agreements.  The Northwestern agreement is focused on the potential clinical testing of Allostim for late stage pancreatic cancer patients and the University of Arizona agreement is focused on the potential clinical testing of Allostim and Allovax for childhood cancers.

RESULTS OF OPERATIONS

Three months ended September 30, 2012 compared to the three months ended September 30, 2011

Revenue. The Company is currently developing its business, and as a result has no products or services to offer and no revenues.

Selling, General and Administrative Expenses.  For the three months ended September 30, 2012, selling, general and administrative expenses were $2,152,133 compared to $0 for the same period in 2011 (2011 relates to discontinued operations).  The expense for 2012 is primarily composed of stock-based compensation.

Impairment of advances to Immunovative Therapies, Ltd. for future stock ownership.  For the three months ended September 30, 2012, the impairment expense was $1,585,999 compared to $0 for the same period in 2011.  The Company, under the license agreement with Immunovative Therapies, Ltd., advanced funding to facilitate research and development.  The Company impaired the advances as the value is undeterminable at the present time.

Net Loss. We generated net losses of $3,742,520 for the three months ended September 30, 2012 compared to $917,925 for the same period in 2011, an increase of 308%.  This increase was primarily due to an increase in business activity, which included the additional hiring of management, business advisory board members, scientific advisory board members, and consultants, as well as increases in travel expense and investor relation related activities.  Of the loss, $733,202, or 20%, related to stock compensation in lieu of cash compensation.

Six months ended September 30, 2012 compared to the six months ended September 30, 2011

Revenue. The Company is currently developing its business, and as a result has no products or services to offer and no revenues.

Selling, General and Administrative Expenses.  For the six months ended September 30, 2012, selling, general and administrative expenses were $2,775,734 compared to $0 for the same period in 2011 (2011 relates to discontinued operations).  The expense for 2012 is primarily composed of stock-based compensation ($1,061,705).

Impairment of advances to Immunovative Therapies, Ltd. for future stock ownership.  For the six months ended September 30, 2012, the impairment expense was $1,829,049 compared to $0 for the same period in 2011.  The Company, under the license agreement with Immunovative Therapies, Ltd., advanced funding to facilitate research and development.  The Company impaired the advances as the value is undeterminable at the present time.

Net Loss. We generated net losses of $4,614,953 for the six months ended September 30, 2012 compared to $1,325,631 for the same period in 2011, an increase of 248%.  This increase was primarily due to an increase in business activity, which included the additional hiring of management, business advisory board members, scientific advisory board members, and consultants, as well as increases in travel expense and investor relation related activities.  Of the loss, $1,038,171, or 22%, related to stock compensation in lieu of cash compensation.

Liquidity and Capital Resources

We continue to fund our operations through private placement offerings and other financings.

During the six months ending September 30, 2012, the Company sold 41,260,448 shares of common stock for a total of $3,497,091 net of introduction fees of $623,956 paid in cash and 5,335,000 shares paid in common stock of the Company valued at $677,000.

At September 30, 2012, we had cash and cash equivalents of $781,994 compared to $619,624 at March 31, 2012.

Cash Flows

Net cash used in operating activities amounted to $4,798,342 for the period from December 12, 2011 (inception of Development Stage) to September 30, 2012.  Net cash used in operating activities for the six months ended September 30, 2012 and 2011 was $3,278,949 and $499,671, respectively, an increase of $2,799,278 primarily from share based compensation to consultants.

During the period from inception December 12, 2011 (inception of the Development Stage) to September 30, 2012, we generated $5,562,447 net of $623,956 paid in introducing fees from private placement sales of our common stock.

During the six months ended September 30, 2012, we generated cash from financing activates of $3,444,727 primarily from the sale of common stock.  During the six months ended September 30, 2011, we generated cash from financing activities of $486,500 primarily from the sale of common stock.

We do not believe that our cash on hand at September 30, 2012 will be sufficient to fund our license agreement requirements if all the conditions of the license agreement required of the licensor are met.  We will continue to seek additional equity financing.  However, there is no assurance that we will be successful in our equity private placements.

Going Concern Qualifications

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company had no revenue and net losses of $4,614,953 for the period ended September 30, 2012 compared to sales of $0 and net loss of $1,325,631 (related to discontinued operations) for the six months ended September 30, 2011. As discussed in Note 1 to the financial statements, since inception of the Development Stage (December 12, 2011) the Company had losses of $9,210,121 and there are existing uncertain conditions which the Company faces relative to its obtaining financing and capital in the equity markets. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company had working capital surplus, stockholders’ equity, and accumulated deficit during the development stage of $108,633, $170,337 and $9,210,121, respectively, at September 30, 2012, and used cash in operations of $3,278,949 in the six months ended September 30, 2012.  The Company is highly dependent on its ability to continue to obtain investment capital from future funding opportunities to fund the current and planned operating levels.  The unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company’s continuation as a going concern is dependent upon its ability to bring in income generating activities and its ability to continue receiving investment capital from future funding opportunities. No assurance can be given that the Company will be successful in these efforts.

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

●
The Company has hired a part-time chief financial officer and will add sufficient accounting personnel to properly segregate duties and to effect a timely, accurate preparation of the financial statements.

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

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.  As of November 1, 2012, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On February 8, 2012, the Company issued 14,131,500 shares of its common stock to various investors at $0.10 per share.  The shares mentioned above were issued in reliance on exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, including Rule 506 of Regulation D and Regulation S promulgated under the Securities Act of 1933, as amended.  These transactions qualified for exemption from registration because among other things, the transactions did not involve a public offering, each investor was an accredited investor, each investor had access to information about our Company and their investment, each investor took the securities for investment and not resale, there was no general solicitation or advertising in connection with the placement and we took appropriate measures to restrict the transfer of the securities.

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

On February 15, 2012, the Company entered into a consulting with an individual to act in the capacity of office manager.  The agreement provides for the issuance of 25,000 shares per month.  During the six months ended September 30, 2012, the consultant was issued 125,000 shares.

 On February 25, 2012, the Company entered into an agreement with Momentum Public Relations, Inc. for strategic business development activities.  In connection with the agreement, the consultant is to receive 600,000 shares of the common stock.

On March 15, 2012, the Company entered into a consulting contract with an individual to assist the Company with web design and branding, develop online marketing strategies and other services agreed to between the Company and the consultant.  The agreement is for a period of 24 months.  The consultant will receive 25,000 shares of the Company’s common stock monthly.  During the six months ended September 30, 2012, the consultant received 75,000 shares.

On April 1, 2012, the Company entered into a consulting agreement with an individual to be an advisory board member.  The agreement is for a period of one year.  The individual will receive 25,000 shares of the Company’s common stock on a monthly basis.  During the quarter ended September 30, 2012, the individual received 75,000 shares of common stock.

On April 26, 2012, the Company entered into a consulting agreement to provide investor relation services.  The contract is for a period of 12 months and the consultant received 805,000 shares of the Company’s common stock.

On May 10, 2012, the Company entered into a consulting agreement with an individual to render strategic marketing services assisting the Company with search engine online marketing strategies and developing such strategies and other services mutually agreed to by the Company and the consultant.  The contract is for a period of twelve months.  As part of the consultant’s compensation, he will receive monthly 15,000 shares of the Company’s common stock.  During the quarter ended September 30, 2012, the consultant received 15,000 shares.

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

 Subsequent to the three months ended September 30, 2012, the Company, through various private placements, sold approximately 13,263,000 shares of its common stock.

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

On August 22, 2012, the Company entered into an employment agreement with Seth M. Shaw, its chief executive officer.  At the execution of the agreement, Mr. Shaw was issued 1,500,000 shares as compensation.

On September 1, 2012, the Company entered into a consulting agreement with Lakeport Business Services, Inc. (“LBS”) whereas the president of LBS, Bruce Harmon (“Harmon”), would serve as chief financial officer of the Company.  As a part of the contract, Harmon was issued 500,000 shares of the Company’s common stock on the execution date and an additional 50,000 shares quarterly thereafter.

On September 19, 2012, the Company converted $65,000 of accounts payable to common stock and issued 650,000 shares of its common stock.  The shares were valued based upon the invoice amounts.

On July 24, 2012, the Company appointed an individual to the Company’s advisory board for a period of one year.  The advisory board member will receive 25,000 shares of common stock of the Company on a monthly basis as compensation.  During the quarter ended September 30, 2012, the board member received 50,000 shares of the Company’s common stock.

On August 1, 2012, the Company appointed an individual to the Company’s advisory board for a two year period and issued 500,000 shares of its common stock as compensation.  The shares vest immediately.

On July 1, 2012, the Company entered into a consulting agreement with an individual to provide strategic advisory services to assist the Company in developing corporate structures, the development of potential strategic and business partners in Europe and other services mutually agreed to by the Company.  In consideration for the services to be rendered, the Company issued 500,000 shares of its common stock which vest immediately.

On August 23, 2012, the Company issued 500,000 shares of the common stock to the Company’s corporate secretary who is a consultant to the Company.  The shares vest immediately.

On March 1, 2012, the Company entered into a consulting agreement with an individual to render strategic advisory services.  The agreement calls for the issuance of 25,000 shares of common stock on a monthly basis.  During the six months ended September 30, 2012, 175,000 shares were issued.

On September 1, 2012, the Company entered into a consulting agreement with an individual to provide strategic advisory services to the Company primarily to introduce strategic and business development partners, assist in developing corporate structures, and other services mutually agreed to by the Company.  The agreement is for a period of 12 months and the Company issued 200,000 shares of its common stock as consideration and vest immediately.

On July 15, 2012, the Company entered into a monthly consulting contract with an entity to render strategic advisory services specifically to provide strategic business partners in Europe, develop corporate structures and other services mutually agreed to by the Company.  As consideration for the services to be performed, the Company issued 150,000 shares of its common stock.

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

IMMUNOVATIVE, INC.
(formerly Novo Energies Corporation)
(Registrant)

Date: November 16, 2012

/s/ Seth Shaw
Seth Shaw
Chief Executive Officer

Date: November 16, 2012

/s/ Bruce Harmon
Bruce Harmon
Chief Financial Officer