Form 10-Q/A
period 2012-09-30
Immunovative, Inc.
filed 2012-11-19
CIK 1142790

UNITED STATES
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

Explanatory Note

The purpose of this Amendment No. 1 to Immunovative, Inc. Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, filed with the Securities and Exchange Commission on November 16, 2012  (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

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

25

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMMUNOVATIVE, INC.
(formerly Novo Energies Corporation)
(Registrant)

Date: November 19, 2012

/s/ Seth Shaw
Seth Shaw
Chief Executive Officer

Date: November 19, 2012

/s/ Bruce Harmon
Bruce Harmon
Chief Financial Officer

26