Form 10-Q/A
period 2012-06-30
Immunovative, Inc.
filed 2012-11-26
CIK 1142790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 2)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☑   No

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

Explanatory Note

The purpose of this Amendment No. 2 to Immunovative, Inc. Quarterly Report on Form 10-Q and Form 10-Q/A, Amendment No. 1, for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 14, 2012 (the “Form 10-Q”) and August 28, 2012 (the “Form 10-Q/A”), respectively, is solely to correct the cover page in regards to the line “Indicate by check mark whether the registrant is a shell company (as definable in Rule 12b-2 of the Exchange Act).”  The prior submission was missing the empty box next to the “Yes” therefore the checked box was uncertain as to the answer.  The box is checked as “No” as has previously been submitted.

No other changes have been made to the Form 10-Q or Form 10-Q/A.  This Amendment No. 2 to the Form 10-Q and Form 10-Q/A, speaks as of the original filing date of the Form 10-Q and Form 10-Q/A, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q and Form 10-Q/A.

2

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

IMMUNOVATIVE, INC.
(formerly Novo Energies Corporation)
(Registrant)

Date: November 26, 2012

/s/ Seth Shaw
Seth Shaw
Chief Executive Officer

Date: November 26, 2012

/s/ Bruce Harmon
Bruce Harmon
Chief Financial Officer

3