Form 10-Q/A
period 2012-09-30
Immunovative, Inc.
filed 2012-11-26
CIK 1142790

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

Explanatory Note

The purpose of this Amendment No. 2 to Immunovative, Inc. Quarterly Report on Form 10-Q and Form 10-Q/A, Amendment No. 1, for the quarterly period ended September 30, 2012, filed with the Securities and Exchange Commission on November 16, 2012 (the “Form 10-Q”) and November 19, 2012 (the “Form 10-Q/A”), respectively, is solely to correct the cover page in regards to the line “Indicate by check mark whether the registrant is a shell company (as definable in Rule 12b-2 of the Exchange Act).”  The prior submission was missing the empty box next to the “Yes” therefore the checked box was uncertain as to the answer.  The box is checked as “No” as has previously been submitted.

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