Form 10-Q
period 2012-12-31
Immunovative, Inc.
filed 2013-02-19
CIK 1142790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

Large Accelerated Filer   ☐   Accelerated Filer   ☐   Non-Accelerated Filer   ☐   Smaller Reporting Company   ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

As of February 14, 2013 the registrant had 214,635,984 shares of its Common Stock, $0.00001 par value, outstanding.

PART I. FINANCIAL STATEMENTS		Pages

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS:	3

	Consolidated Balance Sheets as of December 31, 2012 (unaudited) and March 31, 2012	3

	Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended December 31, 2012 and 2011, and for the period December 12, 2011 (inception of development) to December 31, 2012 (unaudited)	4

	Consolidated Statements of Cash Flows for the nine months ended December 31, 2012 and 2011, and for the period December 12, 2011 (inception of development) to December 31, 2012 (unaudited)	5

	Consolidated Statement of Stockholders’ Equity (Deficit) for the year ended March 31, 2012 and for the nine months ended December 31, 2012 (unaudited)	7

	Notes to Consolidated Financial Statements (unaudited)	9

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	20

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK	22

Item 4.	CONTROLS AND PROCEDURES	22

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS	24

Item 1A.	RISK FACTORS	24

Item 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS	24

Item 3.	DEFAULTS UPON SENIOR SECURITIES	28

Item 4.	MINE SAFETY DISCLOSURES	28

Item 5.	OTHER INFORMATION	28

Item 6.	EXHIBITS	28

ITEM 1    FINANCIAL STATEMENTS

IMMUNOVATIVE, INC. AND SUBSIDIARY
(Formerly Novo Energies Corporation and Subsidiary)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2012	2012
	(unaudited)
ASSETS
Current assets:
Cash	$70,871	$619,624
Other receivables	109,900	-
Prepaid expenses	27,191	12,263
Total current assets	207,962	631,887

Advances to Immunovative Therapies, Ltd. for future stock ownership	3,484,214	819,164
Less: Impairment of advances to Immunovative Therapies, Ltd. for
future stock ownership	(3,484,213)	(819,163)

Advances to Immunovative Therapies, Ltd. for future stock ownership, net	1	1

Equipment, net	31,163	36,468

Intangible assets - domain name	32,893	-

Total assets	$272,019	$668,356

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Note payable Caete Invest & Trade, S.A.	$-	$179,572
Note payable to JMJ Financial	115,910	-
Accounts payable	291,168	208,644
Accrued interest	-	77,847
Accrued expenses	114,850	18,172
Accrued professional fees	46,990	145,822
Related party payables
Accrued salaries and taxes	47,258	39,412
Due to former chairman and chief executive officer	106,500	16,500
Note payable to former chairman and chief executive officer	-	52,364
Total current liabilities	722,676	738,333

Stockholders' equity (deficit)
Common stock, par value $0.00001; 1,000,000,000 shares
authorized, 206,576,174 and 116,667,888 issued and
outstanding at December 31, 2012 and March 31, 2012,
respectively	2,066	1,166
Additional paid-in capital	28,594,318	20,770,505
Accumulated deficit from prior operations	(16,244,237)	(16,244,237)
Accumulated deficit during development stage	(12,802,804)	(4,595,168)
Accumulated other comprehensive loss	-	(2,243)
Total stockholders' equity (deficit)	(450,657)	(69,977)

Total liabilties and stockholders' equity (deficit)	$272,019	$668,356

See accompanying notes to unaudited consolidated financial statements.

IMMUNOVATIVE, INC. AND SUBSIDIARY
(Formerly Novo Energies Corporation and Subsidiary)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)

					Period from
					December 12,
					2011
					(Inception of
	For the Three Months ended		For the Nine Months ended		Development)
	December 31,		December 31,		to December
	2012	2011	2012	2011	31, 2012

Operating expenses
General and administrative	$2,703,686	$-	$5,479,420	$-	$9,246,852
Impairment of advances to Immunovative
Therapies, Ltd. for future stock ownership	885,000	-	2,714,049	-	3,533,213
Depreciation expense	587	-	8,245	-	10,913
Total operating expenses	3,589,273	-	8,201,714	-	12,790,978

Loss from operations	(3,589,273)	-	(8,201,714)	-	(12,790,978)

Other expense
Interest expense	(3,410)	-	(5,922)	-	(11,826)

Total other expense	(3,410)	-	(5,922)	-	(11,826)

Loss from continuing operations	(3,592,683)	-	(8,207,636)	-	(12,802,804)

Discontinued operations
Loss from operations of discontinued operations	-	(325,080)	-	(1,650,711)	-

Net loss	(3,592,683)	(325,080)	(8,207,636)	(1,650,711)	(12,802,804)

Other comprehensive income
Translation adjustment	(5,706)	(4,075)	-	2,751	-

Comprehensive loss	$(3,598,389)	$(329,155)	$(8,207,636)	$(1,647,960)	$(12,802,804)

Net loss per share (basic and diluted)
Loss from continuing operations	$(0.02)	$-	$(0.05)	$-
Loss from discontinued operations	$-	$(0.01)	$-	$(0.02)
Net loss per share	$(0.02)	$(0.01)	$(0.05)	$(0.02)

Weighted average common shares outstanding
Basic and diluted	196,957,424	65,754,202	156,677,929	71,844,174

See accompanying notes to unaudited consolidated financial statements.

IMMUNOVATIVE, INC. AND SUBSDIARY
(Formerly Novo Energies Corporation and Subsidiary)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

			Period from
			December 12, 2011
			(Inception of
	For the Nine Months Ended		Development)
	December 31,		to December 31,
	2012	2011	2012

Cash flows from operating activities
Net loss	$(8,207,636)	$(1,650,711)	$(12,802,804)
Loss from discontinued operations	-	1,650,711	-
Adjustments to reconcile net loss to cash provided
by (used in) operating activities:
Stock-based compensation	2,924,227	-	6,076,523
Amortization of loan discount	3,410	-	3,410
Shares issued in Settlement Agreement	-	-	153,000
Impairment of advances to Immunovative
Therapies, LTD, for future stock ownership	2,665,050	-	3,484,214
Depreciation and amortization	8,245	-	10,913
Decrease (increase) in assets
Other receivables	(109,900)	-	(109,900)
Prepaid expenses	(14,928)	-	(10,434)
Increase (decrease) in liabilities
Accounts payable	147,524	-	131,082
Accrued payroll taxes	7,846	-	(10,202)
Accrued interest	(31,600)	-	(20,152)
Accrued expenses	96,678	-	114,850
Accrued professional fees	(98,832)	-	(283,288)
Related party payables	90,000	-	9,616
Discontinued operations	-	(723,753)	-
Cash used in operating activities	(2,519,916)	(723,753)	(3,253,172)

Cash flows from investing activities
Purchase of equipment	(2,940)	-	(23,820)
Purchase of intangible asset - domain name	(7,893)	-	(7,893)
Advances to Immunovative Therapies LTD, for
future stock ownership	(2,665,050)	-	(3,484,214)
Discontinued operations	-	(12,700)	-
Cash used in investing activities	(2,675,883)	(12,700)	(3,515,927)

Cash flows from financing activities
Note payable to JMJ Financial	150,000	-	150,000
Repayment of note payable to former chief
executive officer	(52,364)	(45,000)	(125,503)
Sale of common stock	5,191,123	923,015	7,261,480
Proceeds from note payable to former chief
executive officer	-	16,500	-
Commissions paid on sale of common stock	(643,956)	-	(643,956)
Cash provided by financing activities	4,644,803	894,515	6,642,021

Foreign currency translation effect	2,243	2,751	28,406
Net increase / (decrease) in cash	(548,753)	160,813	(98,672)

Cash, beginning of period	619,624	8,730	169,543
Cash, end of period	$70,871	$169,543	$70,871

See accompanying notes to unaudited consolidated financial statements.

IMMUNOVATIVE, INC. AND SUBSDIARY
(Formerly Novo Energies Corporation and Subsidiary)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

			Period from
			December 12, 2011
			(Inception of
	For the Nine Months Ended		Development)
	December 31,		to December 31,
	2012	2011	2012

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest and Taxes Paid	$-	$-	$-

NON CASH ITEMS
Conversion of accounts payable to common
stock	$(65,000)	$-	$(65,000)
Conversion of note payable - Caete Invest &
Trade, S.A. to common stock	$(179,572)	$-	$(179,572)
Issuance of common stock to settle commissions
on private placement offering	$(689,000)	$-	$(689,000)
Conversion of accrued interest on Caete Invest
& Trade, S.A. to common stock	$(46,247)	$-	$(46,247)
Purchase of intangible asset - domain name with
common stock	$(25,000)	$-	$(25,000)
10% convertible debenture	$-	$(575,000)	$-
Accrued interest	$-	$(100,215)	$-
Accrued rent	$-	$(78,000)	$-
Issuance of common stock	$88	$74	$88
Additional paid in capital	$1,004,731	$755,141	$1,004,731
Beneficial Conversion feature	$(37,500)	$-	$(37,500)
Additional paid in capital	$37,500	$-	$37,500

See accompanying notes to unaudited consolidated financial statements.

IMMUNOVATIVE, INC. AND SUBSIDIARY
(Formerly Novo Energies Corporation and Subsidiary)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
For the year ended March 31, 2012 and for the nine months ended December 31, 2012

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

IMMUNOVATIVE, INC. AND SUBSIDIARY
(Formerly Novo Energies Corporation and Subsidiary)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
For the year ended March 31, 2012 and for the nine months ended December 31, 2012

					Deficit
				Deficit	accumulated	Accumulated
			Additional	accumulated	during the	other	Total
	Number of		paid-in	from prior	development	comprehensive	stockholders'
	shares	Amount	capital	operations	stage	income (loss)	deficit

Sale of common stock under private placement agreements at $0.10 to $0.15 per share
	48,844,286	490	5,190,632			-	5,191,122
Amendment to former chief executive officer's employment agreement at $0.10 per share
	2,500,000	25	249,975				250,000
Issuance of shares under consulting contract for strategic planning officer at $0.10 per share
	2,500,000	25	249,975				250,000
Issuance of shares to purchase domain name at $0.125 per share
	200,000	2	24,998				25,000
Issuance of shares under consulting contracts at $0.10 to $0.29 per share during the period

April 1, 2012 to December 31, 2012, net of vesting amortization
	21,699,000	217	1,108,011				1,108,228
Issuance of shares to convert Caete Invest & Trade, S.A. debt under conversion agreement
	2,720,000	27	225,792				225,819
Conversion of accounts payable at $0.10 per share
	650,000	6	64,994				65,000
Stock issued for commissions under private placement agreements
	5,415,000	54	688,946				689,000
Commission expense paid with stock issuances under private placements
			(689,000)				(689,000)
Commission paid under private placement agreements in cash
			(643,956)				(643,956)
Issuance of shares to CEO under employment contract for achieving capital raise goal of $7,500,000 at $0.25 per share

	2,500,000	25	624,975				625,000
Issuance of shares to former CEO under employment contract for achieving capital raise goal of $7,500,000 at $0.25 per share

	2,500,000	25	624,975				625,000
Issuance of shares to CEO in lieu of salary at a price of $0.17 to $0.24 per share
	180,000	2	35,998				36,000
Issuance of shares to JMJ Financial to obtain loan at $0.15 per share
	200,000	2	29,998				30,000
Beneficial conversion feature related to JMJ financial Translation adjustment			37,500				37,500
						2,243	2,243
Net loss for the nine months ended December 31, 2012
					(8,207,636)		(8,207,636)

Balance at December 31, 2012	206,576,174	$2,066	$28,594,318	$(16,244,237)	$(12,802,804)	$-	$(450,657)

See accompanying notes to unaudited consolidated financial statements.

IMMUNOVATIVE, INC. AND SUBSIDIARY
(Formerly Novo Energies Corporation and Subsidiary)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012
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

On January 8, 2013, the Company received from ITL, a notice by which ITL purported to terminate the License Agreement dated December 12, 2011 between the Company and ITL (the “ITL Notice”), along with alleged damages.  It is the Company’s position that ITL breached the License Agreement by delivering the ITL Notice and, that prior to the ITL Notice, the License Agreement was in full force and, on January 17, 2013, and that the Company had complied in all material respect with the License Agreement therefore the Company believes that there are no damages to ITL.  As such, on January 17, 2013, the Company filed a lawsuit against ITL, which included the request for various injunctive relief against ITL for damages stemming from this breach.

While this matter is being litigated in Federal District Court, the Company is seeking a merger and/or acquisition candidate and is confident the Company will remain in the bio-medical industry regardless of the outcome of the litigation with ITL.

On February 19, 2013, the Company and ITL entered into a settlement agreement whereby the parties have agreed to the following: (1) the Company will submit a letter to the Court advising the Court that the parties have reached a settlement and that the Company is withdraing its motion, (2) ITL will pay the Company $20,000, (3) ITL will issue to the Company, ITL’s share capital equivalent to 9% of the issued and outstanding shares of ITL, (4) the Company will change its name and (5) the settling parties agree that the license agreement will be terminated.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) for interim financial statement presentation and in accordance with Form 10-Q.  Accordingly, they do not include all of the information and footnotes required in annual financial statements.  In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position and results of operations and cash flows.  The results of operations presented are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

These unaudited consolidated financial statements should be read in conjunction with our 2012 annual financial statements included in our Form 10-K, filed with the U.S. Securities and Exchange Commission (“SEC”) on July 16, 2012.

Certain amounts at March 31, 2012 and for the three months ended December 31, 2011 have been reclassified to be consistent with the current period.

Going Concern

As indicated in the accompanying consolidated financial statements, the Company has incurred net operating losses of $8,207,636 primarily from stock-based compensation ($2,924,227) and an impairment of advances for future stock purchase to ITL ($2,714,049) for the nine months ended December 31, 2012.   Since inception of development stage, the Company has incurred net losses of $12,802,804.  Management’s plans include the raising of capital through equity markets to fund future operations and a successful merger with an operating company.  Failure to raise adequate capital, complete a successful merger and generate adequate sales revenues could result in the Company having to curtail or cease operations.  Additionally, even if the Company does raise sufficient capital to support its operating expenses, complete a successful merger and generate adequate revenues, there can be no assurances that the revenues will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  However, the accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

IMMUNOVATIVE, INC. AND SUBSIDIARY
(Formerly Novo Energies Corporation and Subsidiary)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012
(unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Intangible Asset

Intangible asset, consisting of a domain name, is stated at cost and has been determined to have an indefinite useful life.  As such, it is not amortized but tested for impairment annually or whenever circumstances indicate the carrying amount may not be recoverable.

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
December 31, 2012
(unaudited)

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

NOTE 3 - EQUIPMENT

The Company’s equipment is as follows:

	December 31,	March 31,
	2012	2012	Estimated Life

Computer and office equipment	$49,951	$47,011	5 years
Less: accumulated depreciation	18,788	10,543
	$31,163	$36,468

NOTE 4 – INTANGIBLE ASSETS

Intangible assets consists of the cost of a domain name of $32,893.

IMMUNOVATIVE, INC. AND SUBSIDIARY
(Formerly Novo Energies Corporation and Subsidiary)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012
(unaudited)

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

In exchange for the license, the Company has undertaken an obligation to pay ITL $10 million from the date of the License Agreement until the date that is two years after receiving notice from a regulatory agency in the U.S., Canada, European Union or Thailand of approval to commence a Phase II/III clinical trial (“Regulatory Notice”).  The $10 million due from the Company under the License Agreement is to be paid in the following installments: (i) $450,000 upon the signing of the Agreement (paid in February 2012), (ii) $150,000 at the start of each month after ITL submits to a peer-reviewed  journal a manuscript for publication describing the results of the Phase I/II clinical trial conducted pursuant to IND 13,9361 until the $10 million has been paid, (iii) $2 million within 60 days of receiving Regulatory Notice and (iv) at any time that the Company chooses prior to the dates above.

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

If the Company pays all amounts due under the License Agreement, but there is no successful completion of a Clinical Trial, the Company and ITL may nevertheless agree to merge.  If they do not, the Company shall maintain the license granted under the License Agreement.  As of December 31, 2012, the Company has paid ITL $3,484,214 and recorded the payment as advances to ITL for future stock ownership (“Advances").

In connection with the advances, management has provided an impairment provision for the total amount of the advances due to the undeterminable value of the advances at the present time.

On January 8, 2013, the Company received from ITL, a notice by which ITL purported to terminate the License Agreement dated December 9, 2011 between the Company and ITL (the “ITL Notice”), along with alleged damages.  It is the Company’s position that ITL breached the License Agreement by delivering the ITL Notice and, that prior to the ITL Notice, the License Agreement was in full force and, on January 17, 2013 and that the Company had complied in all material respect with the License Agreement therefore the Company believes that there are no damages to ITL.  As such, on January 17, 2013, the Company filed a lawsuit against ITL, which included the request for various injunctive relief against ITL for damages stemming from this breach.

On February 19, 2013, the Company and ITL entered into a settlement agreement whereby the parties have agreed to the following: (1) the Company will submit a letter to the Court advising the Court that the parties have reached a settlement and that the Company is withdraing its motion, (2) ITL will pay the Company $20,000, (3) ITL will issue to the Company, ITL’s share capital equivalent to 9% of the issued and outstanding shares of ITL, (4) the Company will change its name and (5) the settling parties agree that the license agreement will be terminated.

IMMUNOVATIVE, INC. AND SUBSIDIARY
(Formerly Novo Energies Corporation and Subsidiary)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012
(unaudited)

While this matter is being litigated in Federal District Court, the Company is seeking a merger and/or acquisition candidate and is confident the Company will remain in the bio-medical industry regardless of the outcome of the litigation with ITL.

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

On January 21, 2010, the Company issued to its former Chief Executive Officer a $172,364 promissory note maturing on January 21, 2012.  The note bears interest at the rate of 10% per annum and is payable at maturity.  The face amount of the loan plus accrued interest is convertible into unregistered common stock of the company at the lesser of 100% of the volume weighted average price (“VWAP”) of common stock as reported by Bloomberg L.P. on the day prior to the conversion date and a 15% discount to the lowest daily closing “VWAP” of common stock during the five days prior to the conversion date.  The Company, in accordance with EITF 98-5 and 00-27, utilized the Market approach to value the debt instrument and concluded that a beneficial conversion feature exists since the effective conversion price of shares was less than the stock price at commitment date.  The 15% discount created a beneficial conversion feature at the commitment date aggregating $55,923 which was accreted monthly from the issuance date of the promissory note through maturity and was recorded as additional interest expense.   During the nine months ended December 31, 2012 and the year ended March 31, 2012, $52,364 and $120,000 of the note was repaid. Accordingly, at March 31, 2012, the loan balance was $52,364 which was repaid during the nine months ended December 31, 2012.

On October 19, 2012, the Company entered into a one year convertible promissory note agreement for $445,000 with JMJ Financial, a California based institutional investor.  The note is non-interest bearing for the first 90 days and subsequent to that, the note has an interest rate of 5% per annum.  The note at the holder's option is convertible at $0.15 per share and, if the price per share at the time of conversion is greater than $0.15 per share, on average for the previous 25 trading days, the conversion rate shall have a 25% discount, with the minimum price of $0.15 per share.  The Company paid an origination fee of 200,000 shares of its common stock to secure the loan.  On November 14, 2012, the Company received $150,000. The 25% discount created a beneficial conversion feature at the commitment date aggregating $37,500 representing a discount which is being accreted monthly from the issuance date of the note through maturity and is recorded as additional interest expense. At December 31, 2012, the loan balance is $115,910, net of the unamortized discount of $34,090.

NOTE 7 – RELATED PARTIES

Antonio Treminio, former chief executive officer and chairman of the Company, was a note holder of the Company.  On August 2, 2012, the remaining balance of the note payable of $52,364 and the accrued interest of $34,102 was repaid.  See Note 6.

NOTE 8 - STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

During the year ended March 31, 2012, the Company sold 13,450,000 shares of its common stock, under private placement agreements, at $0.05 per share aggregating $672,500 and 22,853,560 shares of its common stock at $0.10 per share aggregating $2,285,356.

On June 15, 2011, the Company entered into a consulting agreement with CSIR Group, Inc. to assist in general business strategies.  In consideration for the services to be rendered, the Company issued 500,000 shares of its common stock at $0.12 per share, the commitment date value aggregating $60,000.  The amount has been recorded as stock based compensation.  The agreement was terminated in August 2011.

IMMUNOVATIVE, INC. AND SUBSIDIARY
(Formerly Novo Energies Corporation and Subsidiary)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012
(unaudited)

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

On July 1, 2011, the Company converted $78,000 of unpaid rent for its headquarters to common stock.  The conversion rate was $0.11 per share the date on which the conversion occurred.  Accordingly, the Company issued 709,090 shares.

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

On February 15, 2012, the Company entered into a consulting agreement with an individual to assist the Chief Executive Officer with day to day operating activities.  In consideration for these services, the Company, in addition to paying bi-weekly compensation, issued 250,000 shares of its common stock. The shares were valued at $0.14, the fair market value at the date of commitment.

On February 28, 2012, the Company entered into a consulting agreement with an individual to provide capital introduction and other services as mutually agreed upon with the Company.  In consideration for these services, the Company issued 1,195,000 shares of its common stock valued at $0.14 per share, the fair value at the date of commitment.

On February 28, 2012, the Company entered into a consulting agreement with Rubicon Capital Advisors, LLC to assist the Company in developing marketing and investor relations strategies and other services as mutually agreed to by the Company and consultant.  In consideration for these services, the Company issued 2,500,000 shares of its common stock valued at $0.14 per share, the fair value at the date of commitment.

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

On February 15, 2012, the Company entered into a consulting with an individual to act in the capacity of office manager.  The agreement provides for the issuance of 25,000 shares per month.  During the nine month ended December 31, 2012, the consultant was issued 440,000 shares at an average monthly price of $0.12 to $0.25 per share.

On February 25, 2012, the Company entered into an agreement with Momentum Public Relations, Inc. for strategic business development activities.  In connection with the agreement, the consultant is to receive 600,000 shares of the common stock vesting immediately as of April 1, 2012.  The shares were valued at $0.10 per share, the price at the date of commitment.  The contract is for one year.

On March 15, 2012, the Company entered into a consulting contract with an individual to assist the Company with web design and branding, develop online marketing strategies and other services agreed to between the Company and the consultant.  The agreement is for a period of 24 months.  In addition to cash consideration, the consultant will receive 25,000 shares of the Company’s common stock monthly.  During the nine months ended December 31, 2012, the consultant received 150,000 shares valued at $0.11 to $0.20 per share.  The Company has terminated the contract.

IMMUNOVATIVE, INC. AND SUBSIDIARY
(Formerly Novo Energies Corporation and Subsidiary)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012
(unaudited)

On April 1, 2012, the Company entered into a consulting agreement with an individual to be an advisory board member.  The agreement is for a period of one year.  In addition to cash compensation, the individual will receive 25,000 shares of the Company’s common stock on a monthly basis.  During the nine months ended December 31, 2012, the individual received 225,000 shares of common stock valued at $0.12 to $0.20 per share.

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

On June 26, 2012, the Company entered into a consulting agreement with XS Invest, LLC and during the nine months ended December 31, 2012 issued 1,800,000 shares of its common stock at $0.12 to $0.20 per share.

On July 23, 2012, the Company entered into a consulting agreement with Wall Street Relations, Inc. to provide strategic advisory services with the implementation of branding concepts, marketing, and strategic introductions to institutional investors and accredited individual investors and introductions to prospective advisory board and management candidates.  The agreement is for a period of six months.  In addition to the cash compensation of $1,090,000, the Company issued 2,000,000 shares of its common stock valued at $0.15, the fair value at the commitment date.

On September 1, 2012, the Company entered into a consulting agreement with Lakeport Business Services, Inc. (“LBS”) whereas Bruce Harmon (“Harmon”), the president of LBS, would serve as chief financial officer of the Company.  As part of the agreement, Harmon was granted 500,000 shares of common stock and, on a quarterly basis hereafter, receive an additional 50,000 shares of common stock of the Company.  The term of the contract is one year.  The initial 500,000 shares were valued at $0.20, the fair value at the date of commitment.  In December 2012, an additional 150,000 shares were issued under a bonus agreement and were valued at $0.09 per share, the fair value at the date of grant.

During the nine months ended December 31, 2012, the Company sold for cash, 48,844,286 shares of its common stock at $0.10 to $0.15 per share aggregating $5,191,124, and paid cash commissions of $643,956 and issued 5,415,000 shares of common stock valued at $689,000 in introducing fees.  The private placement for $0.10 was closed on August 20, 2012.  The proceeds from the private placement to date have been used primarily for general and administrative purposes and for the investment into ITL pursuant to the License Agreement (see Note 5).

On September 19, 2012, the Company converted $65,000 of accounts payable to common stock and issued 650,000 shares of its common stock.  The shares were valued based upon the invoice amounts.

On July 24, 2012, the Company appointed an individual to the Company’s advisory board for a period of one year.  The advisory board member will receive 25,000 shares of common stock of the Company on a monthly basis as compensation.  During the nine months ended December 31, 2012, the board member received 125,000 shares of the Company’s common stock valued at $0.19 to $0.26 per share, the fair value at date of grant.

On August 1, 2012, the Company appointed an individual to the Company’s advisory board for a two year period and issued 500,000 shares of its common stock as compensation.  The shares vest immediately and were valued at $0.22.

IMMUNOVATIVE, INC. AND SUBSIDIARY
(Formerly Novo Energies Corporation and Subsidiary)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012
(unaudited)

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

On March 1, 2012, the Company entered into a consulting agreement with an individual to render strategic advisory services.  In addition to monthly cash compensation of $3,000, the agreement calls for the issuance of 25,000 shares of common stock on a monthly basis.  During the nine months ended December 31, 2012, 175,000 shares were issued at a value of $0.165 per share.  On October 1, 2012, the contract was modified increasing the cash compensation to $4,000 per month and the issuance of 250,000 shares at the end of each quarter.

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

On July 15, 2012, the Company entered into a monthly consulting contract with an entity to render strategic advisory services specifically to provide strategic business partners in Europe, develop corporate structures and other services mutually agreed to by the Company.  As consideration for the services to be performed, the Company issued 150,000 shares of its common stock valued at $0.15 per share, the fair value at the date of commitment.  The agreement is for a period of 12 months.

In connection with the consulting agreements and the board advisory agreements, the agreements have as part of the compensation arrangements, the following clauses: a) the consultant will be reimbursed for all reasonable out of pocket expenditures, b) to the extent the consultant introduces the Company to any sources of equity or debt arrangements, the Company agrees to pay 8% to 10% in cash and 8% to 10% in common stock of the Company of all cash amounts actually received by the Company and 2% for debt arrangements, and c) the Company, in its sole discretion, may make additional cash payments and/or issue additional shares of common stock to the consultant based upon the consultant’s performance.

On August 22, 2012, the chief executive officer, under the terms of his employment agreement, was issued a signing bonus of 1,500,000 shares of the Company’s common stock.  The shares were valued at $0.20 per share, the fair value at the date of commitment.

On October 1, 2012, the Company entered into a consulting agreement to assist the Company with investor introductions and develop strategic partners.  The agreement is for 24 months.  In connection with the agreement, the Company issued 750,000 shares of its common stock at $0.19 per share, the fair value at the date of commitment.

Under the terms of the chief executive officer’s employment contract, he is to receive 60,000 shares of the Company’s common stock monthly as salary.  During the three months ended December 31, 2012, he received 180,000 shares valued at $0.17 to $0.24 per share, the fair value at date of commitment.

The chief executive officer was awarded 2,500,000 shares of the Company’s common stock for achieving the private placement goal of $7,500,000 in accordance with his former consulting agreement and current employment contract.  The shares were valued at $0.25 per share, the fair value at date of commitment.

The former chief executive officer was awarded 2,500,000 shares of the Company’s common stock for achieving the private placement goal of $7,500,000 in accordance with his employment contract and his severance agreement.

On October 1, 2012, the Company entered into a three year agreement with an individual to serve as an Advisory Board member assisting the Company to identify and retain investment banking firms.  In connection with the agreement, the Company issued 2,250,000 shares of its common stock valued at $0.19 per share, the fair value at the date of commitment.

On October 1, 2012, the Company entered into a two year agreement with an individual to serve as an Advisory Board member assisting the Company to identify and retain investment banking firms.  In connection with the agreement, the Company issued 1,375,000 shares of its common stock valued at $0.19 per share, the fair value at the date of commitment.

On October 23, 2012, the Company entered into a consulting agreement with an individual to provide strategic marketing concepts to the Company over a two year period.  In connection with the agreement, the Company issued 600,000 shares of its common stock valued at $0.25 per share, the fair value at the date of commitment.

IMMUNOVATIVE, INC. AND SUBSIDIARY
(Formerly Novo Energies Corporation and Subsidiary)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012
(unaudited)

On October 24, 2012, the Company converted $10,000 of local accounting fees to stock and issued 100,000 shares of its common stock.

On October 29, 2012, the Company entered into a two year consulting agreement with an investor relations firm.  In consideration for the agreement, the Company issued 400,000 shares of its common stock valued at $0.25 per share, the fair value at the date of commitment.  The 400,000 shares were considered a signing bonus.  Additionally, each quarter, the Company is to issue 50,000 shares as normal compensation.

On October 31, 2012, the Company’s attorney was awarded 150,000 shares of the Company’s common stock for legal services.  The shares were valued at $0.25 per share, the fair value at the date of commitment.

On November 6, 2012, the Company entered into a consulting agreement with an individual for radio and television commercials related to the Company.  In addition for paying for the services, the Company issued 300,000 shares of its common stock at $0.25 per share, the fair value at the date of commitment.  The contract is for 3 months.

On November 7, 2012, the Company entered into a consulting agreement with an individual to perform services related to corporate business development.  The agreement is for a period of three years.  In connection with the agreement, the Company issued 1,850,000 shares of its common stock valued at $0.28 per share.

On November 9, 2012, the Company entered into a consulting agreement with an individual to promote the Company in the investment community.  In connection with the agreement, the Company issued 400,000 shares of its common stock valued at $0.26 per share, the fair value at the date of commitment.  The agreement is for 8 months.

On November 21, 2012, the Company entered into a two year consulting contract with an entity to serve as advisor to the management team.  In connection with the agreement, the company issued 2,175,000 shares of its common stock valued at $0.23 per share, the fair value at the date of commitment.

On December 18, 2012, the Company entered into three consulting agreements with individuals to assist the Company with investor introductions and potential strategic and business development partners.  The agreements are for 12 months.  In connection with the agreements, the Company issued 367,000 shares of its common stock valued at $0.25, the fair value at the date of commitment.

During the nine months ended December 31, 2012, the Company paid cash commissions to promote placements of $643,956 in cash and issued 5,415,000 shares of common stock valued at $677,000.

Warrants for Common Stock

The following table summarizes the activity of the warrants for common stock outstanding as at December 31, 2012:

	Number of Warrants	Exercise Price	Expiration Date

Balance March 31, 2012	394,465	$0.75	7/2012 –8/2014
Exercised	-

Balance December 31, 2012	394,465

The warrants were valued utilizing the following assumption employing the Black-Scholes Pricing Model:

Volatility	241.65% to 244.92%
Risk-free rate	1.34% to 0.41%
Dividend	-
Expected life of warrants	3

IMMUNOVATIVE, INC. AND SUBSIDIARY
(Formerly Novo Energies Corporation and Subsidiary)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012
(unaudited)

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

Volatility	220%
Expected dividend rate	-
Expected life of options in years	10
Risk-free rate	1.87%

A summary of option activity as of March 31, 2012, and changes during the period then ended, is presented below:

Weighted
	Weighted		Average
	Average		Remaining	Aggregate
	Exercise	Number of	Contractual	Intrinsic
Options	Price	Shares	Term	Value

Balance March 31, 2012	$0.10	10,000,000	9.85	$400,000
Options granted	-	-	-	-
Options exercised	-	-	-	-
Options cancelled/forfeited	-	-	-	-
Balance at December 31, 2012	$0.10	10,000,000	9.85	$400,000
Exercisable at December 31, 2012	$0.10	10,000,000	9.85	$400,000

The weighted-average grant-date fair value of options granted during the nine months ended December 31, 2012 was $0.14.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Legal Matters

On January 8, 2013, the Company received from ITL, a notice by which ITL purported to terminate the License Agreement dated December 9, 2011 between the Company and ITL (the “ITL Notice”), along with alleged damages.  It is the Company’s position that ITL breached the License Agreement by delivering the ITL Notice and, that prior to the ITL Notice, the License Agreement was in full force and, on January 17, 2013 and that the Company had complied in all material respect with the License Agreement therefore the Company believes that there are no damages to ITL.  As such, on January 17, 2013, the Company filed a lawsuit against ITL, which included the request for various injunctive relief against ITL for damages stemming from this breach.

On February 19, 2013, the Company and ITL entered into a settlement agreement whereby the parties have agreed to the following: (1) the Company will submit a letter to the Court advising the Court that the parties have reached a settlement and that the Company is withdraing its motion, (2) ITL will pay the Company $20,000, (3) ITL will issue to the Company, ITL’s share capital equivalent to 9% of the issued and outstanding shares of ITL, (4) the Company will change its name and (5) the settling parties agree that the license agreement will be terminated.
Commitments

On January 31, 2012, the Company entered into a three year lease for its corporate office.  This requires a monthly payment of $2,150 per month.  Required annual payments are as follows: 2013-$25,800; 2014-$25,800; and 2015-$2,150.

The Company’s termination agreement with its former chief executive officer requires a payment of $90,000 to be paid on or before March 20, 2013.

The Company’s consulting agreement with its chief financial officer has compensation payable at $4,000 per month and 50,000 shares of common stock issuable on a quarterly basis.  The contract expires on August 31, 2013.

In connection with the Company’s consulting contracts, the Company has commitments for monthly payments of approximately $20,000 for the ensuing twelve months

IMMUNOVATIVE, INC. AND SUBSIDIARY
(Formerly Novo Energies Corporation and Subsidiary)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012
(unaudited)

On August 22, 2012, the Company entered into an employment agreement with Seth M. Shaw, its chief executive officer.  The agreement provides for annual compensation of $132,000.  Mr. Shaw previously elected to forgo cash compensation and receive 60,000 shares of the Company’s common stock on a monthly basis.  However, as the only principal officer and director, he decided to take the cash compensation as well and is in the process of modifying his employment agreement.

NOTE 10 - SUBSEQUENT EVENTS

On January 8, 2013, the Company received from ITL, a notice by which ITL purported to terminate the License Agreement dated December 9, 2011 between the Company and ITL (the “ITL Notice”), along with alleged damages.  It is the Company’s position that ITL breached the License Agreement by delivering the ITL Notice and, that prior to the ITL Notice, the License Agreement was in full force and, on January 17, 2013 and that the Company had complied in all material respect with the License Agreement therefore the Company believes that there are no damages to ITL.  As such, on January 17, 2013, the Company filed a lawsuit against ITL, which included the request for various injunctive relief against ITL for damages stemming from this breach.

On February 19, 2013, the Company and ITL entered into a settlement agreement whereby the parties have agreed to the following: (1) the Company will submit a letter to the Court advising the Court that the parties have reached a settlement and that the Company is withdraing its motion, (2) ITL will pay the Company $20,000, (3) ITL will issue to the Company, ITL’s share capital equivalent to 9% of the issued and outstanding shares of ITL, (4) the Company will change its name and (5) the settling parties agree that the license agreement will be terminated.

Since January 1, 2013, till the date of this report, the Company has issued (1) 4,000,000 shares to its Chief Executive Officer and (2) approximately 4,100,00 shares to consultants under early agreements and newly signed agreements.

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

On January 8, 2013, the Company received from ITL, a notice by which ITL purported to terminate the License Agreement dated December 9, 2011 between the Company and ITL (the “ITL Notice”), along with alleged damages.  It is the Company’s position that ITL breached the License Agreement by delivering the ITL Notice and, that prior to the ITL Notice, the License Agreement was in full force and, on January 17, 2013 and that the Company had complied in all material respect with the License Agreement therefore the Company believes that there are no damages to ITL.  As such, on January 17, 2013, the Company filed a lawsuit against ITL, which included the request for various injunctive relief against ITL for damages stemming from this breach.

While this matter is being litigated in Federal District Court, the Company is seeking a merger and/or acquisition candidate and is confident the Company will remain in the bio-medical industry regardless of the outcome of the ITL litigation.

On February 19, 2013, the Company and ITL entered into a settlement agreement whereby the parties have agreed to the following: (1) the Company will submit a letter to the Court advising the Court that the parties have reached a settlement and that the Company is withdraing its motion, (2) ITL will pay the Company $20,000, (3) ITL will issue to the Company, ITL’s share capital equivalent to 9% of the issued and outstanding shares of ITL, (4) the Company will change its name and (5) the settling parties agree that the license agreement will be terminated.

RESULTS OF OPERATIONS

Three months ended December 31, 2012 compared to the three months ended December 31, 2011

Revenue. The Company is currently developing its business, and as a result has no products or services to offer and no revenues.

Selling, General and Administrative Expenses.  For the three months ended December 31, 2012, selling, general and administrative expenses were $2,703,686 compared to $0 for the same period in 2011 (2011 relates to discontinued operations).  The expense for 2012 is primarily composed of stock-based compensation ($1,886,057).

Impairment of advances to Immunovative Therapies, Ltd. for future stock ownership.  For the three months ended December 31, 2012, the impairment expense was $885,000 compared to $0 for the same period in 2011.  The Company, under the license agreement with Immunovative Therapies, Ltd., advanced funding to facilitate research and development.  The Company impaired the advances as the value is undeterminable at the present time.

Net Loss. We generated net losses of $3,592,683 for the three months ended December 31, 2012 compared to $325,080 for the same period in 2011, an increase of 1,004%.  This increase was primarily due to an increase in business activity, which included the additional hiring of management, business advisory board members, scientific advisory board members, and consultants, as well as increases in travel expense and investor relation related activities.  Of the loss, $1,886,057, or 57.8% of the increase, related to stock compensation in lieu of cash compensation.

Nine months ended December 31, 2012 compared to the nine months ended December 31, 2011

Revenue. The Company is currently developing its business, and as a result has no products or services to offer and no revenues.

Selling, General and Administrative Expenses.  For the nine months ended December 31, 2012, selling, general and administrative expenses were $5,479,420 compared to $0 for the same period in 2011 (2011 relates to discontinued operations).  The expense for 2012 is primarily composed of stock-based compensation ($2,924,227).

Impairment of advances to Immunovative Therapies, Ltd. for future stock ownership.  For the nine months ended December 31, 2012, the impairment expense was $2,714,049 compared to $0 for the same period in 2011.  The Company, under the license agreement with Immunovative Therapies, Ltd., advanced funding to facilitate research and development.  The Company impaired the advances as the value is undeterminable at the present time.

Net Loss. We generated net losses of $8,207,636 for the nine months ended December 31, 2012 compared to $1,650,711 for the same period in 2011, an increase of 397%.  This increase was primarily due to an increase in business activity, which included the additional hiring of management, business advisory board members, scientific advisory board members, and consultants, as well as increases in travel expense and investor relation related activities.  Of the loss, $2,924,227, or 44.6% of the increase, related to stock compensation in lieu of cash compensation.

Liquidity and Capital Resources

We continue to fund our operations through private placement offerings and other financings.

During the nine months ending December 31, 2012, the Company sold 48,844,286 shares of common stock for a total of $4,547,166 net of introduction fees of $643,956 paid in cash and 5,415,000 shares paid in common stock of the Company valued at $689,000.

At December 31, 2012, we had cash and cash equivalents of $70,871 compared to $619,624 at March 31, 2012.

Cash Flows

Net cash used in operating activities amounted to $3,253,172 for the period from December 12, 2011 (inception of Development Stage) to December 31, 2012.  Net cash used in operating activities for the nine months ended December 31, 2012 and 2011 was $2,519,916 and $723,753, respectively, an increase of $1,796,163 primarily from stock-based compensation to consultants.

During the period from inception December 12, 2011 (inception of the Development Stage) to December 31, 2012, we generated $6,617,524 net of $643,956 in cash and issued 5,415,000 shares of common stock paid in introducing fees from private placement sales of our common stock.

During the nine months ended December 31, 2012, we generated cash from financing activates of $4,644,803 primarily from the sale of common stock.  During the nine months ended December 31, 2011, we generated cash from financing activities of $894,515 primarily from the sale of common stock.

We do not believe that our cash on hand at December 31, 2012 will be sufficient to fund our license agreement requirements if all the conditions of the license agreement required of the licensor are met.  We will continue to seek additional equity financing.  However, there is no assurance that we will be successful in our equity private placements.

Going Concern Qualifications

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company had no revenue and net losses of $8,207,636 for the period ended December 31, 2012 compared to sales of $0 and net loss of $1,650,711 (related to discontinued operations) for the nine months ended December 31, 2011. As discussed in Note 1 to the financial statements, since inception of the Development Stage (December 12, 2011) the Company had losses of $12,802,804 and there are existing uncertain conditions which the Company faces relative to its obtaining financing and capital in the equity markets. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company had working capital deficit, stockholders’ deficit, and accumulated deficit during the development stage of $514,714, $450,657 and $12,802,804, respectively, at December 31, 2012, and used cash in operations of $2,519,916 in the nine months ended December 31, 2012.  The Company is highly dependent on its ability to continue to obtain investment capital from future funding opportunities to fund the current and planned operating levels.  The unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company’s continuation as a going concern is dependent upon its ability to bring in income generating activities and its ability to continue receiving investment capital from future funding opportunities. No assurance can be given that the Company will be successful in these efforts.

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

On January 8, 2013, the Company received from ITL, a notice by which ITL purported to terminate the License Agreement dated December 9, 2011 between the Company and ITL (the “ITL Notice”), along with alleged damages.  It is the Company’s position that ITL breached the License Agreement by delivering the ITL Notice and, that prior to the ITL Notice, the License Agreement was in full force and, on January 17, 2013 and that the Company had complied in all material respect with the License Agreement therefore the Company believes that there are no damages to ITL.  As such, on January 17, 2013, the Company filed a lawsuit against ITL, which included the request for various injunctive relief against ITL for damages stemming from this breach.

The Company, as of the date of this report, has funded ITL approximately $3.7 million under the Licensing Agreement and other related costs in connection with raising the capital and fulfillment of the Licensing Agreement by the Company.

On February 19, 2013, the Company and ITL entered into a settlement agreement whereby the parties have agreed to the following: (1) the Company will submit a letter to the Court advising the Court that the parties have reached a settlement and that the Company is withdraing its motion, (2) ITL will pay the Company $20,000, (3) ITL will issue to the Company, ITL’s share capital equivalent to 9% of the issued and outstanding shares of ITL, (4) the Company will change its name and (5) the settling parties agree that the license agreement will be terminated.

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

On February 15, 2012, the Company entered into a consulting with an individual to act in the capacity of office manager.  The agreement provides for the issuance of 25,000 shares per month.  During the nine months ended December 31, 2012, the consultant was issued 125,000 shares.

 On February 25, 2012, the Company entered into an agreement with Momentum Public Relations, Inc. for strategic business development activities.  In connection with the agreement, the consultant is to receive 600,000 shares of the common stock.

On March 1, 2012, the Company entered into a consulting agreement with an individual to render strategic advisory services.  The agreement calls for the issuance of 25,000 shares of common stock on a monthly basis.  During the nine months ended December 31, 2012, 175,000 shares were issued.

On March 15, 2012, the Company entered into a consulting contract with an individual to assist the Company with web design and branding, develop online marketing strategies and other services agreed to between the Company and the consultant.  The agreement is for a period of 24 months.  The consultant will receive 25,000 shares of the Company’s common stock monthly.  During the nine months ended December 31, 2012, the consultant received 75,000 shares.

On April 1, 2012, the Company entered into a consulting agreement with an individual to be an advisory board member.  The agreement is for a period of one year.  The individual will receive 25,000 shares of the Company’s common stock on a monthly basis.  During the quarter ended December 31, 2012, the individual received 75,000 shares of common stock.

On April 26, 2012, the Company entered into a consulting agreement to provide investor relation services.  The contract is for a period of 12 months and the consultant received 805,000 shares of the Company’s common stock.

On May 10, 2012, the Company entered into a consulting agreement with an individual to render strategic marketing services assisting the Company with search engine online marketing strategies and developing such strategies and other services mutually agreed to by the Company and the consultant.  The contract is for a period of twelve months.  As part of the consultant’s compensation, he will receive monthly 15,000 shares of the Company’s common stock.  During the quarter ended December 31, 2012, the consultant received 15,000 shares.

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

 Subsequent to the three months ended December 31, 2012, the Company, through various private placements, sold approximately 13,263,000 shares of its common stock.

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

On July 24, 2012, the Company appointed an individual to the Company’s advisory board for a period of one year.  The advisory board member will receive 25,000 shares of common stock of the Company on a monthly basis as compensation.  During the quarter ended December 31, 2012, the board member received 50,000 shares of the Company’s common stock.

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

On August 22, 2012, the chief executive officer, under the terms of his employment agreement, was issued a signing bonus of 1,500,000 shares of the Company’s common stock.

On October 1, 2012, the Company entered into a consulting agreement to assist the Company with investor introductions and develop strategic partners.  The agreement is for 24 months.  In connection with the agreement, the Company issued 750,000 shares of its common stock.

Under the terms of the chief executive officer’s employment contract, he is to receive 60,000 shares of the Company’s common stock monthly as salary.  During the three months ended December 31, 2012, he received 180,000 shares.

The chief executive officer was awarded 2,500,000 shares of the Company’s common stock for achieving the private placement goal of $7,500,000 in accordance with his former consulting agreement and current employment contract.

The former chief executive officer was awarded 2,500,000 shares of the Company’s common stock for achieving the private placement goal of $7,500,000 in accordance with his employment contract and his severance agreement.

On October 1, 2012, the Company entered into a three year agreement with an individual to serve as an Advisory Board member assisting the Company to identify and retain investment banking firms.  In connection with the agreement, the Company issued 2,250,000 shares of its common stock.

On October 1, 2012, the Company entered into a two year agreement with an individual to serve as an Advisory Board member assisting the Company to identify and retain investment banking firms.  In connection with the agreement, the Company issued 1,375,000 shares of its common stock.

On October 23, 2012, the Company entered into a consulting agreement with an individual to provide strategic marketing concepts to the Company over a two year period.  In connection with the agreement, the Company issued 600,000 shares of its common stock.

On October 24, 2012, the Company converted $10,000 of local accounting fees to stock and issued 100,000 shares of its common stock.

On October 29, 2012, the Company entered into a two year consulting agreement with an investor relations firm.  In consideration for the agreement, the Company issued 400,000 shares of its common stock.  The 400,000 shares were considered a signing bonus.  Additionally, each quarter, the Company is to issue 50,000 shares as normal compensation.

On October 31, 2012, the Company’s attorney was awarded 150,000 shares of the Company’s common stock for legal services.

On November 6, 2012, the Company entered into a consulting agreement with an individual for radio and television commercials related to the Company.  In addition for paying for the services, the Company issued 300,000 shares of its common stock.  The contract is for 3 months.

On November 7, 2012, the Company entered into a consulting agreement with an individual to perform services related to corporate business development.  The agreement is for a period of three years.  In connection with the agreement, the Company issued 1,850,000 shares of its common stock.

On November 9, 2012, the Company entered into a consulting agreement with an individual to promote business consulting services.  In connection with the agreement, the Company issued 400,000 shares of its common stock.  The agreement is for 8 months.

On November 21, 2012, the Company entered into a two year consulting contract with an entity to serve as advisor to the management team.  In connection with the agreement, the company issued 2,175,000 shares of its common stock.

On December 18, 2012, the Company entered into three consulting agreements with an individual to assist the Company with investor introductions and potential strategic and business development partners.  The agreements are for 12 months.  In connection with the agreements, the Company issued 367,000 shares of its common stock.

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

IMMUNOVATIVE, INC. (formerly Novo Energies Corporation) (Registrant)

Date: February 19, 2013	By:	/s/ Seth Shaw
Seth Shaw
Chief Executive Officer

Date: February 19, 2013	By:	/s/ Bruce Harmon
Bruce Harmon
Chief Financial Officer