Form 10-K
period 2013-03-31
TAURIGA SCIENCES, INC.
filed 2013-07-12
CIK 1142790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________

FORM 10-K
_________________________

☑     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2013

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from ______ to ______.

Commission File Number: 000-53723
______________________________________________

TAURIGA SCIENCES, INC.
(f/k/a Immunovative, Inc.)
 (Exact name of registrant as specified in its charter)
______________________________________________

Florida	65-1102237
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

39 Old Ridgebury Road Danbury, CT	06180
(Address of principal executive offices)	(Zip Code)

 Registrant’s telephone number, including area code: (917) 796-9926
_________________________________________

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $0.00001 Par Value
(Title of class)
____________________________________________

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

Large Accelerated Filer  ☐           Accelerated Filer  ☐            Non-Accelerated Filer  ☐           Smaller Reporting Company  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☑  No

On September 30, 2012, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $33,081,481, based upon the closing price on that date of the Common Stock of the registrant on the OTC Bulletin Board system of $0.195.  For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its Common Stock are deemed affiliates of the registrant.

As of as of June 30, 2013 the registrant had 258,636,778 shares of its Common Stock, $0.00001 par value, outstanding and/or issuable.

FORWARD LOOKING STATEMENTS

This report on Form 10-K contains forward-looking statements within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended, that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. Words such as “anticipate,” “expects,” “intends,” “plans,” “believes,” “seeks” and “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-K. Investors should carefully consider all of such risks before making an investment decision with respect to the Company’s stock. The following discussion and analysis should be read in conjunction with our consolidated financial statements for Tauriga Sciences, Inc. Such discussion represents only the best present assessment from our Management.

PART I

ITEM 1.  BUSINESS

General Overview

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

On February 19, 2013, the Company and ITL entered into a settlement agreement whereby the parties have agreed to the following: (1) the Company will submit a letter to the Court advising the Court that the parties have reached a settlement and that the Company is withdrawing its motion, (2) ITL will pay the Company $20,000, (3) ITL will issue to the Company, ITL’s share capital equivalent to 9% of the issued and outstanding shares of ITL, (4) the Company will change its name and (5) the settling parties agree that the license agreement will be terminated.

On March 13, 2013, the Board of Directors approved the change of name to “Tauriga Sciences, Inc.” from “Immunovative, Inc.”  We filed an amendment to our Articles of Incorporation on March 13, 2013 with the Florida Secretary of State to affect this name change after receiving the requisite corporate approval.  The Company’s symbol change to “TAUG” was approved by FINRA effective April 9, 2013.

In March 2013, the Company signed a Memorandum of Understanding (“Marvanal MOU”) with Marvanal, Inc. (“Marvanal”), a company who is an approved vendor with the State of Connecticut public school food lunch program (“CT Food Program”).  Marvanal’s lactose-free dairy products are authorized for the 2012-2013 CT Food Program and is currently developing a comprehensive line of dairy products utilizing a specific food-protein concentration-based technology.  The Marvanal MOU was for the Company to acquire the exclusive marketing rights within the State of New York for Marvanal’s lactose-free, dairy product line.  The Company is not pursuing the Marvanal MOU.

In May 2013, the Company signed a Memorandum of Understanding (“Constellation MOU”) with Constellation Diagnostics, Inc. (“Constellation”).  Constellation is a developer of camera-based technology with the goal of preventing skin cancer through early detection.  Under the terms of the Constellation MOU, the Company and Constellation will establish a joint venture partnership to develop and commercialize a novel, imaging-based diagnostic technology for use in predictive and preventative oncology.  Constellation has already begun product development in collaboration with professors at the Massachusetts Institute of Technology (“MIT”) and Harvard University.  The Company made an initial investment in Constellation of $100,000 for a 2% equity stake.  The Constellation MOU provides the potential of the Company earning an equity stake in Constellation of up to 35% with up to $1,000,000 in investments.

On May 31, 2013, the Company signed a Licensing Agreement with Green Hygienics, Inc. (“GHI”) to enable the Company on an exclusive basis for North America, to market and sell 100% tree-free, bamboo-based, biodegradable, hospital grade wipes, as well as other similar products.

The Company has signed Memorandum of Understandings (“MOU”) and/or Letter of Intents (“LOI”) with various groups and/or companies and is currently negotiating for completion of the respective agreements to include one or more operations into the Company.  These MOUs and/or LOIs have all been released as public information through a Form 8-K and/or a press release.  There are no guarantees that the outstanding MOUs and/or LOIs will be finalized.

Our corporate headquarters are located at 39 Old Ridgebury Road, Danbury, CT 06180. The Company’s primary web site is www.taurigasciences.com.  The web site is not incorporated in this Form 10-K.

Reports to Security Holders

We intend to furnish our shareholders annual reports containing financial statements audited by our independent registered public accounting firm and to make available quarterly reports containing unaudited financial statements for each of the first three quarters of each year. We file Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K and Current Reports on Form 8-K with the Securities and Exchange Commission in order to meet our timely and continuous disclosure requirements. We may also file additional documents with the Commission if they become necessary in the course of our company's operations.

The public may read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is www.sec.gov.

Government Regulations

As distributors and importers of hygienic and household paper products, including products used for food packaging and storage, we are regulated by the U.S. Food and Drug Administration.  We believe that the products we intend to distribute are in compliance, in all material respects, with the laws and regulations administered by the U.S. Food and Drug Administration.

We believe that we are and will continue to be in compliance in all material respects with applicable statutes and the regulations passed in the United States. There are no current orders or directions relating to our company with respect to the foregoing laws and regulations.

Environmental Regulations

We do not believe that we are or will become subject to any environmental laws or regulations of the United States.  While our products and business activities do not currently violate any laws, any regulatory changes that impose additional restrictions or requirements on us or on our products or potential customers could adversely affect us by increasing our operating costs or decreasing demand for our products or services, which could have a material adverse effect on our results of operations.

Employees

As of March 31, 2013, we had a total of two full time employees. Our employees are not party to any collective bargaining agreement. We believe our relations with our employees are good.

Available Information

All reports of the Company filed with the SEC are available free of charge through the SEC’s web site at www.sec.gov. In addition, the public may read and copy materials filed by the Company at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549. The public may also obtain additional information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330.

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

Risks Related to Our Business

We are negotiating with various groups and/or entities for a combination of efforts to provide one or more businesses for the Company.

The success of the Company’s business plan depends not only on its own success, but also on the success of any potential partner.  The Company is determining one or more potential partner for its business.  There is no guarantee of success with the negotiations or, if applicable, the future business joint efforts.

We require additional financing to meet our obligations and to fund our operations.

The Company needs significant additional financing to provide working capital.

Dilution.

Investors may experience dilution due to future equity issuances and will experience dilution if the Company completes a combination of efforts with one or more third parties.

The Company’s success will rely on third parties.

The Company’s success will rely on the success of one or more third parties that form a strategic relationship with the Company.  The third party(ies) are responsible for their day-to-day business activities and will be outside of the Company’s control.

Government Regulation

The Company’s proposed business in the medical marketplace may be subject to extensive regulation by the FDA, as well as comparable agencies in foreign countries.  The process of obtaining regulatory approvals, which may eventually allow the Company to produce and market its proposed products, will be time consuming and expensive.  The Company cannot assure that such approvals will be granted.  In addition, even if approval is granted, it could be limited, or it could be withdrawn for any number of reasons, including its failure to comply with certain regulatory standards.

Patents and Licenses

The medical industry places considerable importance on obtaining patent and trade secret protection for new technologies, products and processes. Its success will depend in large part on its ability to file for and obtain patent protection for many of its principal products and procedures, to defend existing or future patents, to maintain trade secrets, and to operate without infringing upon the proprietary rights of others.  Patent protection is highly uncertain and involves complex legal and factual questions and issues. The patent application and issuance process can be expected to take several years and will entail considerable expense.

Competition

Pharmaceutical and biotechnology companies which have far greater technical and financial resources than the Company may provide competition.

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

We were formed on April 8, 2001 and have reported annual net losses since inception. For our year ended March 31, 2013 and 2012, we experienced net losses of $11,146,507 and $6,245,879, respectively.  We used cash in operating activities of $2,647,490 and $1,403,132 in 2013 and 2012, respectively.  As of March 31, 2013, we had a combined accumulated deficit of $16,244,237 from prior operations and $15,741,675 from the period December 11, 2011 (inception of development) to March 31, 2013 which includes $8,550,333 in stock based compensation. In addition, we expect to incur additional losses in the foreseeable future, and there can be no assurance that we will ever achieve profitability. Our future viability, profitability and growth depend upon our ability to successfully operate, expand our operations and obtain additional capital. There can be no assurance that any of our efforts will prove successful or that we will not continue to incur operating losses in the future.

We do not have substantial cash resources and if we cannot raise additional funds or generate more revenues, we will not be able to pay our vendors and will probably not be able to continue as a going concern.

As of March 31, 2013, our available cash balance was $143,034. We will need to raise additional funds to pay outstanding vendor invoices and execute our business plan. Our future cash flows depend on our ability to market and sell our common stock and into sublicensing. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us.

We may be required to pursue sources of additional capital through various means, including joint-venture projects and debt or equity financings. Future financings through equity investments will be dilutive to existing stockholders. Also, the terms of securities we may issue in future capital transactions may be more favorable for our new investors. Newly issued securities may include preferences, superior voting rights, the issuance of warrants or other convertible securities, which will have additional dilutive effects. Further, we may incur substantial costs in pursuing future capital and/or financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which will adversely impact our financial condition and results of operations.

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

We anticipate beginning new operations in in the medical industry.  Until the Company finalizes agreements and is in full operation, the evaluation of the business is speculative.  Investors should evaluate an investment in us in light of the uncertainties encountered by such companies in a competitive environment. Our business is dependent upon the implementation of our business plan, as well as the ability of our merchants to enter into agreements with consumers for their respective products and/or services.  There can be no assurance that our efforts will be successful or that we will be able to attain profitability.

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

Risks Relating to Our Industry

Our Company has experienced, and continues to experience, changes in its operations, which has placed, and will continue to place, significant demands on its management, operational and financial infrastructure.

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

There can be no assurance that these measures will adequately protect the confidentiality of the Company's proprietary information or that others will not independently develop products or technology that are equivalent or superior to those of the Company.

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.   PROPERTIES

On January 31, 2012, the Company entered into a three year lease for its corporate office.  The lease requires a monthly payment of $2,150 per month.

ITEM 3.  LEGAL PROCEEDINGS

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of July 5, 2013, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations, except as follows:

On January 8, 2013, the Company received from ITL, a notice by which ITL purported to terminate the License Agreement dated December 9, 2011 between the Company and ITL (the “ITL Notice”), along with alleged damages.  It is the Company’s position that ITL breached the License Agreement by delivering the ITL Notice and, that prior to the ITL Notice, the License Agreement was in full force and, on January 17, 2013 and that the Company had complied in all material respect with the License Agreement therefore the Company believes that there are no damages to ITL.  As such, on January 17, 2013, the Company filed a lawsuit against ITL, which included the request for various injunctive relief against ITL for damages stemming from this breach.  On February 19, 2013, the Company and ITL entered into a settlement agreement whereby the parties have agreed to the following: (1) the Company will submit a letter to the Court advising the Court that the parties have reached a settlement and that the Company is withdrawing its motion, (2) ITL will pay the Company $20,000, (3) ITL will issue to the Company, ITL’s share capital equivalent to 9% of the issued and outstanding shares of ITL, (4) the Company will change its name and (5) the settling parties agree that the license agreement will be terminated.

The Company incurred approximately $385,000 in legal fees related to the litigation between the Company ITL.  The primary attorneys for this issue were Winston and Strawn LLP.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Common Equity

Market Information

The Company’s common stock is traded on the NASDAQ OTC Bulletin Board under the symbol “TAUG.OB.”  As of March 31, 2013, the Company’s common stock was held by 1,208 shareholders of record, which does not include shareholders whose shares are held in street or nominee name.

The following chart is indicative of the fluctuations in the stock prices:

	For the Years Ended March 31,
	2013		2012
	High	Low	High	Low

First Quarter	$0.138	$0.0914	$0.16	$0.07
Second Quarter	$0.324	$0.1003	$0.195	$0.091
Third Quarter	$0.31	$0.08	$0.169	$0.091
Fourth Quarter	$0.10	$0.04	$0.149	$0.0964

The Company’s transfer agent is ClearTrust, LLC located at 16540 Pointe Village Drive, Suite 206, Lutz, Florida 33558 with a telephone number of (813) 235-4490.

Dividend Distributions

We have not historically and do not intend to distribute dividends to stockholders in the foreseeable future.

Securities authorized for issuance under equity compensation plans

The Company does not have any equity compensation plans.

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
-
contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customerwith respect to a violation to such duties or other requirements of Securities' laws; contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price;

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

In addition, the penny stock rules that require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgement of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock.

Related Stockholder Matters

None.

Purchase of Equity Securities

None.

ITEM 6. SELECTED FINANCIAL DATA.

As the Company is a “smaller reporting company,” this item is inapplicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

This report on Form 10-K contains forward-looking statements within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended, that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. Words such as “anticipate,” “expects,” “intends,” “plans,” “believes,” “seeks” and “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-K. Investors should carefully consider all of such risks before making an investment decision with respect to the Company’s stock. The following discussion and analysis should be read in conjunction with our consolidated financial statements and summary of selected financial data for Tauriga Sciences, Inc. Such discussion represents only the best present assessment from our Management.

DESCRIPTION OF COMPANY:

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

In April 2012, the Board of Directors approved the change of name to “Immunovative, Inc.”  As described in a report filed with the United States (“U.S.”) Securities and Exchange Commission on April 30, 2012, a majority of shareholders executed a written consent in lieu of an Annual Meeting (the “Written Consent”) effecting the change of the name of our business from “Novo Energies Corporation” to “Immunovative, Inc.” on April 2, 2012 to better reflect what we then intended to be our future operations.  We filed an amendment to our Articles of Incorporation on April 30, 2012 with the Florida Secretary of State to affect this name change after receiving the requisite corporate approval.

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

On February 19, 2013, the Company and ITL entered into a settlement agreement whereby the parties have agreed to the following: (1) the Company will submit a letter to the Court advising the Court that the parties have reached a settlement and that the Company is withdrawing its motion, (2) ITL will pay the Company $20,000, (3) ITL will issue to the Company, ITL’s share capital equivalent to 9% of the issued and outstanding shares of ITL, (4) the Company will change its name and (5) the settling parties agree that the license agreement will be terminated.

On March 13, 2013, the Board of Directors approved the change of name to “Tauriga Sciences, Inc.” from “Immunovative, Inc.”  We filed an amendment to our Articles of Incorporation on March 13, 2013 with the Florida Secretary of State to affect this name change after receiving the requisite corporate approval.  The Company’s symbol change to “TAUG” was approved by FINRA effective April 9, 2013.

In March 2013, the Company signed a Memorandum of Understanding (“Marvanal MOU”) with Marvanal, Inc. (“Marvanal”), a company who is an approved vendor with the State of Connecticut public school food lunch program (“CT Food Program”).  Marvanal’s lactose-free dairy products are authorized for the 2012-2013 CT Food Program and is currently developing a comprehensive line of dairy products utilizing a specific food-protein concentration-based technology.  The Marvanal MOU was for the Company to acquire the exclusive marketing rights within the State of New York for Marvanal’s lactose-free, dairy product line.  The Company is not pursuing the Marvanal MOU.

In May 2013, the Company signed a Memorandum of Understanding (“Constellation MOU”) with Constellation Diagnostics, Inc. (“Constellation”).  Constellation is a developer of camera-based technology with the goal of preventing skin cancer through early detection.  Under the terms of the Constellation MOU, the Company and Constellation will establish a joint venture partnership to develop and commercialize a novel, imaging-based diagnostic technology for use in predictive and preventative oncology.  Constellation has already begun product development in collaboration with professors at the Massachusetts Institute of Technology (“MIT”) and Harvard University.  The Company made an initial investment in Constellation of $100,000 for a 2% equity stake.  The Constellation MOU provides the potential of the Company earning an equity stake in Constellation of up to 35% with up to $1,000,000 in investments.

On May 31, 2013, the Company signed a Licensing Agreement with Green Hygienics, Inc. (“GHI”) to enable the Company on an exclusive basis for North America, to market and sell 100% tree-free, bamboo-based, biodegradable, hospital grade wipes, as well as other similar products.

The Company has signed Memorandum of Understandings (“MOU”) and/or Letter of Intents (“LOI”) with various groups and/or companies and is currently negotiating for completion of the respective agreements to include one or more operations into the Company.  These MOUs and/or LOIs have all been released as public information through a Form 8-K and/or a press release.  There are no guarantees that the outstanding MOUs and/or LOIs will be finalized.

The following Management Discussion and Analysis should be read in conjunction with the consolidated financial statements and accompanying notes included in this Form 10-K.

COMPARISON OF THE YEAR ENDED MARCH 31, 2013 TO THE YEAR ENDED MARCH 31, 2012

Results of Operations – Continuing Operations

Revenue. During the year ended March 31, 2013 the Company is considered a development stage company and accordingly, did not have any revenues.

Selling, General and Administrative Expenses. For the year ended March 31, 2013, selling, general and administrative expenses were $8,374,216 ($5,244,911 related to stock-based compensation) compared to $3,767,432 ($3,745,047 related to stock-based compensation) for the same period in 2012.  This increase of $2,953,920, net of stock-based compensation, was primary attributable to legal fees, $419,227, consulting and accounting fees, $759,531, investor relations, $1,277,202, travel, $180,573, and payroll and related costs, $333,800 .

Net Loss. We generated net losses of $11,146,507 ($5,244,911 related to stock-based compensation) for the year ended March 31, 2013 compared to $4,595,168 ($3,305,422 related to stock-based compensation) for the same period in 2012.

Liquidity and Capital Resources

General. At March 31, 2013, we had cash and cash equivalents of $143,034. We have historically met our cash needs through a combination of cash flows from operating activities, proceeds from private placements of our securities and loans. Our cash requirements are generally for selling, general and administrative activities. We believe that our cash balance is not sufficient to finance our cash requirements for expected operational activities, capital improvements, and partial repayment of debt through the next 12 months.

Our operating activities used cash of $2,647,490 for the year ended March 31, 2013, and we used cash in operations of $1,403,132 during the same period in 2012. The principal elements of cash flow from operations for the year ended March 31, 2013 included a net loss of $11,146,507, offset by stock-based compensation and settlements of $5,244,911 and impairment of advances to Immunovative Therapies, LTD, for future stock ownership, $2,714,050.

Cash used in investing activities during the year ended March 31, 2013 was $2,724,883 compared to $852,744 during the same period in 2012.  The increase was primarily due to advances to Immunovative Therapies, LTD, for future stock ownership, $2,714,050.

Cash generated in our financing activities was $4,894,801 for the year ended March 31, 2013, compared to cash generated of $2,837,856 during the comparable period in 2012.  This increase was primarily attributed to a concentrated effort of capital procurement in 2013 which was provided by the sale of common stock, $5,191,121, proceeds from notes payable, $225,000, and proceeds from convertible debentures, $175,000, offset by commissions paid on sale of common stock, $643,956 and the repayment of the former Chief Executive's loan of $52,364.

As of March 31, 2013, current liabilities exceeded current assets by 6.9 times. Current assets decreased from $631,887 at March 31, 2012 to $170,474 at March 31, 2013 whereas current liabilities increased from $738,333 at March 31, 2012 to $1,183,498 at March 31, 2013.

	For the years ended
	March 31,
	2013	2012

Cash used in operating activities	$(2,647,490)	$(1,403,132)
Cash used in investing activities	(2,724,883)	(852,744)
Cash provided by financing activities	4,894,801	2,837,856

Net changes to cash	$(477,572)	$581,980

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As discussed in Note 1 to the financial statements, since inception of the Development Stage (December 12, 2012), the Company had net losses of $15,741,675 ($8,550,333 represents stock-based compensation and settlements), has experienced negative cash flows from operations, and there are existing uncertain conditions which the Company faces relative to its obtaining financing and capital in the equity markets. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Contractual Obligations

Not Applicable

Off-Balance Sheet Arrangements

As of March 31, 2013, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

Critical Accounting Policies

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As the Company is a “smaller reporting company,” this item is inapplicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Tauriga Sciences, Inc. and Subsidiary
(Formerly Immunovative, Inc. and Subsidiary)
(A Development Stage Company)
Audited Financial Statements
For the Years Ended March 31, 2013 and 2012

MEYLER & COMPANY, LLC
CERTIFIED PUBLIC ACCOUNTANTS
ONE ARIN PARK
1715 HIGHWAY 35
MIDDLETOWN, NJ 07748

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Tauriga Sciences, Inc.
(formerly Immunovative, Inc.)
Danbury, CT

We have audited the accompanying consolidated balance sheet of Tauriga Sciences, Inc. and Subsidiary (formerly Immunovative, Inc.), (a Development Stage Company) as of March 31, 2012 and the related consolidated statements of operations, and cash flows for year ended March 31, 2012 and for the period December 12, 2011 (inception of Development Stage) to March 31, 2012 and the statement of stockholders’ deficit for the year period ended March 31, 2012.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tauriga Sciences, Inc. and Subsidiary (formerly Immunovative, Inc.) (a Development Stage Company) as of March 31, 2012, and the results of its operations and its cash flows for the year ended March 31, 2012 and for the period December 12, 2011 (inception of Development Stage) to March 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company incurred a net loss of $6,245,879 for the year ended March 31, 2012, has an accumulated deficit from prior operations of $16,244,237, an accumulated deficit during development stage of $4,595,168 and negative working capital of $106,446 at March 31, 2012 and there are existing uncertain conditions the Company faces relative to its’ ability to obtain capital and operate profitably. These conditions raise substantial doubt about its ability to continue as a going concern.  Management’s plans regarding these matters are also described in Note 1.  The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

/s/ Meyler & Company, LLC

Middletown, NJ
July 16, 2012

COWAN, GUNTESKI & CO., P.A.
CERTIFIED PUBLIC ACCOUNTANTS
730 HOPE ROAD
TINTON FALLS, NJ  07724
Report of Independent Registered Public Accounting Firm

To the Board of Directors
Tauriga Sciences, Inc.
(formerly Immunovative, Inc.)
Danbury, CT

We have audited the accompanying consolidated balance sheet of Tauriga Sciences, Inc. and Subsidiary (formerly Immunovative, Inc.), (a Development Stage Company) as of March 31, 2013 and the related consolidated statements of operations, and cash flows for year ended March 31, 2013 and for the period December 12, 2011 (inception of Development Stage) to March 31, 2013 and the statement of stockholders’ deficit for the year ended March 31, 2013.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tauriga Sciences, Inc. and Subsidiary (formerly Immunovative, Inc.) (a Development Stage Company) as of March 31, 2013, and the results of its operations and its cash flows for the year ended March 31, 2013 and for the period December 12, 2011 (inception of Development Stage) to March 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company incurred a net loss of $11,146,507 for the year ended March 31, 2013, has an accumulated deficit from prior operations of $16,244,237, an accumulated deficit during development stage of $15,741,675 and negative working capital of $1,013,024 at March 31, 2013 and there are existing uncertain conditions the Company faces relative to its’ ability to obtain capital and operate profitably. These conditions raise substantial doubt about its ability to continue as a going concern.  Management’s plans regarding these matters are also described in Note 1.  The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

/s/ Cowan, Gunteski & Co., P.A.

Tinton Falls, NJ
July 12, 2013

TAURIGA SCIENCES, INC. AND SUBSIDIARY
(Formerly Immunovative, Inc. and Subsidiary)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	March 31,
	2013	2012

ASSETS
Current assets:
Cash	$143,034	$619,624
Other receivables	7,906	-
Prepaid expenses	19,534	12,263
Total current assets	170,474	631,887

Advances to Immunovative Therapies, Ltd. for future stock ownership	-	819,164
Less: Impairment of advances to Immunovative Therapies, Ltd. for
future stock ownership	-	(819,163)

Advances to Immunovative Therapies, Ltd. for future stock ownership, net	-	1

Equipment, net	28,382	36,468

Total assets	$198,856	$668,356

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Notes payable	$225,000	$-
Convertible notes, net of discounts	106,425	179,572
Accounts payable	277,053	208,644
Accrued interest	8,004	77,847
Accrued expenses	148,348	57,584
Accrued professional fees	418,668	145,822
Related party payables
Due to former chairman and chief executive officer	-	16,500
Note payable to former chairman and chief executive officer	-	52,364
Total current liabilities	1,183,498	738,333

Stockholders' deficit
Common stock, par value $0.00001; 1,000,000,000 shares
authorized, 226,449,077 and 116,667,888 issued and
outstanding at March 31, 2013 and 2012, respectively	2,264	1,166
Additional paid-in capital	31,000,267	20,770,505
Accumulated deficit from prior operations	(16,244,237)	(16,244,237)
Accumulated deficit during development stage	(15,741,675)	(4,595,168)
Accumulated other comprehensive loss	(1,261)	(2,243)
Total stockholders' deficit	(984,642)	(69,977)

Total liabilties and stockholders' deficit	$198,856	$668,356

See accompanying notes to consolidated financial statements.

TAURIGA SCIENCES, INC. AND SUBSIDIARY
(Formerly Immunovative, Inc. and Subsidiary)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

			Period from
			December 12,
			2011
			(Inception of
	For the Years ended		Development)
	March 31,		to March 31,
	2013	2012	2013
Continuing operations:
Operating expenses
General and administrative	$8,374,216	$3,767,432	$12,141,648
Impairment of advances to Immunovative
Therapies, Ltd. for future stock ownership	2,714,050	819,164	3,533,214
Depreciation expense	43,919	2,668	46,587
Total operating expenses	11,132,185	4,589,264	15,721,449

Loss from operations	(11,132,185)	(4,589,264)	(15,721,449)

Other income (expense)
Interest expense	(10,506)	(5,904)	(16,410)
Gain on settlement of law suit	20,000	-	20,000
Amortization of debt discount	(23,816)	-	(23,816)

Total other income (expense)	(14,322)	(5,904)	(20,226)

Loss from continuing operations	(11,146,507)	(4,595,168)	(15,741,675)

Discontinued operations
Loss from discontinued operations	-	(1,650,711)	-

Net loss	(11,146,507)	(6,245,879)	(15,741,675)

Other comprehensive income
Translation adjustment	1,261	28,914	1,261

Comprehensive loss	$(11,145,246)	$(6,216,965)	$(15,740,414)

Net loss per share (basic and diluted)
Loss from continuing operations	$(0.06)	$(0.07)
Loss from discontinued operations	$-	$(0.02)
Net loss per share	$(0.06)	$(0.09)

Weighted average common shares outstanding
Basic and diluted	173,804,597	73,039,842

See accompanying notes to consolidated financial statements.

TAURIGA SCIENCES, INC. AND SUBSIDIARY
(Formerly Immunovative, Inc. and Subsidiary)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
For the years ended March 31, 2012 and 2013

					Deficit
				Deficit	accumulated	Accumulated
			Additional	accumulated	during the	other	Total
	Number of		paid-in	from prior	development	comprehensive	stockholders'
	shares	Amount	capital	operations	stage	income (loss)	deficit

Balance March 31, 2011	53,245,238	$532	$12,976,186	$(14,593,526)		$(31,157)	$(1,647,965)

Sale of common stock under private
placement agreements at $0.10 per share	22,853,560	229	2,285,127				2,285,356
Sale of common stock under private
placement agreements at $0.05 per share	13,450,000	134	672,366				672,500
Issuance of shares under consulting
agreements between $0.10 and
$0.14 per share	14,845,000	148	2,008,152				2,008,300
Issuance of shares in connection with
settlement agreements at $0.14 per share	1,565,000	16	199,484				199,500
Vesting of stock-based compensation			137,247				137,247
Conversion of accrued expenses to common stock	709,090	7	77,993				78,000
Conversion of convertible debts to common stock	10,000,000	100	1,013,950				1,014,050
Issuance of stock options			1,400,000				1,400,000
Net loss for the period from April 1,
2011 to December 11, 2011				(1,650,711)			(1,650,711)
Net loss for the period from December
12, 2011 (inception of development)
to March 31, 2012					(4,595,168)		(4,595,168)
Translation adjustment						28,914	28,914

Balance March 31, 2012	116,667,888	$1,166	$20,770,505	$(16,244,237)	$(4,595,168)	$(2,243)	$(69,977)

See accompanying notes to unaudited consolidated financial statements.

TAURIGA SCIENCES, INC. AND SUBSIDIARY
(Formerly Immunovative, Inc. and Subsidiary)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
For the years ended March 31, 2012 and 2013

					Deficit
				Deficit	accumulated	Accumulated
			Additional	accumulated	during the	other	Total
	Number of		paid-in	from prior	development	comprehensive	stockholders'
	shares	Amount	capital	operations	stage	income (loss)	deficit

Sale of common stock under private
placement agreements at $0.10 to
$0.15 per share	48,844,286	489	5,190,633	-	-	-	5,191,122
Amendment to former chief executive
officer's employment agreement at
$0.10 per share	2,500,000	25	249,975				250,000
Issuance of shares under consulting
contract for strategic planning officer
at $0.10 per share	2,500,000	25	249,975				250,000
Issuance of shares to purchase
domain name at $0.125 per share	200,000	2	24,998				25,000
Issuance of shares under consulting
contracts at $0.10 to $0.29 per share	30,128,983	300	4,421,246				4,421,546
Issuance of shares to convert Caete
Invest & Trade, S.A. debt under
conversion agreement	2,720,000	27	225,792				225,819
Conversion of former CEO final
severance payment at $0.056
per share	1,592,920	16	89,984				90,000
Stock issued for commissions under
private placement agreements	5,335,000	53	688,947				689,000
Commission expense paid with stock
issuances under private placements			(689,000)				(689,000)
Commission paid under private
placement agreements in cash			(643,956)				(643,956)
Issuance of shares to CEO under
employment contract for achieving
capital raise goal of $7,500,000
at $0.25 per share	2,500,000	25	624,975				625,000
Issuance of shares to former CEO
under employment contract for
achieving capital raise goal of
$7,500,000 at $0.25 per share	2,500,000	25	624,975				625,000
Issuance of shares to CEO in lieu of
salary at a price of $0.04 to $0.24 per share	360,000	4	47,396				47,400
Issuance of shares to JMJ Financial
loan origination fee at $0.15 per share	200,000	2	29,998				30,000
Beneficial conversion feature related
to JMJ Financial Convertible Note			107,609				107,609
Issuance of shares to CEO as signing
bonus under employment contract
at $0.20 per share	1,500,000	15	299,985				300,000
Issuance of shares to CEO as
additional compensation at $0.04
per share	4,000,000	40	159,960				160,000
Issuance of shares to CFO under
consulting agreement at $0.06
to $0.20 per share	2,000,000	20	246,480				246,500
Issuance of shares to company
attorneys for services rendered
at $0.10 to $0.25 per share	2,150,000	22	287,478				287,500
Conversion of accounts payable
at $0.10 per share	750,000	8	74,992				75,000
Consulting contract vesting
amortization adjustment			(2,082,680)				(2,082,680)
Translation adjustment						982	982
Net loss for the year ended March 31, 2013					(11,146,507)		(11,146,507)

Balance at March 31, 2013	226,449,077	$2,264	$31,000,267	$(16,244,237)	$(15,741,675)	$(1,261)	$(984,642)

See accompanying notes to consolidated financial statements.

TAURIGA SCIENCES, INC. AND SUBSDIARY
(Formerly Immunovative, Inc. and Subsidiary)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Period from
			December 12, 2011
			(Inception of
	For the Years Ended		Development)
	March 31,		to March 31,
	2013	2012	2013

Cash flows from operating activities
Net loss from continuing operations	$(11,146,507)	$(4,595,168)	$(15,741,675)
Loss from discontinued operations	-	(1,650,711)	-
Adjustments to reconcile net loss to cash provided
by (used in) operating activities:
Stock-based compensation	5,244,911	3,592,047	8,397,333
Shares issued in Settlement Agreement	-	153,000	153,000
Impairment of advances to Immunovative
Therapies, LTD, for future stock ownership	2,714,050	819,164	3,533,214
Note payable discount amortization	23,816	10,993	23,816
Depreciation and amortization	43,919	5,465	46,587
Loss on extinguishment of debt	-	336,836	-
Decrease (increase) in assets
Other receivables	(7,906)	-	(7,906)
Prepaid expenses	(7,271)	(12,264)	(2,776)
Increase (decrease) in liabilities
Accounts payable	163,984	12,624	147,542
Accrued interest	(23,596)	55,799	(12,148)
Accrued expenses	90,764	18,172	90,888
Accrued professional fees	256,346	(111,036)	88,266
Related party payables	-	(38,053)	(96,884)
Cash used in operating activities	(2,647,490)	(1,403,132)	(3,380,743)

Cash flows from investing activities
Purchase of equipment	(2,940)	(33,580)	(23,820)
Purchase of intangible asset - domain name	(7,893)	-	(7,893)
Advances to Immunovative Therapies LTD, for
future stock ownership	(2,714,050)	(819,164)	(3,533,214)
Cash used in investing activities	(2,724,883)	(852,744)	(3,564,927)

Cash flows from financing activities
Proceeds from notes payable	225,000	-	225,000
Repayment of note payable to former chief
executive officer	(52,364)	(120,000)	(125,503)
Sale of common stock	5,191,121	2,957,856	7,261,477
Proceeds from convertible debentures	175,000	-	175,000
Commissions paid on sale of common stock	(643,956)	-	(643,956)
Cash provided by financing activities	4,894,801	2,837,856	6,892,018

Foreign currency translation effect	982	28,914	27,143
Net increase / (decrease) in cash	(476,590)	610,894	(26,509)

Cash, beginning of period	619,624	8,730	169,543
Cash, end of period	$143,034	$619,624	$143,034

See accompanying notes to consolidated financial statements.

TAURIGA SCIENCES, INC. AND SUBSDIARY
(Formerly Immunovative, Inc. and Subsidiary)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Period from
			December 12, 2011
			(Inception of
	For the Years Ended		Development)
	March 31,		to March 31,
	2013	2012	2013

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest and Taxes Paid	$34,102	$-	$-

NON CASH ITEMS
Conversion of accounts payable to common
stock	$(95,559)	$-	$(95,559)
Conversion of note payable - Caete Invest &
Trade, S.A. to common stock	$(179,572)	$-	$(179,572)
Issuance of common stock to settle commissions
on private placement offering	$(689,000)	$-	$(689,000)
Conversion of accrued interest on Caete Invest
& Trade, S.A. to common stock	$(46,247)	$-	$(46,247)
Purchase of intangible asset - domain name with
common stock	$(25,000)	$-	$(25,000)
Conversion of convertible debenture	$-	$(575,000)	$-
Accrued interest	$-	$(102,215)	$-
Accrued rent	$-	$(78,000)	$-
Issuance of common stock	$98	$74	$98
Additional paid in capital	$1,035,280	$755,141	$1,035,280
Beneficial conversion features	$(107,609)	$-	$(107,609)
Additional paid in capital	$107,609	$-	$107,609

See accompanying notes to consolidated financial statements.

TAURIGA SCIENCES, INC. AND SUBSIDIARY
(Formerly Immunovative, Inc. and Subsidiary)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013

 NOTE 1 - NATURE OF BUSINESS AND GOING CONCERN

Nature of Business

The Company, prior to December 12, 2011, was involved in the business of exploiting new technologies for the production of clean energy business which the Company abandoned.  The Company is now moving in the direction of a diversified biotechnology company which includes medical devices and the development of proprietary drug compounds.  The mission of the company is to acquire a diversified portfolio of medical technologies.

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

On January 8, 2013, the Company received from ITL, a notice by which ITL purported to terminate the License Agreement dated December 9, 2011 between the Company and ITL (the “ITL Notice”), along with alleged damages.  It is the Company’s position that ITL breached the License Agreement by delivering the ITL Notice and, that prior to the ITL Notice, the License Agreement was in full force and, on January 17, 2013, and that the Company had complied in all material respects with the License Agreement and therefore the Company believes that there are no damages to ITL.  As such, on January 17, 2013, the Company filed a lawsuit against ITL, which included the request for various injunctive relief against ITL for damages stemming from this breach.  On February 19, 2013, the Company and ITL entered into a settlement agreement whereby the parties have agreed to the following: (1) the Company will submit a letter to the Court advising the Court that the parties have reached a settlement and that the Company is withdrawing its motion, (2) ITL will pay the Company $20,000, (3) ITL will issue to the Company, ITL’s share capital equivalent to 9% of the issued and outstanding shares of ITL, (4) the Company will change its name and (5) the settling parties agree that the license agreement will be terminated.

On March 13, 2013, the Company changed its name to Tauriga Sciences, Inc. to better reflect its new direction.

In May 2013, the Company signed a Memorandum of Understanding (“Constellation MOU”) with Constellation Diagnostics, Inc. (“Constellation”).  Constellation is a developer of camera-based technology with the goal of preventing skin cancer through early detection.  Under the terms of the Constellation MOU, the Company and Constellation will establish a joint venture partnership to develop and commercialize a novel, imaging-based diagnostic technology for use in predictive and preventative oncology.  Constellation has already begun product development in collaboration with professors at the Massachusetts Institute of Technology (“MIT”) and Harvard University.  The Company made an initial investment in Constellation of $100,000 for a 2% equity stake.  The Constellation MOU provides the potential of the Company earning an equity stake in Constellation of up to 35% with up to $1,000,000 in investments.

On May 31, 2013, the Company signed a Licensing Agreement with Green Hygienics, Inc. (“GHI”) to enable the Company on an exclusive basis for North America, to market and sell 100% tree-free, bamboo-based, biodegradable, hospital grade wipes, as well as other similar products.  The Company paid $250,000 for the licensing rights and has issuable 4,347,826 shares of common stock of the Company to GHI whereas GHI’s parent company, Green Innovations Ltd. (“GNIN”) has issuable to the Company 625,000 shares of common stock of GNIN.  See Notes 4 and 6.

Going Concern

As indicated in the accompanying consolidated financial statements, the Company has incurred net operating losses for continuing operations of $15,741,675 since inception of the development stage and has negative working capital of $1,013,024.  Management’s plans include the raising of capital through equity markets to fund future operations, seeking merger candidates, and generating revenues through licensing agreements.  Failure to raise adequate capital, complete a successful merger and generate adequate sales revenues could result in the Company having to curtail or cease operations.  Additionally, even if the Company does raise sufficient capital to support its operating expenses, complete a successful merger and generate adequate revenues, there can be no assurances that the revenues will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  However, the accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

TAURIGA SCIENCES, INC. AND SUBSIDIARY
(Formerly Immunovative, Inc. and Subsidiary)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013

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

Consolidated Financial Statements

The financial statements include the accounts and activities of Tauriga Sciences, Inc. and its wholly-owned Canadian subsidiary, Tauriga Canada, Inc. (formerly known as Immunovative Canada, Inc.)  All inter-company transactions have been eliminated in consolidation.

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

TAURIGA SCIENCES, INC. AND SUBSIDIARY
(Formerly Immunovative, Inc. and Subsidiary)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013

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

TAURIGA SCIENCES, INC. AND SUBSIDIARY
(Formerly Immunovative, Inc. and Subsidiary)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2013.  The respective carrying value of certain financial instruments approximated their fair values due to the short-term nature of these instruments.  These financial instruments include cash, accounts payable, accrued expenses and due to related parties.

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

As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by ASC 740 and concluded that the tax position of the Company does meet the more-likely-than-not threshold as of March 31, 2013.

Reclassification

Certain amounts at March 31, 2012 have been reclassified to conform to the presentation used in the March 31, 2013 financial statements.

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

TAURIGA SCIENCES, INC. AND SUBSIDIARY
(Formerly Immunovative, Inc. and Subsidiary)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013

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

NOTE 3 - EQUIPMENT

The Company’s equipment is as follows:

	March 31,	March 31,
	2013	2012	Estimated Life

Computer and office equipment	$49,951	$47,011	5 years
Less: accumulated depreciation	21,569	10,543
	$28,382	$36,468

NOTE 4 – LICENSE AGREEMENTS

Immunovative Therapies, Ltd.

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

TAURIGA SCIENCES, INC. AND SUBSIDIARY
(Formerly Immunovative, Inc. and Subsidiary)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013

On January 8, 2013, the Company received from ITL, a notice by which ITL purported to terminate the License Agreement dated December 9, 2011 between the Company and ITL (the “ITL Notice”), along with alleged damages.  It is the Company’s position that ITL breached the License Agreement by delivering the ITL Notice and, that prior to the ITL Notice, the License Agreement was in full force and, on January 17, 2013 and that the Company had complied in all material respect with the License Agreement therefore the Company believes that there are no damages to ITL.  As such, on January 17, 2013, the Company filed a lawsuit against ITL, which included the request for various injunctive relief against ITL for damages stemming from this breach.  On February 19, 2013, the Company and ITL entered into a settlement agreement whereby the parties have agreed to the following: (1) the Company will submit a letter to the Court advising the Court that the parties have reached a settlement and that the Company is withdrawing its motion, (2) ITL will pay the Company $20,000, (3) ITL will issue to the Company, ITL’s share capital equivalent to 9% of the issued and outstanding shares of ITL, (4) the Company will change its name and (5) the settling parties agree that the license agreement will be terminated.  No value has been assigned to the ITL shares as they are deemed to be worthless.

Green Hygienics, Inc.

On May 31, 2013, the Company executed a licensing agreement with GHI (see Notes 1 and 6).  The Licensing Agreement with GHI will enable the Company, on an exclusive basis for North America, to market and sell 100% tree-free, bamboo-based, biodegradable, hospital grade wipes, as well as other similar products to commercial entities including medical facilities, schools, and more.  The Company paid $250,000 for the licensing rights and has issuable 4,347,826 shares of common stock of the Company to GHI whereas GHI’s parent company, GNIN has issuable the Company 625,000 shares of common stock of GNIN.  The terms of the Licensing Agreement provides the equal recognition of profits between the Company and GHI on the sales by the Company.

NOTE 5 – CONVERTIBLE NOTES AND NOTES PAYABLE

Convertible Notes Payable

During the period of February 22, 2013 to March 28, 2013, the Company entered into 8% convertible promissory notes with various individuals aggregating $225,000.  The notes are unsecured and are due 180 days from the date of issue.  Should the notes not be repaid at the respective maturity date, the lender has the right to convert the unpaid principal and interest into common stock of the Company at $0.025 per share.

On October 19, 2012, the Company entered into a one year convertible promissory note agreement for $445,000 with JMJ Financial, a California based institutional investor.  The note is non-interest bearing for the first 90 days and subsequent to that, the note has an interest rate of 5% per annum. The note at the holder’s option is Convertible at any time after the effective date of the note. The conversion price is the lesser of $0.25 or 75% of the lowest trade price in the 25 trading days previous to the conversion. The Company paid an origination fee of 200,000 shares of its common stock to secure the loan.  On November 14, 2012, the Company received $150,000 and an additional $25,000 on March 27, 2013.  The 25% discount created a beneficial conversion feature at the commitment dates aggregating $107,609 representing a discount which is being accreted monthly from the issuance date of the note through maturity and is recorded as additional interest expense.  At March 31, 2013, the loan balance is $106,425, net of unamortized discount of $68,575.

TAURIGA SCIENCES, INC. AND SUBSIDIARY
(Formerly Immunovative, Inc. and Subsidiary)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013

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

Notes Payable to Related Party

On January 21, 2010, the Company issued to its former Chief Executive Officer a $172,364 promissory note maturing on January 21, 2012.  The note bears interest at the rate of 10% per annum and is payable at maturity.  The face amount of the loan plus accrued interest is convertible into unregistered common stock of the company at the lesser of 100% of the volume weighted average price (“VWAP”) of common stock as reported by Bloomberg L.P. on the day prior to the conversion date and a 15% discount to the lowest daily closing “VWAP” of common stock during the five days prior to the conversion date.  The Company, in accordance with EITF 98-5 and 00-27, utilized the Market approach to value the debt instrument and concluded that a beneficial conversion feature exists since the effective conversion price of shares was less than the stock price at commitment date.  The 15% discount created a beneficial conversion feature at the commitment date aggregating $55,923 which was accreted monthly from the issuance date of the promissory note through maturity and was recorded as additional interest expense. At March 31, 2012, the loan balance was $52,364 and was repaid on August 2, 2012 with accrued interest of $34,102.

NOTE 6 – RELATED PARTIES

Antonio Treminio, former chief executive officer and chairman of the Company, was a note holder of the Company.  On August 2, 2012, the remaining balance of the note payable of $52,364 and the accrued interest of $34,102 was repaid.

On May 31, 2013, the Company executed a licensing agreement with GHI (see Notes 1, 4 and 10).  The Company’s CFO, Bruce Harmon, is also the CFO and Chairman of Green Innovations Ltd., the parent company of GHI.

On June 18, 2013, the Company entered into a Letter of Intent for a Licensing Agreement with Rhamnolipid, Inc. (“RhamInc”).  Bruce Harmon, an officer of the Company, is the CFO of RhamInc (see Note 10).

NOTE 7 - STOCKHOLDERS’ DEFICIT

Common Stock

During the year ended March 31, 2012, the Company sold for cash under private placement agreements 22,853,560 shares of its common stock at $0.10 per share and 13,450,000 shares of its common stock at $0.05 per share.

During the year ended March 31, 2012, the Company issued to various consultants 14,845,000 shares of its common stock at prices ranging between $0.10 and $0.14 per share.  These shares were valued at the market price of the stock on the date of commitment.  These consulting agreements were issued to the consultants to assist the Company in developing business strategies, assist in capital introductions, and other mutually agreed upon services.  The aggregate value of the shares has been recorded as stock-based compensation.

TAURIGA SCIENCES, INC. AND SUBSIDIARY
(Formerly Immunovative, Inc. and Subsidiary)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013

The Company issued 1,565,000 shares of its common stock in connection with settlement agreements.  The shares were valued at $0.14, the value at the date of settlement.

During the year ended March 31, 2012, the Company converted unpaid rent on the corporate office in the amount of $78,000.  Accordingly, 709,090 shares of the Company’s common stock were issued at $0.1098 per share.  The rent was payable to a party related to the former chief executive officer.

On July 11, 2011, the Company converted a $500,000 debenture along with accrued penalties for being in default and accrued unpaid interest into 10,000,000 shares of the Company’s common stock and recognized a loss on extinguishment of $336,836.

During the year ended March 31, 2013, the Company sold for cash under private placement agreements, 48,844,286 shares of its common stock at an average price of $0.10 per share.

On May 15, 2012, the former chief executive officer’s employment contract was amended to award him an additional 2,500,000 shares of the Company’s common stock at $0.10 per share, the value at the date of commitment.  Additionally, his employment contract was amended to award him an additional 2,500,000 shares conditional upon the Company raising a total of $7,500,000 in private placement funds.

On May 15, 2012, the strategic planning vice president was issued a consulting agreement for 36 months.  In connection with the agreement, he was issued 2,500,000 shares of the Company’s common stock and an additional 2,500,000 shares conditional upon the Company raising a total of $7,500,000 in private placement funds.

The Company issued 200,000 shares of its common stock at $0.125 per share to obtain the rights to a domain name.

On May 21, 2012, the Company issued 2,720,000 shares of its common stock to convert the Caete Invest & Trade, S.A. debt plus accrued interest.  The note principal and accrued interest aggregated $225,819.

During the course of the year, the Company converted $95,575 of accounts payable by issuing 1,592,920 shares of its common stock at an average price of $0.06 per share.

On October 19, 2012, the Company issued 200,000 shares of its common stock to obtain a loan at $0.15 per share.

On August 22, 2012, a signing bonus in the amount of 1,500,000 shares was issued to the chief executive officer in connection with his employment contract.  The shares were valued at $0.20 per share, the value at commitment date.

In December 2012, the board approved the issuance of an additional 4,000,000 shares to the Company’s chief executive officer.  The shares were valued at $0.04 per share, the value at the date of commitment.

In connection with the chief financial officer consulting agreement dated September 1, 2012, and subsequent modification, 2,000,000 shares were awarded at a price ranging from $0.06 to $0.20 per share.

The Company, during the course of the year has issued 2,150,000 shares of its common stock at prices ranging from $0.10 to $0.25 per share for legal services.

Commencing October 2012, the chief executive officer received 360,000 shares (60,000 per month) of the Company’s common stock as salary in lieu of cash.  These shares were valued between $0.04 and $0.24 per share.  His employment agreement was subsequently modified in December 2012 to begin cash compensation in addition to the 60,000 shares award per month.

During the year ended March 31, 2013, the Company issued to various consultants 30,878,983 shares of its common stock at prices ranging between $0.10 and $0.29 per share.  These shares were valued at the market price of the common stock on the date of commitment.  These consulting agreements were issued to the consultants to assist the Company in developing business strategies, assist in capital introductions and the mutually agreed upon services.  The aggregate value of the shares has been recorded as stock-based compensation.

The Company issued 5,335,000 shares of its common stock and 643,956 in cash as commissions related to the private placements.

TAURIGA SCIENCES, INC. AND SUBSIDIARY
(Formerly Immunovative, Inc. and Subsidiary)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013

In connection with the consulting agreements and the board advisory agreements, the agreements have as part of the compensation arrangements, the following clauses:  a) the consultant will be reimbursed for all reasonable out of pocket expenses, b) to the extent the consultant introduces the Company to any sources of equity or debt arrangements, the Company agrees to pay 8% to 10% in cash and 8% to 10% in common stock of the Company of all cash amounts actually received by the Company and 2% for debt arrangements, and c) the Company, in its sole discretion, may make additional cash payments and/or issue additional shares of common stock to the consultant based  upon the consultant’s performance.

Warrants for Common Stock

The following table summarizes the activity of the warrants for common stock issued in 2010 in connection with consulting agreements outstanding as at March 31, 2013:

	Number of Warrants	Exercise Price	Expiration Date

Balance March 31, 2012	394,465	$0.75	8/2014
Exercised	-

Balance March 31, 2013	394,465

The warrants were valued utilizing the following assumption employing the Black-Scholes Pricing Model:

Volatility	241.65% to 244.92%
Risk-free rate	1.34% to 0.41%
Dividend	-
Expected life of warrants	3

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

Volatility	220%
Expected dividend rate	-
Expected life of options in years	10
Risk-free rate	1.87%

A summary of option activity as of March 31, 2013, and changes during the period then ended, is presented below:

Weighted
	Weighted		Average
	Average		Remaining	Aggregate
	Exercise	Number of	Contractual	Intrinsic
Options	Price	Shares	Term	Value

Balance March 31, 2012	$0.10	10,000,000	8.92	$400,000
Options granted	-	-	-	-
Options exercised	-	-	-	-
Options cancelled/forfeited	-	-	-	-
Balance at March 31, 2013	$0.10	10,000,000	8.92	$400,000
Exercisable at March 31, 2013	$0.10	10,000,000	8.92	$400,000

TAURIGA SCIENCES, INC. AND SUBSIDIARY
(Formerly Immunovative, Inc. and Subsidiary)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Legal Matters

On January 8, 2013, the Company received from ITL, a notice by which ITL purported to terminate the License Agreement dated December 9, 2011 between the Company and ITL (the “ITL Notice”), along with alleged damages.  It is the Company’s position that ITL breached the License Agreement by delivering the ITL Notice and, that prior to the ITL Notice, the License Agreement was in full force and, on January 17, 2013 and that the Company had complied in all material respect with the License Agreement therefore the Company believes that there are no damages to ITL.  As such, on January 17, 2013, the Company filed a lawsuit against ITL, which included the request for various injunctive relief against ITL for damages stemming from this breach.  On February 19, 2013, the Company and ITL entered into a settlement agreement whereby the parties have agreed to the following: (1) the Company will submit a letter to the Court advising the Court that the parties have reached a settlement and that the Company is withdrawing its motion, (2) ITL will pay the Company $20,000, (3) ITL will issue to the Company, ITL’s share capital equivalent to 9% of the issued and outstanding shares of ITL, (4) the Company will change its name and (5) the settling parties agree that the license agreement will be terminated.

The Company incurred and paid approximately $385,000 in legal fees related to the litigation between the Company ITL. The primary attorneys for this issue were Winston and Strawn LLP.

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

In connection with the Company’s consulting contracts, the Company has commitments for monthly payments of approximately $26,000 for the ensuing twelve months

On August 22, 2012, the Company appointed a new chief executive officer and entered into an employment agreement. The contract provides for a base salary of $132,000 per year, the issuance of 1,500,000 shares of the Company’s common stock as a signing bonus and ratifies provisions of a previous consulting contract which was simultaneously cancelled which include the issuance of 5,000,000 ten year options exercisable at $0.10 per share and the issuance of 2,500,000 shares of the Company’s common stock conditional on the Company raising $7,500,000 in private placement funds.

On August 22, 2012, the new chief executive officer agreed to forego the cash compensation payable monthly and instead receive 60,000 shares of the Company’s common stock. On November 30, 2012, the chief executive officer’s employment contract was amended to reinstate the cash compensation and still continue to receive the 60,000 shares of the Company’s common stock on a monthly basis.

NOTE 9 – PROVISION FOR INCOME TAXES

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

Deferred tax assets consist of the following:

	March 31,
	2013	2012
Net operating losses	$10,300,000	$7,700,000
Valuation allowance	(10,300,000)	(7,700,000)
	$-	$-

TAURIGA SCIENCES, INC. AND SUBSIDIARY
(Formerly Immunovative, Inc. and Subsidiary)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013

At March 31, 2013, the Company had a U.S. net operating loss carryforward in the approximate amount of $30,000,000 available to offset future taxable income through 2032. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.  The Company also has a Canadian carry forward loss which approximates $500,000 and is available to offset future taxable income through 2032.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the periods ended March 31, 2013 and 2012 is summarized as follows:

	2013	2012

Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefits	3.3	3.3
Valuation allowance	30.7	30.7
	0%	0%

NOTE 10 - SUBSEQUENT EVENTS

On May 18, 2013, the Company secured $50,000 from a San Diego based institutional investor, at terms consistent with the terms of the JMJ Financial $445,000 promissory note, entered into in mid-October, 2012.

On May 23, 2013, the Company completed a $225,000 equity private placement with New York City based institutional investor Hanover Holdings I, LLC, a New York limited liability Company ("Hanover"). The note is convertible at any time, in whole or in part, at Hanover's option into shares of the Company's common stock at a fixed conversion price of $0.055 per share (subject to adjustment). The Company has agreed to file a registration statement with the U.S. Securities and Exchange Commission (“SEC”) covering the resale of the underlying shares of common stock that may be obtained by conversion of the note. Funds obtained through this financing will be used by the Company for general and administrative purposes and working capital.  The note has an eight-month term and was issued with an initial principal amount of $337,500 for a purchase price of $225,000 (a 33.33% original issue discount). Under terms of the note, the initial principal amount of $337,500 will be reduced to the purchase price of $225,000 if the Company meets all of their filing obligations. The note accrues at the rate of 12% per annum and includes customary event of default provisions.

On May 31, 2013, the Company executed a licensing agreement with GHI for the exclusive North American marketing to commercial entities of 100% tree-free, bamboo-based, biodegradable, hospital grade wipes and other related products (see Notes 1, 5 and 6).

On June 3, 2013, the Company entered into a $5,000,000 common stock purchase agreement, dated as of June 3, 2013 (the "Purchase Agreement"), with Hanover, as described in the Current Report on Form 8-K filed by the Company with the SEC on June 5, 2103 (the "EEP Transaction").  On June 5, 2013 (the "Amendment Date"), the Company and Hanover entered into Amendment No.1 to the Purchase Agreement dated June 5, 2013 ("Amendment No. 1"). Amendment No. 1 amended and restated certain provisions of the Purchase Agreement such that the Investor, after the Amendment Date, shall no longer have the right to approve or consent to any press release of the Company relating to the EEP Transaction prior to issuance, or to approve or consent to any filing with the SEC relating to the EEP Transaction prior to filing with the SEC. Rather, after the Amendment Date, Magna shall only have the right to review and provide comments to the Company on such press releases and filings with the SEC prior to their issuance or filing, and the Company must duly consult with Magna thereon and consider such comments prior to their issuance or filing.  The foregoing description of Amendment No. 1 is qualified in its entirety by reference to the provisions of Amendment No. 1 filed as exhibit 10.1 to the Form 8-K filed on June 5, 2013.

On June 12, 2013, the Company completed a $75,000 private placement for common stock with San Francisco, CA based Redwood Management, at a fixed conversion price of $0.06 per share.  There are included default provisions that could result in a lower ultimate conversion price than $0.06 per share.

On June 18, 2013, the Company entered into a Letter of Intent for a Licensing Agreement with RhamInc.  RhamInc, with its trade secret for the only known cost effective production of rhamnolipids, along with numerous worldwide patents, desires to have the Company market various medically related applications including, but not limited to, the use of rhamnolipids in biofilm for surgical instruments.  Bruce Harmon, an officer of the Company, is the CFO and a director of RhamInc (see Note 6).

TAURIGA SCIENCES, INC. AND SUBSIDIARY
(Formerly Immunovative, Inc. and Subsidiary)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013

On June 24, 2013, the Company entered into a Securities Purchase Agreement with Typenex Co-Investment, LLC (“Typenex”), for the sale of an 8% convertible note in the principal amount of $550,000 (which includes Typenex legal expenses in the amount of $7,500 and a $50,000 original issue discount) for $500,000, consisting of $100,000 paid in cash at closing and four secured promissory notes, aggregating $400,000, bearing interest at the rate of 8% per annum, the first note maturing three days after Typenex receives a letter from the Company’s transfer agent satisfactory to Typenex, in their sole discretion, and the four remaining notes each maturing sixty days following the occurrence of the maturity date (the “Investor Notes”).  The Investor Notes may be prepaid, without penalty, all or portion of the outstanding balance along with accrued but unpaid interest at any time prior to maturity.  The Company has no obligation to pay Typenex any amounts on the unfunded portion of the note.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

In February 2013, Meyler & Company, LLC merged with Cowan, Guntesky & Co., P.A. thereby changed its name to Cowan, Guntesky & Co., P.A.  The change was reported to the PCAOB as a change of name.  This is not a change of auditors for the Company.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the year ended March 31, 2013 covered by this Form 10-K.  Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Management’s Annual Report on Internal Control Over Financial Reporting

The management of the Company is responsible for the preparation of the consolidated financial statements and related financial information appearing in this Annual Report on Form 10-K. The consolidated financial statements and notes have been prepared in conformity with accounting principles generally accepted in the United States of America. The management of the Company is also responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. A company's internal control over financial reporting is defined as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

●
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the Company; and

●
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

With the participation of the Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the Company's internal control over financial reporting as of March 31, 2013 based upon the framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that, as of March 31, 2013, the Company had material weaknesses in its internal control over financial reporting and was deemed to be not effective. Specifically, management identified the following material weaknesses at March 31, 2013:

1.	Lack of oversight by independent directors in the establishment and monitoring of required internal controls and procedures;
2.	Lack of functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;
3.	Insufficient personnel resources within the accounting function to segregate the duties over financial transaction processing and reporting and to allow for proper monitoring controls over accounting;
4.	Insufficient written policies and procedures over accounting transaction processing and period end financial disclosure and reporting processes.

To remediate our internal control weaknesses, management intends to implement the following measures:

●	The Company will add sufficient number of independent directors to the board and appoint an audit committee.

●	The Company will add sufficient knowledgeable accounting personnel to properly segregate duties and to effect a timely, accurate preparation of the financial statements.

●	Upon the hiring of additional accounting personnel, the Company will develop and maintain adequate written accounting policies and procedures.

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

Changes in Internal Control over Financial Reporting

In August 2012, the Company appointed Seth M. Shaw as chief executive officer and chairman.  Mr. Shaw has more than ten years’ experience in the business and financial profession.

In September 2012, the Company appointed Bruce Harmon as chief financial officer.  Mr. Harmon has more than thirty years’ experience as a financial professional serving as chief financial officer of several publicly registered entities.

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

ITEM 9B. OTHER INFORMATION.

On July 12, 2013, David Price, Esq. resigned as Secretary for the Company.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information with respect to persons who are serving as directors and officers of the Company.  Each director holds office until the next annual meeting of shareholders or until his successor has been elected and qualified.

Name	Age	Position

Seth M. Shaw	33	Chief Executive Officer and Chairman of the Board of Directors
Bruce Harmon	54	Chief Financial Officer
Dr. Stella M. Sung	47	Chief Operating Officer and Director
Dr. David L. Wolitzky	76	Director
Michael Wolff	72	Director
Dawn Gibbons	59	Director

Biographies of Directors and Officers

Seth M. Shaw has served as our chief executive officer and chairman since August 2012.  He has extensive experience building companies and securing financing from a broad range of both domestic and international institutional investors. Over the past seven years, he has been instrumental in securing more than $60 million in capital, in aggregate, for several small-cap and micro-cap companies. Mr. Shaw started his career at American International Group (AIG) Global Investment Group, after which he gained further experience working at a prestigious Manhattan based hedge fund. In 2005, he founded Novastar Resources Ltd, a natural resources exploration company focused on the exploration and acquisition of mineral properties containing the element thorium. During this period, Mr. Shaw secured more than $17 million in financing from top tier institutional investors and helped complete the merger between Novastar Resources and Thorium Power, holding the position of Director of Strategic Planning until mid-2007. Subsequently, the company changed its name to Lightbridge Inc. and currently trades on the NASDAQ (LTBR). Following the merger, Mr. Shaw has assisted several other companies in securing value added capital from institutional investors as well as providing management consulting services. Among those, Mr. Shaw was instrumental in securing $12,000,000 for NASDAQ listed flat panel display developer Uni-Pixel Inc. (UNXL). In addition Mr. Shaw served as the founding CFO of Los Angeles based Biotech firm Physician Therapeutics LLC (“PTL”) in 2004. Subsequently PTL merged with Targeted Medical Pharma (“TMP”), which announced plans for a $118 million NASDAQ IPO in February of 2011. Mr. Shaw graduated from Cornell University in 2001, with a degree in Policy Analysis Management and a concentration in Econometrics. Mr. Shaw currently serves on the Board of Directors of the Jewish Community Center (JCC) of Dutchess County (New York) and has been active in numerous charities and not for profits, including: The Robinhood Foundation (2007-2009), The Cypress Fund for World Peace and Security (2006-2010), and Save A Child’s Heart (“SACH”).

Bruce Harmon has served as our chief financial officer since September 2012.   Mr. Harmon served as chief financial officer and director of Alternative Construction Technologies, Inc. (ACCY), a construction material manufacturing company located in Melbourne, Florida, from 2005 to 2008, chief financial officer and director of Accelerated Building Concepts Corporation (ABCC), a construction company located in Orlando, Florida, from 2006 to 2008, as chief financial officer and director of Organa Technologies Group, Inc. (OGTG), a technology company located in Melbourne, Florida, from 2006 to 2008, as interim chief financial officer and director of Winwheel Bullion, Inc. (WWBU), a public shell, located in Newport Beach, California, from 2009 to 2011, and from 2011 to 2012, as chief financial officer, director and interim chief executive officer of Omni Ventures, Inc. (OMVE), a Kansas City, Kansas based apparel company.  He currently owns Lakeport Business Services, Inc. and through consulting agreements, serves as chief financial officer and chairman of the board of eLayaway, Inc. (ELAY), a Tallahassee, Florida based online payment processor specializing in layaway and as chief financial officer and chairman of Green Innovations Ltd. (GNIN), a Cape Coral, Florida based paper company which specializes in 100% tree-free, bamboo-based products.  Mr. Harmon holds a B.S. degree in Accounting from Missouri State University.

Dr. Stella M. Sung has served as our chief operating officer (appointed April 2013), a director (appointed April 2013), and as a member of our Medical Advisory Board (March 2013).  Dr. Sung brings almost 20 years of leadership experience in the healthcare sector as both a senior operating executive and an early stage life science venture capitalist. Dr. Sung is currently Business Development Officer of Avita Medical, a public regenerative medicine company, and Managing Director of Pearl Street Venture Fund, a life science venture fund. She previously held the position of Chief Business Officer of Cylene Pharmaceuticals, a venture-backed oncology company. Dr. Sung has served as a Managing Director or General Partner for several life science venture firms, including Coastview Capital (founded by former Amgen CEO Gordon Binder) and Oxford Bioscience Partners. She has led venture rounds of financing for seven transactions, co-founded two biotechnology companies, served on 7 Boards of Directors and served as Chairman of the Board for four biotechnology companies. Previously, she focused on life science and health care investments at Advent International, a global private equity firm that has raised over $6 billion in cumulative capital to date. Dr. Sung received her B.S. in chemistry from The Ohio State University and her Ph.D. in chemistry from Harvard University, where she was a National Science Foundation Pre-Doctoral Fellow. She earned her Harvard Ph.D. under the guidance of Professor Dudley Herschbach, the 1986 Nobel Laureate in Chemistry. (http://www.psvf.com/stella-m-sung.asp)

Melissa Jane Kronfeld has served as our vice president of strategic development since October 2012.  A native and resident of New York City, Melissa Jane Kronfeld has a Bachelor degree in International Relations from George Washington University and Master degree in Global Affairs from New York University and Rutgers University. Melissa is currently completing a Doctorate of Philosophy in Global Affairs at Rutgers University where she focuses on issues of national security. In this capacity, Melissa was chosen as the 2012 Richard A. Clarke National Security and Counter-Terrorism scholar. A journalist and consultant since 2002, Melissa’s clients have included politicians and government officials, notable philanthropists, media personalities, industry leaders, academics and other luminaries, both in the United States and Israel. Melissa has been featured in the Politico, the New York Post, Government Security News, Fox News, Fox Business Channel, Fox 5 News in New York, the Daily Caller, the Jerusalem Post, and the Journal on Terrorism and Security Analysis. Melissa currently serves as the Vice President of the Young Leadership Group’s Executive Committee at Save A Child’s Heart (SACH) – a medical organization based in Israel that seeks to provide life-saving treatment for children with rheumatic and congenial heart conditions. Her work with SACH led to Melissa being chosen by the Jewish Week as one of their “36 Under 36″ for 2013.

Dr. David L. Wolitzky has served as our director since March 2013.  Dr. Wolitzky received his BA from The City College of New York (1957) and his Ph.D. in Clinical Psychology from the University of Rochester (1961). He is also a graduate of the New York Psychoanalytic Institute (1972). Since 1974 Dr. Wolitzky has been a tenured faculty member in the Department of Psychology, New York University. His many years there of teaching, research, supervisory, and administrative experience included serving as the Director of the Clinical Psychology Ph.D. Program, the N.Y.U Psychology Clinic, and as a Co-Director of the N.Y.U. Postdoctoral Program in Psychotherapy and Psychoanalysis and as a supervisor of candidates in training. His other professional activities include publication of numerous articles and book chapters, edited books, forensic evaluation in child custody cases, psychological assessments of individuals being considered for high-level executive positions in industry, extensive experience as a book editor, and the practice of psychotherapy. He also has served on the New State Board of Psychology, Office of Professional Discipline.

Dawn Gibbons has served as our director since March 2013.  Ms. Gibbons is an entrepreneur having owned and operated several very successful businesses in downtown Reno, Nevada. In addition to her businesses, Ms. Gibbons has served on many prominent boards including the Desert Research Institute, Reno Tahoe Airport Authority, Washoe County Visitors and Convention Authority and Sierra Bank of Nevada.  Ms. Gibbons served for six years in the Nevada Legislature as an assemblywoman and served for one term as the First Lady of Nevada. The Nevada Police Protection Association named her Assemblywoman of the Year in 2003. Twice, Ms. Gibbons changed the Nevada constitution through an initiative petition with overwhelming voter approval. These were called the Gibbons Tax Restraint Initiative and the Education First Initiative.  Ms. Gibbons has fought for many important causes including autism, domestic violence, human trafficking, addiction and myriad other issues facing people in the state of Nevada. She recently completed terms as Chairwoman of the American Heart Association and the Circle of Red. She is a founder and Chair of the Nevada Organ and Tissue Donor Program at the University of Nevada Medical School and devotes herself to Children’s Advocacy Alliance and the Grant a Gift Autism Foundation among her other charitable and community focused activities and interests.  Ms. Gibbons is a graduate of the University of Nevada Reno. She was named Business and Professional Woman of the Year, Who’s Who in Business, Who’s Who in Politics, the Attorney General’s Role Model of the Year, Nevada Women’s Lobby Hall of Fame, Las Vegas Women to Watch (VEGAS INC. Magazine) and Distinguished Women and Men in Nevada (Distinguished Publishing). She has hosted her own talk radio show with Fox News 1270. Dawn is currently Director of Community and Public Relations with KSNV TV NEWS 3, KRNV TV NEWS 4, and KENV TV NEWS 10 all of which comprise Intermountain West Broadcasting. She is responsible for government relations, lobbying, advocacy strategies, community outreach and media relations. She and station owner, Jim Rogers, do a twice weekly news segment called “Dawn and Jim” which is a discussion about political issues of the day.

Michael Wolff has served as our independent director since May 2013.  Michael Wolff is a Principal in Marketing, bringing an extensive background in management consulting, organizational effectiveness, personal development, motivation and creativity. Currently Mr. Wolff is a partner at New York based Eisner Amper, one of the largest accounting firms in the nation with nearly 1,300 employees, including 180 partners. The firm is PCAOB-registered and provides public companies with audit, tax, internal audit, pension audit, executive compensation review and a variety of other services.  Michael spent five years as President of InteleTravel International, an organization he co-founded, where he capitalized on his knowledge of travel industry management and organizational effectiveness to create a revolutionary travel agency concept providing a totally new distribution channel for travel. Previously, he was President of Productivity and Profit Improvement Associates, an international organization of training and performance management consultants. He has been a Partner and Associate National Director of Client Services for Touche Ross & Co., and Retail Industry Manager and Sales and Marketing Manager for Control Data Corporation, holding a similar position with the IBM Service Bureau Company.  Michael has been a consultant to many companies where he guided management teams with the development of their business and marketing plans, identified weaknesses in organizational structures and provided recommendations to strengthen their infrastructures. As a proven leader and positive role model, he has designed and implemented many of the soft skill training and development programs within EisnerAmper University as well as customizing them for clients.  Michael received his B.A. from New York University and has completed advanced programs in organization effectiveness at Harvard University. He serves on the International Business Development Committee of PKF International.

There are no family relationships among any of our directors and executive officers.

Our directors are elected at the annual meeting of the shareholders, with vacancies filled by the Board of Directors, and serve until their successors are elected and qualified, or their earlier resignation or removal. Officers are appointed by the board of directors and serve at the discretion of the board of directors or until their earlier resignation or removal.  Any action required can be taken at any annual or special meeting of stockholders of the corporation which may be taken without a meeting, without prior notice and without a vote, if consent of consents in writing setting forth the action so taken, shall be signed by the holders of the outstanding stock having not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting at which all shares entitled to vote thereon were present and voted and shall be delivered to the corporation by delivery to its registered office, its principle place of business, or an officer or agent of the corporation having custody of the book in which the proceedings of meetings are recorded.

Indemnification of Directors and Officers

Florida Corporation Law allows for the indemnification of officers, directors, and any corporate agents in terms sufficiently broad to indemnify such persons under certain circumstances for liabilities, including reimbursement for expenses, incurred arising under the 1933 Act. The Bylaws of the Company provide that the Company will indemnify its directors and officers to the fullest extent authorized or permitted by law and such right to indemnification will continue as to a person who has ceased to be a director or officer of the Company and will inure to the benefit of his or her heirs, executors and Consultants; provided, however, that, except for proceedings to enforce rights to indemnification, the Company will not be obligated to indemnify any director or officer in connection with a proceeding (or part thereof) initiated by such person unless such proceeding (or part thereof) was authorized by the Board of Directors. The right to indemnification conferred will include the right to be paid by the Company the expenses (including attorney’s fees) incurred in defending any such proceeding in advance of its final disposition.

The Company may, to the extent authorized from time to time by the Board of Directors, provide rights to indemnification and to the advancement of expenses to employees and agents of the Company similar to those conferred to directors and officers of the Company. The rights to indemnification and to the advancement of expenses are subject to the requirements of the 1940 Act to the extent applicable.

Furthermore, the Company may maintain insurance, at its expense, to protect itself and any director, officer, employee or agent of the Company or another company against any expense, liability or loss, whether or not the Company would have the power to indemnify such person against such expense, liability or loss under the Florida General Corporation Law.

Director Compensation

During the fiscal years ended March 31, 2013 and 2012, our independent directors did not receive any compensation from us for their services.  Directors that were employees were not paid any fees for their role as director.

Directors’ and Officers’ Liability Insurance

Green Innovations has directors’ and officers’ liability insurance insuring our directors and officers against liability for acts or omissions in their capacities as directors or officers.

Code of Ethics

We intend to adopt a code of ethics that applies to our officers, directors and employees, including our principal executive officer and principal accounting officer, but have not done so to date due to our relatively small size. We intend to adopt a written code of ethics in the near future.

Board Committees

The Company does not have any committees.

We expect our board of directors, in the future, to appoint a nominating committee and any other applicable committee, as applicable, and to adopt charters relative to each such committee. We intend to appoint such persons to committees of the board of directors as are expected to be required to meet the corporate governance requirements imposed by a national securities exchange, although we are not required to comply with such requirements until we elect to seek a listing on a national securities exchange.

Advisory Board

Business Advisory Board

The Company established its Business Advisory Board in 2013.  Currently, the Business Advisory Board has three members.

Bruno Vanderschelden has served as a business advisory board member since April 2012.  Mr. Vanderschelden has over 15 years of experience in the various fields of asset management and operations in a multi-cultural and multi-lingual environment with longstanding relationships with key industry decision makers, venture investors, and thought leaders, with access to a broad and powerful network of influencers. He has also served as an independent director of various Management Companies, has been instrumental in developing and implementing strategic plans and has implemented risk management and corporate governance programs for public companies. Mr. Vanderschelden has a Master’s Degree in Business Administration from ICHEC Brussels, Belgium and in European Studies from Université Catholique de Louvain Louvain-la-Neuve, Belgium.

Christian Bailey has served on our Business Advisory Board since May 2013.  Christian Bailey is the Founder and CEO of Curated Innovation, which partners with impact investors to directly fund technology challenges that would make a huge impact on a health issue they care passionately about (www.curatedinnovation.org). Previously, he invested in spinouts from MIT and Harvard through incTANK Ventures, a vehicle for its partners' own funds which was the seed investor in Agamatrix, Agrivida, and Ligon Discovery. Mr. Bailey also served as interim CEO at Ligon Discovery, during which time he led strategic deals with Bayer and Bristol-Myers Squibb. Before that, he founded and led two technology companies: Lincoln Group, acquired by GPI; and Akaru, one of the first Software as a Service companies, acquired by NewChannel. Mr. Bailey holds a BA and MA in Economics and Management from the University of Oxford. He completed studies in molecular biology and materials science as a Fellow at the Massachusetts Institute of Technology (MIT).

Medical Advisory Board

The Company established its Medical Advisory Board in 2013.  Currently, the Medical Advisory Board has two members.

Dr. Stella M. Sung has served on our Medical Advisory Board since March 2013.  See bios for officers and directors.

Dr. Lawrence A. May has served on our Medical Advisory Board since April 2013.  Dr. May is a board certified internist with broad experience in clinical medicine, academics, media and business. Following residency he joined the faculty of the UCLA medical school where he directed the health services research center at the Wadsworth, VA hospital and served as a founder and co-director of the center for health enhancement education and research {CHEER} at UCLA. He continued on the clinical faculty after entering private practice, Dr. May has written many books and articles including a widely used textbook entitled Primary Care Medicine. Dr. May became an important formulator of nutritional products and served as executive vice president for medical and scientific affairs for Herbalife international. He has appeared in the media, lectured internationally, and consulted to industry and medical institutions, as well as serving on their boards. He was a founder of physicians therapeutics and helped develop the parent Targeted Medical Pharma. He is an advisor to Stock News Now SNN, writes for microcap review and evaluates biopharmaceutical companies as an investor.  Dr. May received his undergraduate degree magna cum laude in economics from Harvard University (1970) where he was elected to phi beta kappa. His medical degree was also earned at Harvard Medical School (1974) and residency in internal medicine was served at Massachusetts General Hospital.

Dr. Steven Victor MD has served on our Medical Advisory Board since May 2013. Dr. Victor earned his undergraduate degree from New York University ("NYU"), and his MD from the prestigious New York University Medical College. In subsequent years he has extended his affiliation with this learning institution through teaching appointments and continued support. In addition, teaching appointments to Beth Israel Medical Center ("Beth Israel") and Lenox Hill Hospital ("Lenox Hill") have significantly added to his experience as a teacher and a doctor. Running a post-graduate course in Cosmetic Dermatology from 1992 to 1998, he helped make that division of dermatology different from medical dermatology.  Other rewarding positions include his appointments as the consulting dermatologist for Elizabeth Arden, Clarins, Pierre Cardin, as well as Angio Medical Corporation, Medicis Pharmaceuticals, and the Orentreich Foundation for the Advancement of Science. In addition Dr. Victor has had the opportunity to give numerous newspaper, magazine and television interviews, and is honored to have been named one of New York Magazine's "Best Doctors in New York," Woodward and White's "Best Doctors in America," and Town & Country's "Best Cosmetic Surgeons." He has pioneered, perfected and delivered some of the most ground breaking and highly effective skin rejuvenation treatments that exist today. Beginning in 1982, he helped develop the first true cosmeceutical. In 1988, he introduced the first professional peeling formula to the aesthetician and plastic surgery worlds. In 2001, he formulated a full line of cosmeceutical treatments. Other highlights have included bringing Botox to Paris, and Restylane from Europe to the United States. In 1992 he was featured by the New York Times for bringing Mesotherapy to the United States.  In 2002, his first book, "Ageless Beauty, A Dermatologist's Secrets to Looking Younger Without Surgery" was published. Today his practice continues to grow with both new patients and long-term patients for more than 30 years, many of them in the worlds of modeling, show business and society. These include a number of celebrities and household names.  http://www.victordermatologyandrejuvenation.com

ITEM 11. EXECUTIVE COMPENSATION.

The table below sets forth, for our last two fiscal years, the compensation earned by Seth M. Shaw, our chief executive officer, Bruce Harmon, our chief financial officer and Dr. Stella M. Sung, our chief operating officer.

Name and Principal Position	Year	Salary	Deferred Compensation	Bonus	Stock Awards	Option/ Warrant Awards	All Other Compensation	Total

Seth M. Shaw (1)	2013	$73,000	$-	$-	$1,382,400	$-	$30,000	$1,485,400
Chief Executive Officer	2012	$-	$-	$-	$-	$-	$-	$-
	2011	$-	$-	$-	$-	$-	$-	$-

Bruce Harmon (2)	2013	$21,650	$-	$-	$246,500	$-	$-	$268,150
Chief Financial Officer	2012	$-	$-	$-	$-	$-	$-	$-
	2011	$-	$-	$-	$-	$-	$-	$-

Dr. Stella M. Sung (3)	2013	$-	$-	$-	$100,000	$-	$-	$100,000
Chief Operating Officer	2012	$-	$-	$-	$-	$-	$-	$-
	2011	$-	$-	$-	$-	$-	$-	$-

Compensation of Directors

The general policy of the Board of Directors is that compensation for independent Directors should be a nominal cash fee plus equity-based compensation.  We do not pay employee Directors for Board service in addition to their regular employee compensation.  The Board of Directors have the primary responsibility for considering and determining the amount of Director compensation.

The following table shows amounts earned by each Director in the fiscal year ended March 31, 2013.

Change in
Pension
Value and
				Non-Equity	Nonqualified
	Fees Earned			Incentive	Deferred
	or Paid in	Stock	Warrant	Plan	Compensation	All Other
Director	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total

Dr. David L. Wolitzky	$-	$114,750	$-	$-	$-	$-	$114,750
Dawn Gibbons	$-	$180,000	$-	$-	$-	$-	$180,000
Michael Wolff	$-	$-	$-	$-	$-	$-	$-

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of March 31, 2013 regarding the beneficial ownership of our common stock, taking into account the consummation of the Merger, by (i) each person or entity who, to our knowledge, beneficially owns more than 5% of our common stock; (ii) each executive officer and named officer; (iii) each director; and (iv) all of our officers and directors as a group. Unless otherwise indicated in the footnotes to the following table, each of the stockholders named in the table has sole voting and investment power with respect to the shares of our common stock beneficially owned. Except as otherwise indicated, the address of each of the stockholders listed below is: c/o 39 Old Ridgebury Road, Danbury, Connecticut 06180.

	Number of
	Shares	Percentage
Name of Beneficial Owner	Owned (1)	Owned (1)

Seth M. Shaw (2)	10,860,000	4.8%
Bruce Harmon (3)	2,000,000	0.9%
Dr. Stella M. Sung (2)	1,250,000	0.6%
Dawn Gibbons (4)	2,000,000	0.9%
Dr. David L. Wolitzky (4)	1,275,000	0.6%
Michael Wolff (4)	-	0.0%

All officers and directors as a group (6 persons)	17,385,000	7.7%

(1)
Applicable percentage of ownership is based on 226,449,077 total shares comprised of our common stock as of March 31, 2013. Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission and means voting or investment power with respect to securities. Shares of our common stock issuable upon the exercise of stock options exercisable currently or within 60 days of March 31, 2013 are deemed outstanding and to be beneficially owned by the person holding such option for purposes of computing such person’s percentage ownership, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Shares of our preferred stock are deemed outstanding and to be beneficially owned by the person holding such shares for purposes of computing such person’s percentage ownership.

(2)	Officer and director.

(3)	Officer.

(4)	Director.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

None

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table sets forth the fees billed by our principal independent accountants, Cowan, Gunteski & Co., P.A. for 2013 and Meyler & Company, LLC for 2012, for the categories of services indicated.   In 2013, Meyler & Company, LLC merged with Cowan, Gunteski & Co., P.A.

	Years Ended March 31,
Category	2013	2012
Audit Fees
Meyler & Company	$75,000	$85,000
Cowan, Gunteski & Co., P.A.	27,500	-
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$102,500	$85,000

Audit fees. Consists of fees billed for the audit of our annual financial statements and review of our interim financial information and services that are normally provided by the accountant in connection with year-end and quarter-end statutory and regulatory filings or engagements.

Audit-related fees. Consists of fees billed for services relating to review of other regulatory filings including registration statements, periodic reports and audit related consulting.

Tax fees. Consists of professional services rendered by our principal accountant for tax compliance, tax advice and tax planning.

Other fees. Other services provided by our accountants.

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibits

See the Exhibit Index following the signature page of this Registration Statement, which Exhibit Index is incorporated herein by reference.

Number	Description

31.1
Certification of Chief Executive Officer of Tauriga Sciences, Inc. Required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Accounting Officer of Tauriga Sciences, Inc. Required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer of Tauriga Sciences, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63

32.2	Certification of Principal Accounting Officer of Tauriga Sciences, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Financial Statement Schedules

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Seth M. Shaw	July 12, 2013
Seth M. Shaw, Principal Executive Officer	Date

/s/ Bruce Harmon	July 12, 2013
Bruce Harmon, Principal Accounting Officer	Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Seth M. Shaw	July 12, 2013
Seth M. Shaw, Director	Date

/s/ Dr. Stella M. Sung	July 12, 2013
Dr. Stella M. Sung, Director	Date

/s/ Dawn Gibbons	July 12, 2013
Dawn Gibbons, Director	Date

/s/ Dr. David L. Wolitzky	July 12, 2013
Dr. David L. Wolitzky, Director	Date

/s/ Michael Wolff	July 12, 2013
Michael Wolff, Director	Date