Form 10-Q
period 2013-06-30
TAURIGA SCIENCES, INC.
filed 2013-08-19
CIK 1142790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 000-53723

TAURIGA SCIENCES, INC.
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

Large Accelerated Filer     ☐     Accelerated Filer     ☐     Non-Accelerated Filer     ☐     Smaller Reporting Company     ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☑

As of July 31, 2013 the registrant had 277,064,604 shares of its Common Stock, $0.00001 par value, outstanding.

PART I. FINANCIAL STATEMENTS		Pages

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS:	3

	Consolidated Balance Sheets as of June 30, 2013 (unaudited) and March 31, 2013	3

	Consolidated Statements of Operations and Comprehensive Loss for the three months ended June 30, 2013 and 2012, and for the period December 12, 2011 (inception of development) to June 30, 2013 (unaudited)	4

	Consolidated Statements of Cash Flows for the three months ended June 30, 2013 and 2012, and for the period December 12, 2011 (inception of development) to June 30, 2013 (unaudited)	5

	Consolidated Statement of Stockholders’ Equity (Deficit) for the period December 12, 2011 (inception of development) to June 30, 2013 (unaudited)	7

	Notes to Consolidated Financial Statements (unaudited)	9

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	17

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK	19

Item 4.	CONTROLS AND PROCEDURES	19

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS	21

Item 1A.	RISK FACTORS	21

Item 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS	21

Item 3.	DEFAULTS UPON SENIOR SECURITIES	25

Item 4.	MINE SAFETY DISCLOSURES	25

Item 5.	OTHER INFORMATION	25

Item 6.	EXHIBITS	25

ITEM 1     FINANCIAL STATEMENTS

TAURIGA SCIENCES, INC. AND SUBSIDIARY
(Formerly Immunovative, Inc. and Subsidiary)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2013	2013
	(unaudited)
ASSETS
Current assets:
Cash	$91,277	$143,034
Other receivables	16,697	7,906
Prepaid expenses	11,792	19,534
Total current assets	119,766	170,474

Equipment, net of depreciation	28,815	28,382

License Agreement, net of amortization	126,604	-
Total other assets	-	-

Total assets	$275,185	$198,856

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Notes payable	$361,425	$225,000
Convertible notes, net of discounts	373,849	106,425
Accounts payable	279,874	277,053
Accrued interest	13,623	8,004
Accrued expenses	148,726	148,348
Accrued professional fees	417,360	418,668
Total current liabilities	1,594,857	1,183,498

Stockholders' deficit
Common stock, par value $0.00001; 1,000,000,000 shares
authorized, 259,461,968 and 226,449,077 issued and
outstanding at June 30, 2013 and March 31, 2013	2,594	2,264
Additional paid-in capital	33,111,580	31,000,267
Accumulated deficit from prior operations	(16,244,237)	(16,244,237)
Accumulated deficit during development stage	(18,192,788)	(15,741,675)
Accumulated other comprehensive loss	3,179	(1,261)
Total stockholders' deficit	(1,319,672)	(984,642)

Total liabilties and stockholders' deficit	$275,185	$198,856

See accompanying notes to unaudited consolidated financial statements.

TAURIGA SCIENCES, INC. AND SUBSIDIARY
(Formerly Immunovative, Inc. and Subsidiary)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
 (unaudited)
			Period from
			December 12,
			2011
			(Inception of
	For the Three Months Ended		Development)
	June 30,		to June 30,
	2013	2012	2013

Operating expenses
General and administrative	$2,043,713	$623,601	$14,185,361
Impairment of advances to Immunovative
Therapies, Ltd. for future stock ownership	-	243,050	3,533,214
Depreciation and amortization expense	4,343	3,280	50,930
Total operating expenses	2,048,056	869,931	17,769,505

Loss from operations	(2,048,056)	(869,931)	(17,769,505)

Other income (expense)
Interest expense	(5,615)	(2,502)	(22,025)
Loss on extinguishment of debt	(321,000)	-	(321,000)
Gain on settlement of law suit	-	-	20,000
Amortization of debt discount	(76,442)	-	(100,258)

Total other income (expense)	(403,057)	(2,502)	(423,283)

Net loss	(2,451,113)	(872,433)	(18,192,788)

Other comprehensive income
Translation adjustment	4,440	(920)	3,179

Comprehensive loss	$(2,446,673)	$(873,353)	$(18,189,609)

Net loss per share (basic and diluted)	$(0.01)	$(0.01)

Weighted average common shares outstanding
Basic and diluted	239,674,781	122,304,734

See accompanying notes to unaudited consolidated financial statements.

TAURIGA SCIENCES, INC. AND SUBSDIARY
(Formerly Immunovative, Inc. and Subsidiary)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (unaudited)
			Period from
			December 12, 2011
			(Inception of
	For the Three Months Ended		Development)
	June 30,		to June 30,
	2013	2012	2013

Cash flows from operating activities
Net loss	$(2,451,113)	$(872,433)	$(18,192,788)
Adjustments to reconcile net loss to cash provided
by (used in) operating activities:
Stock-based compensation	1,391,112	304,969	9,718,012
Shares issued in Settlement Agreement	-	-	153,000
Impairment of advances to Immunovative
Therapies, LTD, for future stock ownership	-	-	3,533,214
Amortization of debt discounts to interest expense	6,009	-	100,258
Depreciation and amortization	4,343	3,280	50,931
Loss on extinguishment of debt	321,000	-	321,000
Decrease (increase) in assets
Other receivables	(8,791)	-	(16,697)
Prepaid expenses	7,742	-	4,966
Increase (decrease) in liabilities
Accounts payable	2,821	52,506	150,363
Accrued interest	5,615	2,502	(6,533)
Accrued expenses	378	26,088	91,266
Accrued professional fees	(1,308)	(52,552)	86,958
Related party payables	-	(2,500)	(96,884)
Cash used in operating activities	(722,192)	(538,140)	(4,102,934)

Cash flows from investing activities
Purchase of equipment	(2,630)	-	(26,450)
Purchase of intangible asset - domain name	-	(7,893)	(7,893)
Purchase of intangible asset - licensing fee	(128,750)	-	(128,750)
Purchase of marketable securities	-	(300,000)	-
Advances to Immunovative Therapies LTD, for			-
future stock ownership	-	-	(3,533,214)
Cash used in investing activities	(131,380)	(307,893)	(3,696,307)

Cash flows from financing activities
Proceeds from notes payable	-	-	361,425
Repayment of note payable to former chief
executive officer	-	(10,000)	(125,503)
Sale of common stock	119,200	926,876	7,380,677
Proceeds from convertible debentures	678,175	-	716,750
Commissions paid on sale of common stock	-	(120,000)	(643,956)
Cash provided by financing activities	797,375	796,876	7,689,393

Foreign currency translation effect	4,440	(920)	31,582
Net increase / (decrease) in cash	(51,757)	(50,077)	(78,266)

Cash, beginning of period	143,034	619,624	169,543
Cash, end of period	$91,277	$569,547	$91,277

See accompanying notes to unaudited consolidated financial statements.

TAURIGA SCIENCES, INC. AND SUBSDIARY
(Formerly Immunovative, Inc. and Subsidiary)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (unaudited)

			Period from
			December 12, 2011
			(Inception of
	For the Three Months Ended		Development)
	June 30,		to June 30,
	2013	2012	2013

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Interest and Taxes Paid	$-	$-	$-

NON CASH ITEMS
Conversion of accounts payable to common
stock	$-	$-	$(95,559)
Conversion of note payable to common stock	$(175,000)	$(179,572)	$(354,572)
Issuance of common stock to settle commissions
on private placement offering	$-	$-	$(689,000)
Conversion of accrued interest on Caete Invest
& Trade, S.A. to common stock	$-	$(46,247)	$(46,247)
Purchase of intangible asset - domain name with
common stock	$-	$(25,000)	$(25,000)
Issuance of common stock	$99	$29	$197
Additional paid in capital	$174,901	$250,790	$1,210,181
Beneficial conversion features	$(105,331)	$-	$(212,940)
Additional paid in capital	$105,331	$-	$212,940

See accompanying notes to unaudited consolidated financial statements.

TAURIGA SCIENCES, INC. AND SUBSIDIARY
(Formerly Immunovative, Inc. and Subsidiary)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
For the period from inception December 12, 2011 to June 30, 2013
 (unaudited)

Deficit
			Deficit	accumulated	Accumulated
		Additional	accumulated	during the	other	Total
Number of		paid-in	from prior	development	comprehensive	stockholders'
shares	Amount	capital	operations	stage	income (loss)	deficit

Balance at December 11, 2012 (Inception)	82,924,466	$829	$15,602,529	$(14,593,526)		$(31,157)	$978,675
Sale of common stock under private placement agreements at $0.05 per share	6,624,332	66	331,150				331,216
Issuance of shares under consulting agreements between $0/10 and $0.14 per share	14,845,000	148	2,008,152				2,008,300
Issuance of shares in connection with settlement agreements at $0.14 per share	1,565,000	16	199,484				199,500
Vesting of stock-based compensation			137,247				137,247
Conversion of accrued expenses to common stock	709,090	7	77,993				78,000
Conversion of convertible debts to common stock	10,000,000	100	1,013,950				1,014,050
Issuance of stock options			1,400,000				1,400,000
Net loss for the period April 1, 2011 to December 11, 2011				(1,650,711)			(1,650,711)
Net loss for the period December 12, 2011 (inception of developement to March 31, 2012					$(4,595,168)		(4,595,168)
Translation adjustment						28,914	28,914

Balance March 31,2013	116,667,888	$1,166	$20,770,505	$(16,244,237)	$(4,595,168)	$(2,243)	$(69,977)
Sale of common stock under private placement
agreements at $0.10 to $0.15 per share	48,844,286	489	5,190,633				5,191,122
Amendment to former chief executive officer's
employment agreement at $0.10 per share	2,500,000	25	249,975				250,000
Issuance of shares under consulting contract for
strategic planning officer at $0.10 per share	2,500,000	25	249,975				250,000
Issuance of shares to purchase domain name at
$0.125 per share	200,000	2	24,998				25,000
Issuance of shares under consulting contracts
at $0.10 to $0.29 per share	30,878,983	308	4,505,881				4,506,189
Issuance of shares to convert Caete Invest &
Trade, S.A. debt under conversion agreement	2,720,000	27	225,792				225,819
Conversion of accounts payable at $0.10 per
share	1,592,920	16	95,559				95,575
Stock issued for commissions under private
placement agreements	5,335,000	53	688,947				689,000
Commission expense paid with stock issuances
under private placements			(689,000)				(689,000)
Commission paid under private placement
agreements in cash			(643,956)				(643,956)
Issuance of shares to CEO under employment
contract for achieving capital raise goal of
$7,500,000 at $0.25 per share	2,500,000	25	624,975				625,000
Issuance of shares to former CEO under employ-
ment contract for achieving capital raise
goal of $7,500,000 at $0.25 per share	2,500,000	25	624,975				625,000
Issuance of shares to CEO in lieu of salary at a
price of $0.04 to $0.24 per share	360,000	4	47,396				47,400
Issuance of shares to JMJ Financial to obtain
loan at $0.15 per share	200,000	2	29,998				30,000
Beneficial conversion feature related to JMJ
Financial			92,391				92,391
Issuance of shares to CEO as signing bonus
under employment contract at $0.20 per share	1,500,000	15	299,985				300,000
Issuance of shares to CEO as additional
compensation at $0.04 per share	4,000,000	40	159,960				160,000
Issuance of shares to CFO under consulting
agreement at $0.06 to $0.20 per share	2,000,000	20	246,480				246,500
Issuance of shares to company attorneys for
services rendered at $0.10 to $0.25 per share	2,150,000	22	287,478				287,500
Consulting contract vesting amortization
adjustment			(2,082,680)				(2,082,680)
Translation adjustment						982	982
Net loss for the year ended March 31, 2013					(11,146,507)		(11,146,507)

Balance at March 31, 2013	226,449,077	$2,264	$31,000,267	$(16,244,237)	$(15,741,675)	$(1,261)	$(984,642)

See accompanying notes to unaudited consolidated financial statements.

TAURIGA SCIENCES, INC. AND SUBSIDIARY
(Formerly Immunovative, Inc. and Subsidiary)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
For the period from inception December 12, 2011 to June 30, 2013
 (unaudited)

					Deficit
				Deficit	accumulated	Accumulated
			Additional	accumulated	during the	other	Total
	Number of		paid-in	from prior	development	comprehensive	stockholders'
	shares	Amount	capital	operations	stage	income (loss)	deficit

Issuance of shares to chief financial officer
at $0.07 per share	100,000	$1	$5,499	$-	$-	$-	$5,500
Issuance of shares for cash at $0.06 per share	1,986,667	20	119,180				119,200
Issuance of shares to chief executive officer
at $0.07 to $0.08 per share	5,180,000	52	413,148				413,200
Issuance of shares to chief operating officer
at $0.07 to $0.09 per share	3,750,000	38	312,462				312,500
Issuance of shares to convert convertible debt
at $0.04 to $0.09 per share	9,900,000	99	485,901				486,000
Issuance of shares to consultants at $0.04 to
$0.09 per share	12,096,224	120	694,510				694,630
Beneficial conversion feature of convertible
notes			175,764				175,764
Stock-based compensation vesting			(95,151)				(95,195)
Net loss for the three months ended
June 30, 2013					(2,451,113)		(2,451,113)
Translation adjustment						4,440	4,440

Balance at June 30, 2013	259,461,968	$2,594	$33,111,580	$(16,244,237)	$(18,192,788)	$3,179	$(1,319,672)

See accompanying notes to unaudited consolidated financial statements.

TAURIGA SCIENCES, INC. AND SUBSIDIARY
(Formerly Immunovative, Inc. and Subsidiary)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(unaudited)

NOTE 1 – NATURE OF BUSINESS AND GOING CONCERN

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

On May 31, 2013, the Company signed a Licensing Agreement with Green Hygienics, Inc. (“GHI”) to enable the Company on an exclusive basis for North America, to market and sell 100% tree-free, bamboo-based, biodegradable, hospital grade wipes, as well as other similar products. The Company paid $250,000 for the licensing rights and has issuable 4,347,826 shares of common stock of the Company to GHI whereas GHI’s parent company, Green Innovations Ltd. (“GNIN”) has issuable the Company 625,000 shares of common stock of GNIN. See Notes 4, 5, 7, 8 and 9.

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

These unaudited consolidated financial statements should be read in conjunction with our 2013 annual financial statements included in our Form 10-K, filed with the U.S. Securities and Exchange Commission (“SEC”) on June 12, 2013.

TAURIGA SCIENCES, INC. AND SUBSIDIARY
(Formerly Immunovative, Inc. and Subsidiary)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(unaudited)

Going Concern

As indicated in the accompanying consolidated financial statements, the Company has incurred net operating losses of $2,451,113 for the three months ended June 30, 2013. Since inception of development stage, the Company has incurred net losses of $18,192,788. Management’s plans include the raising of capital through equity markets to fund future operations and cultivating new license agreements or acquiring ownership in medical companies. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses, acquire new license agreement or ownership interests in medical companies and generate adequate revenues, there can be no assurances that the revenues will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. However, the accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Intangible Asset

Intangible asset, consisting of a licensing fee, is stated at cost and has been determined to have a five year life based on the terms of the licensing agreement.

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
June 30, 2013
(unaudited)

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

The Company accounts for stock-based compensation awards to non-employees in accordance with ASC 505-50, Equity-Based Payments to Non-Employees. Under ASC 505-50, the Company determines the fair value of the warrants or stock-based compensation awards granted as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Any stock options or warrants issued to non-employees are recorded in expense and an offset to additional paid-in capital in shareholders’ equity/(deficit) over the applicable service periods through the vesting dates based on the fair value of the options or warrants at the end of each period.

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

Impairment of Long-Lived Assets

Long-lived assets, primarily fixed assets and intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. The Company will perform a periodic assessment of assets for impairment in the absence of such information or indicators. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, the Company would recognize an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and estimated fair value.

Research and Development

The Company expenses research and development costs as incurred.

TAURIGA SCIENCES, INC. AND SUBSIDIARY
(Formerly Immunovative, Inc. and Subsidiary)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(unaudited)

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2013. The respective carrying value of certain financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash, accounts payable, accrued expenses and due to related parties.

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

As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by ASC 740 and concluded that the tax position of the Company does meet the more-likely-than-not threshold as of June 30, 2013.

Recent Accounting Pronouncements

Management does not believe any other recently issued but not yet effective accounting pronouncements, if adopted, would have an effect on the accompanying consolidated financial statements.

NOTE 3 – EQUIPMENT

The Company’s equipment is as follows:

TAURIGA SCIENCES, INC. AND SUBSIDIARY
(Formerly Immunovative, Inc. and Subsidiary)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(unaudited)

	June 30,	March 31,
	2013	2013	Estimated Life

Computer and office equipment	$52,582	$49,951	5 years
Less: accumulated depreciation	23,767	21,569
	$28,815	$28,382

NOTE 4 – INTANGIBLE ASSETS

Intangible assets consist of the cost of a license fee with Green Hygienics, Inc. (see Notes 1, 5, 7, 8 and 9). The Company has paid $128,750 of the $250,000 license fee as of June 30, 2013. The Company’s intangible asset is as follows:

	June 30,	March 31,
	2013	2013	Estimated Life

Licensing fee	$128,750	$-	5 years
Less: accumulated amortization	2,146	-
	$126,604	$-

NOTE 5 – LICENSE AGREEMENT

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

Green Hygienics, Inc.

On May 31, 2013, the Company executed a licensing agreement with GHI (see Notes 1, 4, 6, 7, 8 and 9). The Licensing Agreement with GHI will enable the Company, on an exclusive basis for North America, to market and sell 100% tree-free, bamboo-based, biodegradable, hospital grade wipes, as well as other similar products to commercial entities including medical facilities, schools, and more. The Company agreed to pay $250,000 for the licensing rights and is obligated to issue 4,347,826 shares of common stock of the Company to GHI whereas GHI’s parent company, GNIN, is obligated to issue the Company 625,000 shares of common stock of GNIN at the time of full payment of the licensing fee by the Company. The terms of the Licensing Agreement provides the equal recognition of profits between the Company and GHI on the sales by the Company.

As of June 30, 2013, the Company has paid $128,750 of the $250,000 licensing fee. Subsequent to June 30, 2013, the Company paid $15,000 (see Note 9). The Company will amortize the licensing fee over the five year life of the licensing agreement.

TAURIGA SCIENCES, INC. AND SUBSIDIARY
(Formerly Immunovative, Inc. and Subsidiary)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(unaudited)

NOTE 6 – CONVERTIBLE NOTES AND NOTES PAYABLE

Convertible Notes Payable

During the period of February 22, 2013 to March 28, 2013, the Company entered into 8% convertible promissory notes with various individuals aggregating $225,000. The notes are unsecured and are due 180 days from the date of issue. Should the notes not be repaid at the respective maturity date, the lender has the right to convert the unpaid principal and interest into common stock of the Company at $0.025 per share. During the three months ended June 30, 2013, the Company issued an additional $136,425 of these convertible notes. The balance at June 30, 2013 was $361,425.

On October 19, 2012, the Company entered into a one year convertible promissory note agreement for $445,000 with JMJ Financial, a California based institutional investor. The note is non-interest bearing for the first 90 days and subsequent to that, the note has an interest rate of 5% per annum. The note, at the holder’s option, is convertible at $0.15 per share and if the price per share at the time of conversion is greater than $0.15 per share, on average for the previous 25 trading days, the conversion rate shall have a 25% discount, with the minimum price of $0.15 per share. The Company paid an origination fee of 200,000 shares of its common stock to secure the loan. On November 14, 2012, the Company received $150,000 and an additional $25,000 on March 27, 2013. The 25% discount created a beneficial conversion feature at the commitment date aggregating $37,500 representing a discount which is being accreted monthly from the issuance date of the note through maturity and is recorded as additional interest expense. At March 31, 2013, the loan balance is $144,320, net of unamortized discount of $30,680. During the three months ended June 30, 2013, the Company issued 9,900,000 shares of its common stock to convert the note. Under the terms of the original agreement, approximately 4,125,000 shares were required to be issued. To entice the conversion, the Company issued an additional 5,775,000 shares resulting in a loss on conversion of $321,000.

NOTE 7 – RELATED PARTIES

On May 31, 2013, the Company executed a licensing agreement with GHI (see Notes 1, 4, 5, 8 and 10). The Company’s CFO, Bruce Harmon, is also the CFO and Chairman of GNIN, the parent company of GHI.

NOTE 8 – STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

During the year ended March 31, 2012, the Company sold for cash under private placement agreements 6,624,452 shares of its common stock at $0.05 per share.

During the year ended March 31, 2012, the Company issues to various consultants 14,485,000 shares of its common stock at prices ranging between $0.10 and $0.14 per share. These shares were valued at the market price of the stock on the date of the commitment. These consulting agreements were issued to the consultants to assist the Company in developing business strategies, assist in capital introductions, and other mutually agreed upon services. The aggregate value of the shares has been recorded as stock based compensation.

The Company issues 1,565,000 shares of its common stock in connection with the settlement agreements. The shares were valued at $0.14, the value at the date of settlement

During the year ended March 31, 2012, the Company converted unpaid rent on the corporate office in the amount of $78,000. Accordingly, 709,090 shares of the Company’s common stock were issued at $0.1098 per share. The rent was payable to a party related to the former chief executive officer.

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

During the year ended March 31, 2012, the Company converted $95,575 of accounts payable by issuing 1,592,920 shares of its common stock at an average price of $0.06 per share.

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
June 30, 2013
(unaudited)

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

During the year ended March 31, 2013, the Company issued to various consultants 30,878,983 shares of its common stock at prices ranging between $0.10 and $0.29 per share. These shares were valued at the market price of the common stock on the date of commitment. There consulting agreement were issued to the consultants to assist the Company in developing business strategies, assist in capital introductions and the mutually agreed upon services. The aggregate value of the shares has been recorded as stock-based compensation.

The Company issued 5,335,000 shares of its common stock and 643,956 in cash as commissions related to the private placement agreements.

During the three months ended June 30, 2013, the Company issued to its chief financial officer 100,000 shares of its common stock at $0.07 per share for services rendered in accordance with his consulting contract.

During the three months ended June 30, 2013, the Company issued 1,986,667 shares of its common stock in exchange for $119,200.

During the three months ended June 30, 2013, the Company issued to its chief executive officer a total of 5,180,000 shares of its common stock at prices ranging from $0.07 to $0.08 per share for services in lieu of cash compensation.

During the three months ended June 30, 2013, the Company issued to its chief operating officer a total of 3,750,000 shares of its common stock at prices ranging from $0.07 to $0.08 per share for services in lieu of cash compensation.

During the three months ended June 30, 2013, the Company issued collectively 9,900,000 at prices ranging from $0.04 to $0.09 per share for the conversion of a $175,000 convertible note.

During the three months ended June 30, 2013, the Company issued to various consultants collectively 12,096,224 shares of its common stock at prices ranging from $0.04 to $0.09 per share.

In connection with the consulting agreements and the board advisory agreements, the agreements have as part of the compensation arrangements, the following clauses: a) the consultant will be reimbursed for all reasonable out of pocket, b) to the extent the consultant introduces the Company to any sources of equity or debt arrangements, the Company agrees to pay 8% to 10% in cash and 8% to 10% in common stock of the Company of all cash amounts actually received by the Company and 2% for debt arrangements, and c) the Company, in its sole discretion, may make additional cash payments and/or issue additional shares of common stock to the consultant based upon the consultant’s performance.

Warrants for Common Stock

The following table summarizes the activity of the warrants for common stock issued in 2010 in connection with consulting agreements outstanding as at June 30, 2013:

	Number of Warrants	Exercise Price	Expiration Date

Balance March 31, 2013	394,465	$0.75	8/2014
Exercised	-

Balance June 30, 2013	394,465

TAURIGA SCIENCES, INC. AND SUBSIDIARY
(Formerly Immunovative, Inc. and Subsidiary)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(unaudited)

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

Volatility	220%
Expected dividend rate	-
Expected life of options in years	10
Risk-free rate	1.87%

A summary of option activity as of June 30, 2013, and changes during the period then ended, is presented below:

Weighted
	Weighted		Average
	Average		Remaining	Aggregate
	Exercise	Number of	Contractual	Intrinsic
Options	Price	Shares	Term	Value

Balance March 31, 2013	$0.10	10,000,000	8.92	$400,000
Options granted	-	-	-	-
Options exercised	-	-	-	-
Options cancelled/forfeited	-	-	-	-
Balance at June 30, 2013	$0.10	10,000,000	8.92	$400,000
Exercisable at June 30, 2013	$0.10	10,000,000	8.92	$400,000

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

NOTE 9 – SUBSEQUENT EVENTS

On July 29, 2013, the Company paid GHI $15,000 against the outstanding balance on the licensing fee (see Notes 1, 4, 5, 7 and 8).

Subsequent to June 30, 2013, the Company issued 4,347,826 shares of its common stock to GHI as part of the licensing agreement with GHI (see Notes 1, 4, 5, 7 and 9).

Subsequent to June 30, 2013, the Company entered into additional convertible notes for $71,250 with similar terms to the existing convertible promissory notes.

Subsequent to June 30, 2013, the Company issued 17,602,636 under consulting agreements existing and new, converted outstanding legal fees to common stock and issued shares to Green Hygienics, Inc. under the license agreement.

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

Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the “Risk Factors” section of and elsewhere in our Form 10-K dated March 31, 2013 for the fiscal year ended March 31, 2013 and in our subsequent filings with the Securities and Exchange Commission.

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

RESULTS OF OPERATIONS

Three months ended June 30, 2013 compared to the three months ended June 30, 2012

Revenue. The Company is currently developing its business, and as a result has no products or services to offer and no revenues.

Selling, General and Administrative Expenses. For the three months ended June 30, 2013, selling, general and administrative expenses were $2,043,713 compared to $623,601 for the same period in 2012. The expense for 2013 is primarily composed of a license fee ($100,000) and legal fees ($165,873).

Impairment of advances to Immunovative Therapies, Ltd. for future stock ownership. For the three months ended June 30, 2013, the impairment expense was $0 compared to $243,050 for the same period in 2012. The Company, under the license agreement with Immunovative Therapies, Ltd., advanced funding to facilitate research and development. The Company impaired the advances as the value was undeterminable at the time.

Net Loss. We generated net losses of $2,451,113 for the three months ended June 30, 2013 compared to $872,433 for the same period in 2012, an increase of 181%.

Liquidity and Capital Resources

We continue to fund our operations through private placement offerings and other financings.

During the three months ending June 30, 2013, the Company sold 1,986,667 shares of common stock for a total of $119,200.

At June 30, 2013, we had cash and cash equivalents of $91,277 compared to $143,034 at March 31, 2013.

Cash Flows

Net cash used in operating activities amounted to $4,102,934 for the period from December 12, 2011 (inception of Development Stage) to June 30, 2013. Net cash used in operating activities for the three months ended June 30, 2013 and 2012 was $722,192 and $538.140, respectively, an increase of $1,611,489 primarily from stock-based compensation to consultants.

During the three months ended June 30, 2013, we used $131,380 in investing activities, primarily the acquisition of the license agreement.

During the three months ended June 30, 2012, we used $307,843 in investing activities primarily related to the purchase of marketable securities.

During the period from inception December 12, 2011 (inception of the Development Stage) to June 30, 2013, we generated $7,380,677 net of $643,956 in cash paid for commission and issued 5,325,000 shares of the common stock for commission paid with stock.

During the three months ended June 30, 2013, we generated cash from financing activates of $797,375 primarily from the sale of common stock. During the three months ended June 30, 2012, we generated cash from financing activities of $796,876 primarily from the sale of common stock.

We do not believe that our cash on hand at June 30, 2013 will be sufficient to fund our license agreement requirements if all the conditions of the license agreement required of the licensor are met. We will continue to seek additional equity financing. However, there is no assurance that we will be successful in our equity private placements.

Going Concern Qualifications

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had no revenue and net losses of $2,451,113 for the period ended June 30, 2013 compared to sales of $0 and net loss of $872,433 for the three months ended June 30, 2012. As discussed in Note 1 to the financial statements, since inception of the Development Stage (December 12, 2011) the Company had losses of $18,192,788 and there are existing uncertain conditions which the Company faces relative to its obtaining financing and capital in the equity markets. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company had working capital deficit, stockholders’ deficit, and accumulated deficit during the development stage of $1,475,091, $1,319,672 and $18,192,788, respectively, at June 30, 2013, and used cash in operations of $722,192 in the three months ended June 30, 2013. The Company is highly dependent on its ability to continue to obtain investment capital from future funding opportunities to fund the current and planned operating levels. The unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to bring in income generating activities and its ability to continue receiving investment capital from future funding opportunities. No assurance can be given that the Company will be successful in these efforts.

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

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of June 30, 2013, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

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

During the three months ended June 30, 2013, the Company issued to its chief financial officer 100,000 shares of its common stock at $0.07 per share for services rendered in accordance with his consulting contract.

During the three months ended June 30, 2013, the Company issued 1,986,667 shares of its common stock in exchange for $119,200.

During the three months ended June 30, 2013, the Company issued to its chief executive officer a total of 5,180,000 shares of its common stock at prices ranging from $0.07 to $0.08 per share for services in lieu of cash compensation.

During the three months ended June 30, 2013, the Company issued to its chief operating officer a total of 3,750,000 shares of its common stock at prices ranging from $0.07 to $0.08 per share for services in lieu of cash compensation.

During the three months ended June 30, 2013, the Company issued collectively 9,900,000 at prices ranging from $0.04 to $0.09 per share for the conversion of a $175,000 convertible note.

During the three months ended June 30, 2013, the Company issued to various consultants collectively 12,096,224 shares of its common stock at prices ranging from $0.04 to $0.09 per share.

Subsequent to June 30, 2013, the Company issued 4,347,826 shares of its common stock to Green Hygienics, Inc. (“GHI”) as part of the licensing agreement with GHI.

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

TAURIGA SCIENCES, INC. (formerly Immunovative, Inc.) (Registrant)

Date: August 19, 2013	By:	/s/ Seth Shaw
Seth Shaw
Chief Executive Officer

Date: August 19, 2013	By:	/s/ Bruce Harmon
Bruce Harmon
Chief Financial Officer