Form 10-Q
period 2013-09-30
TAURIGA SCIENCES, INC.
filed 2013-11-19
CIK 1142790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 12, 2013 the registrant had 347,823,481 shares of its Common Stock, $0.00001 par value, outstanding.

TABLE OF CONTENTS

		Pages
PART I. FINANCIAL STATEMENTS

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS:	3

	Consolidated Balance Sheets as of September 30, 2013 (unaudited) and March 31, 2013	3

	Consolidated Statements of Operations and Comprehensive Loss for the six months ended September 30, 2013 and 2012, and for the period December 12, 2011 (inception of development) to September 30, 2013 (unaudited)	4

	Consolidated Statements of Cash Flows for the six months ended September 30, 2013 and 2012, and for the period December 12, 2011 (inception of development) to September 30, 2013 (unaudited)	5

	Consolidated Statement of Stockholders’ Equity (Deficit) for the period December 12, 2011 (inception of development) to September 30, 2013 (unaudited)	7

	Notes to Consolidated Financial Statements (unaudited)	9

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	17

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK	19

Item 4.	CONTROLS AND PROCEDURES	19

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS	21

Item 1A.	RISK FACTORS	21

Item 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS	21

Item 3.	DEFAULTS UPON SENIOR SECURITIES	25

Item 4.	MINE SAFETY DISCLOSURES	25

Item 5.	OTHER INFORMATION	25

Item 6.	EXHIBITS	25

ITEM 1     FINANCIAL STATEMENTS

TAURIGA SCIENCES, INC. AND SUBSIDIARY
(Formerly Immunovative, Inc. and Subsidiary)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2013	2013
	(Unaudited)
ASSETS
Current assets:
Cash	$201,599	$143,034
Other receivables	700	7,906
Investments - available for sale securities	127,500	-
Prepaid expenses	-	19,534
Total current assets	329,799	170,474

Equipment, net of depreciation	27,785	28,382

Other assets:
Intangible, net of amortization	238,419	-

Total assets	$596,003	$198,856

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Notes payable	$296,425	$225,000
Convertible notes, net of discounts	534,538	106,425
Accounts payable	272,200	277,053
Accrued interest	54,149	8,004
Accrued expenses	147,559	148,348
Accrued professional fees	279,229	418,668
Total current liabilities	1,584,100	1,183,498

Stockholders' deficit
Common stock, par value $0.00001; 1,000,000,000 shares
authorized, 303,662,975 and 226,449,077 issued and
outstanding at September 30, 2013 and March 31, 2013	3,036	2,264
Additional paid-in capital	35,005,793	31,000,267
Accumulated deficit from prior operations	(16,244,237)	(16,244,237)
Accumulated deficit during development stage	(19,631,715)	(15,741,675)
Accumulated other comprehensive loss	(120,974)	(1,261)
Total stockholders' deficit	(988,097)	(984,642)

Total liabilties and stockholders' deficit	$596,003	$198,856

See accompanying notes to unaudited consolidated financial statements.

TAURIGA SCIENCES, INC. AND SUBSIDIARY
(Formerly Immunovative, Inc. and Subsidiary)
(A DEVELOPMENT STAGE COMPANY)
 CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

					Period from
					December 12,
					2011
					(Inception of
	For the Three Months ended		For the Six Months Ended		Development)
	September 30,		September 30,		to September 30,
	2013	2012	2013	2012	2013

Operating expenses
General and administrative	$1,255,029	$2,152,133	$3,298,742	$2,775,734	$15,440,390
Impairment of advances to Immunovative
Therapies, Ltd. for future stock ownership	-	1,585,999	-	1,829,049	3,533,214
Depreciation and amortization expense	11,664	4,378	16,007	7,658	62,594
Total operating expenses	1,266,693	3,742,510	3,314,749	4,612,441	19,036,198

Loss from operations	(1,266,693)	(3,742,510)	(3,314,749)	(4,612,441)	(19,036,198)

Other income (expense)
Interest expense	(44,684)	(10)	(50,299)	-	(66,709)
Loss on conversion of debt	-	-	(321,000)	-	(321,000)
Gain on settlement of law suit	-	-	-	-	20,000
Amortization of debt discount	(127,550)	-	(203,992)	(2,512)	(227,808)

Total other income (expense)	(172,234)	10	(575,291)	2,512	(595,517)

Net loss	(1,438,927)	(3,742,520)	(3,890,040)	(4,614,953)	(19,631,715)

Other comprehensive income
Translation adjustment	(2,914)	6,626	1,526	5,706	1,526
Impairment on available for sale investments	(122,500)	-	(122,500)	-	(122,500)
Total other comprehensive income	(125,414)	6,626	(120,974)	5,706	(120,974)

Comprehensive loss	$(1,564,341)	$(3,735,894)	$(4,011,014)	$(4,609,247)	$(19,752,689)

Net loss per share (basic and diluted)	$(0.01)	$(0.02)	$(0.02)	$(0.03)

Weighted average common shares outstanding
Basic and diluted	277,262,355	149,791,921	258,545,255	136,108,457

See accompanying notes to unaudited consolidated financial statements.

TAURIGA SCIENCES, INC. AND SUBSIDIARY
(Formerly Immunovative, Inc. and Subsidiary)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
For the period from inception December 12, 2011 to September 30, 2013
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

TAURIGA SCIENCES, INC. AND SUBSIDIARY
(Formerly Immunovative, Inc. and Subsidiary)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
For the period from inception December 12, 2011 to September 30, 2013
(UNAUDITED)

					Deficit
				Deficit	accumulated	Accumulated
			Additional	accumulated	during the	other	Total
	Number of		paid-in	from prior	development	comprehensive	stockholders'
	shares	Amount	capital	operations	stage	income (loss)	deficit

Issuance of shares
to chief financial
officer at $0.04 to
$0.07 per share	360,000	$4	$15,896	$-	$-	$-	$15,900
Issuance of shares
for cash at $0.01
to $0.06 per share	4,569,848	46	141,304				141,350
Issuance of shares
to chief executive
officer at $0.02 to
$0.08 per share	7,610,000	77	462,323				462,400
Issuance of shares
to chief operating
officer at $0.07 to
$0.09 per share	5,250,000	53	342,447				342,500
Issuance of shares to
convert convertible
debt at $0.03 to
$0.09 per share	12,500,000	125	550,875				551,000
Issuance of shares
to consultants at
$0.04 to $0.09
per share	34,076,224	339	1,319,699				1,320,038
Contribution of
2,500,000 shares
by chief
executive officer
to finalize
licensing agreement
at $0.04 per share			106,250				106,250
Issuance of shares
to settle accounts
payable at $0.04
per share	1,500,000	15	59,985				60,000
Issuance of shares
for loan
commitment fee
at $0.03 per share	7,000,000	70	209,930				210,000
Issuance of shares
for available for
sale investments
$0.06 per share	4,347,826	43	249,957				250,000
Beneficial conversion
feature of
convertible
notes			477,688				477,688
Stock-based
compensation
vesting			69,172				69,172
Net loss for the
six months ended
September 30, 2013					(3,890,040)		(3,890,040)
Impairment of
available for
sale securities						(122,500)	(122,500)
Translation adjustment						2,787	2,787

Balance at
September 30, 2013 (unaudited)	303,662,975	$3,036	$35,005,793	$(16,244,237)	$(19,631,715)	$(120,974)	$(988,097)

See accompanying notes to unaudited consolidated financial statements.

TAURIGA SCIENCES, INC. AND SUBSDIARY
(Formerly Immunovative, Inc. and Subsidiary)
(A DEVELOPMENT STAGE COMPANY)
 CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			Period from
			December 12, 2011
			(Inception of
	For the Six Months Ended		Development)
	September 30,		to September 30,
	2013	2012	2013
Cash flows from operating activities
Net loss	$(3,890,040)	$(4,614,953)	$(19,631,715)
Adjustments to reconcile net loss to cash provided
by (used in) operating activities:
Stock-based compensation	2,420,010	1,038,171	10,817,343
Shares issued in Settlement Agreement	-	-	153,000
Impairment of advances to Immunovative
Therapies, LTD, for future stock ownership	-	-	3,533,214
Amortization of debt discounts to interest expense	84,588	-	108,404
Write-off intangible asset - domain name	-	-	32,892
Depreciation and amortization	16,007	7,658	29,702
Loss on conversion of debt	321,000	-	321,000
Decrease (increase) in assets
Other receivables	7,206	-	(700)
Prepaid expenses	19,534	(16,500)	16,758
Increase (decrease) in liabilities
Accounts payable	(4,853)	106,239	142,689
Accrued salaries and wages	-	34,748	-
Accrued interest	46,145	(31,600)	33,997
Accrued expenses	(789)	150,220	90,099
Accrued professional fees	(79,439)	(42,932)	8827
Related party payables	-	90,000	(96,884)
Cash used in operating activities	(1,060,631)	(3,278,949)	(4,441,374)

Cash flows from investing activities
Purchase of equipment	(3,829)	-	(27,649)
Purchase of intangible asset - domain name	-	(7,893)	(7,893)
Purchase of intangible asset - licensing fee	(143,750)	-	(143,750)
Purchase of marketable securities	-	(300,000)	-
Advances to Immunovative Therapies LTD, for			-
future stock ownership	-	(1)	(3,533,214)
Cash used in investing activities	(147,579)	(307,894)	(3,712,506)

Cash flows from financing activities
Proceeds from notes payable	-	-	225,000
Repayment of note payable to former chief
executive officer	-	(52,364)	(125,503)
Sale of common stock	141,350	4,121,047	7,402,827
Proceeds from convertible debentures	1,122,638	-	1,297,638
Commissions paid on sale of common stock	-	(623,956)	(643,956)
Cash provided by financing activities	1,263,988	3,444,727	8,156,006

Foreign currency translation effect	2,787	4,486	29,930
Net increase / (decrease) in cash	58,565	(137,630)	32,056

Cash, beginning of period	143,034	619,624	169,543
Cash, end of period	$201,599	$481,994	$201,599

See accompanying notes to unaudited consolidated financial statements.

TAURIGA SCIENCES, INC. AND SUBSDIARY
(Formerly Immunovative, Inc. and Subsidiary)
(A DEVELOPMENT STAGE COMPANY)
 CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			Period from
			December 12, 2011
			(Inception of
	For the Six Months Ended		Development)
	September 30,		to September 30,
	2013	2012	2013

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Interest and Taxes Paid	$-	$-	$-

NON CASH ITEMS
Conversion of accounts payable to common
stock	$-	$(65,000)	$(95,559)
Conversion of note payable to common stock	$(175,000)	$(179,572)	$(354,572)
Issuance of common stock to settle commissions
on private placement offering	$-	$(676,400)	$(689,000)
Conversion of accrued interest on Caete Invest
& Trade, S.A. to common stock	$-	$(46,247)	$(46,247)
Purchase of intangible asset - domain name with
common stock	$-	$(25,000)	$(25,000)
Issuance of common stock	$99	$88	$197
Additional paid in capital	$174,901	$992,131	$1,210,181
Beneficial conversion features	$(105,331)	$-	$(212,940)
Additional paid in capital	$105,331	$-	$212,940
Issuance of common stock for investments held for available sale	250,000	-	250,000
Investments - available for sale securities	(250,000)	-	(250,000)
Capital contribution	(106,250)	-	(106,250)
License Agreement	106,250	-	106,250
Note conversion	(65,000)	-	65,000
Common stock	41	-	41
Additional paid in Capital	124,959	-	124,959
Accrued professional fees	(60,000)	-	60,000

See accompanying notes to unaudited consolidated financial statements.

TAURIGA SCIENCES, INC. AND SUBSIDIARY
(Formerly Immunovative, Inc. and Subsidiary)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
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

On May 31, 2013, the Company signed a Licensing Agreement with Green Hygienics, Inc. (“GHI”) to enable the Company on an exclusive basis for North America, to market and sell 100% tree-free, bamboo-based, biodegradable, hospital grade wipes, as well as other similar products. The Company contracted to pay $250,000 for the licensing rights and issued 4,347,826 shares of common stock of the Company to GHI whereas GHI’s parent company, Green Innovations Ltd. (“GNIN”) has issued the Company 625,000 shares of common stock of GNIN. The Company paid $143,730 in cash to GHI and, in lieu of the remaining $106,270 to be paid in cash, the chief executive officer issued from his personal holdings of Company stock to GHI an additional 2,500,000 shares of common stock of the Company. The shares issued by the chief executive officer were recorded as a capital contribution. See Notes 4, 5, and 8.

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

Going Concern

As indicated in the accompanying consolidated financial statements, the Company has incurred net operating losses of $3,890,040 for the six months ended September 30, 2013. Since inception of development stage, the Company has incurred net losses of $19,631,715. Management’s plans include the raising of capital through equity markets to fund future operations and cultivating new license agreements or acquiring ownership in medical companies. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses, acquire new license agreement or ownership interests in medical companies and generate adequate revenues, there can be no assurances that the revenues will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. However, the accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2013. The respective carrying value of certain financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash, accounts payable, accrued expenses and due to related parties.

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

As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by ASC 740 and concluded that the tax position of the Company does meet the more-likely-than-not threshold as of September 30, 2013.

Recent Accounting Pronouncements

Management does not believe any other recently issued but not yet effective accounting pronouncements, if adopted, would have an effect on the accompanying consolidated financial statements.

NOTE 3 – EQUIPMENT

The Company’s equipment is as follows:

	September 30,	March 31,
	2013	2013	Estimated Life

Computer and office equipment	$53,780	$49,951	5 years
Less: accumulated depreciation	25,995	21,569
	$27,785	$28,382

NOTE 4 – INTANGIBLE ASSETS

Intangible assets consist of the cost of a license fee with Green Hygienics, Inc. (see Notes 1, 5 and 8). The Company has paid cash of $143,750 and the chief executive officer contributed 2,500,000 shares of the Company's common stock valued at $106,250 for a total license fee value of $250,000. The Company’s intangible asset is as follows:

	September 30,	March 31,
	2013	2013	Estimated Life

Licensing fee	$250,000	$-	5 years
Less: accumulated amortization	11,581	-
	$238,419	$-

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

Green Hygienics, Inc.

On May 31, 2013, the Company executed a licensing agreement with GHI (see Notes 1 and 8). The Licensing Agreement with GHI will enable the Company, on an exclusive basis for North America, to market and sell 100% tree-free, bamboo-based, biodegradable, hospital grade wipes, as well as other similar products to commercial entities including medical facilities, schools, and more. The Company agreed to pay $250,000 for the licensing rights and issued 4,347,826 shares of common stock of the Company to GHI whereas GHI’s parent company, GNIN, issued the Company 625,000 shares of common stock of GNIN. The terms of the Licensing Agreement provides the equal recognition of profits between the Company and GHI on the sales by the Company.

As of September 30, 2013, the Company has paid $143,750 of the $250,000 licensing fee in cash and the Chief Executive Officer contributed 2,500,000 shares of common stock of the Company in lieu of the remaining $106,270.  The Company will amortize the licensing fee over the five year life of the licensing agreement.

NOTE 6 – CONVERTIBLE NOTES AND NOTES PAYABLE

Convertible Notes Payable

During the period of February 22, 2013 to September, 2013, the Company entered into 8% convertible promissory notes with various individuals aggregating $361,425. The notes are unsecured and are due 180 days from the date of issue. Should the notes not be repaid at the respective maturity date, the lender has the right to convert the unpaid principal and interest into common stock of the Company at $0.025 per share. During the quarter ended September 30, 2013, $65,000 of the notes were converted into 2,600,000 shares of the Company's common stock. The balance at September 30, 2013 was $296,425.

On October 19, 2012, the Company entered into a one year convertible promissory note agreement for $445,000 with JMJ Financial, a California based institutional investor. The note is non-interest bearing for the first 90 days and subsequent to that, the note has an interest rate of 5% per annum. The note, at the holder’s option, is convertible at $0.15 per share and if the price per share at the time of conversion is greater than $0.15 per share, on average for the previous 25 trading days, the conversion rate shall have a 25% discount, with the minimum price of $0.15 per share. The Company paid an origination fee of 200,000 shares of its common stock to secure the loan. On November 14, 2012, the Company received $150,000 and an additional $25,000 on March 27, 2013. The 25% discount created a beneficial conversion feature at the commitment date aggregating $37,500 representing a discount which is being accreted monthly from the issuance date of the note through maturity and is recorded as additional interest expense. At March 31, 2013, the loan balance is $106.425, net of unamortized discount of $68,575. During the six months ended September 30, 2013, the Company issued 9,900,000 shares of its common stock to convert the note. Under the terms of the original agreement, approximately 4,125,000 shares were required to be issued. To entice the conversion, the Company issued an additional 5,775,000 shares resulting in a loss on conversion of $321,000.

The Company during the six months ended September 30, 2013 and at various times has entered into convertible debt instruments with interest rates ranging between 8 and 10% per annum. The total proceeds from the notes aggregated $996,213. The notes are convertible into shares of the Company's common stock with varying price ranges. During the six months ended September 30, 2013, the Company recorded a beneficial conversion feature of $477,688. At September 30, 2013, the Convertible notes were carried at $534,538 net of unamortized discount of $461,675.

NOTE 7 – RELATED PARTIES

On May 31, 2013, the Company executed a licensing agreement with GHI (see Notes 1, 4, 5 and 8). The Company’s former CFO, Bruce Harmon, is the CFO and Chairman of GNIN, the parent company of GHI.

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

During the six months ended September 30, 2013, the Company issued to its chief financial officer 360,000 shares of its common stock at $0.04 to $0.07 per share for services rendered in accordance with his consulting contract.

During the six months ended September 30, 2013, the Company issued 4,569,848 shares of its common stock in exchange for $141,350.

During the six months ended September 30, 2013, the Company issued to its chief executive officer a total of 7,610,000 shares of its common stock at prices ranging from $0.02 to $0.08 per share for services in lieu of cash compensation.

During the six months ended September 30, 2013, the Company issued to its chief operating officer a total of 5,250,000 shares of its common stock at prices ranging from $0.02 to $0.08 per share for services in lieu of cash compensation.

During the six months ended September 30, 2013, the Company issued collectively 12,500,000 at prices ranging from $0.03 to $0.09 per share for the conversion of a $240,000 convertible note.

During the six months ended September 30, 2013, the Company issued to various consultants collectively 34,076,224 shares of its common stock at prices ranging from $0.02 to $0.09 per share.

During the six months ended September 30, 2013, the Company issued 1,500,000 at $0.04 per share in settlement of legal fees.

During the six months ended September 30, 2013, the Company issued 7,000,000 shares at $0.03 per share for a committment fee relating to a convertible debt arrangement.

During the six months ended September 30, 2013, the Company issued 4,387,826 shares of its common stock to Green Hygienics in connection with a license agreement.

During the six months ended September 30, 2013, the chief executive officer contributed 2,500,000 shares to the Company to fully pay up the Green Hygienics license fee. The shares were valued at $0.04 per share totaling $106,250.

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

Warrants for Common Stock

The following table summarizes the activity of the warrants for common stock issued in 2010 in connection with consulting agreements outstanding as at September 30, 2013:

	Number of Warrants	Exercise Price	Expiration Date

Balance March 31, 2013	394,465	$0.75	8/2014
Exercised	-

Balance September 30, 2013	394,465

The warrants were valued utilizing the following assumption employing the Black-Scholes Pricing Model:

Volatility	241.65% to 244.92%
Risk-free rate	1.34% to 0.41%
Dividend	-
Expected life of warrants	3

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

Volatility	220%
Expected dividend rate	-
Expected life of options in years	10
Risk-free rate	1.87%

A summary of option activity as of September 30, 2013, and changes during the period then ended, is presented below:

Weighted
	Weighted		Average
	Average		Remaining	Aggregate
	Exercise	Number of	Contractual	Intrinsic
Options	Price	Shares	Term	Value

Balance March 31, 2013	$0.10	10,000,000	8.92	$400,000
Options granted	-	-	-	-
Options exercised	-	-	-	-
Options cancelled/forfeited	-	-	-	-
Balance at September 30, 2013	$0.10	10,000,000	8.92	$400,000
Exercisable at September 30, 2013	$0.10	10,000,000	8.92	$400,000

NOTE 9 – COMMITMENTS

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

NOTE 10 – SUBSEQUENT EVENTS

On October 29, 2013, the Company entered into a Strategic Alliance Agreement (the “BR Agreement”) with Bacterial Robotics, LLC (“BR”).

The BR Agreement creates a strategic relationship between the Company and BR with the aim of research and development of genetically enhanced bacteria for nuclear waste water remediation (“NuclearBot Technology”). As consideration for the rights set forth in the BR Agreement, the Company made an initial cash payment of $25,000.  Pursuant to the BR Agreement, within ninety (90) days of signing, BR will deliver to the Company a whitepaper on utilization of NuclearBot Technology to cleanse water used in the cooling of nuclear power plants (“Whitepaper”).

Following acceptance of the Whitepaper by the Company, the Company shall pay an additional $25,000 to BR.  The parties further agreed to enter into a joint venture (“JV”) in which the Company will be the majority and controlling owner. The purpose of the JV is to market and sell products and services based on the NuclearBot Technology, sublicense and own all improvements to the NuclearBot Technology in addition to owning other jointly-developed intellectual property.  The Company will be the majority and controlling owner of the JV, which will also use the NuclearBot Technology to further the growth of the nuclear wastewater treatment market (the “Field of Use”) and further the individual strategic objectives of each of the Parties.

In connection with the BR Agreement, Bacterial Robotics also granted to the Company (or its affiliated assignee) a right of first refusal to obtain a 10-year, fully-paid, worldwide license agreement (the “BR Definitive License Agreement”) related to the NuclearBot Technology to sell, offer for sale and distribute products and services utilizing the NuclearBot Technology (i) exclusively in the Field of Use; and (ii) non-exclusively in all other fields of use.

The BR Agreement also provides for the entry by the parties thereto into a “BR Definitive Reseller Agreement” pursuant to which the Company (or its assignee) will be an authorized Bacterial Robotics marketing and sales representative of products and services utilizing the NuclearBot Technology and BR Technology in all fields of use.

The BR Definitive License Agreement and the BR Definitive Reseller Agreement are to be negotiated, executed and delivered prior to consummation of the transactions involving NuclearBot Technology as described in the Agreement.

In addition to the cash payments described above, the Company issued to Bacterial Robotics a Warrant exercisable for a period of five (5) years for up to 75,000,000 shares (plus an amount, if any, to cover a cashless exercise related to the strike price, collectively, the “BR Warrant Shares”) of its Common Stock.  Under the terms of the BR Agreement, the Company agreed to file a registration statement (the “Registration Statement”) with the Securities and Exchange Commission to register 35,000,000 of the BR Warrant Shares issued to BR within thirty (30) days following the closing of this transaction (the “Filing Deadline”).

The Company will use its commercially reasonable efforts to cause the Registration Statement to be declared effective by the SEC as promptly as possible after the filing thereof, but in any event prior to the Required Effectiveness Date. The Required Effectiveness Date  means (i) if the Registration Statement does not become subject to review by the SEC, the date which is the earliest of (a) ninety (90) days after the Closing Date or (b) five (5) business days after the Company receives notification from the SEC that the Registration Statement will not become subject to review, or (ii) if the Registration Statement becomes subject to review by the SEC, the date which is the earliest of (a) one hundred and fifty (150) days after the Closing Date or (b) five (5) business days after the Company receives notification from the SEC that the SEC has no further comment to the Registration Statement.

Subsequent to September 30, 2013, the Company issued 24,750,506 shares in connection with the Conversion of Convertible Notes and issued 19,410,000 in connection with consulting agreements.

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

RESULTS OF OPERATIONS

Three months ended September 30, 2013 compared to the three months ended September 30, 2012

Revenue. The Company is currently developing its business, and as a result has no products or services to offer and no revenues.

Selling, General and Administrative Expenses. For the three months ended September 30, 2013, selling, general and administrative expenses were $1,255,029 compared to $2,152,133 for the same period in 2012.

Impairment of advances to Immunovative Therapies, Ltd. for future stock ownership. For the three months ended September 30, 2013, the impairment expense was $0 compared to $1,585,999 for the same period in 2012. The Company, under the license agreement with Immunovative Therapies, Ltd., advanced funding to facilitate research and development. The Company impaired the advances as the value was undeterminable at the time.

Net Loss. We generated net losses of $1,438,927 for the three months ended September 30, 2013 compared to $3,742,520 for the same period in 2012, a decrease of 63.5%.

Six months ended September 30, 2013 compared to the six months ended September 30, 2012

Revenue. The Company is currently developing its business, and as a result has no products or services to offer and no revenues.

Selling, General and Administrative Expenses. For the six months ended September 30, 2013, selling, general and administrative expenses were $3,298,742 compared to $2,775,734 for the same period in 2012. The expense for 2013 is primarily composed of a stock-based compensation ($2,420,052), accounting fees ($78,843), legal fees ($98,518), and consulting fees ($232,568), .

Impairment of advances to Immunovative Therapies, Ltd. for future stock ownership. For the six months ended September 30, 2013, the impairment expense was $0 compared to $1,829,049 for the same period in 2012. The Company, under the license agreement with Immunovative Therapies, Ltd., advanced funding to facilitate research and development. The Company impaired the advances as the value was undeterminable at the time.

Net Loss. We generated net losses of $3,890,040 for the six months ended September 30, 2013 compared to $4,614,953 for the same period in 2012, a decrease of 17.3%.

Liquidity and Capital Resources

We continue to fund our operations through private placement offerings and other financings.

During the six months ending September 30, 2013, the Company sold 4,569,848 shares of common stock for a total of $143,750.

At September 30, 2013, we had cash and cash equivalents of $201,599 compared to $143,034 at March 31, 2013.

Cash Flows

Net cash used in operating activities amounted to $14,441,374 for the period from December 12, 2011 (inception of Development Stage) to September 30, 2013. Net cash used in operating activities for the six months ended September 30, 2013 and 2012 was $1,060,631 and $3,278,949, respectively.

During the six months ended September 30, 2013, we used $147,579 in investing activities, primarily the acquisition of the license agreement.

During the six months ended September 30, 2012, we used $307,894 in investing activities primarily related to the purchase of marketable securities.

During the period from inception December 12, 2011 (inception of the Development Stage) to September 30, 2013, we generated $7,402,127 net of $643,956 in cash paid for commission and issued 5,325,000 shares of the common stock for commission paid with stock.

During the six months ended September 30, 2013, we generated cash from financing activates of $141,350 primarily from the sale of common stock. During the six months ended September 30, 2012, we generated cash from financing activities of $4,121,047 primarily from the sale of common stock.

We do not believe that our cash on hand at September 30, 2013 will be sufficient to fund our license agreement requirements if all the conditions of the license agreement required of the licensor are met. We will continue to seek additional equity financing. However, there is no assurance that we will be successful in our equity private placements.

Going Concern Qualifications

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had no revenue and net losses of $3,890,040 for the period ended September 30, 2013 compared to sales of $0 and net loss of $4,614,953 for the six months ended September 30, 2012. As discussed in Note 1 to the financial statements, since inception of the Development Stage (December 12, 2011) the Company had losses of $19,631,715 and there are existing uncertain conditions which the Company faces relative to its obtaining financing and capital in the equity markets. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company had working capital deficit, stockholders’ deficit, and accumulated deficit during the development stage of $1,551,121, $939,220 and $19,557,068, respectively, at September 30, 2013, and used cash in operations of $1,060,631 in the six months ended September 30, 2013. The Company is highly dependent on its ability to continue to obtain investment capital from future funding opportunities to fund the current and planned operating levels. The unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to bring in income generating activities and its ability to continue receiving investment capital from future funding opportunities. No assurance can be given that the Company will be successful in these efforts.

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

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of September 30, 2013, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

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

In connection with settlement agreements dated February 21 and 23, 2012, the Company issued 1,100,000 shares of its common stock to Satellite Advisors Group, LLC and Dr. Stella Sung.

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

During the six months ended September 30, 2013, the Company issued to its chief financial officer 100,000 shares of its common stock at $0.07 per share for services rendered in accordance with his consulting contract.

During the six months ended September 30, 2013, the Company issued 1,986,667 shares of its common stock in exchange for $119,200.

During the six months ended September 30, 2013, the Company issued to its chief executive officer a total of 5,180,000 shares of its common stock at prices ranging from $0.07 to $0.08 per share for services in lieu of cash compensation.

During the six months ended September 30, 2013, the Company issued to its chief operating officer a total of 3,750,000 shares of its common stock at prices ranging from $0.07 to $0.08 per share for services in lieu of cash compensation.

During the six months ended September 30, 2013, the Company issued collectively 9,900,000 at prices ranging from $0.04 to $0.09 per share for the conversion of a $175,000 convertible note.

During the six months ended September 30, 2013, the Company issued to various consultants collectively 12,096,224 shares of its common stock at prices ranging from $0.04 to $0.09 per share.

Subsequent to September 30, 2013, the Company issued 4,347,826 shares of its common stock to Green Hygienics, Inc. (“GHI”) as part of the licensing agreement with GHI.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.  MINE SAFETY DISCLOSURES.

None

ITEM 5.  OTHER INFORMATION.

None

ITEM 6. EXHIBITS.

Exhibit 31.1	Certification of Chief Executive Officer and Interim Chief Financial Officer

Exhibit 32.1	Certification of Chief Executive Officer and Interim Chief Financial Officer

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

TAURIGA SCIENCES, INC. (formerly Immunovative, Inc.) (Registrant)

Date: November 19, 2013	By:	/s/ Seth Shaw
Seth Shaw
Chief Executive Officer and Interim Chief Financial Officer