Form 10-Q
period 2013-12-31
TAURIGA SCIENCES, INC.
filed 2014-02-19
CIK 1142790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

As of February 18, 2014 the registrant had 522,934,923 shares of its Common Stock, $0.00001 par value, outstanding.

 TABLE OF CONTENTS

		Pages
PART I. FINANCIAL STATEMENTS

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS:	3

	Consolidated Balance Sheets as of December 31, 2013 (unaudited) and March 31, 2013	3

	Consolidated Statements of Operations and Comprehensive Loss for the nine months ended December 31, 2013 and 2012, and for the period December 12, 2011 (inception of development) to December 31, 2013 (unaudited)	4

	Consolidated Statements of Cash Flows for the nine months ended December 31, 2013 and 2012, and for the period December 12, 2011 (inception of development) to December 31, 2013 (unaudited)	5

	Consolidated Statement of Stockholders’ Equity (Deficit) for the period December 12, 2011 (inception of development) to December 31, 2013 (unaudited)	7

	Notes to Consolidated Financial Statements (unaudited)	9

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	17

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK	19

Item 4.	CONTROLS AND PROCEDURES	19

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS	21

Item 1A.	RISK FACTORS	21

Item 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS	21

Item 3.	DEFAULTS UPON SENIOR SECURITIES	25

Item 4.	MINE SAFETY DISCLOSURES	25

Item 5.	OTHER INFORMATION	25

Item 6.	EXHIBITS	25

ITEM 1     FINANCIAL STATEMENTS

TAURIGA SCIENCES, INC. AND SUBSIDIARY
(Formerly Immunovative, Inc. and Subsidiary)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2013	2013

ASSETS
Current assets:
Cash	$57,628	$143,034
Other receivables	1,991	7,906
Investments - available for sale securities	50,000	-
Prepaid expenses	-	19,534
Total current assets	109,619	170,474

Equipment, net of depreciation	26,853	28,382

Other assets:
Deferred financing costs	85,434	-
Advance to acquire Pilus Energy LLC	70,000	-
License agreements, net of amortization	1,373,431	-

Total assets	$1,665,337	$198,856

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Notes payable	$96,425	$225,000
Convertible notes, net of discounts	558,773	106,425
Accounts payable	302,488	277,053
Accrued interest	51,343	8,004
Accrued expenses	143,737	148,348
Accrued professional fees	233,965	418,668
Total current liabilities	1,386,731	1,183,498

Stockholders' equity (deficit)
Common stock, par value $0.00001; 1,000,000,000 shares
authorized, 401,363,096 and 226,449,077 issued and
outstanding at December 31, 2013 and March 31, 2013	4,013	2,264
Additional paid-in capital	37,943,812	31,000,267
Accumulated deficit from prior operations	(16,244,237)	(16,244,237)
Accumulated deficit during development stage	(21,230,874)	(15,741,675)
Accumulated other comprehensive loss	(194,108)	(1,261)
Total stockholders' deficit	278,606	(984,642)

Total liabilties and stockholders' equity (deficit)	$1,665,337	$198,856

See accompanying notes to unaudited consolidated financial statements.

TAURIGA SCIENCES, INC. AND SUBSIDIARY
(Formerly Immunovative, Inc. and Subsidiary)
(A DEVELOPMENT STAGE COMPANY)
 CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

					Period from
					December 12,
					2011
					(Inception of
	For the Three Months ended		For the Nine Months Ended		Development)
	December 31,		December 31,		to December 31,
	2013	2012	2013	2012	2013

Operating expenses
General and administrative	$1,162,138	$2,703,686	$4,460,880	$5,479,420	$16,602,528
Impairment of advances to Immunovative
Therapies, Ltd. for future stock ownership	-	885,000	-	2,714,049	3,533,214
Depreciation and amortization expense	32,077	587	48,084	8,245	94,671
Total operating expenses	1,194,215	3,589,273	4,508,964	8,201,714	20,230,403

Loss from operations	(1,194,215)	(3,589,273)	(4,508,964)	(8,201,714)	(20,230,413)

Other income (expense)
Interest expense	(7,540)	(3,410)	(57,839)	(5,922)	(74,249)
Loss on conversion of debt	-	-	(321,000)	-	(321,000)
Gain on settlement of law suit	-	-	-	-	20,000
Amortization of debt discount	(397,404)	-	(601,396)	-	(625,212)

Total other income (expense)	(404,944)	(3,410)	(980,235)	(5,922)	(1,000,461)

Net loss	(1,599,159)	(3,592,683)	(5,489,199)	(8,207,636)	(21,230,874)

Other comprehensive income (loss)
Translation adjustment	5,627	(5,706)	7,153	-	7,153
Impairment on available for sale investments	(77,500)	-	(200,000)	-	(200,000)
Total other comprehensive income (loss)	(71,873)	(5,706)	(192,847)	-	(192,847)

Comprehensive loss	$1,671,032	$(3,598,389)	$(5,682,046)	$(8,207,636)	$(21,423,721)

Net loss per share (basic and diluted)	$(0.00)	$(0.02)	$(0.02)	$(0.05)

Weighted average common shares outstanding
Basic and diluted	347,748,207	196,957,424	258,387,696	156,677,929

See accompanying notes to unaudited consolidated financial statements.

TAURIGA SCIENCES, INC. AND SUBSDIARY
(Formerly Immunovative, Inc. and Subsidiary)
(A DEVELOPMENT STAGE COMPANY)
 CONSOLIDATED STATEMENTS OF CASH FLOWS

			Period from
			December 12, 2011
			(Inception of
	For the Nine Months Ended		Development)
	December 31,		to December 31,
	2013	2012	2013

Cash flows from operating activities
Net loss	$(5,489,199)	$(8,207,636)	$(21,230,874)
Adjustments to reconcile net loss to cash provided
by (used in) operating activities:
Stock-based compensation	3,101,043	2,924,227	11,498,376
Shares issued in Settlement Agreement	-	-	153,000
Impairment of advances to Immunovative
Therapies, LTD, for future stock ownership	-	2,665,050	3,533,214
Amortization of debt discount to interest expense	539,001	3,410	562,817
Depreciation and amortization	48,083	8,245	94,670
Loss on conversion of debt	321,000	-	321,000
Decrease (increase) in assets
Other receivables	5,915	(109,900)	(1,991)
Prepaid expenses	19,534	(14,928)	16,758
Increase (decrease) in liabilities
Accounts payable	85,435	147,524	232,977
Accrued salaries and wages	-	7,846	-
Accrued interest	53,339	(31,600)	41,191
Accrued expenses	(4,611)	96,678	86,277
Accrued professional fees	(184,703)	(98,832)	(96,437)
Related party payables	-	90,000	(96,884)
Cash used in operating activities	(1,505,163)	(2,519,916)	(4,885,906)

Cash flows from investing activities
Purchase of equipment	(5,134)	(2,940)	(28,954)
Purchase of intangible asset - domain name	-	(7,893)	(7,893)
Purchase of license	(168,750)	-	(168,750)
Advance to acquire Pilus Energy, LLC	(70,000)	-	(70,000)
Advances to Immunovative Therapies LTD, for
future stock ownership	-	(2,665,050)	(3,533,214)
Cash used in investing activities	(243,884)	(2,675,883)	(3,808,811)

Cash flows from financing activities
Proceeds from notes payable	136,425	150,000	361,425
Repayment of note payable to former chief
executive officer	-	(52,364)	(125,503)
Sale of common stock	141,350	5,191,123	7,402,827
Proceeds from convertible debentures	1,378,713	-	1,553,713
Commissions paid on sale of common stock	-	(643,956)	(643,956)
Cash provided by financing activities	1,656,488	4,644,803	8,548,506

Foreign currency translation effect	7,153	2,243	34,296
Net increase / (decrease) in cash	(85,406)	(548,753)	(111,915)

Cash, beginning of period	143,034	619,624	169,543
Cash, end of period	$57,628	$70,871	$57,628

See accompanying notes to unaudited consolidated financial statements.

TAURIGA SCIENCES, INC. AND SUBSDIARY
(Formerly Immunovative, Inc. and Subsidiary)
(A DEVELOPMENT STAGE COMPANY)
 CONSOLIDATED STATEMENTS OF CASH FLOWS

			Period from
			December 12, 2011
			(Inception of
	For the Nine Months Ended		Development)
	December 31,		to December 31,
	2013	2012	2013

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Interest and Taxes Paid	$-	$-	$-

NON CASH ITEMS
Conversion of accounts payable to common
stock	$-	$(65,000)	$(95,559)
Conversion of convertible notes payable to common stock	$(1,378,354)	$(179,572)	$(1,557,926)
Issuance of common stock to settle commissions
on private placement offering	$-	$(689,000)	$(689,000)
Conversion of accrued interest on Caete Invest
& Trade, S.A. to common stock	$-	$(46,247)	$(46,247)
Purchase of intangible asset - domain name with
common stock	$-	$(25,000)	$(25,000)
Investments in available for sale securities	$(250,000)	$-	$(250,000)
Impairment of available for sale securities	$(200,000)	$-	$(200,000)
Comprehensive loss	$200,000	$-	$200,000
Investment in Green Hygienics, Inc.	$(106,250)	$-	$(106,250)
Issuance of common stock	$778	$88	$876
Additional paid in capital	$2,788,242	$1,004,731	$3,823,522
Beneficial conversion features	$(848,014)	$(37,500)	$(940,405)
Additional paid in capital	$848,014	$37,500	$940,405
Deferred financing costs	$85,435		$85,435
Licensing Agreement - Warrant	$(1,139,851)		$(1,139,851)

See accompanying notes to unaudited consolidated financial statements.

TAURIGA SCIENCES, INC. AND SUBSIDIARY
(Formerly Immunovative, Inc. and Subsidiary)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
For the period from inception December 12, 2011 to December 31, 2013

					Deficit
				Deficit	accumulated	Accumulated
			Additional	accumulated	during the	other	Total
	Number of		paid-in	from prior	development	comprehensive	stockholders'
	shares	Amount	capital	operations	stage	income (loss)	deficit
Balance at December 11, 2012 (inception)	82,924,466	$829	$15,602,529	$(14,593,526)	$-	$(31,157)	$978,675
Sale of common stock under private placement
agreements at $0.05 per share	6,624,332	66	331,150				331,216
Issuance of shares under consulting agreements
between $0.10 and $0.14 per share	14,845,000	148	2,008,152				2,008,300
Issuance of shares in connection with settlement
agreements at $0.14 per share	1,565,000	16	199,484				199,500
Vesting of stock-based compensation			137,247				137,247
Conversion of accrued expenses to common
stock	709,090	7	77,993				78,000
Conversion of convertible debt to common
stock	10,000,000	100	1,013,950				1,014,050
Issuance of stock options			1,400,000				1,400,000
Net loss for the period April 1, 2011
to December 11, 2011				(1,650,711)			(1,650,711)
Net loss for the period December 12, 2011
(inception of development) to March 31, 2012					(4,595,168)		(4,595,168)
Translation adjustment						28,914	28,914

Balance March 31, 2012	116,667,888	$1,166	$20,770,505	$(16,244,237)	$(4,595,168)	$(2,243)	$(69,977)
Sale of common stock under private placement
agreements at $0.10 to $0.15 per share	48,844,286	489	5,190,633				5,191,122
Amendment to former chief executive officer's
employment agreement at $0.10 per share	2,500,000	25	249,975				250,000
Issuance of shares under consulting contract for
strategic planning officer at $0.10 per share	2,500,000	25	249,975				250,000
Issuance of shares to purchase domain name at
$0.125 per share	200,000	2	24,998				25,000
Issuance of shares under consulting contracts
at $0.10 to $0.29 per share	30,878,983	308	4,505,881				4,506,189
Issuance of shares to convert Caete Invest &
Trade, S.A. debt under conversion agreement	2,720,000	27	225,792				225,819
Conversion of accounts payable at $0.10 per
share	1,592,920	16	95,559				95,575
Stock issued for commissions under private
placement agreements	5,335,000	53	688,947				689,000
Commission expense paid with stock issuances
under private placements			(689,000)				(689,000)
Commission paid under private placement
agreements in cash			(643,956)				(643,956)
Issuance of shares to CEO under employment
contract for achieving capital raise goal of
$7,500,000 at $0.25 per share	2,500,000	25	624,975				625,000
Issuance of shares to former CEO under employ-
ment contract for achieving capital raise
goal of $7,500,000 at $0.25 per share	2,500,000	25	624,975				625,000
Issuance of shares to CEO in lieu of salary at a
price of $0.04 to $0.24 per share	360,000	4	47,396				47,400
Issuance of shares to JMJ Financial to obtain
loan at $0.15 per share	200,000	2	29,998				30,000
Beneficial conversion feature related to JMJ
Financial			92,391				92,391
Issuance of shares to CEO as signing bonus
under employment contract at $0.20 per share	1,500,000	15	299,985				300,000
Issuance of shares to CEO as additional
compensation at $0.04 per share	4,000,000	40	159,960				160,000
Issuance of shares to CFO under consulting
agreement at $0.06 to $0.20 per share	2,000,000	20	246,480				246,500

See accompanying notes to unaudited consolidated financial statements.

TAURIGA SCIENCES, INC. AND SUBSIDIARY
(Formerly Immunovative, Inc. and Subsidiary)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
For the period from inception December 12, 2011 to December 31, 2013

					Deficit
				Deficit	accumulated	Accumulated
			Additional	accumulated	during the	other	Total
	Number of		paid-in	from prior	development	comprehensive	stockholders'
	shares	Amount	capital	operations	stage	income (loss)	deficit

Issuance of shares to company attorneys for
services rendered at $0.10 to $0.25 per share	2,150,000	22	287,478				287,500
Consulting contract vesting amortization
adjustment			(2,082,680)				(2,082,680)
Translation adjustment						982	982
Net loss for the year ended March 31, 2013					(11,146,507)		(11,146,507)

Balance at March 31, 2013	226,449,077	$2,264	$31,000,267	$(16,244,237)	$(15,741,675)	$(1,261)	$(984,642)

Issuance of shares to former chief financial
officer at $0.04 to $0.07 per share	360,000	4	15,896				15,900
Issuance of shares for cash at $0.01 to $0.06
per share	4,569,848	46	141,304				141,350
Issuance of shares to chief executive officer
at $0.02 to $0.08 per share	7,790,000	79	465,921				466,000
Issuance of shares to chief operating officer
at $0.02 to $0.09 per share	5,250,000	53	342,447				342,500
Issuance of shares to convert convertible debt
at $0.02 to $0.09 per share	63,635,121	636	1,202,718				1,203,354
Issuance of shares to consultants at $0.02 to
$0.09 per share	80,461,224	803	2,134,435				2,135,238
Contribution of 2,500,000 shares by chief
executive officer to finalize licensing agreement
at $0.04			106,250				106,250
Issuance of shares to settle accounts payable
at $0.04 per share	1,500,000	15	59,985				60,000
Issuance of shares for loan commitment fee
at $0.03 per share	7,000,000	70	209,930				210,000
Issuance of shares for available for sale
investments $0.06 per share	4,347,826	43	249,957				250,000
Beneficial conversion feature of convertible
notes			848,014				848,014
Stock-based compensation vesting			26,837				26,837
Strategic alliance warrant valuation			1,139,851				1,139,851
Impairment of available for sale securities						(200,000)	(200,000)
Net loss for the nine months ended
December 31, 2013					(5,489,199)		(5,489,199)
Translation adjustment						7,153	7,153

Balance at December 31, 2013	401,363,096	$4,013	$37,943,812	$(16,244,237)	$(21,230,874)	$(194,108)	$278,606

See accompanying notes to unaudited consolidated financial statements.

 TAURIGA SCIENCES, INC. AND SUBSIDIARY
(Formerly Immunovative, Inc. and Subsidiary)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013
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

In May 2011, the Company had entered into an exclusive memorandum of understanding with Immunovative Therapies, Ltd. (“ITL”) (an Israeli company) whereby the Company would acquire a subsidiary of ITL. On December 12, 2011, the Company terminated this memorandum of understanding and entered into a License Agreement (the “License Agreement”) with ITL, pursuant to which the Company received an immediate exclusive and worldwide license to commercialize all the Licensed Products based on ITL’s current and future patents and a patent in-licensed from the University of Arizona. The license granted covered two experimental products for the treatment of cancer in clinical development called AlloStim TM and Allo Vax TM (“Licensed Products”). On May 8, 2012, the Company changed its name to Immunovative, Inc. to better reflect its new direction on the development and commercialization of the next generation of immunotherapy treatments.

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

On March 13, 2013, the Company changed its name to Tauriga Sciences, Inc. to better reflect its new direction.  The Company traded under the symbol “TAUG” beginning on April 9, 2013.

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

On October 29, 2013, the Company entered into a strategic alliance agreement with Bacterial Robotics, LLC (Bacterial Robotics), hereinafter referred to as the “Parties”. Bacterial Robotics owns certain patents and/or other intellectual property related to the development of genetically modified micro-organisms (GMOs) and GMOs tailored to perform one of more specific functions, one such GMO being adopted to clean polluting molecules from wastewater, such GMO being referred to herein as the existing BoctoBot Technology (the BR Technology). Bacterial Robotics is developing a whitepaper to deliver to the Company for acceptance. Upon acceptance by the Company, the Parties will form a strategic relationship through the formation of a joint venture in which the Company will be the majority and controlling owner which will use the NuclearBot Technology to further the growth of the nuclear wastewater treatment market. The intent is for Bacterial Robotics to issue a 10 year license agreement.

On November 25, 2013, the Company executed a definitive agreement to acquire Pilus Energy, LLC (“Pilus”), a Ohio limited liability company and a developer of alternative cleantech energy platforms using proprietary microbial solutions that creates electricity while consuming polluting molecules from wastewater (The wastewater is a $10 billion industry).  Pilus is converging digester, fermenter, scrubber, and other proven technologies into a scalable Electrogenic Bioreactor (“EBR”) platform.  This transformative technology is the basis of the Pilus Cell™.  The EBR harnesses genetically enhanced bacteria, also known as bacterial robots, or BactoBots™, that remediate water, harvest direct current (“DC”) electricity, and produce economically important gases.  The EBR accomplishes this through bacterial metabolism, specifically cellular respiration of nearly four hundred carbon and nitrogen molecules.  Pilus’ highly metabolic bacteria are non-pathogenic.   Because of the mediated biofilm formation, these wastewater-to-value BactoBots resist heavy metal poisoning, swings of pH, and survive in a 4-to-45 degree Celsius temperature range.  Additionally, the BactoBots are anaerobically and aerobically active, even with low BOD/COD.  On January 28, 2014, the acquisition was completed.  Pilus will operate as a wholly-owned subsidiary of the Company.  As a condition of the acquisition, Pilus will get one seat on the board of directors, and the shareholders of Pilus will receive 100,000,000 shares of common stock of the Company, which represented a fair market value of approximately $2,000,000.  In addition, the Company paid Bacterial Robotics, LLC (“BRLLC”), formerly the parent company of Pilus, $50,000 at closing.  In total, the Company paid BRLLC $125,000, which is inclusive of fees contractually owed for strategic alliance, definitive agreement, and the completion of Pilus.

TAURIGA SCIENCES, INC. AND SUBSIDIARY
(Formerly Immunovative, Inc. and Subsidiary)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013
(unaudited)

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

Going Concern

As indicated in the accompanying consolidated financial statements, the Company has incurred net operating losses of $5,489,199 for the nine months ended December 31, 2013. Since inception of development stage, the Company has incurred net losses of $21,230,874. Management’s plans include the raising of capital through equity markets to fund future operations and cultivating new license agreements or acquiring ownership in medical companies. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses, acquire new license agreement or ownership interests in medical companies and generate adequate revenues, there can be no assurances that the revenues will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. However, the accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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
December 31, 2013
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
December 31, 2013
(unaudited)

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2013. The respective carrying value of certain financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash, accounts payable, accrued expenses and due to related parties.

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

As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by ASC 740 and concluded that the tax position of the Company does meet the more-likely-than-not threshold as of December 31, 2013.

Recent Accounting Pronouncements

Management does not believe any other recently issued but not yet effective accounting pronouncements, if adopted, would have an effect on the accompanying consolidated financial statements.

TAURIGA SCIENCES, INC. AND SUBSIDIARY
(Formerly Immunovative, Inc. and Subsidiary)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013
(unaudited)

NOTE 3 – EQUIPMENT

The Company’s equipment is as follows:

	December 31,	March 31,
	2013	2013	Estimated Life

Computer and office equipment	$55,085	$49,951	5 years
Less: accumulated depreciation	28,232	21,569
	$26,853	$28,382

NOTE 4 – INTANGIBLE ASSETS

Intangible assets consist of the cost of: (1) a license fee with Green Hygienics, Inc. (see Notes 1, 5 and 8). The Company has paid cash of $143,750 and the chief executive officer contributed 2,500,000 shares of the Company's common stock valued at $106,250 for a total license fee value of $250,000 and (2) A strategic alliance agreement to utilize technology owned by Bacterial Robotics in the cleansing of nuclear wastewater created by the operation of a nuclear power plant. The company paid cash of $25,000 and issued a warrant for up to 75,000,000 shares of the Company's common stock valued at $1,139,851. The Company’s intangible assets are as follows:

	December 31,	March 31,
	2013	2013	Estimated Life

Licensing fee	$1,414,851	$-	5 years
Less: accumulated amortization	41,420	-
	$1,373,431	$-

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

As of December 31, 2013, the Company has paid $143,750 of the $250,000 licensing fee in cash and the Chief Executive Officer contributed 2,500,000 shares of common stock of the Company in lieu of the remaining $106,250.  The Company will amortize the licensing fee over the five year life of the licensing agreement.

Bacterial Robotics, LLC

On October 29, 2013, the Company entered into a strategic alliance agreement between the Company and Bacterial Robotics, LLC (the Parties) to develop a relationship for the research and development of the NuclearBot Technology that will be marketed and monetized pursuant to a Definitive Agreement. Accordingly, subject to the terms of this agreement, (a) Bacterial Robotics agrees to develop a whitepaper which may be delivered as a readable electronic file, on the subject of utilizing the NuclearBot Technology in the cleansing of nuclear wastewater created in the operation of a nuclear power plant (the "Whitepaper"), which Bacterial Robotics shall deliver to the Company within ninety (90) days of the agreement, which may be extended upon mutual agreement based upon unexpected complexities, and (b) the Parties agree to use commercially reasonable efforts in good faith to (1) identify prospective pilot programs, projects and opportunities for the NuclearBot Technology for the Parties to strategically and jointly pursue, (2) enter into a joint venture, in which the Company will be the majority and controlling owner, for the purpose of (A) marketing and selling products and services utilizing the NuclearBot Technology, (B) sublicensing the NuclearBot Technology and (C) owning all improvements to the NuclearBot Technolgoy, and other inventions and intellectual property, jointly developed by the Parties and (3) negotiate its terms and conditions of Definitive Agreements. As consideration for the Strategic Alliance, the Company issued a $25,000 deposit upon signing the agreement. Additionally, the Company issued a 5 year warrant for up to 75,000,000 shares of the Company's common stock with a value of $1,139,851.

TAURIGA SCIENCES, INC. AND SUBSIDIARY
(Formerly Immunovative, Inc. and Subsidiary)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013
(unaudited)

NOTE 6 – CONVERTIBLE NOTES AND NOTES PAYABLE

Convertible Notes Payable

During the period of February 22, 2013 to December 31, 2013, the Company entered into 8% convertible promissory notes with various individuals aggregating $361,425. The notes are unsecured and are due 180 days from the date of issue. Should the notes not be repaid at the respective maturity date, the lender has the right to convert the unpaid principal and interest into common stock of the Company at $0.025 per share. During the nine months ended December 31, 2013, $265,000 of the notes were converted into 10,600,000 shares of the Company's common stock. The balance at December 31, 2013 was $96,425.

On October 19, 2012, the Company entered into a one year convertible promissory note agreement for $445,000 with JMJ Financial, a California based institutional investor. The note is non-interest bearing for the first 90 days and subsequent to that, the note has an interest rate of 5% per annum. The note, at the holder’s option, is convertible at $0.15 per share and if the price per share at the time of conversion is greater than $0.15 per share, on average for the previous 25 trading days, the conversion rate shall have a 25% discount, with the minimum price of $0.15 per share. The Company paid an origination fee of 200,000 shares of its common stock to secure the loan. On November 14, 2012, the Company received $150,000 and an additional $25,000 on March 27, 2013. The 25% discount created a beneficial conversion feature at the commitment date aggregating $37,500 representing a discount which is being accreted monthly from the issuance date of the note through maturity and is recorded as additional interest expense. At March 31, 2013, the loan balance is $106.425, net of unamortized discount of $68,575. During the nine months ended December 31, 2013, the Company issued 9,900,000 shares of its common stock to convert the note. Under the terms of the original agreement, approximately 4,125,000 shares were required to be issued. To entice the conversion, the Company issued an additional 5,775,000 shares resulting in a loss on conversion of $321,000.

The Company during the nine months ended December 31, 2013 and at various times has entered into convertible debt instruments with interest rates ranging between 8 and 10% per annum. The total proceeds from the notes aggregated $1,378,713. The notes are convertible into shares of the Company's common stock with varying price ranges. During the nine months ended December 31, 2013, the Company recorded a beneficial conversion feature of $848,014. At December 31, 2013, the Convertible notes were carried at $558,773 net of unamortized discount of $377,589.

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
December 31, 2013
(unaudited)

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

During the nine months ended December 31, 2013, the Company issued to its chief financial officer 360,000 shares of its common stock at $0.04 to $0.07 per share for services rendered in accordance with his consulting contract.

During the nine months ended December 31, 2013, the Company issued 4,569,848 shares of its common stock in exchange for $141,350.

During the nine months ended December 31, 2013, the Company issued to its chief executive officer a total of 7,790,000 shares of its common stock at prices ranging from $0.02 to $0.08 per share for services in lieu of cash compensation.

During the nine months ended December 31, 2013, the Company issued to its chief operating officer a total of 5,250,000 shares of its common stock at prices ranging from $0.02 to $0.09 per share for services in lieu of cash compensation.

During the nine months ended December 31, 2013, the Company issued collectively 63,635,121 at prices ranging from $0.02 to $0.09 per share for the conversion of a $1,203,354 convertible debt.

During the nine months ended December 31, 2013, the Company issued to various consultants collectively 80,461,224 shares of its common stock at prices ranging from $0.02 to $0.09 per share.

During the nine months ended December 31, 2013, the Company issued 1,500,000 at $0.04 per share in settlement of legal fees.

During the nine months ended December 31, 2013, the Company issued 7,000,000 shares at $0.03 per share for a commitment fee relating to a convertible debt arrangement.

During the nine months ended December 31, 2013, the Company issued 4,387,826 shares of its common stock to Green Hygienics in connection with a license agreement.

During the nine months ended December 31, 2013, the chief executive officer contributed 2,500,000 shares to the Company to fully pay up the Green Hygienics license fee. The shares were valued at $0.04 per share totaling $106,250.

TAURIGA SCIENCES, INC. AND SUBSIDIARY
(Formerly Immunovative, Inc. and Subsidiary)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013
(unaudited)

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

Warrants for Common Stock

The following table summarizes the activity of the warrants for common stock issued in 2010 in connection with consulting agreements outstanding as at December 31, 2013:

	Number of Warrants	Exercise Price	Expiration Date

Balance March 31, 2013	394,465	$0.75	8/2014
Exercised	-

Balance December 31, 2013	394,465

The warrants were valued utilizing the following assumption employing the Black-Scholes Pricing Model:

Volatility	241.65% to 244.92%
Risk-free rate	1.34% to 0.41%
Dividend	-
Expected life of warrants	3

Stock Options

On February 1, 2012, the Company awarded 5,000,000 options to purchase common shares to its former Chief Executive Officer and 5,000,000 options to purchase common shares to the vice president – strategic planning, currently the Chief Executive Officer. These options vested immediately and were for services performed. The Company recorded stock-based compensation expense of $1,400,000 for the issuance of these options. The following weighted average assumptions were used for Black-Scholes option-pricing model to value these stock options:

Volatility	220%
Expected dividend rate	-
Expected life of options in years	10
Risk-free rate	1.87%

A summary of option activity as of December 31, 2013, and changes during the period then ended, is presented below:

Weighted
	Weighted		Average
	Average		Remaining	Aggregate
	Exercise	Number of	Contractual	Intrinsic
Options	Price	Shares	Term	Value

Balance March 31, 2013	$0.10	10,000,000	8.92	$400,000
Options granted	-	-	-	-
Options exercised	-	-	-	-
Options cancelled/forfeited	-	-	-	-
Balance at December 31, 2013	$0.10	10,000,000	8.92	$400,000
Exercisable at December 31, 2013	$0.10	10,000,000	8.92	$400,000

TAURIGA SCIENCES, INC. AND SUBSIDIARY
(Formerly Immunovative, Inc. and Subsidiary)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013
(unaudited)

In connection with the strategic alliance with Bacterial Robotics, LLC, the Company isued on October 29, 2013 a warrant to acquire up to 75,000,000 shares of the Company’s Common stock. The warrant was valued at $1,139,851 utilizing the Black-Scholes option-pricing model. The assumptions utilized in the claculations are as follows:

Volatility	168.32%
Expected dividend rate	-
Expected life of warrant in years	5
Risk-free rate	1.27%

A summary of Warrant activity as of November 31, 2013 is presented below:

	Number of Warrants Outstanding	Exercise Price	Exercise Date
Balance March 31, 2013	-	-	-
Granted - October 29, 2013	75,000,000	$10.026	October 29, 2018
Exercised	-
Cancelled	-
Balance December 31, 2013	75,000,000

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

The Company is liable for an additional $25,000 in connection with the strategic alliance agreement with Bacterial Robotics, LLC.

NOTE 10 – SUBSEQUENT EVENTS

On January 28, 2014 (the "Closing Date"),the Company completed its acquisition of Pilus Energy LLC, an Ohio limited liability company (“Pilus Energy”), pursuant to the terms of an Agreement and Plan of Merger, as amended by Amendment No.1 to the Agreement and Plan of Merger, dated January 28, 2014 (collectively, the “Merger Agreement”) by and among the Company, Pilus Acquisition, LLC, an Ohio limited liability company (“Pilus Acquiror”), Bacterial Robotics, LLC, an Ohio limited liability company (“BR”), Pilus Energy, Daniel J. Hassett, PhD, (“Hassett”) and Cody Harrison (“Harrison”), and such other individuals who joined as parties to the Merger Agreement by execution of a joinder agreement prior to the closing of the merger transaction.

Pursuant to the terms of the Merger Agreement, on the Closing Date, Pilus Acquiror merged with and into Pilus Energy, with Pilus Energy being the surviving entity and becoming a wholly owned subsidiary of the Company. The Company will pay BR a total cash consideration of $50,000, payable by February 20, 2014, in connection with the Merger Agreement, and issued Warrants exercisable for up to 100 million shares of Common Stock of the Company (the “Warrants”) to BR, its members and Pilus Energy’s members, who each exchanged, on a pro-rata basis, their membership interests in BR and Pilus Energy for the Warrants.

In addition, the parties to the Merger Agreement, dated November 25, 2013, agreed to amend certain covenants and closing conditions thereto prior to the closing of the Merger. The material changes set forth in the Amendment No. 1 to the Merger Agreement included: (i) the elimination of the covenant that the Company complete a reverse stock split as a condition to closing of the Merger, (ii) a replacement of the requirement to raise $2.25 million by the Company within 180 days of execution of the Merger Agreement,  with a requirement that the Company instead agreed to pay BR (a) $75,000 upon the receipt by the Company of the first $1 million of funding for pilot programs or other projects utilizing the intellectual property assigned to the Company by Pilus Energy as part of the Merger and (b) $100,000 upon receipt by the Company of a second $1 million in funding by the Company for the purpose of funding projects that use the intellectual property acquired in the merger, (iii) revise certain Intellectual Property sections of the Merger Agreement to reflect the right to use certain Trademarks and Trade Secrets by Tauriga, (iv) add a covenant that the Company will cover the costs related to Pilus Energy’s intellectual property following the consummation of the Merger, (v) add a covenant that Tauriga  shall establish a stock option plan for BR, (vi) add a guarantee that key man insurance is in place by the closing of the Merger, (vi) address a plan for management of Pilus Energy following the merger, and (vii) revise the Merger Agreement to reflect the Assignment (and ownership) of certain Pilus Energy intellectual property, rather than the granting of a License to use such intellectual property.

In connection with the closing of the merger, BR, Jason E. Barkeloo, the Chief Executive Officer of BR, Hassett, Harrison and each member of Pilus Energy entered a Release and Covenant Not to Sue in favor of the Company, and a Standstill and Voting Agreement with the Company, agreeing to restrictions on acquisition of additional Company capital stock, transactions involving Company or proxy solicitations.  The BR and Pilus Energy members that were not previously a party to the Merger Agreement (at the time of initial signing on November 25, 2013), also signed a Joinder Agreement binding them to the terms of the Merger Agreement prior to the Closing.

Subsequent to December 31, 2013, the Company issued 54,557,827 shares in connection with the Conversion of Convertible Notes and issued 67,014,000 in connection with consulting agreements.

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

On October 29, 2013, the Company entered into a strategic alliance agreement with Bacterial Robotics, LLC (Bacterial Robotics), hereinafter referred to as the "Parties". Bacterial Robotics owns certain patents and/or other intellectual property related to the development of genetically modified micro-organisms (GMOs) and GMOs tailored to perform one of more specific functions, one such GMO being adopted to clean polluting molecules from wastewater, such GMO being referred to herein as the existing BoctoBot Technology (the BR Technology). Bacterial Robotics is developing a whitepaper to deliver to the Company for acceptance. Upon acceptance by the Company, the Parties will form a strategic relationship through the formation of a joint venture in which the Company will be the majority and controlling owner which will use the NuclearBot Technology to further the growth of the nuclear wastewater treatment market.  The intent is for Bacterial Robotics to issue a 10 year license agreement.

On November 25, 2013, the Company executed a definitive agreement to acquire Pilus, a developer of alternative cleantech energy platforms using proprietary microbial solutions that creates electricity while consuming polluting molecules from wastewater (The wastewater is a $10 billion industry).  Pilus is converging digester, fermenter, scrubber, and other proven technologies into a scalable Electrogenic Bioreactor (“EBR”) platform.  This transformative technology is the basis of the Pilus Cell™.  The EBR harnesses genetically enhanced bacteria, also known as bacterial robots, or BactoBots™, that remediate water, harvest direct current (“DC”) electricity, and produce economically important gases.  The EBR accomplishes this through bacterial metabolism, specifically cellular respiration of nearly four hundred carbon and nitrogen molecules.  Pilus’ highly metabolic bacteria are non-pathogenic.   Because of the mediated biofilm formation, these wastewater-to-value BactoBots resist heavy metal poisoning, swings of pH, and survive in a 4-to-45 degree Celsius temperature range.  Additionally, the BactoBots are anaerobically and aerobically active, even with low BOD/COD.  On January 28, 2014, the acquisition was completed.  Pilus will operate as a wholly-owned subsidiary of the Company.  As a condition of the acquisition, Pilus will get one seat on the board of directors, and the shareholders of Pilus will receive 100,000,000 shares of common stock of the Company, which represented a fair market value of approximately $2,000,000.  In addition, the Company paid Bacterial Robotics, LLC (“BRLLC”), formerly the parent company of Pilus, $50,000 at closing.  In total, the Company paid BRLLC $125,000, which is inclusive of fees contractually owed for strategic alliance, definitive agreement, and the completion of Pilus.

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

The following Management Discussion and Analysis should be read in conjunction with the consolidated financial statements and accompanying notes included in this Form 10-Q.

RESULTS OF OPERATIONS

Three months ended December 31, 2013 compared to the three months ended December 31, 2012

Revenue. The Company is currently developing its business, and as a result has no products or services to offer and no revenues.

Selling, General and Administrative Expenses. For the three months ended December 31, 2013, selling, general and administrative expenses were $1,162,138 compared to $2,703,686 for the same period in 2012.

Impairment of advances to Immunovative Therapies, Ltd. for future stock ownership. For the three months ended December 31, 2013, the impairment expense was $0 compared to $885,000 for the same period in 2012. The Company, under the license agreement with Immunovative Therapies, Ltd., advanced funding to facilitate research and development. The Company impaired the advances as the value was undeterminable at the time.

Net Loss. We generated net losses of $1,599,159 for the three months ended December 31, 2013 compared to $3,592,683 for the same period in 2012, a decrease of 43.8%.

Nine months ended December 31, 2013 compared to the nine months ended December 31, 2012

Revenue. The Company is currently developing its business, and as a result has no products or services to offer and no revenues.

Selling, General and Administrative Expenses. For the nine months ended December 31, 2013, selling, general and administrative expenses were $4,460,880 compared to $5,479,420 for the same period in 2012. The expense for 2013 is primarily composed of a stock-based compensation ($3,101,043), accounting fees ($103,015), legal fees ($207,748), and consulting fees ($272,568).

Impairment of advances to Immunovative Therapies, Ltd. for future stock ownership. For the nine months ended December 31, 2013, the impairment expense was $0 compared to $2,714,049 for the same period in 2012. The Company, under the license agreement with Immunovative Therapies, Ltd., advanced funding to facilitate research and development. The Company impaired the advances as the value was undeterminable at the time.

Net Loss. We generated net losses of $5,489,199 for the nine months ended December 31, 2013 compared to $8,207,636 for the same period in 2012, a decrease of 33.2%.

Liquidity and Capital Resources

We continue to fund our operations through private placement offerings and other financings.

During the nine months ending December 31, 2013, the Company sold 4,569,248 shares of common stock for a total of $141,350.

During the nine months ending December 31, 2013, the Company issued Convertible Notes aggregating $1,515,138.

At December 31, 2013, we had cash and cash equivalents of $67,628 compared to $143,034 at March 31, 2013.

Cash Flows

Net cash used in operating activities amounted to $4,885,906 for the period from December 12, 2011 (inception of Development Stage) to December 31, 2013. Net cash used in operating activities for the nine months ended December 31, 2013 and 2012 was $1,505,163 and $2,519,916, respectively.

During the nine months ended December 31, 2013, we used $243,884 in investing activities, primarily the acquisition of the license agreement.

During the nine months ended December 31, 2012, we used $2,675,883 in investing activities primarily related to the advances to Immunovative Therapies LTD, for future stock ownership.

During the period from inception December 12, 2011 (inception of the Development Stage) to December 31, 2013, we generated $8,548,506 net of $643,956 in cash paid for commission and issued 5,335,000 shares of the common stock for commission paid with stock.

During the nine months ended December 31, 2013, we generated cash from financing activates of $1,656,488 primarily from the sale of common stock. During the nine months ended December 31, 2012, we generated cash from financing activities of $4,644,803 primarily from the sale of common stock.

We do not believe that our cash on hand at December 31, 2013 will be sufficient to fund our license agreement requirements if all the conditions of the license agreement required of the licensor are met. We will continue to seek additional equity financing. However, there is no assurance that we will be successful in our equity private placements.

Going Concern Qualifications

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had no revenue and net losses of $5,489,199 for the period ended December 31, 2013 compared to sales of $0 and net loss of $8,207,636 for the nine months ended December 31, 2012. As discussed in Note 1 to the financial statements, since inception of the Development Stage (December 12, 2011) the Company had losses of $21,230,874 and there are existing uncertain conditions which the Company faces relative to its obtaining financing and capital in the equity markets. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company had working capital deficit and accumulated deficit during the development stage of $1,277,112 and $21,230,874, respectively, at December 31, 2013, and used cash in operations of $1,505,163 in the nine months ended December 31, 2013. The Company is highly dependent on its ability to continue to obtain investment capital from future funding opportunities to fund the current and planned operating levels. The unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to bring in income generating activities and its ability to continue receiving investment capital from future funding opportunities. No assurance can be given that the Company will be successful in these efforts.

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

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of December 31, 2013, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the nine months ended December 31, 2013, the Company issued to its chief financial officer 360,000 shares of its common stock at $0.04 to $0.07 per share for services rendered in accordance with his consulting contract.

During the nine months ended December 31, 2013, the Company issued 4,569,808 shares of its common stock in exchange for $141,350.

During the nine months ended December 31, 2013, the Company issued to its chief executive officer a total of 7,790,000 shares of its common stock at prices ranging from $0.02 to $0.08 per share for services in lieu of cash compensation.

During the nine months ended December 31, 2013, the Company issued to its chief operating officer a total of 5,250,000 shares of its common stock at prices ranging from $0.02 to $0.04 per share for services in lieu of cash compensation.

During the nine months ended December 31, 2013, the Company issued collectively 63,635,121 at prices ranging from $0.02 to $0.09 per share for the conversion of convertible notes.

During the nine months ended December 31, 2013, the Company issued to various consultants collectively 87,461,264 shares of its common stock at prices ranging from $0.02 to $0.09 per share.

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

TAURIGA SCIENCES, INC. (formerly Immunovative, Inc.) (Registrant)

Date: February 19, 2014	By:	/s/ Seth Shaw
Seth Shaw
Chief Executive Officer and Interim Chief Financial Officer