Form 10-K
period 2014-03-31
TAURIGA SCIENCES, INC.
filed 2014-07-15
CIK 1142790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2014

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______.

Commission File Number: 000-53723

 TAURIGA SCIENCES, INC.

(Exact name of registrant as specified in its charter)

Florida	65-1102237
(State or other jurisdiction	(IRS Employee
of incorporation or organization)	Identification No.)

39 Old Ridgebury Road
Danbury, CT	06180
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (514) 840-3697

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

 Common Stock, $0.00001 Par Value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [  ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [  ] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]	Accelerated Filer [ ]	Non-Accelerated Filer [ ]	Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [X] No

On September 30, 2013, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $9,804,704.4, based upon the closing price on that date of the Common Stock of the registrant on the OTC Bulletin Board system of $0.03. For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its Common Stock are deemed affiliates of the registrant.

As of as of July 10, 2014 the registrant had 707,856,866 shares of its Common Stock, $0.00001 par value, outstanding and/or issuable.

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

On May 31, 2013, the Company signed an exclusive North American license agreement with Green Innovations, Inc. (“Green Innovations”) for the commercialization of Bamboo-Based “100% Tree Free” products including hospital grade biodegradable disinfectant wipes. This 5 year license agreement functioned such that profits were to be split equally between Tauriga and Green Innovations. In consideration for such agreement Tauriga agreed to pay Green Innovations $250,000 USD and 4,347,826 shares of TAUG common stock. Tauriga received 625,000 shares of Green Innovations common stock as well. The agreement was later amended and completed for the following consideration: Tauriga paid Green Innovations a total of $143,730 USD and an additional 2,500,000 shares of TAUG common stock (for an aggregate share issuance of 6,847,826 shares). As of Year End March 31, 2014, Tauriga has not generated any revenues from the license agreement. And this agreement expires on June 01, 2018.

On October 29, 2013 the Company entered into a Strategic Alliance with Synthetic Biology Pioneer Bacterial Robotics LLC to Develop And Commercialize Industry Specific Bacterial Robots “BactoBots”. Under terms of the Agreement the companies will jointly develop a nuclear industry-specific Bacterial Robot (“BactoBots(TM)”). BactoBots are ubiquitous microscopic robots applicable to therapeutics, wastewater, and chemicals. Specifically, Bacterial Robotics owns a family of intellectual property beginning with U.S Patent # 8,354,267 B2 that relates generally to genetically enhanced bacteria that conduct specific functions. Bacterial Robotics initial focus with Tauriga is developing a proprietary BactoBot to remediate wastewater generated by nuclear energy production.

On November 25, 2013, the Company entered a definitive agreement to acquire Cincinnati, Ohio based Pilus Energy LLC (“Pilus Energy”), a developer of alternative cleantech energy platforms using proprietary microbial solutions that creates electricity while consuming polluting molecules from wastewater. Upon consummation of the proposed transaction, which has been unanimously ratified by Tauriga’s board of directors, Pilus Energy will become a wholly-owned subsidiary of Tauriga. In addition certain advisors of Pilus Energy will be incorporated into the existing management team of Tauriga and will report directly to the Company’s Chief Executive Officer, Dr. Stella M. Sung. A total of $100,000 was paid by Tauriga to Bacterial Robotics in connection with the execution of this November 2013 definitive agreement for the acquisition of Pilus Energy.

On January 28, 2014, the Company completed the acquisition of Cincinnati, Ohio based synthetic biology pioneer Pilus Energy LLC (“Pilus Energy”). Structurally Pilus Energy will be a wholly owned subsidiary of Tauriga (pursuant to the terms of the definitive agreement) and will maintain its headquarters location in the State of Ohio. The management of Pilus Energy will report directly to both the Chief Executive Officer (“CEO”) and Chief Operating Officer (“COO”) of Tauriga with the expectation that at least one board seat of Tauriga will be allocated to a Pilus Energy affiliate. The Board of Directors of Tauriga Sciences unanimously approved both the previously announced definitive merger agreement on October 25, 2013 as well as the completion of the acquisition inclusive of amended closing terms. In consideration for early closing of this acquisition, shareholders of Pilus Energy received 100,000,000 shares of Tauriga Sciences, Inc. common stock.

Both management teams are highly confident that the capital and liquidity needs will be sufficiently met through commitments from existing institutional investors and progress in non-dilutive funding initiatives (i.e., grants, low interest loans). The main benefits in accelerating the closing of this acquisition are to enhance Tauriga’s access to capital markets and enable the intrinsic value of Pilus Energy’s technology to be realized sooner through demonstrable progress in the commercialization process. Pilus Energy utilizes a proprietary clean technology to convert industrial customer “wastewater” into value. This wastewater-to-value (“WTV”) proposition provides customers with substantial revenue-generating and cost-saving opportunities. Pilus Energy is converging digester, fermenter, scrubber, and other proven legacy technologies into a single scalable Electrogenic Bioreactor (“EBR”) platform. This transformative microbial fuel cell technology is the basis of the Pilus Cell(TM). The EBR harnesses genetically enhanced bacteria, also known as bacterial robots, or BactoBots(TM), that remediate water, harvest direct current (DC) electricity, and produce economically important gases and chemicals. The EBR accomplishes this through bacterial metabolism, specifically cellular respiration of nearly four hundred carbon and nitrogen molecules typically called pollutants in wastewater. Pilus Energy’s highly metabolic bacteria are non-pathogenic. Because of the mediated biofilm formation, these wastewater-to-value BactoBots(TM) resist heavy metal poisoning, swings of pH, and survive in a 4-to-45 degree Celsius temperature range. Additionally, the BactoBots(TM) are anaerobically and aerobically active, even with low biological oxygen demand (“BOD”) and chemical oxygen demand (“COD”).

On February 27, 2014, the Company appointed Dr. Stella M. Sung (its previous Chief Operating Officer) to the positions of Chairman and Chief Executive Officer (“CEO”). In addition, Dr. Sung temporarily maintained her title as Chief Operating Officer as well as Interim Chief Financial Officer. At this time her employment agreement was modified and amended to reflect her new positions with the Company. The outgoing CEO Seth M. Shaw (“Mr. Shaw”) also resigned from the Board of Directors and accepted the position of Vice President, Strategic Planning.

On March 10, 2014, the Company entered into a definitive agreement (“definitive”) to acquire California based Honeywood LLC, developer of a topical medicinal cannabis product (Therapeutic Cream) that currently sells in numerous dispensaries across the state of California. This definitive agreement is valid for a period of 120 days and Tauriga advanced to Honeywood $217,000 USD to be applied towards the final closing requisite cash total and incurred 178,000 in legal fees as of march 31, 2014 in connection with the acquisition.

On March 26, 2014, the Company announced that its wholly owned subsidiary Pilus Energy LLC (“Pilus Energy”) has commenced a five-phase, $1,700,000 USD commercial pilot test (“commercial pilot”) with the Environmental Protection Agency (“EPA”), utilizing Chicago Bridge & Iron Co. (NYSE:CBI) (“CB&I”) Federal Services serving as the third-party-contractor through the EPA’s Test and Evaluation (“T&E”) facility. This five phase commercial pilot will include significant testing of the Pilus Energy Electrogenic Bioreactor (“EBR”) synthetic biology platform for generating value from wastewater. This commercial pilot is of great importance to the Company, because it represents the scale up from the benchtop (laboratory) scale to commercial (industrial) scale. The Metropolitan Sewer District of Greater Cincinnati (“MSDGR”), which is co-located with EPA’s T&E facility, will host the commercial scale EBR prototype at its main treatment plant in Cincinnati.

SUBSEQUENT EVENTS

On March 17, 2014, Black Mountain Equities submitted a conversion notice for the repayment of $65,000 USD principal amount. This conversion for a total of 11,500,000 TAUG shares was not settled until after the year end March 31, 2014, therefore this debt was not removed from the Company’s balance sheet until the first fiscal quarter 2015. Additionally Black Mountain Equities invested $75,000 USD into the Company’s 6 cent private placement during April 2014 (first fiscal quarter 2015).

On March 26, 2014, JMJ Financial sent a conversion notice to the Company for the repayment of $85,000 USD principal amount ($15,000 USD and $70,000 USD separate Notes). While the request was sent prior to year end, the conversion into 9,083,201 TAUG shares did not occur until April 02, 2014. Therefore the debt was not removed from the Company’s balance sheet until the first fiscal quarter of 2015.

On March 28 2014, The Company notified JMJ Financial that it would repay the final outstanding note in principal amount of $75,000 USD for $83,333.00 USD. The Company did not receive the wire instructions from JMJ Financial until April 01, 2014 and proceeded to wire this $83,333.00 USD cash payment to JMJ Financial on April 02, 2014. Therefore this debt was not removed from the Company’s balance sheet until first fiscal quarter of 2015.

On March 30, 2014, the Company notified Redwood Capital that it would repay the final outstanding note in principal amount of $60,000 USD for $77,615.00 USD. On April 14, 2014, the Company proceeded to wire this $77,615.00 USD cash payment to Redwood Capital. Therefore, this debt was not removed from the Company’s balance sheet until first fiscal quarter of 2015. The Company generated this $77,615 USD through its 6 cent private placement; 1,294,167 Restricted TAUG shares were issued for this $77,615.00 USD.

On April 04, 2014, The Company made a cash payment of $50,000 USD to the law firm of Winston and Strawn LLP to settle ALL remaining outstanding legal debts (the arose from the 2013 litigation with Immunovative Therapies Ltd.). There is no longer any debt owed to this law firm and the Company received such acknowledgment from Winston and Strawn via email.

On April 07, 2014, an institutional investor Group 10 Holdings LLC invested $150,000 USD into the Company’s 6 cent private placement for a total of 2,500,000 Restricted TAUG shares.

On April 30, 2014, the Company repaid and retired a convertible note held by Union Capital for the principal amount of $75,000 USD. This was repaid in full for a cash payment of $75,000 USD and a one time Restricted share issuance of 1,500,000 TAUG shares. Therefore this debt was not removed from the Company’s balance sheet until first fiscal quarter of 2015.

Between April 01, 2014 and April 30, 2014 (not reflected in the Year End Results due to the timing of settlements), the Company repaid and retired more than $400,000 USD of convertible notes (principal amounts). This activity will be reflected on the Company’s balance sheet during the first fiscal quarter of 2015 (04/01/2014 - 06/30/2014).

As of July 13, 2014, the Company reported total cash and marketable securities of $664,219.40 USD (of which $33,750 was in the form of marketable securities). Also as of July 13, 2014, the Company reported that its remaining convertible debt was $163,000 USD (principal amount), with the final notes held by LG Capital and G.E.L. Properties.

On July 13, 2014, the Company completed its acquisition of California-based medicinal cannabis firm Honeywood LLC (“Honeywood”), the formulator for Doc Green’s topical cannabis cream and for other products. Under terms of the completed acquisition agreement, Honeywood will operate as a wholly owned subsidiary of Tauriga Sciences Inc., with all future revenues and profits (losses) to be reflected in Tauriga’s financial statements. The final acquisition terms result in stakeholders of Honeywood receiving 15.5% of Tauriga Sciences non-diluted shares of common stock outstanding immediately prior to closing. Honeywood’s principals have the opportunity to collectively earn up to an additional aggregate equal to 10% of Tauriga’s common stock outstanding (utilizing the same initial Closing Date) upon achieving the following gross revenue based milestones: upon the generation and receipt of $2.0MM of gross revenues derived strictly from the sale and licensing of Honeywood’s products, the three Honeywood principals shall each be issued either restricted stock or stock options equal to 1.6666% shares of Common Stock of Tauriga; upon the generation and receipt of an additional $2.0MM ($4.0 MM total gross revenues by Honeywood), its three principals shall each be issued an additional 1.6666% shares of Common Stock of Tauriga (each such additional issuance to be set off the outstanding shares immediately prior to the Closing Date).

Our corporate headquarters are located at 39 Old Ridgebury Road, Danbury, CT 06180. The Company’s primary web site is www.taurigasciences.com. The web site is not incorporated in this Form 10-K.

Reports to Security Holders

We intend to furnish our shareholders annual reports containing financial statements audited by our independent registered public accounting firm and to make available quarterly reports containing unaudited financial statements for each of the first three quarters of each year. We file Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K and Current Reports on Form 8-K with the Securities and Exchange Commission in order to meet our timely and continuous disclosure requirements. We may also file additional documents with the Commission if they become necessary in the course of our company’s operations.

The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is www.sec.gov.

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

Employees

As of March 31, 2014, we had a total of three full time employees. Our employees are not party to any collective bargaining agreement. We believe our relations with our employees are good.

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

We were formed on April 8, 2001 and have reported annual net losses since inception. For our year ended March 31, 2014 and 2013, we experienced net losses of $7,609,466 and $11,146,507, respectively. We used cash in operating activities of $1,919,415 and $2,647,490 in 2014 and 2013, respectively. As of March 31, 2014, we had a combined accumulated deficit of $16,244,237 from prior operations and $25,723,164 from the period December 11, 2011 (inception of development) to March 31, 2014 (which includes $12,431,703 in stock based compensation).

In addition, we expect to incur additional losses in the foreseeable future, and there can be no assurance that we will ever achieve profitability. Our future viability, profitability and growth depend upon our ability to successfully operate, expand our operations and obtain additional capital. There can be no assurance that any of our efforts will prove successful or that we will not continue to incur operating losses in the future. Our management is devoting substantially all of its efforts to developing its products and services and there can be no assurance that our efforts will be successful. There is no assurance that can be given that management’s actions will result in our profitable operations or the resolution of our liquidity problems.

Because we are an early development stage company with no products near commercialization, we expect to incur significant additional operating losses.

We are an early development stage company and we expect to incur substantial additional operating expenses over the next several years as our research, development, pre-clinical testing, regulatory approval and clinical trial activities increase. The amount of our future losses and when, if ever, we will achieve profitability are uncertain. We have no products that have generated any commercial revenue and do not expect to generate revenues from the commercial sale of our products in the near future, if ever. Our ability to generate revenue and achieve profitability will depend on, among other things, the following:

●	successful completion and development of our Pilus related products;

●	establishing manufacturing, sales, and marketing arrangements, either alone or with third parties; and

●	raising sufficient funds to finance our activities.

We might not succeed at all, or at any, of these undertakings. If we are unsuccessful at some or all of these undertakings, our business, prospects, and results of operations may be materially adversely affected.

The market for our technology and revenue generation avenues for our products may be slow to develop, if at all.

The market for our Pilus related products may be slower to develop or smaller than estimated or it may be more difficult to build the market than anticipated. The medical community may resist our products or be slower to accept them than we anticipate. Revenues from our products may be delayed or costs may be higher than anticipated which may result in our need for additional funding. We anticipate that our principal route to market will be through commercial distribution partners. These arrangements are generally non-exclusive and have no guaranteed sales volumes or commitments. The partners may be slower to sell our products than anticipated. Any financial, operational or regulatory risks that affect our partners could also affect the sales of our products. In the current economic environment, hospitals and clinical purchasing budgets may exercise greater restraint with respect to purchases, which may result in purchasing decisions being delayed or denied. If any of these situations were to occur this could have a material adverse effect on our business, financial condition, results of operations and future prospects.

We may need to finance our future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. Any additional funds that we obtain may not be on terms favorable to us or our stockholders and may require us to relinquish valuable rights.

As of March 31, 2014, our available cash balance was $812,907. We will need to raise additional funds to pay outstanding vendor invoices and execute our business plan. Our future cash flows depend on our ability to market and sell our common stock and into sublicensing. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us.

We will not generate significate revenues from our products in the near future. Therefore, for the foreseeable future, we will have to fund all of our operations and capital expenditures from cash on hand, public or private equity offerings, debt financings, bank credit facilities or corporate collaboration and licensing arrangements. We believe that our existing cash on hand will be sufficient to enable us to fund our projected operating requirements for approximately the next five months. However, we may need to raise additional funds more quickly if one or more of our assumptions prove to be incorrect or if we choose to expand our product development efforts more rapidly than we presently anticipate. We also may decide to raise additional funds before we require them if we are presented with favorable terms for raising capital.

If we seek to sell additional equity or debt securities, obtain a bank credit facility or enter into a corporate collaboration or licensing arrangement, we may not obtain favorable terms for us and/or our stockholders or be able to raise any capital at all, all of which could result in a material adverse effect on our business and results of operations. The sale of additional equity or debt securities, if convertible, could result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could also result in covenants that would restrict our operations. Raising additional funds through collaboration or licensing arrangements with third parties may require us to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates, or to grant licenses on terms that may not be favorable to us or our stockholders. In addition, we could be forced to discontinue product development, reduce or forego sales and marketing efforts and forego attractive business opportunities, all of which could have an adverse impact on our business and results of operations.

If we issue additional shares in the future, it will result in the dilution of our existing stockholders.

We have and may continue to experience substantial dilution. Our articles of incorporation authorize the issuance of up to 1,000,000,000 shares of common stock with a par value of $0.001 per share and we are contemplating submitting to a shareholder vote a proposal to increase the authorized up to 1,800,000,000. If and when approved by the shareholders, our Board of Directors may choose to issue some or all of such shares to acquire one or more companies or properties and to fund our overhead and general operating requirements. The issuance of any such shares may reduce the book value per share and may contribute to a reduction in the market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will reduce the proportionate ownership and voting power of all current stockholders. Further, such issuance may result in a change of control of our corporation.

Much of our product development program depends upon third-party researchers who are outside our control and whose negative performance could materially hinder or delay our pre-clinical testing or clinical trials

We do not have the ability to conduct all aspects of the development of our Pilus related products ourselves. We have and will depend upon independent investigators and collaborators, such as commercial third-parties, government, universities and medical institutions, to assist us in our development. These collaborators are not our employees and we cannot control the amount or timing of resources that they devote to our programs. These individuals and entities may not assign as great a priority to our programs or pursue them as diligently as we would if we were undertaking such programs ourselves. The failure of any of these outside collaborators to perform in an acceptable and timely manner in the future, including in accordance with any applicable regulatory requirements could cause a delay or otherwise adversely affect our product development and, ultimately, the commercialization of our products. In addition, these collaborators may also have relationships with other commercial entities, some of whom may compete with us. If our collaborators assist our competitors at our expense, our competitive position would be harmed.

As we attempt to continue to develop and expand our business in the medical market, it is important to note that the medical marketplace is subject to stringent regulation and failure to obtain regulatory approval will prevent commercialization of our products.

The medical marketplace is subject to extensive and rigorous regulation by the U.S. Food and Drug Administration pursuant to the Federal Food, Drug, and Cosmetic Act, by comparable agencies in foreign countries and by other regulatory agencies and governing bodies. Under the Federal Food, Drug, and Cosmetic Act and associated regulations, manufacturers of medical devices must comply with certain regulations that cover the composition, labeling, testing, clinical study, manufacturing, packaging and distribution of medical devices. In addition, medical devices must receive U.S. Food and Drug Administration clearance or approval before they can be commercially marketed in the U.S., and the U.S. Food and Drug Administration may require testing and surveillance programs to monitor the effects of approved products that have been commercialized and can prevent or limit further marketing of a product based on the results of these post-market evaluation programs. The process of obtaining marketing clearance from the U.S. Food and Drug Administration for new products could take a significant period of time, require the expenditure of substantial resources, involve rigorous pre-clinical and clinical testing, require changes to the products and result in limitations on the indicated uses of the product. In addition, if we seek regulatory approval in non-U.S. markets, we will be subject to further regulatory approvals, that will require additional costs and resources. There is no assurance that we will obtain necessary regulatory approvals in a timely manner, or at all

Regulations are constantly changing, and in the future our business may be subject to additional regulations that increase our compliance costs.

We believe that we understand the current laws and regulations to which our products will be subject in the future. However, federal, state and foreign laws and regulations relating to the sale of our products are subject to future changes, as are administrative interpretations of regulatory agencies. If we fail to comply with such federal, state or foreign laws or regulations, we may fail to obtain regulatory approval for our products and, if we have already obtained regulatory approval, we could be subject to enforcement actions, including injunctions preventing us from conducting our business, withdrawal of clearances or approvals and civil and criminal penalties. In the event that federal, state, and foreign laws and regulations change, we may need to incur additional costs to seek government approvals, in addition to the clearance we intend to seek from the U.S. Food and Drug Administration in order to sell or market our products. If we are slow or unable to adapt to changes in existing regulatory requirements or the promulgation of new regulatory requirements or policies, we or our licensees may lose marketing approval for our products which will impact our ability to conduct business in the future.

The market for our technology and revenue generation avenues for our products may be slow to develop, if at all.

The market for our products may be slower to develop or smaller than estimated or it may be more difficult to build the market than anticipated. The medical community may resist our products or be slower to accept them than we anticipate. Revenues from our products may be delayed or costs may be higher than anticipated which may result in our need for additional funding. We anticipate that our principal route to market will be through commercial distribution partners. These arrangements are generally non-exclusive and have no guaranteed sales volumes or commitments. The partners may be slower to sell our products than anticipated. Any financial, operational or regulatory risks that affect our partners could also affect the sales of our products. In the current economic environment, hospitals and clinical purchasing budgets may exercise greater restraint with respect to purchases, which may result in purchasing decisions being delayed or denied. If any of these situations were to occur this could have a material adverse effect on our business, financial condition, results of operations and future prospects.

If we do not obtain protection for our intellectual property rights, our competitors may be able to take advantage of our research and development efforts to develop competing products.

We intend to rely on a combination of patents, trade secrets, and nondisclosure and non-competition agreements to protect our proprietary intellectual property. To date, we have filed not patent applications but plan to file such applications in the U.S. and in other countries, as we deem appropriate for our products. Our applications have and will include claims intended to provide market exclusivity for certain commercial aspects of the products, including the methods of production, the methods of usage and the commercial packaging of the products. However, we cannot predict:

●	the degree and range of protection any patents will afford us against competitors, including whether third parties will find ways to invalidate or otherwise circumvent our patents;

●	if and when such patents will be issued, and, if granted, whether patents will be challenged and held invalid or unenforceable;

●	whether or not others will obtain patents claiming aspects similar to those covered by our patents and patent applications; or

●	whether we will need to initiate litigation or administrative proceedings which may be costly regardless of outcome.

Our success also depends upon the skills, knowledge and experience of our scientific and technical personnel, our consultants and advisors as well as our licensors and contractors. To help protect our proprietary know-how and our inventions for which patents may be unobtainable or difficult to obtain, we rely on trade secret protection and confidentiality agreements. To this end, it is our policy to require all of our employees, consultants, advisors and contractors to enter into agreements which prohibit the disclosure of confidential information and, where applicable, require disclosure and assignment to us of the ideas, developments, discoveries and inventions important to our business. These agreements may not provide adequate protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure or the lawful development by others of such information. If any of our trade secrets, know-how or other proprietary information is disclosed, the value of our trade secrets, know-how and other proprietary rights would be significantly impaired and our business and competitive position would suffer.

Given the fact that we may pose a competitive threat, competitors, especially large and well-capitalized companies that own or control patents relating to electrophysiology recording systems, may successfully challenge our patent applications, produce similar products or products that do not infringe our patents, or produce products in countries where we have not applied for patent protection or that do not respect our patents.

If any of these events occurs, or we otherwise lose protection for our trade secrets or proprietary know-how, the value of our intellectual property may be greatly reduced. Patent protection and other intellectual property protection are important to the success of our business and prospects, and there is a substantial risk that such protections will prove inadequate.

If we infringe upon the rights of third parties, we could be prevented from selling products and forced to pay damages and defend against litigation.

If our products, methods, processes and other technologies infringe the proprietary rights of other parties, we could incur substantial costs and we may be required to:

●	obtain licenses, which may not be available on commercially reasonable terms, if at all;

●	abandon an infringing product candidate;

●	redesign our product candidates or processes to avoid infringement;

●	cease usage of the subject matter claimed in the patents held by others;

●	pay damages; and/or

●	defend litigation or administrative proceedings which may be costly regardless of outcome, and which could result in a substantial diversion of our financial and management resources.

Any of these events could substantially harm our earnings, financial condition and operations.

The medical and biotechnology space is highly competitive.

There are a number of groups and organizations, such as healthcare, medical device and software companies in the medical and biotechnology market that may develop a competitive offering to our products, especially given that we have not yet filed for patent protection for any of our intellectual property. The largest companies in the medical and biotechnology market are GE, Johnson & Johnson and Amgen. All of these companies have significantly greater resources, experience and name recognition than we possess. There is no assurance that they will not attempt to develop similar or superior products, that they will not be successful in developing such products or that any products they may develop will not have a competitive advantage over our products. Should a superior offering come to market, this could have a material adverse effect on our business, financial condition, results of operations and future prospects.

Because marijuana is illegal under federal law, we could be subject to criminal and civil sanctions for engaging in activities that violate those laws.

The federal government classifies marijuana as a schedule-I controlled substance. As a result, marijuana is an illegal substance under federal law. Even in those jurisdictions in which the use of medical marijuana has been legalized at the state level, its prescription is a violation of federal law. The United States Supreme Court has ruled in United States v. Oakland Cannabis Buyers’ Coop . and Gonzales v. Raich that it is the federal government that has the right to regulate and criminalize cannabis, even for medical purposes. Therefore, federal law criminalizing the use of marijuana pre-empts state laws that legalizes its use for medicinal purposes.

As of January 31, 2014, 21 states and the District of Columbia allow its citizens to use medical marijuana. Additionally, voters in the states of Colorado and Washington approved ballot measures last November to legalize cannabis for adult use. The state laws are in conflict with the federal Controlled Substances Act, which makes marijuana use and possession illegal on a national level. The Obama administration has effectively stated that it is not an efficient use of resources to direct federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical marijuana. However, there is no guarantee that the administration will not change its stated policy regarding the low-priority enforcement of federal laws. Additionally, any new administration that follows could change this policy and decide to enforce the federal laws strongly. Any such change in the federal government’s enforcement of current federal laws could cause significant financial damage to us and our shareholders.

Further, and while we do not intend to harvest, cultivate, possess, distribute or sell cannabis, by leasing facilities and financing growers of medicinal marijuana, we could be deemed to be participating in marijuana cultivation or aiding and abetting, which remains illegal under federal law, and exposes us to potential criminal liability, with the additional risk that our products could be subject to civil forfeiture proceedings. Moreover, since the use of marijuana is illegal under federal law, we may have difficulty acquiring insurance and our shareholders may find it difficult to deposit their stock with brokerage firms.

Continued federal intervention in certain segments of the medical cannabis industry is disruptive to the industry, and may have a negative impact on us.

Following more than two years of a relatively accommodative stance by the federal government regarding state-sanctioned medical cannabis, in approximately October of 2011, the federal government renewed a crackdown against medical cannabis providers, causing the closure of numerous retail dispensaries. The current federal attacks on medical cannabis providers appear to be targeted primarily at retail dispensaries and their landlords, and to a lesser extent at large gardens licensed by local governmental authorities. Those tactics are presumably in use by federal authorities because information regarding dispensaries and licensed entities is easily available or ascertainable, and because such entities are directly involved with actual trade in cannabis.

We believe that demand for our products is likely to remain relatively constant despite the recent federal intervention in some segments of the medical cannabis industry. We expect the level of consumption of medical cannabis to remain relatively constant, because as some dispensaries are forced to close, more patients will patronize the establishments that remain open, or more patients will rely on delivery services, which have flourished in areas where a large number of dispensaries have been forced to close, and which are harder targets for federal authorities to identify and attack. Moreover, very few local governments ever licensed medical cannabis gardens. It is our observation that licensed gardens have been readily replaced by unlicensed gardens in the same or other local jurisdictions. Accordingly, we expect the number of gardeners buying our products to remain relatively unaffected despite federal interference in some segments of the medical cannabis industry.

Although we expect minimal impact on the Company from the federal government’s renewed crackdown on medical cannabis providers, the disruption to the medical cannabis industry could cause some potential customers to be more reluctant to invest in new equipment, including the Company’s equipment, or the federal government’s tactics may change or have unforseen effects, which could be detrimental to the Company.

Because our business is dependent upon continued market acceptance by consumers, any negative trends will adversely affect our business operations.

We are substantially dependent on continued market acceptance and proliferation of consumers of medical marijuana. We believe that as marijuana becomes more accepted the stigma associated with marijuana use will diminish and as a result consumer demand will continue to grow. And while we believe that the market and opportunity in the marijuana space continues to grow, we cannot predict the future growth rate and size of the market. Any negative outlook on the marijuana industry will adversely affect our business operations.

In addition, it is believed by many that large well-funded businesses may have a strong economic opposition to the cannabis industry. We believe that the pharmaceutical industry clearly does not want to cede control of any product that could generate significant revenue. For example, medical marijuana will likely adversely impact the existing market for the current “marijuana pill” sold by the mainstream pharmaceutical industry, should marijuana displace other drugs or encroach upon the pharmaceutical industry’s products. The pharmaceutical industry is well funded with a strong and experienced lobby that eclipses the funding of the medical marijuana movement. Any inroads the pharmaceutical could make in halting the impending cannabis industry could have a detrimental impact on our proposed business.

Laws and regulations affecting the regulated marijuana industry are constantly changing, which could detrimentally affect our proposed operations, and we cannot predict the impact that future regulations may have on us.

Local, state and federal medical marijuana laws and regulations are broad in scope and subject to evolving interpretations, which could require us to incur substantial costs associated with compliance or alter our business plan. In addition, violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on its operations. In addition, it is possible that regulations may be enacted in the future that will be directly applicable to our proposed business. We cannot predict the nature of any future laws, regulations, interpretations or applications, nor can we determine what effect additional governmental regulations or administrative policies and procedures, when and if promulgated, could have on our business.

FDA regulation of marijuana and the possible registration of facilities where medical marijuana is grown could negatively affect the cannabis industry which would directly affect our financial condition.

Should the federal government legalize marijuana for medical use, it is possible that the U.S. Food and Drug Administration (FDA) would seek to regulate it under the Food, Drug and Cosmetics Act of 1938. Additionally, the FDA may issue rules and regulations including cGMPs (certified good manufacturing practices) related to the growth, cultivation, harvesting and processing of medical marijuana. Clinical trials may be needed to verify efficacy and safety. It is also possible that the FDA would require that facilities where medical marijuana is grown be registered with the FDA and comply with certain federally prescribed regulations. In the event that some or all of these regulations are imposed, we do not know what the impact would be on the medical marijuana industry, what costs, requirements and possible prohibitions may be enforced. If we or our tenants are unable to comply with the regulations and or registration as prescribed by the FDA, we and or our tenants may be unable to continue to operate their and our business in its current form or at all.

We may have difficulty accessing the service of banks, which may make it difficult to contract for real estate needs.

On February 14, 2014, the federal government issued rules allowing banks to legally provide financial services to state-licensed marijuana businesses. A memorandum issued by the Justice Department to federal prosecutors re-iterated guidance previously given, this time to the financial industry that banks can do business with legal marijuana businesses and “may not” be prosecuted. The Treasury Department’s Financial Crimes Enforcement Network (FinCEN) issued guidelines to banks that “it is possible to provide financial services”“ to state-licensed marijuana businesses and still be in compliance with federal anti-money laundering laws. The guidance falls short of the explicit legal authorization that banking industry officials had pushed the government to provide and to date it is not clear what if any banks have relied on the guidance and taken on legal marijuana companies as clients. The aforementioned policy may be administration dependent and a change in presidential administrations may cause a policy reversal and retraction of current policies, wherein legal marijuana businesses may not have access to the banking industry. We could be subject to sanctions if we are found to be a financial institution and not in harmony with FinCET guidelines. Also, the inability of potential clients in our target market to open accounts and otherwise use the service of banks may make it difficult for them to contract with us.

We rely on key officers, consultants and scientific and medical advisors, and their knowledge of our business and technical expertise would be difficult to replace.

We are highly dependent on our officers, consultants and scientific and medical advisors because of their expertise and experience in medical device development. We do not have “key person” life insurance policies for any of our officers. If we are unable to obtain additional funding, we will be unable to meet our current and future compensation obligations to such employees and consultants. In light of the foregoing, we are at risk that one or more of our consultants or employees may leave our company for other opportunities where there is no concern about such employers fulfilling their compensation obligations, or for other reasons. The loss of the technical knowledge and management and industry expertise of any of our key personnel could result in delays in product development, loss of customers and sales and diversion of management resources, which could adversely affect our results of operations.

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

If we do not effectively manage changes in our business, these changes could place a significant strain on our management and operations.

Our ability to grow successfully requires an effective planning and management process. The expansion and growth of our business could place a significant strain on our management systems, infrastructure and other resources. To manage our growth successfully, we must continue to improve and expand our systems and infrastructure in a timely and efficient manner. Our controls, systems, procedures and resources may not be adequate to support a changing and growing company. If our management fails to respond effectively to changes and growth in our business, including acquisitions, there could be a material adverse effect on our business, financial condition, results of operations and future prospects.

Our strategic business plan may not produce the intended growth in revenue and operating income.

Our strategies ultimately include making significant investments in sales and marketing programs to achieve revenue growth and margin improvement targets. If we do not achieve the expected benefits from these investments or otherwise fail to execute on our strategic initiatives, we may not achieve the growth improvement we are targeting and our results of operations may be adversely affected. We may also fail to secure the capital necessary to make these investments, which will hinder our growth.

In addition, as part of our strategy for growth, we may make acquisitions and enter into strategic alliances such as joint ventures and joint development agreements. However, we may not be able to identify suitable acquisition candidates, complete acquisitions or integrate acquisitions successfully, and our strategic alliances may not prove to be successful. In this regard, acquisitions involve numerous risks, including difficulties in the integration of the operations, technologies, services and products of the acquired companies and the diversion of management’s attention from other business concerns. Although we will endeavor to evaluate the risks inherent in any particular transaction, there can be no assurance that we will properly ascertain all such risks. In addition, acquisitions could result in the incurrence of substantial additional indebtedness and other expenses or in potentially dilutive issuances of equity securities. There can be no assurance that difficulties encountered with acquisitions will not have a material adverse effect on our business, financial condition and results of operations.

We currently have no sales, marketing or distribution operations and will need to expand our expertise in these areas.

We currently have no sales, marketing or distribution operations and, in connection with the expected commercialization of our system, will need to expand our expertise in these areas. To increase internal sales, distribution and marketing expertise and be able to conduct these operations, we would have to invest significant amounts of financial and management resources. In developing these functions ourselves, we could face a number of risks, including:

●	we may not be able to attract and build an effective marketing or sales force; and

●	the cost of establishing, training and providing regulatory oversight for a marketing or sales force may be substantial.

We experienced, and continues to experience, changes in its operations, which has placed, and will continue to place, significant demands on its management, operational and financial infrastructure.

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

We will be required to incur significant costs and require significant management resources to evaluate our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act, and any failure to comply or any adverse result from such evaluation may have an adverse effect on our stock price.

As a smaller reporting company as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, we are required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Section 404 requires us to include an internal control report with the Annual Report on Form 10-K. This report must include management’s assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year. This report must also include disclosure of any material weaknesses in internal control over financial reporting that we have identified. Failure to comply, or any adverse results from such evaluation, could result in a loss of investor confidence in our financial reports and have an adverse effect on the trading price of our equity securities. Management believes that our internal controls and procedures are currently not effective to detect the inappropriate application of U.S. GAAP rules. Management realizes there are deficiencies in the design or operation of our internal control that adversely affect our internal controls which management considers to be material weaknesses including those described below:

●	We have insufficient quantity of dedicated resources and experienced personnel involved in reviewing and designing internal controls. As a result, a material misstatement of the interim and annual financial statements could occur and not be prevented or detected on a timely basis.

●	We do not have an audit committee. While not being legally obligated to have an audit committee, it is our view that to have an audit committee, comprised of independent board members, is an important entity-level control over our financial statements.

●	We did not perform an entity level risk assessment to evaluate the implication of relevant risks on financial reporting, including the impact of potential fraud-related risks and the risks related to non-routine transactions, if any, on our internal control over financial reporting. Lack of an entity-level risk assessment constituted an internal control design deficiency which resulted in more than a remote likelihood that a material error would not have been prevented or detected, and constituted a material weakness.

●	We lack personnel with formal training to properly analyze and record complex transactions in accordance with U.S. GAAP.

●	We have not achieved the optimal level of segregation of duties relative to key financial reporting functions.

Achieving continued compliance with Section 404 may require us to incur significant costs and expend significant time and management resources. We cannot assure you that we will be able to fully comply with Section 404 or that we and our independent registered public accounting firm would be able to conclude that our internal control over financial reporting is effective at fiscal year-end. As a result, investors could lose confidence in our reported financial information, which could have an adverse effect on the trading price of our securities, as well as subject us to civil or criminal investigations and penalties. In addition, our independent registered public accounting firm may not agree with our management’s assessment or conclude that our internal control over financial reporting is operating effectively.

FINRA sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

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

The market price and trading volume of shares of our common stock may be volatile.

When and if a market develops for our securities, the market price of our common stock could fluctuate significantly for many reasons, including reasons unrelated to our specific performance, such as limited liquidity for our stock, reports by industry analysts, investor perceptions, or announcements by our competitors regarding their own performance, as well as general economic and industry conditions. For example, to the extent that other large companies within our industry experience declines in their share price, our share price may decline as well. Fluctuations in operating results or the failure of operating results to meet the expectations of public market analysts and investors may negatively impact the price of our securities. Quarterly operating results may fluctuate in the future due to a variety of factors that could negatively affect revenues or expenses in any particular quarter, including vulnerability of our business to a general economic downturn, changes in the laws that affect our products or operations, competition, compensation related expenses, application of accounting standards and our ability to obtain and maintain all necessary government certifications and/or licenses to conduct our business. In addition, when the market price of a company’s shares drops significantly, stockholders could institute securities class action lawsuits against the company. A lawsuit against us could cause us to incur substantial costs and could divert the time and attention of our management and other resources.

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

Our stock is categorized as a penny stock. The SEC has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than US$ 5.00 per share or an exercise price of less than US$ 5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

On January 31, 2013, the Company entered into a three year lease for its corporate office. The lease requires a monthly payment of $2,150 per month.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of July 10, 2014, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations, except as follows:

On January 8, 2013, the Company received from ITL, a notice by which ITL purported to terminate the License Agreement dated December 9, 2011 between the Company and ITL (the “ITL Notice”), along with alleged damages. It is the Company’s position that ITL breached the License Agreement by delivering the ITL Notice and, that prior to the ITL Notice, the License Agreement was in full force and, on January 17, 2014 and that the Company had complied in all material respect with the License Agreement therefore the Company believes that there are no damages to ITL. As such, on January 17, 2014, the Company filed a lawsuit against ITL, which included the request for various injunctive relief against ITL for damages stemming from this breach. On February 19, 2014, the Company and ITL entered into a settlement agreement whereby the parties have agreed to the following: (1) the Company will submit a letter to the Court advising the Court that the parties have reached a settlement and that the Company is withdrawing its motion, (2) ITL will pay the Company $20,000, (3) ITL will issue to the Company, ITL’s share capital equivalent to 9% of the issued and outstanding shares of ITL, (4) the Company will change its name and (5) the settling parties agree that the license agreement will be terminated.

The Company incurred approximately $385,000 in legal fees related to the litigation between the Company ITL. The primary attorneys for this issue were Winston and Strawn LLP.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Common Equity

Market Information

The Company’s common stock is traded on the OTC Bulletin Board under the symbol “TAUG.OB.” As of July 10, 2014, the Company’s common stock was held by 1,211 shareholders of record, which does not include shareholders whose shares are held in street or nominee name.

The following chart is indicative of the fluctuations in the stock prices:

	For the Years Ended March 31,
	2014		2013
	High	Low	High	Low

First Quarter	$0.11	$0.05	$0.16	$0.07
Second Quarter	$0.05	$0.02	$0.19	$0.09
Third Quarter	$0.03	$0.01	$0.17	$0.09
Fourth Quarter	$0.11	$0.01	$0.15	$0.09

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

Penny Stock

Our common stock is considered “penny stock” under the rules the Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934. The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ Stock Market System, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or quotation system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the Commission, that:

●	contains a description of the nature and level of risks in the market for penny stocks in both public offerings and secondary trading;

●	contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities’ laws; contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price;

●	contains a toll-free telephone number for inquiries on disciplinary actions;

●	defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and

●	contains such other information and is in such form, including language, type, size and format, as the Securities and Commission may require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with:

●	bid and offer quotations for the penny stock;

●	the compensation of the broker-dealer and its salesperson in the transaction;

●	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the marker for such stock; and

●	monthly account statements showing the market value of each penny stock held in the customer’s account.

In addition, the penny stock rules that require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgement of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement.

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

On May 31, 2013, the Company signed an exclusive North American license agreement with Green Innovations, Inc. (“Green Innovations”) for the commercialization of Bamboo-Based “100% Tree Free” products including hospital grade biodegradable disinfectant wipes. This 5 year license agreement functioned such that profits were to be split equally between Tauriga and Green Innovations. In consideration for such agreement Tauriga agreed to pay Green Innovations $250,000 USD and 4,347,826 shares of TAUG common stock. Tauriga received 625,000 shares of Green Innovations common stock as well. The agreement was later amended and completed for the following consideration: Tauriga paid Green Innovations a total of $143,730 USD and an additional 2,500,000 shares of TAUG common stock (for an aggregate share issuance of 6,847,826 shares). As of Year End March 31, 2014, Tauriga has not generated any revenues from the license agreement. And this agreement expires on June 01, 2018.

On October 29, 2013 the Company entered into a Strategic Alliance with Synthetic Biology Pioneer Bacterial Robotics LLC to Develop And Commercialize Industry Specific Bacterial Robots “BactoBots”. Under terms of the Agreement the companies will jointly develop a nuclear industry-specific Bacterial Robot (“BactoBots(TM)”). BactoBots are ubiquitous microscopic robots applicable to therapeutics, wastewater, and chemicals. Specifically, Bacterial Robotics owns a family of intellectual property beginning with U.S Patent # 8,354,267 B2 that relates generally to genetically enhanced bacteria that conduct specific functions. Bacterial Robotics initial focus with Tauriga is developing a proprietary BactoBot to remediate wastewater generated by nuclear energy production.

On November 25, 2013, the Company entered a definitive agreement to acquire Cincinnati, Ohio based Pilus Energy LLC (“Pilus Energy”), a developer of alternative cleantech energy platforms using proprietary microbial solutions that creates electricity while consuming polluting molecules from wastewater. Upon consummation of the proposed transaction, which has been unanimously ratified by Tauriga’s board of directors, Pilus Energy will become a wholly-owned subsidiary of Tauriga. In addition certain advisors of Pilus Energy will be incorporated into the existing management team of Tauriga and will report directly to the Company’s Chief Executive Officer, Dr. Stella M. Sung. A total of $50,000 was paid by Tauriga to Bacterial Robotics in connection with the execution of this November 2013 definitive agreement for the acquisition of Pilus Energy.

On January 28, 2014, the Company completed the acquisition of Cincinnati, Ohio based synthetic biology pioneer Pilus Energy LLC (“Pilus Energy”). Pilus Energy will be as a wholly owned subsidiary of Tauriga (pursuant to the terms of the definitive agreement) and will maintain its headquarters location in the State of Ohio. The management of Pilus Energy will report directly to both the Chief Executive Officer (“CEO”) and Chief Operating Officer (“COO”) of Tauriga with the expectation that at least one board seat of Tauriga will be allocated to a Pilus Energy affiliate. The Board of Directors of Tauriga Sciences unanimously approved both the previously announced definitive merger agreement on October 25, 2013 as well as the completion of the acquisition inclusive of amended closing terms. In consideration for early closing of this acquisition, shareholders of Pilus Energy received 100,000,000 shares of Tauriga Sciences, Inc. common stock.

Both management teams are highly confident that the capital and liquidity needs will be sufficiently met through commitments from existing institutional investors and progress in non-dilutive funding initiatives (i.e., grants, low interest loans). The main benefits in accelerating the closing of this acquisition are to enhance Tauriga’s access to capital markets and enable the intrinsic value of Pilus Energy’s technology to be realized sooner through demonstrable progress in the commercialization process. Pilus Energy utilizes a proprietary clean technology to convert industrial customer “wastewater” into value. This wastewater-to-value (“WTV”) proposition provides customers with substantial revenue-generating and cost-saving opportunities. Pilus Energy is converging digester, fermenter, scrubber, and other proven legacy technologies into a single scalable Electrogenic Bioreactor (“EBR”) platform. This transformative microbial fuel cell technology is the basis of the Pilus Cell(TM). The EBR harnesses genetically enhanced bacteria, also known as bacterial robots, or BactoBots(TM), that remediate water, harvest direct current (DC) electricity, and produce economically important gases and chemicals. The EBR accomplishes this through bacterial metabolism, specifically cellular respiration of nearly four hundred carbon and nitrogen molecules typically called pollutants in wastewater. Pilus Energy’s highly metabolic bacteria are non-pathogenic. Because of the mediated biofilm formation, these wastewater-to-value BactoBots(TM) resist heavy metal poisoning, swings of pH, and survive in a 4-to-45 degree Celsius temperature range. Additionally, the BactoBots(TM) are anaerobically and aerobically active, even with low biological oxygen demand (“BOD”) and chemical oxygen demand (“COD”).

On February 27, 2014, the Company appointed Dr. Stella M. Sung (its previous Chief Operating Officer) to the positions of Chairman and Chief Executive Officer (“CEO”). In addition, Dr. Sung temporarily maintained her title as Chief Operating Officer as well as Interim Chief Financial Officer. At this time her employment agreement was modified and amended to reflect her new positions with the Company. The outgoing CEO Seth M. Shaw (“Mr. Shaw”) also resigned from the Board of Directors and accepted the position of Vice President, Strategic Planning.

On March 10, 2014, the Company entered into a definitive agreement (“definitive”) to acquire California based Honeywood LLC, developer of a topical medicinal cannabis product (Therapeutic Cream) that currently sells in numerous dispensaries across the state of California. This definitive agreement is valid for a period of 120 days and Tauriga advanced to Honeywood $217,000 USD to be applied towards the final closing requisite cash total and incurred 178,000 in legal fees as of march 31, 2014 in connection with the acquisition.

On March 26, 2014, the Company announced that its wholly owned subsidiary Pilus Energy LLC (“Pilus Energy”) has commenced a five-phase, $1,700,000 USD commercial pilot test (“commercial pilot”) with the Environmental Protection Agency (“EPA”), utilizing Chicago Bridge & Iron Co. (NYSE:CBI) (“CB&I”) Federal Services serving as the third-party-contractor through the EPA’s Test and Evaluation (“T&E”) facility. This five phase commercial pilot will include significant testing of the Pilus Energy Electrogenic Bioreactor (“EBR”) synthetic biology platform for generating value from wastewater. This commercial pilot is of great importance to the Company, because it represents the scale up from the benchtop (laboratory) scale to commercial (industrial) scale. The Metropolitan Sewer District of Greater Cincinnati (“MSDGR”), which is co-located with EPA’s T&E facility, will host the commercial scale EBR prototype at its main treatment plant in Cincinnati.

SUBSEQUENT EVENTS

On March 17, 2014, Black Mountain Equities submitted a conversion notice for the repayment of $65,000 USD principal amount. This conversion for a total of 11,500,000 TAUG shares was not settled until after the year end March 31, 2014, therefore this debt was not removed from the Company’s balance sheet until the first fiscal quarter 2015. Additionally Black Mountain Equities invested $75,000 USD into the Company’s 6 cent private placement during April 2014 (first fiscal quarter 2015).

On March 26, 2014, JMJ Financial sent a conversion notice to the Company for the repayment of $85,000 USD principal amount ($15,000 USD and $70,000 USD separate Notes). While the request was sent prior to year end, the conversion into 9,083,201 TAUG shares did not occur until April 02, 2014. Therefore the debt was not removed from the Company’s balance sheet until the first fiscal quarter of 2015.

On March 28 2014, The Company notified JMJ Financial that it would repay the final outstanding note in principal amount of $75,000 USD for $83,333.00 USD. The Company did not receive the wire instructions from JMJ Financial until April 01, 2014 and proceeded to wire this $83,333.00 USD cash payment to JMJ Financial on April 02, 2014. Therefore this debt was not removed from the Company’s balance sheet until first fiscal quarter of 2015.

On March 30, 2014, the Company notified Redwood Capital that it would repay the final outstanding note in principal amount of $60,000 USD for $77,615.00 USD. On April 14, 2014, the Company proceeded to wire this $77,615.00 USD cash payment to Redwood Capital. Therefore, this debt was not removed from the Company’s balance sheet until first fiscal quarter of 2015. The Company generated this $77,615 USD through its 6 cent private placement; 1,294,167 Restricted TAUG shares were issued for this $77,615.00 USD.

On April 04, 2014, The Company made a cash payment of $50,000 USD to the law firm of Winston and Strawn LLP to settle ALL remaining outstanding legal debts (the arose from the 2013 litigation with Immunovative Therapies Ltd.). There is no longer any debt owed to this law firm and the Company received such acknowledgment from Winston and Strawn via email.

On April 07, 2014, an institutional investor Group 10 Holdings LLC invested $150,000 USD into the Company’s 6 cent private placement for a total of 2,500,000 Restricted TAUG shares.

On April 30, 2014, the Company repaid and retired a convertible note held by Union Capital for the principal amount of $75,000 USD. This was repaid in full for a cash payment of $75,000 USD and a one time Restricted share issuance of 1,500,000 TAUG shares. Therefore this debt was not removed from the Company’s balance sheet until first fiscal quarter of 2015.

Between April 01, 2014 and April 30, 2014 (not reflected in the Year End Results due to the timing of settlements), the Company repaid and retired more than $400,000 USD of convertible notes (principal amounts). This activity will be reflected on the Company’s balance sheet during the first fiscal quarter of 2015 (04/01/2014 - 06/30/2014).

As of July 13, 2014, the Company reported total cash and marketable securities of $664,219.40 USD (of which $33,750 was in the form of marketable securities). Also as of July 13, 2014, the Company reported that its remaining convertible debt was $163,000 USD (principal amount), with the final notes held by LG Capital and G.E.L. Properties.

On July 13, 2014, the Company completed its acquisition of California-based medicinal cannabis firm Honeywood LLC (“Honeywood”), the formulator for Doc Green’s topical cannabis cream and for other products. Under terms of the completed acquisition agreement, Honeywood will operate as a wholly owned subsidiary of Tauriga Sciences Inc., with all future revenues and profits (losses) to be reflected on Tauriga’s pro forma financial statements. The final acquisition terms result in stakeholders of Honeywood receiving 15.5% of Tauriga Sciences non-diluted shares of common stock outstanding immediately prior to closing. Honeywood’s principals have the opportunity to collectively earn up to an additional aggregate equal to 10% of Tauriga’s common stock outstanding (utilizing the same initial Closing Date) upon achieving the following gross revenue based milestones: upon the generation and receipt of $2.0MM of gross revenues derived strictly from the sale and licensing of Honeywood’s products, the three Honeywood principals shall each be issued either restricted stock or stock options equal to 1.6666% shares of Common Stock of Tauriga; upon the generation and receipt of an additional $2.0MM ($4.0 MM total gross revenues by Honeywood), its three principals shall each be issued an additional 1.6666% shares of Common Stock of Tauriga (each such additional issuance to be set off the outstanding shares immediately prior to the Closing Date).

The following Management Discussion and Analysis should be read in conjunction with the consolidated financial statements and accompanying notes included in this Form 10-K.

COMPARISON OF THE YEAR ENDED MARCH 31, 2014 TO THE YEAR ENDED MARCH 31, 2013

Results of Operations – Continuing Operations

Revenue. During the year ended March 31, 2014 the Company is considered a development stage company and accordingly, did not have any revenues.

Selling, General and Administrative Expenses. For the year ended March 31, 2014, selling, general and administrative expenses were $6,142,174 ($4,034,370) related to stock-based compensation) compared to $8,374,216 ($5,244,911 related to stock-based compensation) for the same period in 2013. This decrease of $1,021,501, net of stock-based compensation, was primary attributable to reduction in legal fees related to the litigation with Immunovative Therapies, LTD.

Net Loss. We generated net losses of $9,981,489 ($4,034,370 related to stock-based compensation) for the year ended March 31, 2014 compared to $11,146,507 ($5,244,911 related to stock-based compensation) for the same period in 2013.

Liquidity and Capital Resources

General. At March 31, 2014, we had cash and cash equivalents of $812,907. We have historically met our cash needs through a combination of cash flows from operating activities, proceeds from private placements of our securities, loans and convertible notes. Our cash requirements are generally for selling, general and administrative activities. We believe that our cash balance is not sufficient to finance our cash requirements for expected operational activities, capital improvements, and partial repayment of debt through the next 12 months.

Our operating activities used cash of $1,919,415 for the year ended March 31, 2014, and we used cash in operations of $2,647,490 during the same period in 2013. The principal elements of cash flow from operations for the year ended March 31, 2014 included a net decrease in cash of $669,873, offset by stock-based compensation of $4,034,370, a change in derivative liability of $1,409,877 and impairments relating to license agreements of $1,355,988.

Cash used in investing activities during the year ended March 31, 2014 was $694,707 compared to $2,724,883 during the same period in 2013. The decrease was primarily due to not having to account for advances to Immunovative Therapies, LTD for future stock ownership of $2,714,050 recorded for the year ended March 31, 2013.

Cash generated in our financing activities was $3,276,613 for the year ended March 31, 2014, compared to cash generated of $4,894,801 during the comparable period in 2013. This decrease was primarily attributed to a reduction of proceeds the sale of our common stock of $5,191,121 for year ended March 31, 2013 to $989,816 for the year ended March 31, 2014 which was offset by the increase in proceeds from convertible debentures from $175,00 for year ended March 31, 2013 to $2,173,372 for the year ended March 31, 2014.

As of March 31, 2014, current assets exceeded our current liabilities on slightly by $258,582. Current assets increased from $198,856 at March 31, 2013 to $3,143,874 at March 31, 2014. The increase was primarily attributable to the increase of intangible assets from $0 at March 31, 2013 to $1,791,460 at March 31, 2014. Current liabilities increased from $1,183,498 at March 31, 2013 to $2,885,292 at March 31, 2014. The increase of liabilities was primarily attributable to the increase of in derivative liability from $0 at March 31, 2013 to $1,581,119 at March 31, 2014

	For the years ended
	March 31,
	2014	2013

Cash used in operating activities	$(1,919,415)	$(2,647,490)
Cash used in investing activities	(694,707)	(2,724,883)
Cash provided by financing activities	3,276,613	4,894,801

Net changes to cash	$662,491	$(477,572)

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As discussed in Note 1 to the financial statements, since inception of the Development Stage (December 12, 2013), the Company had net losses of $25,723,164 $12,431,703 represents stock-based compensation and settlements), has experienced negative cash flows from operations, and there are existing uncertain conditions which the Company faces relative to its obtaining financing and capital in the equity markets. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Contractual Obligations

Not Applicable

Off-Balance Sheet Arrangements

As of March 31, 2014, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Recent Accounting Pronouncements

In June 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation” (ASU 2014-10). ASU 2014-10 removes all incremental financial reporting requirements regarding development-stage entities, including the removal of Topic 915 from the FASB Accounting Standards Codification. In addition, ASU 2014-10 adds an example disclosure in Risks and Uncertainties (Topic 275) to illustrate one way that an entity that has not begun planned operations could provide information about risks and uncertainties related to the company’s current activities. ASU 2014-10 also removes an exception provided to development-stage entities in Consolidations (Topic 810) for determining whether an entity is a variable interest entity. Effective with the first quarter of our fiscal year ended March 31, 2015, the presentation and disclosure requirements of Topic 915 will no longer be required. The revisions to Consolidation (Topic 810) are effective the first quarter of our fiscal year ended March 31, 2017. Early adoption is permitted. We have not determined the potential effects on our financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (Topic 606) (ASU 2014-09), which supersedes the revenue recognition requirements in ASC Topic 605, “Revenue Recognition”, and most industry-specific guidance. ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The amendments in ASU 2014-09 will be applied using one of two retrospective methods. The effective date will be the first quarter of our fiscal year ended March 31, 2018. We have not determined the potential effects on our financial statements.

There are several other new accounting pronouncements issued or proposed by the FASB. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe any of these accounting pronouncements has had or will have a material impact on the Company’s financial position or operating results.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Tauriga Sciences, Inc. and Subsidiary

(Formerly Immunovative, Inc. and Subsidiary)

(A Development Stage Company)

Audited Financial Statements

For the Years Ended March 31, 2014 and 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Tauriga Sciences, Inc. and Subsidiaries

Danbury, CT

We have audited the accompanying consolidated balance sheets of Tauriga Sciences, Inc. and Subsidiaries (a Development Stage Company) as of March 31, 2014 and 2013 and the related consolidated statements of operations and comprehensive loss and cash flows for each of the years in the two-year period ended March 31, 2014 and for the period December 12, 2011 (inception of Development Stage) to March 31, 2014 and the statement of stockholders deficit for each of the years in the two year period ended March 31, 2014. Tauriga Sciences, Inc. and Subsidiaries management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tauriga Sciences, Inc. and Subsidiaries (a Development Stage Company) as of March 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2014 and for the period December 12, 2011 (inception of Development stage) to March 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the consolidated financial statements, the Company has incurred an accumulated deficit of $25,723,164 since inception, has a negative working capital of $1,987,331 and there are existing uncertain conditions the Company faces relative to its ability to obtain working capital and operate successfully. These conditions raise substantial doubt about its’ ability to continue as a going concern. Management’s plans regarding these matters are also discussed in Note A. The consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

/s/ Cowan, Gunteski & Co., P.A.
July 15, 2014
Tinton Falls, NJ

Reply to: 730 Hope Road Tinton Falls NJ 07724 Phone: 732.676.4100 Fax: 732.676.4101

40 Bey Lea Road, Suite A101 Toms River NJ 08753 Phone: 732.349.6880 Fax: 732.349.1949

Member of CPAmerica International

www.CowanGunteski.com

TAURIGA SCIENCES, INC. AND SUBSIDIARY

(Formerly Immunovative, Inc. and Subsidiary)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	March 31,
	2014	2013

ASSETS
Current assets:
Cash	$812,907	$143,034
Other receivables		7,906
Investment - available for sale security	62,500	-
Prepaid expenses	22,554	19,534
Total current assets	897,961	170,474

Equipment, net	24,616	28,382

Other assets:
Deferred financing fees	34,014	-
Deferred acquisition costs	395,823	-
Intangible assets, net of amortization	1,791,460	-

Total assets	$3,143,874	$198,856

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Notes payable to individuals	$56,425	$225,000
Convertible notes to financial institutions	263,917	106,425
Accounts payable	294,855	277,053
Accrued interest	26,107	8,004
Accrued expenses	289,930	148,348
Accrued professional fees	372,939	418,668
Derivative Liability	1,581,119
Total current liabilities	2,885,292	1,183,498

Commitments and Contingencies	-	-
Stockholders’ equity (deficit)
Common stock, par value $0.00001; 1,000,000,000 shares authorized, 647,826,316 and 226,449,077 issued and outstanding at March 31, 2014 and 2013, respectively	6,478	2,264
Additional paid-in capital	42,400,884	31,000,267
Accumulated deficit from prior operations	(16,244,237)	(16,244,237)
Accumulated deficit during development stage	(25,723,164)	(15,741,675)
Accumulated other comprehensive loss	(181,379)	(1,261)
Total stockholders’ equity (deficit)	258,582	(984,642)

Total liabilities and stockholders’ equity (deficit)	$3,143,874	$198,856

See accompanying notes to consolidated financial statements.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

(Formerly Immunovative, Inc. and Subsidiary)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

			Period from
			December 12, 2011
			(Inception of
	For the Years ended		Development)
	March 31,		to March 31,
	2014	2013	2014

Operating expenses
General and administrative	$6,142,174	$8,374,216	$18,283,822
Impairment of advances to Immunovative Therapies, Ltd. for future stock ownership	-	2,714,050	3,533,214
Impairment of license agreements	1,355,988	-	1,355,988
Depreciation and amortization expense	111,304	43,919	157,891
Total operating expenses	7,609,466	11,132,185	(23,330,915)

Loss from operations	(7,609,466)	(11,132,185)	(23,330,915)

Other income (expense)
Interest expense	(572,571)	(10,506)	(588,981)
Change in derivative liability	(1,409,877)		(1,409,877)
Loss on conversion of debt	(321,000)		(321,000)
Gain on settlement of law suit	-	20,000	20,000
Amortization of debt discount	(68,575)	(23,816)	(92,391)

Total other income (expense)	(2,372,023)	(14,322)	(2,392,249)

Net loss	(9,981,489)	(11,146,507)	(25,723,164)

Other Comprehensive income (loss)
Change in unrealized loss on available for sale security, net of tax effect of zero	(187,500)	-	(187,500)

Translation adjustment	6,121	1,261	7,382

Other Comprehensive income (loss)	(181,379)	1,261	(180,118)

Comprehensive loss	(10,162,868)	(11,145,246)	(25,903,282)

Net loss per share (basic and diluted)	.03	$0.06

Weighted average common shares outstanding Basic and diluted	349,147,736	173,804,597

See accompanying notes to consolidated financial statements.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

(Formerly Immunovative, Inc. and Subsidiary)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the period from inception December 12, 2011 to March 31, 2014

					Deficit
				Deficit	accumulated	Accumulated
			Additional	accumulated	during the	other	Total
	Number of		paid-in	from prior	development	comprehensive	stockholders’
	shares	Amount	capital	operations	stage	income (loss)	equity (deficit)

Balance at December 11, 2011 (inception)	82,924,466	$829	$15,602,529	$(16,244,237)		$(31,157)	$(672,036)

Sale of common stock under private placement agreements at $0.05 per share	6,624,332	66	331,150				331,216
Issuance of shares under consulting agreements between $0.10 and $0.14 per share	14,845,000	148	2,008,152				2,008,300
Issuance of shares in connection with settlement agreements at $0.14 per share	1,565,000	16	199,484				199,500
Vesting of stock based compensation			137,247				137,247
Conversion of accrued expenses to common stock	709,090	7	77,993				78,000
Conversion of convertible debts to common stock	10,000,000	100	1,013,950				1,014,050
Issuance of stock options			1,400,000				1,400,000
Net loss for the period from December 12, 2011 (inception of development) to March 31, 2012					(4,595,168)		(4,595,168)
Translation adjustment						28,914	28,914

Balance March 31, 2012	116,667,888	$1,166	$20,770,505	$(16,244,237)	$(4,595,168)	$(2,243)	$(69,977)

See accompanying notes to consolidated financial statements.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

(Formerly Immunovative, Inc. and Subsidiary)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the period from inception December 12, 2011 to March 31, 2014

					Deficit
				Deficit	accumulated	Accumulated
			Additional	accumulated	during the	other	Total
	Number of		paid-in	from prior	development	comprehensive	stockholders’
	shares	Amount	capital	operations	stage	income (loss)	equity (deficit)

Sale of common stock under private placement agreements at $0.10 to $0.15 per share	48,844,286	489	5,190,633				5,191,122
Amendment to former chief executive officer’s employment agreement at $0.10 per share	2,500,000	25	249,975				250,000
Issuance of shares under consulting contract for strategic planning officer at $0.10 per share	2,500,000	25	249,975				250,000
Issuance of shares to purchase domain name at $0.125 per share	200,000	2	24,998				25,000
Issuance of shares under consulting contracts at $0.10 to $0.29 per share	30,878,983	308	4,505,881				4,506,189
Issuance of shares to convert Caete Invest & Trade, S.A. debt under conversion agreement	2,720,000	27	225,792				225,819
Conversion of accounts payable at $0.10 per share	1,592,920	16	95,559				95,575
Stock issued for commissions under private placement agreements	5,335,000	53	688,947				689,000
Commission expense paid with stock issuances under private placements			(689,000)				(689,000)
Commission paid under private placement agreements in cash			(643,956)				(643,956)
Issuance of shares to CEO under employment contract for achieving capital raise goal of $7,500,000 at $0.25 per share	2,500,000	25	624,975				625,000
Issuance of shares to former CEO under employment contract for achieving capital raise goal of $7,500,000 at $0.25 per share	2,500,000	25	624,975				625,000
Issuance of shares to CEO in lieu of salary at a price of $0.04 to $0.24 per share	360,000	4	47,396				47,400
Issuance of shares to JMJ Financial to obtain loan at $0.15 per share	200,000	2	29,998				30,000
Beneficial conversion feature related to JMJ Financial			92,391				92,391
Issuance of shares to CEO as signing bonus under employment contract at $0.20 per share	1,500,000	15	299,985				300,000
Issuance of shares to CEO as additional compensation at $0.04 per share	4,000,000	40	159,960				160,000
Issuance of shares to CFO under consulting agreement at $0.06 to $0.20 per share	2,000,000	20	246,480				246,500
Issuance of shares to company attorneys for services rendered at $0.10 to $0.25 per share	2,150,000	22	287,478				287,500
Consulting contract vesting amortization adjustment			(2,082,680)				(2,082,680)
Translation adjustment						982	982
Net loss for the year ended March 31, 2013					(11,146,507)		(11,146,507)

Balance at March 31, 2013	226,449,077	$2,264	$31,000,267	$(16,244,237)	$(15,741,675)	$(1,261)	$(984,642)

See accompanying notes to consolidated financial statements.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

(Formerly Immunovative, Inc. and Subsidiary)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the period from inception December 12, 2011 to March 31, 2014

					Deficit
				Deficit	accumulated	Accumulated
			Additional	accumulated	during the	other	Total
	Number of		paid-in	from prior	development	comprehensive	stockholders’
	shares	Amount	capital	operations	stage	income (loss)	equity (deficit)

Issuance of shares to former chief financial officer at $0.02 to $0.07 per share	860,000	9	25,891				25,900
Issuance of shares for cash at $0.03 to $0.06 per share	36,644,631	366	989,450				989,816
Issuance of shares to chief executive officer and former CEO at $0.02 to $0.09 per share	31,720,000	318	995,583				995,901
Issuance of shares to convert convertible debt at $0.01 to $0.09 per share	191,604,392	1,916	2,750,220				2,752,136
Issuance of shares to consultants at $0.01 to $0.09 per share	141,700,390	1,417	2,753,964				2,755,381
Issuance of shares to finalize licensing agreement at $0.04	2,500,000	25	106,225				106,250
Issuance of shares to settle accounts payable at $0.04 per share	1,500,000	15	59,985				60,000
Issuance of shares for loan commitment fee at $0.02 to $0.03 per share	10,500,000	105	254,895				255,000
Issuance of shares for available for sale investments at $0.06 per share	4,347,826	43	249,957				250,000
Stock-based compensation vesting			364,596				364,596
Strategic alliance warrant valuation			1,139,851				1,139,851
Warrant issued to acquire Pilus Energy, LLC			1,710,000				1,710,000
Impairment of available for sale securities						(187,500)	(187,500)
Translation adjustment						7,382	7,382
Net loss for the year ended March 31, 2014					(9,981,489)		(9,981,489)

Balance at March 31, 2014	647,826,316	$6,478	$42,400,884	$(16,244,237)	$(25,723,164)	$(181,379)	$258,852

See accompanying notes to consolidated financial statements.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

(Formerly Immunovative, Inc. and Subsidiary)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			Period from
			December 12, 2011
			(Inception of
	For the Years Ended		Development)
	March 31,		to March 31,
	2014	2013	2014

Cash flows from operating activities
Net loss	$(9,981,489)	$(11,146,507)	$(25,723,164)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Stock-based compensation	4,034,370	5,244,911	12,431,703
Shares issued in Settlement Agreement	-	-	153,000
Impairment of advances to Immunovative
Therapies, LTD, for future stock ownership	-	2,714,050	3,533,214
Change in derivative liability	1,409,877	-	1,409,877
Note payable discount amortization	68,575	23,816	92,391
Depreciation and amortization	111,304	43,919	157,891
Accretion on Convertible notes payable	364,545	-	364,545
Impairment of license agreements	1,355,988	-	1,355,988
Amortization of deferred financing costs	123,986	-	123,986
Loss on extinguishment of debt	321,000	-	321,000
Decrease (increase) in assets
Other receivables	7,906	(7,906)	-
Prepaid expenses	21,980	(7,271)	19,204
Increase (decrease) in liabilities
Accounts payable	77,799	163,984	225,341
Accrued interest	68,889	(23,596)	56,741
Accrued expenses	141,582	90,764	232,470
Accrued professional fees	(45,727)	256,346	42,539
Related party payables	-	-	(96,884)
Cash used in operating activities	(1,919,415)	(2,647,490)	(5,300,158)

Cash flows from investing activities
Purchase of equipment	(5,134)	(2,940)	(28,954)
Purchase of intangible assets	(293,750)	(7,893)	(301,643)
Deferred acquisition costs	(395,823)	-	(395,823)
Advances to Immunovative Therapies LTD, for future stock ownership	-	(2,714,050)	(3,533,214)
Cash used in investing activities	(694,707)	(2,724,883)	(4,259,634)

Cash flows from financing activities
Proceeds from notes payable	136,425	225,000	361,425
Repayment of note payable to former chief executive officer	-	(52,364)	(125,503)
Payment for financing costs	(23,000)	-	(23,000)
Proceeds from the sale of common stock	989,816	5,191,121	8,251,293
Proceeds from convertible debentures	2,173,372	175,000	2,348,372
Commissions paid on sale of common stock	-	(643,956)	(643,956)
Cash provided by financing activities	3,276,613	4,894,801	10,168,631

Foreign currency translation effect	7,382	982	34,525
Net increase / (decrease) in cash	669,873	(476,590)	643,364

Cash, beginning of period	143,034	619,624	169,543
Cash, end of period	$812,907	$143,034	$812,907

See accompanying notes to consolidated financial statements.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

(Formerly Immunovative, Inc. and Subsidiary)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			Period from
			December 12, 2011
			(Inception of
	For the Years Ended		Development)
	March 31,		to March 31,
	2014	2013	2014

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest Paid	$-	$34,102	$34,102
Taxes Paid	$-	$-	$-

NON CASH ITEMS
Conversion of accounts payable to common stock	$60,000	$95,559	$159,559
Conversion of note payable - Caete Invest & Trade, S.A. to common stock	$-	$179,572	$179,572
Issuance of common stock to settle commissions on private placement offering	$-	$689,000	$689,000
Conversion of accrued interest on Caete Invest & Trade, S.A. to common stock	$-	$46,247	$46,247
Purchase of intangible asset - domain name with common stock	$-	$25,000	$25,000
Conversion of convertible debentures to common stock	$2,607,759	$-	$2,607,759
Conversion of accrued interest to common stock	$50,786	$-	$50,786
Purchase of intangible assets with common stock	$2,956,101	$-	$2,956,101
Issuance of common stock for investment in available for sale security	$250,000	$-	$250,000
Issuance of common stock for deferred financing costs	$135,000	$-	$135,000
Impairment of available for sale security	$187,500	$-	$187,500

See accompanying notes to consolidated financial statements.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

(Formerly Immunovative, Inc. and Subsidiary)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

NOTE 1 - NATURE OF BUSINESS AND GOING CONCERN

Nature of Business

The Company, prior to December 12, 2011, was involved in the business of exploiting new technologies for the production of clean energy. The Company is now moving in the direction of a diversified biotechnology company. The mission of the company is to acquire a diversified portfolio of biotechnological technologies.

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

On March 13, 2013, the Company changed its name to Tauriga Sciences, Inc. to better reflect its new direction. The Company traded under the symbol “TAUG” beginning April 9, 2013.

On May 31, 2013, the Company signed a Licensing Agreement with Green Hygienics, Inc. (“GHI”) to enable the Company, on an exclusive basis for North America, to market and sell 100% tree-free, bamboo-based, biodegradable, hospital grade wipes, as well as other similar products. The Company contracted to pay $250,000 for the licensing rights. In addition, the Company issued 4,347,826 shares of its common stock to GHI whereas GHI’s parent company, Green Innovations Ltd. (“GNIN”) has issued the Company 625,000 shares of common stock of GNIN, valued at $250,000. The Company paid $143,730 in cash to GHI and, in lieu of the remaining $106,270 to be paid in cash the Company issued an additional 2,500,000 shares of its common stock for the licensing rights. See Note 4.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

(Formerly Immunovative, Inc. and Subsidiary)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

On October 29, 2013, the Company entered into a strategic alliance with Bacterial Robotics, LLC (Bacterial Robotics). Bacterial Robotics owns certain patents and/or other intellectual property related to the development of genetically modified micro-organisms (GMOs) and GMOs tailored to perform one or more specific functions, one such GMO being adopted to clean polluting molecules from wastewater, such GMO being referred herein as the existing BactoBot Technology (the BR Technology). Bacterial Robotics is developing a whitepaper to deliver to the Company for acceptance. Upon acceptance by the Company, the Parties will form a strategic relationship through the formation of a joint venture in which the Company will be the majority and controlling owner which will use the NuclearBot Technology to further the growth of the nuclear wastewater treatment market. The intent is for Bacterial Robotics to issue a 10 year license agreement. In connection with the strategic alliance agreement, the Company issued a warrant to purchase 75,000,000 shares of its common stock valued at $1,100,000 and paid an additional $50,000 in cash.

On November 25, 2013, the Company executed a definitive agreement to acquire Pilus Energy, LLC (“Pilus”), a Ohio limited liability company and a developer of alternative cleantech energy platforms using proprietary microbial solutions that creates electricity while consuming polluting molecules from wastewater. Pilus is converging digester, fermenter, scrubber, and other proven technologies into a scalable Electrogenic Bioreactor (“EBR”) platform. This transformative technology is the basis of the Pilus Cell™. The EBR harnesses genetically enhanced bacteria, also known as bacterial robots, or BactoBots™, that remediate water, harvest direct current (“DC”) electricity, and produce economically important gases. The EBR accomplishes this through bacterial metabolism, specifically cellular respiration of nearly four hundred carbon and nitrogen molecules. Pilus’ highly metabolic bacteria are non-pathogenic. Because of the mediated biofilm formation, these wastewater-to-value BactoBots resist heavy metal poisoning, swings of pH, and survive in a 4-to-45 degree Celsius temperature range. Additionally, the BactoBots are anaerobically and aerobically active, even with low BOD/COD. On January 28, 2014, the acquisition was completed. Pilus will be a wholly-owned subsidiary of the Company. As a condition of the acquisition, Pilus will get one seat on the board of directors, and the shareholders of Pilus will receive 100,000,000 shares of common stock of the Company, which represented a fair market value of approximately $2,000,000. In addition, the Company paid Bacterial Robotics, LLC (“BRLLC”), formerly the parent company of Pilus, $50,000 on signing the memorandum of understanding and $50,000 at the time of closing.

The Company has concluded that the acquisition of Pilus Energy, LLC is to be treated as the purchase of an asset.

On March 26, 2014, the Company announced that its wholly owned subsidiary, Pilus Energy, LLC, has commenced a five-phase, $1,700,000 commercial pilot test with the Environmental Protection Agency utilizing Chicago Bridge and Iron Company’s Federal Services serving as the third-party-contractor through the EPA’s Test and Evaluation Facility. This five phase commercial pilot will include significant testing of the Pilus Energy Electrogenic Bioreactor Synthetic Biology Platform for generating value from wastewater.

On March 10, 2014, the Company entered into a definitive agreement to acquire California based Honewood, LLC, a developer of a tropical medicinal cannabis product which is a therapeutic cream that currently sells in numerous dispensaries across the State of California. This definitive agreement is valid for a period of 120 days and the Company has advanced to Honewood approximately $175,000 in cash and incurred legal fees of approximately $178,000 as at March 31, 2014

Going Concern

As indicated in the accompanying consolidated financial statements, the Company has incurred net operating losses of $9,981,489 for the year ended March 31, 2014. Since inception of development stage, the Company has incurred net losses of $25,723,164. Management’s plans include the raising of capital through equity markets to fund future operations and cultivating new license agreements or acquiring ownership in medical companies. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses, acquire new license agreements or ownership interests in medical companies and generate adequate revenues, there can be no assurances that the revenues will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. However, the accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

(Formerly Immunovative, Inc. and Subsidiary)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

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

Cash Equivalents

For purposes of reporting cash flows, cash equivalents include investment instruments purchased with an original maturity of three months or less. At March 31, 2014, the Company had $553,785 and $259,122 in cost at two financial, which needed the FAIC insured limit of $250,000 by $303,785 and 9,122, respectively.

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

Intangible Asset

Intangible Asset consists of licensing fees and a patent which are stated at cost. Licenses are amortized over the life of the agreement and patents are amortized over the remaining life of the patent at the date of acquisition.

Net Loss Per Common Share

The Company computes per share amounts in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 260 Earnings per Share (“EPS”) which requires presentation of basic and diluted EPS. Basic EPS is computed by dividing the income (loss) available to Common Stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of Common Stock and Common Stock equivalents outstanding during the periods. A fully diluted calculation is not presented since the results would be anti-dilutive.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

(Formerly Immunovative, Inc. and Subsidiary)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

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

The Company issues stock to consultants for various services. The costs for these transactions are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The value of the common stock is measured at the earlier of (1) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached or (2) the date at which the counterparty’s performance is complete. The Company recognizes consulting expense and a corresponding increase to additional paid-in-capital related to stock issued for services.

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

Impairment of Long-Lived Assets

Long-lived assets, primarily patents, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. The Company will perform a periodic assessment of assets for impairment in the absence of such information or indicators. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, the Company would recognize an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and estimated fair value.

Research and Development

The Company expenses research and development costs as incurred.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

(Formerly Immunovative, Inc. and Subsidiary)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2014. The respective carrying value of certain financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash, accounts payable, accrued expenses, notes payable, convertible notes, and amounts due to related parties.

Derivative Financial Instruments

Derivatives are recorded on the balance sheet at fair value. The conversion features of the convertible debentures are embedded derivatives and are separately valued and accounted for on the balance sheet with changes in fair value recognized during the period of change as a separate component of other income/expense. Fair values for exchange-traded securities and derivatives are based on quoted market prices. The pricing model we use for determining fair value of our derivatives is the Monte Carlo Pricing Model. Valuations derived from this model are subject to ongoing internal and external verification and review. The model uses market-sourced inputs such as interest rates and stock price volatilities. Selection of these inputs involves management’s judgment and may impact net income. During the year ended March 31, 2014, the Company utilized an expected life ranging from 180 days to 360 days based upon the look-back period of its convertible debentures and notes and a volatility in the range of 89% to 172%.

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

As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by ASC 740 and concluded that the tax position of the Company does not meet the more-likely-than-not threshold as of March 31, 2014.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

(Formerly Immunovative, Inc. and Subsidiary)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

Recent Accounting Pronouncements

In June 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation” (ASU 2014-10). ASU 2014-10 removes all incremental financial reporting requirements regarding development-stage entities, including the removal of Topic 915 from the FASB Accounting Standards Codification. In addition, ASU 2014-10 adds an example disclosure in Risks and Uncertainties (Topic 275) to illustrate one way that an entity that has not begun planned operations could provide information about risks and uncertainties related to the company’s current activities. ASU 2014-10 also removes an exception provided to development-stage entities in Consolidations (Topic 810) for determining whether an entity is a variable interest entity. Effective with the first quarter of our fiscal year ended March 31, 2015, the presentation and disclosure requirements of Topic 915 will no longer be required. The revisions to Consolidation (Topic 810) are effective the first quarter of our fiscal year ended March 31, 2017. Early adoption is permitted. We have not determined the potential effects on our financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (Topic 606) (ASU 2014-09), which supersedes the revenue recognition requirements in ASC Topic 605, “Revenue Recognition”, and most industry-specific guidance. ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The amendments in ASU 2014-09 will be applied using one of two retrospective methods. The effective date will be the first quarter of our fiscal year ended March 31, 2018. We have not determined the potential effects on our financial statements.

There are several other new accounting pronouncements issued or proposed by the FASB. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe any of these accounting pronouncements has had or will have a material impact on the Company’s financial position or operating results.

Management does not believe any other recently issued but not yet effective accounting pronouncements, if adopted, would have an effect on the accompanying consolidated financial statements.

NOTE 3 - EQUIPMENT

The Company’s equipment is as follows:

	March 31,	March 31,
	2014	2013	Estimated Life

Computer and office equipment	$55,085	$49,951	5 years
Less: accumulated depreciation	(30,469)	21,569
	$24,616	$28,382

Depreciation expense was $8,900 and $8,086 for the years ended March 31, 2014 and 2013, respectively.

NOTE 4 – INTANGIBLE ASSETS

License Agreements:

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

TAURIGA SCIENCES, INC. AND SUBSIDIARY

(Formerly Immunovative, Inc. and Subsidiary)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

On January 8, 2013, the Company received from ITL, a notice by which ITL purported to terminate the License Agreement dated December 9, 2011 between the Company and ITL (the “ITL Notice”), along with alleged damages. It is the Company’s position that ITL breached the License Agreement by delivering the ITL Notice and, that prior to the ITL Notice, the License Agreement was in full force and, on January 17, 2013 and that the Company had complied in all material respect with the License Agreement therefore the Company believes that there are no damages to ITL. As such, on January 17, 2013, the Company filed a lawsuit against ITL, which included the request for various injunctive relief against ITL for damages stemming from this breach. On February 19, 2013, the Company and ITL entered into a settlement agreement whereby the parties have agreed to the following: (1) the Company will submit a letter to the Court advising the Court that the parties have reached a settlement and that the Company is withdrawing its motion, (2) ITL will pay the Company $20,000, (3) ITL will issue to the Company, ITL’s share capital equivalent to 9% of the issued and outstanding shares of ITL, (4) the Company will change its name and (5) the settling parties agree that the license agreement will be terminated. No value has been assigned to the ITL shares received, as they are deemed to be worthless. The Company, based upon its evaluation of the ITL financial statement, considered it’s investment in ITL to be impaired as the ITL Company had negative net worth and the funds advanced were being utilized for research, development and testing.

Green Hygienics, Inc.

On May 31, 2013, the Company executed a licensing agreement with GHI (see Notes 1 and 8). The Licensing Agreement with GHI will enable the Company, on an exclusive basis for North America, to market and sell 100% tree-free, bamboo-based, biodegradable, hospital grade wipes, as well as other similar products to commercial entities including medical facilities, schools, and more. The Company agreed to pay $250,000 for the licensing rights. In addition, the Company issued 4,347,826 shares of its common stock to GHI whereas GHI’s parent company, Green Innovations Ltd. (“GNIN”) has issued the Company 625,000 shares of common stock of GNIN, valued at $250,000. The terms of the Licensing Agreement provides the equal recognition of profits between the Company and GHI on the sales by the Company.

The Company has paid $143,730 of the $250,000 licensing fee in cash and issued 2,500,000 shares of its common stock in lieu of the remaining $106,270. The Company amortizes the licensing fee over the five year life of the licensing agreement, and through March 31, 2014 the accumulated amortization amounts to $34,911. At March 31, 2014, the Company determined not to pursue the marketability for the related products and considered the remaining net value to be impaired, recording an impairment charge of $215,089.

Bacterial Robotics, LLC

On October 29, 2013, the Company entered into a strategic alliance agreement between the Company and Bacterial Robotics, LLC (the Parties) to develop a relationship for the research and development of the NuclearBot Technology that will be marketed and monetized pursuant to a Definitive Agreement. Accordingly, subject to the terms of this agreement, (a) Bacterial Robotics agrees to develop a whitepaper which may be delivered as a readable electronic file, on the subject of utilizing the NuclearBot Technology in the cleansing of nuclear wastewater created in the operation of a nuclear power plant (the “Whitepaper”), which Bacterial Robotics shall deliver to the Company within ninety (90) days of the agreement, which may be extended upon mutual agreement based upon unexpected complexities, and (b) the parties agree to use commercially reasonable efforts in good faith to (1) identify prospective pilot programs, projects and opportunities for the NuclearBot Technology for the Parties to strategically and jointly pursue, (2) enter into a joint venture, in which the Company will be the majority and controlling owner, for the purpose of (A) marketing and selling products and services utilizing the NuclearBot Technology, (B) sublicensing the NuclearBot Technology and (C) owning all improvements to the NuclearBot Technology, and other inventions and intellectual property, jointly developed by the Parties and (3) negotiate terms and conditions of Definitive Agreements. As consideration for the strategic alliance, the Company issued a $25,000 deposit upon signing the agreement. Additionally, the Company issued a 5 year warrant for up to 75,000,000 shares of the Company’s common stock with a value of $1,139,851 and an additional $25,000 in cash. The Company amortizes the fee of $1,189,851 over the ten year life of the licensing agreement, and through March 31, 2014 the accumulated amortization amounts to $48,952. At March 31, 2014, the Company determined that it was not going to pursue the market nor invest additional capital to fund the commercialization and accordingly, considered the remaining net value to be impaired recording an impairment charge of $1,140,899.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

(Formerly Immunovative, Inc. and Subsidiary)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

License agreements consist of the cost of license fees with Green Hygienics, Inc.,(250,000) and Baterial Robotoics, LLC ($1,189,851) which were both determined to be impaired as of March 31, 2014: An analysis of the cost is as follows:

	March 31,	March 31,
	2014	2013	Estimated Life

Licensing fee	$1,439,851	$-	5 years
Less: accumulated amortization	83,863	-
	1,355,988
Net impairment	(1,355,988)
Balance	$-

Patents:

Pilus Energy, LLC

The Company, through the acquisition of Pilus Energy on January 28, 2014, acquired a patent to develop cleantech energy using proprietary microbiological solution that creates electricity while consuming polluting molecules from wastewater. The cost of the patent and related amortization at March 31, 2014 is as follows:

	Fair Value	Estimated Life

Cash advanced on signing the memorandum of understanding and closing agreement	$100,000	16.5 years
Fair value of the warrant for 100,000,000 shares of the Company’s common stock	1,710,000
Less amortization	1,810,000
	18,540
Net value of patents at March 31, 2014	$1,791,460

NOTE 5 – CONVERTIBLE NOTES AND NOTES PAYABLE

Convertible Notes Payable Institutions

During the year ended March 31, 2014, the Company entered into a number (approximately 30) of convertible note debentures and recorded gross proceeds of $2,037,000 with interest rates ranging from 5% to 12%. All of the note agreements have conversion features which allow the note holder to convert the debenture into common stock of the Company. The conversion price which is discounted, is based upon either the lowest trading price for a period ranging between 20 and 25 days prior to the date of the notice of conversion or an average of the pervious 20 to 25 days prior to conversion. Due to the variable characteristic of the notes, the Company has concluded that a derivative liability existed at the date of issuance and accordingly has recorded a derivative liability for each note. The balance of the convertible notes at March 31, 2014 is $263,917 and the related derivative liability is $1,581,119 at March 31, 2014, 61,819,334 shares of common stock were reserved for conversion on these notes.

Convertible Notes Payable to Individuals

The Company at March 31, 2013 had $56,425 of notes payable to individuals, the notes are convertable into common stock of the company at $0.025 per share. The interest rate is 8% per annum and the notes are unsecured.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

(Formerly Immunovative, Inc. and Subsidiary)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 March 31, 2014

On October 19, 2012, the Company entered into a one year convertible promissory note agreement for $445,000 with JMJ Financial, a California based institutional investor. The note is non-interest bearing for the first 90 days and subsequent to that, the note has an interest rate of 5% per annum. The note, at the holder’s option, is convertible at $0.15 per share and if the price per share at the time of conversion is greater than $0.15 per share, on average for the previous 25 trading days, the conversion rate shall have a 25% discount, with the minimum price of $0.15 per share. The Company paid an origination fee of 200,000 shares of its common stock to secure the loan. On November 14, 2012, the Company received $150,000 and an additional $25,000 on March 27, 2013. The 25% discount created a beneficial conversion feature at the commitment date aggregating $37,500 representing a discount which is being accreted monthly from the issuance date of the note through maturity and is recorded as additional interest expense. At March 31, 2013, the loan balance is $106.425, net of unamortized discount of $68,575. On June 3, 2014 the Company issued 9,900,000 shares of its common stock to convert the note. Under the terms of the original agreement, approximately 4,125,000 shares were required to be issued. To entice the conversion, the Company issued an additional 5,775,000 shares resulting in a loss on conversion of $321,000.

NOTE 6 – RELATED PARTIES

Antonio Treminio, former chief executive officer and chairman of the Company, was a note holder of the Company. On August 2, 2012, the remaining balance of the note payable of $52,364 and the accrued interest of $34,102 was repaid.

On May 31, 2013, the Company executed a licensing agreement with GHI (see Notes 1 and 4). The Company’s former CFO, Bruce Harmon, is also the CFO and Chairman of Green Innovations Ltd., the parent company of GHI.

NOTE 7 – STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

During the year ended March 31, 2012, the Company sold for cash under private placement agreements 13,450,000 shares of its common stock at $0.05 per share.

During the year ended March 31, 2012, the Company issued to various consultants 14,485,000 shares of its common stock at prices ranging between $0.10 and $0.14 per share. These shares were valued at the market price of the stock on the date of the commitment. These consulting agreements were issued to the consultants to assist the Company in developing business strategies, assist in capital introductions, and other mutually agreed upon services. The aggregate value of the shares has been recorded as stock based compensation.

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

During the year ended March 31, 2012, the Company sold for cash under private placement agreements, 22,853,560 shares of its common stock at an average price of $0.10 per share.

During the year March 31, 2013, the Company sold for cash under private placement agreements, 48,844,236 shares of its common stock at an average price of $0.10 to $0.15 per share.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

(Formerly Immunovative, Inc. and Subsidiary)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

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

During the course of the year, the Company converted $95,575 of accounts payable to the former CEO for severance by issuing 1,592,920 shares of its common stock at an average price of $0.06 per share.

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

The Company, during the course of the year, has issued 2,150,000 shares of its common stock at prices ranging from $0.10 to $0.25 per share for legal services.

Commencing October 2012, the chief executive officer received 360,000 shares (60,000 per month) of the Company’s common stock as salary in lieu of cash. These shares were valued between $0.04 and $0.24 per share. His employment agreement was subsequently modified in December 2012 to begin cash compensation in addition to the 60,000 shares award per month.

During the year ended March 31, 2013, the Company issued to various consultants 30,128,983 shares of its common stock at prices ranging between $0.10 and $0.29 per share. These shares were valued at the market price of the common stock on the date of commitment. The consulting agreements were issued to the consultants to assist the Company in developing business strategies, assist in capital introductions and other mutually agreed upon services. The aggregate value of the shares has been recorded as stock-based compensation.

The Company converted $75,000 of accounts payable to consultants at $0.10 per share. Total shares issued were 750,000.

The Company issued 5,335,000 shares of its common stock and $643,956 in cash as commissions related to the private placement agreements.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

(Formerly Immunovative, Inc. and Subsidiary)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

During the year ended December 31, 2013, the Company issued to its current and former chief executive a total of 31,720,000 shares of its common stock at prices ranging from $0.02 to $0.09 per share for services.

During the year ended March 31, 2014, the Company issued collectively 191,604,392 shares of its common stock at prices ranging from $0.01 to $0.09 per share for the conversion of a $1,341,305 convertible debt.

During the year ended March 31, 2014, the Company issued to various consultants collectively 141,700,390 shares of its common stock at prices ranging from $0.01 to $0.09 per share.

During the year ended March 31, 2014, the Company issued 1,500,000 at $0.04 per share in settlement of legal fees.

During the year ended March 31, 2014, the Company issued 10,500,000 shares at $0.02 to $0.03 per share for a commitment fee relating to a convertible debt arrangement.

During the year ended March 31, 2014, the Company issued 4,387,826 shares of its common stock to Green Hygienics in connection with a license agreement.

During the year ended March 31, 2014, the Company issued 2,500,000 shares to fully pay up the Green Hygienics license fee. The shares were valued at $0.04 per share totaling $106,250.

In connection with the acquisiton of Pilus Energy (See note 4), the Company issued a warrant to purchase 100,000,000 Shares of the Company’s common stock at $0.02 per share. The warrant was valued at $1,710,000 using the the Black-Scholes Pricing Model.

Issuance of 36,644,631 shares of common stock for cash at prices ranging from $0.03 to $0.06 per share.

In connection with the strategic licence agreement with Bacterial Robotics, LLC, the Company issued on October 29, 2013 a warrant to acquire up to 75,000,000 Shares of the Company’s Common stock. The Warrant was valued at $1,139,851 utilizing the Black-Scholes option pricing Model.

Issuance of 860,000 shares to the Company’s former chief financial officer at prices ranging from $0.02 to $0.07 per share.

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

Warrants for Common Stock

The following table summarizes warrant activity for the years ended March 31, 2014 and 2013:

			Weighted
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding at March 31, 2012	394,465	$0.57
Granted	--	--
Expired	(194,465)	0.75
Exercised	--	--

Outstanding at March 31, 2013	200,000	0.40	1.38 Years	--

Granted	175,000,000	0.02
Expired	--
Exercised	--	--

Outstanding at March 31, 2014	175,200,000	$0.02	5.86 Years	10,050,000

TAURIGA SCIENCES, INC. AND SUBSIDIARY

(Formerly Immunovative, Inc. and Subsidiary)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

The warrants were valued utilizing the following assumption employing the Black-Scholes Pricing Model:

Volatility	168.32% to 244.92%
Risk-free rate	1.34% to 0.41%
Dividend	-
Expected life of warrants	5

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

Volatility	220%
Expected dividend rate	-
Expected life of options in years	10
Risk-free rate	1.87%

The following table summarizes warrant activity for the years ended March 31, 2014 and 2013:

Weighted
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding at March 31, 2012	--	--
Granted	10,000,000	0.10
Expired	--
Exercised	--	--

Outstanding at March 31, 2013	10,000,000	$0.10	8.85 Years	$--

Granted	--	--
Expired	--
Exercised	--	--

Outstanding at March 31, 2014	10,000,000	$0.10	7.85 Years	$--

TAURIGA SCIENCES, INC. AND SUBSIDIARY

(Formerly Immunovative, Inc. and Subsidiary)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

NOTE 8 – COMMITMENTS AND CONTINGENCIES

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

Commitments

On February 26, 2014, Dr, Stella M. Sung was appointed Chief Executive Officer (“CEO”). Dr. Sung previously served as Chief Operating Officer under a two year employment agreement dated April 15, 2013. In conjunction with her appointment as CEO, the terms of her employment agreement were amended to provide for the following: (i) salary of $8,000 per month for March and April 2014, with a salary increase to $14,000 per month commencing on May 1, 2014 and thereafter; (ii) a one-time $25,000 cash bonus once the Company completes a minimum private placement financing of $750,000; (iii) a monthly restricted share allotment of 150,000 common shares effective May 1, 2014; (iv) a one-time S-8 share allotment of 2,500,000 common shares payable on May 27, 2014 or 90 days subsequent to her appointment as CEO; (v) other customary benefits.

On August 22, 2012, the Company entered into an employment agreement with Seth M. Shaw, its then CEO. The agreement provides for annual compensation of $132,000. Mr. Shaw previously elected to forgo cash compensation and receive 60,000 shares of the Company’s common stock on a monthly basis. However, as the only principal officer and director, he decided to take the cash compensation as well. Effective February 26, 2014, Mr Shaw resigned as CEO, Chairman and Officer and was appointed to the position of Vice President, Strategic Planning at which time his employment agreement was amended as follows: (i) salary of $8,000 per month for March and April 2014, with a salary increase to $9,500 per month commencing on May 1, 2014 and thereafter; (ii) a one-time $25,000 cash bonus once the Company completes a minimum private placement financing of $750,000; (iii) a monthly restricted share allotment of 60,000 common shares which continue as under his prior agreement; (iv) other customary benefits. On May 27, 2014 or 90 days subsequent to his resignation as CEO, Mr. Shaw shall be deemed a non-affiliate.

On January 31, 2012, the Company entered into a three year lease for its corporate office. This requires a monthly payment of $2,150 per month. Required annual payments are as follows: 2013-$25,800; 2014-$25,800; and 2015-$2,150. The Company and the landlord reached a mutual agreement and terminated the lease.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

(Formerly Immunovative, Inc. and Subsidiary)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 March 31, 2014

In connection with the Company’s consulting contracts, the Company has commitments for monthly payments of approximately $XX,000 for the ensuing twelve months

NOTE 9 – PROVISION FOR INCOME TAXES

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

Deferred tax assets consist of the following at March 31:

	2014	2013
Net operating losses	$(2,200,000)	$(1,200,000)
Derivative liability	500,000	-
Impairment of assets	1,800,000	1,300,000
Valuation allowance	(4,500,000)	(2,500,000)
	$-	$-

At March 31, 2014, the Company had a U.S. net operating loss carryforward in the approximate amount of $6,700,000 available to offset future taxable income through 2032. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods. The Company also has a Canadian carry forward loss which approximates $600,000 and is available to offset future taxable income through 2034.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the years ended March 31, 2014 and 2013 is summarized as follows:

	2014	2013
Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefits	(3.3)	(3.3)
Valuation allowance	37.3	37.3
	0%	0%

NOTE 10 – INVESTMENT AVAILABLE FOR SALE SECURITY

The Company’s investment on Green Innovations, Ltd is included within current Assets as it is expected to be realized in cash within one year. The investment is recorded at fair valve with unrealized gains and losses, net of applicable taxes, in Other Comprehensive Income. The Company’s investment in Green Innovations has a cost of $250,000 unrealized loss of $187,500 and a fair valve of $62,500 at March 31, 2014.

NOTE 11 – FAIR VALUE MEASUREMENTS

The following summarizes the company’s financial assets and liabilities that are measured at fair value on a recurring basis at March 31, 2014.

	Level 1	Level 2	Level 3	Total
Assets
Investment-available-for-sale security	$62,500	$-	$-	$62,500

Liabilities
Derivative Liabilities	-	1,581,119	-	$1,581,119

NOTE 12 – SUBSEQUENT EVENTS

Subsequent to March 31, 2014, the Company issued 43,864,772 shares in connection with the Conversion of Convertible Notes, 8,093,467 in connection with private placements, 10,550,000 in connection with financing fees, 6,997,501 to consultants, 350,000 to Chief Executive Officer and 180,000 to V.P. Strategic Planning.

On April 10, 2014, the Company entered into a securities purchase agreement with Hanover Holdings I, LLC, whereby the investor agreed to release $250,000 to the Company previously held in escrow.

On June 24, 2014, the Company entered into a Securities Purchase Agreement with Typenex Co-Investment, LLC (“Typenex”), for the sale of an 8% convertible note in the principal amount of $550,000 (which includes Typenex legal expenses in the amount of $7,500 and a $50,000 original issue discount) for $500,000, consisting of $100,000 paid in cash at closing and four secured promissory notes, aggregating $400,000, bearing interest at the rate of 8% per annum, the first note maturing three days after Typenex receives a letter from the Company’s transfer agent satisfactory to Typenex, in their sole discretion, and the four remaining notes each maturing sixty days following the occurrence of the maturity date (the “Investor Notes”). The Investor Notes may be prepaid, without penalty, all or portion of the outstanding balance along with accrued but unpaid interest at any time prior to maturity. The Company has no obligation to pay Typenex any amounts on the unfunded portion of the note.

The Company has successfully completed its acquisition of California-based medicinal cannabis firm Honeywood LLC (“Honeywood”), the formulator for Doc Green’s topical cannabis cream and for other products. Under terms of the completed acquisition agreement, Honeywood will operate as a wholly owned subsidiary of the Company. The final acquisition terms result in stakeholders of Honeywood receiving 15.5% of Tauriga Sciences non-diluted shares of common stock outstanding immediately prior to closing. Honeywood’s principals have the opportunity to collectively earn up to an additional aggregate equal to 10% of Tauriga’s common stock outstanding (utilizing the same initial Closing Date) upon achieving the following gross revenue based milestones: upon the generation and receipt of $2,000,000 USD of gross revenues derived strictly from the sale and licensing of Honeywood’s products, the three Honeywood principals shall each be issued either restricted stock or stock options equal to 1.6666% shares of Common Stock of Tauriga; upon the generation and receipt of an additional $2,000,000 USD ($4,000,000 USD total gross revenues by Honeywood), its three principals shall each be issued an additional 1.6666% shares of Common Stock of Tauriga (each such additional issuance to be set off the outstanding shares immediately prior to the Closing Date).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the year ended March 31, 2014 covered by this Form 10-K. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

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

With the participation of the Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the Company's internal control over financial reporting as of March 31, 2014 based upon the framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that, as of March 31, 2014, the Company had material weaknesses in its internal control over financial reporting and was deemed to be not effective. Specifically, management identified the following material weaknesses at March 31, 2014:

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

Changes in Internal Control over Financial Reporting

In August 2012, the Company appointed Seth M. Shaw as chief executive officer and chairman. Mr. Shaw has more than ten years’ experience in the business and financial profession. On February 27, 2014, Mr. Shaw resigned as our chief executive officer and was replaced by Dr. Stella M. Sung. Dr. Sung has over twenty-five years of experience in the business and financial profession.

In September 2012, the Company appointed Bruce Harmon as chief financial officer. Mr. Harmon has more than thirty years’ experience as a financial professional serving as chief financial officer of several publicly registered entities. On August 31, 2013, Mr. Harmon resigned as our chief financial officer and was replaced by Mr. Shaw. Mr. Shaw served as our chief financial officer until February 27, 2014 when he was replaced by Dr. Sung.

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

Name	Age	Position

Dr. Stella M. Sung	47	Chief Executive Officer, Interim Chief Financial Officer, Chief Operating Officer and Director
Dr. David L. Wolitzky	77	Director
Michael Wolff	73	Director

Biographies of Directors and Officers

Dr. Stella M. Sung has served as our chief executive officer and interim chief financial officer since February 27, 2014 and our chief operating officer since April 2013 and one of our directors April 2014, and as a member of our Medical Advisory Board since March 2013. Dr. Sung brings almost 20 years of leadership experience in the healthcare sector as both a senior operating executive and an early stage life science venture capitalist. Dr. Sung is currently Business Development Officer of Avita Medical, a public regenerative medicine company, and Managing Director of Pearl Street Venture Fund, a life science venture fund. She previously held the position of Chief Business Officer of Cylene Pharmaceuticals, a venture-backed oncology company. Dr. Sung has served as a Managing Director or General Partner for several life science venture firms, including Coastview Capital (founded by former Amgen CEO Gordon Binder) and Oxford Bioscience Partners. She has led venture rounds of financing for seven transactions, co-founded two biotechnology companies, served on 7 Boards of Directors and served as Chairman of the Board for four biotechnology companies. Previously, she focused on life science and health care investments at Advent International, a global private equity firm that has raised over $6 billion in cumulative capital to date. Dr. Sung received her B.S. in chemistry from The Ohio State University and her Ph.D. in chemistry from Harvard University, where she was a National Science Foundation Pre-Doctoral Fellow. She earned her Harvard Ph.D. under the guidance of Professor Dudley Herschbach, the 1986 Nobel Laureate in Chemistry.

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

Director Compensation

During the fiscal years ended March 31, 2014 and 2013, our independent directors received stock compensation as set forth in the table below.

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

Advisory Board

Business Advisory Board

The Company established its Business Advisory Board in 2013. Currently, the Business Advisory Board has six members.

Jason E. Barkeloo, MA has served on our Business Advisory Board since January, 2014. Mr. Barkeloo has over twenty years of experience as a technology entrepreneur, researcher, investor, and educator. His undergraduate degree in Anthropology is from The Ohio State University. His Master’s degree in Education has certifications in biological sciences and social studies from Antioch University. After a US Army career, Mr. Barkeloo taught sciences through the the Department of Defense Troops to Teachers program. He completed the pre-Physician Assistant (PA) program at the Kettering College of Medical Arts. Instead, of accepting admission to the PA program, Mr. Barkeloo became an entrepreneur. Bacterial Robotics is his fifth startup. Recently, Jason attended the UC Berkeley Cleantech Institute.

Mr. John DiRocco has served on our Business Advisory Board since November, 2013. Mr. DiRocco is best known in the hedge fund world as the former Chief Financial Officer (“CFO”) of Citadel Investment Group, LLC (“Citadel”), which he joined in 1998 with a mandate to institutionalize the young but growing firm while cutting the Chicago hedge fund firm’s borrowing costs. In his capacity as CFO he was instrumental in the growth of Citadel from $800 million to over $12 billion under management. At Citadel Mr. DiRocco set up and ran the portfolio finance department, treasury and cash management and created the first ever counterparty rating for a hedge fund leading to subsequent issuance of private and public debt. Prior to Citadel, Mr. DiRocco was a managing director and Chief Operating Officer (“COO”) of Paloma Partners (“Paloma”), from 1991-1998. At Paloma, Mr. DiRocco formed broker dealers in five countries and built entire infrastructures for clearing and settling trades, managing liquidity, compliance, tax and accounting. In addition he built much of the operational infrastructure required to aid Paloma morphing from a fund to funds to a hedge fund.Mr. DiRocco is currently Chief Operating Officer of $400 million New York City based credit hedge fund Reef Road Capital, a position he has held since February 2013. In this capacity Mr. DiRocco is responsible for all business management operations, accounting, compliance, legal, portfolio finance, and all non trading risk including liquidity. Prior to that he held similar positions at credit fund Bell Point Capital Management, LP (July 2011- February 2013) and event driven fund Balance Asset Management LLC (August 2005-June 2007). Mr. DiRocco also serves as a member of the Leadership Council of The Robin Hood Foundation.In 1999, Mr. DiRocco was recognized by Global Custodian as one of “60 People who changed Global Investing throughout History” as an Innovator and by International Securities Finance in 2006 for “The greatest contribution to securities finance over the past 15 years”. Additionally in 2009, he was recognized as a ‘Legend in Securities Lending” by Global Custodian. Mr. DiRocco earned his BS in Business Administration from SUNY Albany (class of 1980), graduating Summa Cum Laude.

Woodrow H. Levin, has served on our Business Advisory Board since February, 2014. Mr. Levin was the founder and CEO of BringIt which was acquired by International Game Technology (NYSE:IGT) in the year 2012. An energetic and charismatic leader, he makes strategic decisions for the company while guiding day-to-day operations, working with investors, and developing strategic and lasting partnerships that benefit BringIt. Prior to founding BringIt, Mr. Levin was Managing Partner at Riverbank Capital Management, a successful equity options trading firm he started, and helped to grow with offices in New York and Chicago. In 2001, he founded InStadium, an advertising company that partnered with NFL and MLB stadiums to provide digital advertising, product sampling, stadium signage, and innovative restroom advertising. Mr. Levin was President of InStadium for five years, during which he established the company’s mission of expanding in-venue advertising and promotional opportunities for large to mid-sized companies through cost-efficient and high impact programs. His efforts ultimately resulted in securing partnerships with 25 MLB and 15 NFL stadiums throughout the top 20 advertising markets in the US. His competitive fire was firmly established by his school career as a competitive athlete. He played NCAA Division I hockey at Wisconsin, an experience that taught him that discipline and hard work can transform a burning desire for success into tangible results. Mr. Levin attended Chicago-Kent School of Law and is admitted to practice in IL. He holds a BA in Business from the University of Wisconsin in Madison. Mr. Levin resides in San Francisco and was previously living in Chicago where he is involved with multiple community and charitable organizations including the Jewish United Fund, Lynn Sage Breast Cancer Foundation and most recently was on the executive committee of The Chicago Green Tie Ball.

General Ronald R. Fogleman has served on our Business Advisory Board since February, 2014. General Fogleman is a highly decorated combat veteran who retired from the United States Air Force (“U.S. Air Force” or “USAF”) after 34 years active commissioned service. On his final tour of duty he served as the 15th Chief of Staff of the U.S. Air Force and a member of the Joint Chiefs of Staff (“JCS”) during the administration of President Clinton. Prior to that assignment he was Commander in Chief of the United States Transportation Command (“CINCTRANS”). As Chief of Staff, he served as the senior uniformed officer responsible for the organization, training and equipage of 750,000 active duty, Guard, Reserve and civilian forces serving in the United States and Overseas. As a member of the JCS, he served as a military advisor to the Secretary of Defense, the National Security Council and the President. Since retiring from the U.S. Air Force, General Fogleman has served on the Defense Policy Board, The National Aeronautics and Space Administration (“NASA”) Advisory Council, the Jet Propulsion Laboratory Advisory Board, chaired an Air Force Laboratory study on directed energy weapons, chaired a National Resource Committee on Aeronautics Research and Technology for Vision 2050: An integrated Transportation System, served on the NASA Mars Program Independent Assessment Team, the congressionally directed Commission to Assess United States National Security Space Management and Organization, the NASA Shuttle Return to Flight Task Group and the Independent Assessment Panel to examine the Management and Organization of National Security Space Assets. General Fogleman has served on and chaired several public and private company boards. He is currently the Chairman of the Board of Alliant Techsystems Inc. (NYSE: ATK), the Lead Director on the Board of Directors for AAR Corp. (NYSE: AIR), and serves on the boards of AGC Composites and Aerostructures, First National Bank of Durango, MITRE Corporation, Tactical Air Support, Inc. and Thayles-Raytheon Systems. he has served as the chair of Audit and Governance Committees throughout his career in the public and private sectors. He devotes considerable time to national security, governance of public companies and community affairs. He is a member of the National Association of Corporate Directors, Council on Foreign Relations, Falcon Foundation, Airlift Tanker Association, Fort Lewis College Foundation, and the Air Force Association. He lectures on leadership, international affairs and military issues and has published numerous articles on air and space operations.

Robert Millman has served on our Business Advisory Board since May, 2014. Mr. Millman began working with the prestigious biotechnology fund MPM Capital in 2007. Since joining MPM, he has helped form and served as the start-up IP Counsel of several MPM portfolio companies, including Epizyme, iPieran, and Verastem. Most recently, Mr. Millman founded, and led as start-up President, CoStim Pharmaceuticals, one of MPM’s newest investments focusing on the immunotherapy of cancer. Mr. Millman has also served as an IP counsel for several important portfolio companies during funding, development or transactions, including Peplin, Syndax, and Valeritas. Prior to joining MPM Capital, Mr. Millman was the Chief IP Counsel for Alnylam Pharmaceuticals Inc., the Chief IP Counsel at Infinity Pharmaceuticals, Inc., the Chief IP Counsel at Celera Genomics, and a Patent Counsel at Millennium Pharmaceuticals, Inc. Earlier in his career, Mr. Millman was an Associate at Morrison and Foerster LLP and a patent agent/specialist at Sterne, Kessler Goldstein and Fox, LLP. Mr. Millman received his J.D. degree from the Washington College of Law at The American University, an M.S. degree in Genetics from Washington State University and a B.S. degree in Biochemistry from the University of California, Riverside.

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

Medical Advisory Board

The Company established its Medical Advisory Board in 2013. Currently, the Medical Advisory Board has four members.

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

Dr. Jason Heikenfeld has served on our Medical Advisory Board since October 2013. Mr. Heikenfeld is an internationally-known expert in electrofluidics and flex-electronics, with work spanning displays, lab-on-chip, and now wearable sensors. Dr. Heikenfeld is a recipient of NSF CAREER, and AFOSR and Sigma Xi Young-Investigator awards. He is currently a Prof. of Electrical Engineering at the University of Cincinnati and also currently working with his second start-up company in color-video electronic paper. Dr. Heikenfeld is a Senior member of the Institute for Electrical and Electronics Engineers, a Senior member of the Society for Information Display, and a member of SPIE. Jason Heikenfeld received his B.S. and Ph.D. degrees from the University of Cincinnati in 1998 and 2001, respectively. During 2001-2005 Dr. Heikenfeld co-founded and served as principal scientist at Extreme Photonix Corp. In 2005 he returned to the University of Cincinnati as a Professor in the Dept. of Electrical & Computer Engineering. In 2005, Dr. Heikenfeld joined the University of Cincinnati (“UC”) as an Assistant Professor, and quickly propelled UC into a position of international leadership in electrofluidic technology. Dr. Heikenfeld’s university laboratory, The Novel Devices Laboratory, is currently engaged in electrofluidic device research spanning electronic paper and biomedical applications. Since 2006, he has secured more than $12,000,000 in funded research, including a prestigious NSF CAREER award and a AFOSR Young Investigator Award (one of only 21 nationally in 2006, across all sciences). He has greater than 150 publications and his inventions have resulted in over 10 granted patents. Dr. Heikenfeld has now launched his second company, Gamma Dynamics, which is pursuing commercialization of color e-Readers that look as good as conventional printed media. Dr. Heikenfeld is a Senior member of the Institute for Electrical and Electronics Engineers, a Senior member of the Society for Information Display, and a member of SPIE. In addition to his scholarly work, Dr. Heikenfeld is an award winning educator at UC and has lead the creation of programs and coursework at the University of Cincinnati that foster innovation, entrepreneurship, and an understanding of the profound change that technology can have on society.

Alan H. Vicory has served on our Medical Advisory Board since October 2013. Mr. Vicory is a Principal in Stantec Inc.’s Cincinnati, Ohio office where he is leading regulatory interface, watershed planning and water quality initiatives throughout the Southeast region. Recognized as a national and international leader on water quality and water resource management issues, Mr. Vicory has extensive experience in these specialized areas, cultivated during his nearly 30 years of work in the industry. The past 24 years, he served as the Executive Director and Chief Engineer of ORSANCO, an eight-state agency established to control and abate water pollution in the Ohio Basin. During that time, Mr. Vicory guided its transition to an agency with enhanced program capacity and one which was active and influential in national policy development through strong relationships with US Environmental Protection Agency and Congress. Mr. Vicory has served as Chairman of the “Confluence” Water Technology Innovation Cluster (WTIC Confluence) since its establishment in January 2011 where he has helped guided its rapid development as an important organizational asset to the Ohio-Kentucky-Indiana Region. Mr. Vicory graduated from the Virginia Military Institute (“VMI”) class of 1974 with a B.S. in Civil Engineering. In addition Mr. Vicory was the past President of both the American Academy of Environmental Engineers and Association of State and Interstate Water Pollution Control Administrators. He is also a Past Chairman of the Water Environment Research Foundation.

ITEM 11. EXECUTIVE COMPENSATION.

The table below sets forth, for our last two fiscal years, the compensation earned by Dr. Stella M. Sung, our chief executive officer and interim chief financial officer, Seth M. Shaw, our former chief executive officer and chief financial officer and Bruce Harmon, our former chief financial officer.

Name and Principal Position	Year	Salary	Deferred Compensation	Bonus	Stock Awards	Option/ Warrant Awards	All Other Compensation	Total

Dr. Stella M. Sung (1)	2014	$80,175	$-	$-	$215,000	$-	$-	$295,175
Chief Executive Officer, Interim Chief Financial Officer	2013	$-	$-	$-	$100,000	$-	$-	$100,000

Seth M. Shaw (2)	2014	$116,000	$-	$-	$6,000	$-	$-	$122,000
Former Chief Executive Officer, Chief Financial Officer	2013	$73,000	$-	$-	$1,382,400	$-	$-	$1,485,400

Bruce Harmon(3)	2014	$4,000	$-	$-	$70,400	$-	$-	$74,400
Former Chief Financial Officer	2013	$21,650	$-	$-	$246,500	$-	$-	$268,150

(1) On February 27, 2014, Mr. Shaw resigned as our chief executive officer and chief financial officer and was replaced by Dr. Stella M. Sung in both positions.

(2) On February 27, 2014, Mr. Shaw resigned as our chief executive officer and chief financial officer.

(3) On August 31, 2013, Mr. Harmon resigned as our chief financial officer and was replaced by Mr. Shaw.

The general policy of the Board of Directors is that compensation for independent Directors should be a nominal cash fee plus equity-based compensation. We do not pay employee Directors for Board service in addition to their regular employee compensation. The Board of Directors have the primary responsibility for considering and determining the amount of Director compensation.

The following table shows amounts earned by each Director in the fiscal year ended March 31, 2014.

Change in
Pension
	Fees				Value and
	Earned			Non-Equity	Nonqualified
	or Paid			Incentive	Deferred
	in	Stock	Warrant	Plan	Compensation	All Other
Director	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total

Dr. David L. Wolitzky	$-	$65,000	$-	$-	$-	$-	$65,000
Michael Wolff	$-	$65,000	$-	$-	$-	$-	$65,000

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of July 10, 2014 regarding the beneficial ownership of our common stock, taking into account the consummation of the Merger, by (i) each person or entity who, to our knowledge, beneficially owns more than 5% of our common stock; (ii) each executive officer and named officer; (iii) each director; and (iv) all of our officers and directors as a group. Unless otherwise indicated in the footnotes to the following table, each of the stockholders named in the table has sole voting and investment power with respect to the shares of our common stock beneficially owned. Except as otherwise indicated, the address of each of the stockholders listed below is: c/o 39 Old Ridgebury Road, Danbury, Connecticut 06180.

	Number of
	Shares	Percentage
Name of Beneficial Owner	Owned (1)	Owned (1)

Dr. Stella M. Sung (2)	21,350,000	3.016%
Dr. David L. Wolitzky (3)	9,500,000	1.342%
Michael Wolff (3)	6,500,000	0.918%

All officers and directors as a group (3 persons)	37,350,000	5.276%

(1)	Applicable percentage of ownership is based on 707,856,866 total shares comprised of our common stock as of July 10, 2014. Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission and means voting or investment power with respect to securities. Shares of our common stock issuable upon the exercise of stock options exercisable currently or within 60 days of July 10, 2014 are deemed outstanding and to be beneficially owned by the person holding such option for purposes of computing such person’s percentage ownership, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Shares of our preferred stock are deemed outstanding and to be beneficially owned by the person holding such shares for purposes of computing such person’s percentage ownership.

(2)	Officer and director.

(3)	Director.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

None

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table sets forth the fees billed by our principal independent accountants, Cowan, Gunteski & Co., P.A. for 2014 and Meyler & Company, LLC for 2013, for the categories of services indicated. In 2013, Meyler & Company, LLC merged with Cowan, Gunteski & Co., P.A.

	Years Ended March 31,
Category	2014	2013
Audit Fees
Meyler & Company	$-	$75,000
Cowan, Gunteski & Co., P.A.	146,565	27,500
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$146,565	$102,500

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

/s/ Dr. Stella M. Sung	July 15, 2014
Seth M. Shaw, Principal Executive Officer	Date

/s/ Dr. Stella M. Sung	July 15, 2014
Bruce Harmon, Principal Accounting Officer	Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Dr. Stella M. Sung	July 15, 2014
Dr. Stella M. Sung, Director	Date

/s/ Dr. David L. Wolitzky	July 15, 2014
Dr. David L. Wolitzky, Director	Date

/s/ Michael Wolff	July 15, 2014
Michael Wolff, Director	Date

