Form 10-Q
period 2014-06-30
TAURIGA SCIENCES, INC.
filed 2014-08-19
CIK 1142790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 000-53723

TAURIGA SCIENCES, INC.

(f/k/a Novo Energies Corporation)

(Exact name of registrant as specified in its charter)

Florida	30-0791746
(State or other jurisdiction of Identification No.)	(I.R.S. Employer or organization)

39 Old Ridgebury Road

Danbury, CT 06180

(Address of principal executive offices) (Zip Code)

(917) 796-9926

(Registrant’s telephone number, including area code)

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

As of August 18, 2014 the registrant had 768,453,773 shares of its Common Stock, $0.00001 par value, outstanding.

TABLE OF CONTENTS

		Pages

PART I. FINANCIAL STATEMENTS

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS:	F-1

	Consolidated Balance Sheets as of June 30, 2014 (unaudited) and March 31, 2014	F-1

	Consolidated Statements of Operations and Comprehensive Loss for the three months ended June 30, 2014 and 2013, and for the period December 12, 2011 (inception of development) to June 30, 2014 (unaudited)	F-2

	Consolidated Statements of Cash Flows for the three months ended June 30, 2014 and 2013, and for the period December 12, 2011 (inception of development) to June 30, 2014 (unaudited)	F-3

	Consolidated Statement of Stockholders’ Equity (Deficit) for the period December 12, 2011 (inception of development) to June 30, 2014 (unaudited)	F-5

	Notes to Consolidated Financial Statements (unaudited)	F-9

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	4

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK	8

Item 4.	CONTROLS AND PROCEDURES	8

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS	9

Item 1A.	RISK FACTORS	9

Item 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS	9

Item 3.	DEFAULTS UPON SENIOR SECURITIES	9

Item 4.	MINE SAFETY DISCLOSURES	9

Item 5.	OTHER INFORMATION	9

Item 6.	EXHIBITS	9

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TAURIGA SCIENCES, INC. AND SUBSIDIARY

(Formerly Immunovative, Inc. and Subsidiary)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	June 30, 2014	March 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash	$714,262	$812,907
Investment - available for sale security	38,750	62,500
Prepaid expenses	-	22,554
Total current assets	753,012	897,961

Equipment, net	33,193	24,616

Other assets:
Deferred financing fees	-	34,014
Deferred acquisition costs	413,677	395,823
Intangible assets, net of amortization	1,764,249	1,791,460

Total assets	$2,964,131	$3,143,874

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable to individuals	$52,175	$56,425
Convertible notes to financial institutions	61,115	263,917
Accounts payable	280,866	294,855
Accrued interest	14,409	26,107
Accrued expenses	225,414	289,930
Accrued professional fees	419,612	372,939
Derivative liability	129,523	1,581,119
Total current liabilities	1,183,114	2,885,292

Commitments and contingencies	-	-

Stockholders’ equity:
Common stock, par value $0.00001; 1,000,000,000 shares authorized, 716,112,056 and 647,826,316 issued and outstanding at June 30, 2014 and March 31, 2014, respectively	7,161	6,478
Additional paid-in capital	45,524,459	42,400,884
Accumulated deficit from prior operations	(16,244,237)	(16,244,237)
Accumulated deficit during development stage	(27,298,772)	(25,723,164)
Accumulated other comprehensive loss	(207,594)	(181,379)
Total stockholders’ equity	1,781,017	258,582

Total liabilities and stockholders’ equity	$2,964,131	$3,143,874

See accompanying notes to consolidated financial statements.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

(Formerly Immunovative, Inc. and Subsidiary)

(A DEVELOPMENT STAGE COMPANY)

 CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

			Period from
			December 12, 2011
			(Inception of
	For the Three Months Ended		Development)
	June 30,		to June 30,
	2014	2013	2014

Operating expenses
General and administrative	$1,335,141	$2,043,713	$19,618,963
Impairment of advances to Immunovative Therapies, Ltd. for future stock ownership	-	-	3,533,214
Impairment of license agreements	-	-	1,355,988
Depreciation and amortization expense	29,732	4,343	187,623
Total operating expenses	1,364,873	2,048,056	24,695,788

Loss from operations	(1,364,873)	(2,048,056)	(24,695,788)

Other income (expense)
Interest expense	(95,201)	(27,297)	(684,182)
Change in derivative liability	342,643	4,316	(1,067,234)
Financing expense	(458,177)	-	(458,177)
Gain on settlement of law suit	-	-	20,000
Amortization of debt discount	-	(68,575)	(92,391)
Loss on conversion of debt	-	(321,000)	(321,000)

Total other income (expense) - net	(210,735)	(412,556)	(2,602,984)

Net loss	(1,575,608)	(2,460,612)	(27,298,772)

Other comprehensive income (loss)
Change in unrealized loss on available for sale security, net of tax effect of zero	(23,750)	-	(211,250)
Translation adjustment	(2,465)	4,440	3,656

Comprehensive loss	$(1,601,823)	$(2,456,172)	$(27,506,366)

Net loss per share (basic and diluted)	$(0.00)	$(0.01)

Weighted average common shares outstanding Basic and diluted	692,237,773	239,674,781

See accompanying notes to consolidated financial statements.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

(Formerly Immunovative, Inc. and Subsidiary)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

			Period from
			December 12, 2011
			(Inception of
	For the Three Months Ended		Development)
	June 30,		to June 30,
	2014	2013	2014

Cash flows from operating activities
Net loss	$(1,575,608)	$(2,460,612)	$(27,298,772)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Stock-based compensation	874,065	1,320,679	13,305,768
Shares issued in Settlement Agreement	-	-	153,000
Impairment of advances to Immunovative Therapies, Ltd. for future stock ownership	-	-	3,533,214
Impairment of license agreements	-	-	1,355,988
Note payable discount amortization	-	68,575	92,391
Depreciation and amortization	29,732	4,343	187,623
Loss on conversion of debt	-	321,000	321,000
Issuance of a warrant for financing expense	458,177	-	458,177
Amortization of deferred financing costs	34,014	-	158,000
Accretion on convertible notes payable	41,309	21,682	405,854
Change in derivative liability	(342,643)	(4,316)	1,067,234
Decrease (increase) in assets
Other receivables	-	(8,791)	-
Prepaid expenses	-	7,742	19,204
Increase (decrease) in liabilities
Accounts payable	(13,989)	2,821	211,352
Accrued interest	3,892	5,615	60,633
Accrued expenses	(64,516)	378	167,954
Accrued professional fees	46,673	(1,308)	89,212
Related party payables	-	-	(96,884)
Cash used in operating activities	(508,894)	(722,192)	(5,809,052)

Cash flows from investing activities
Purchase of equipment	(11,099)	(2,630)	(40,053)
Purchase of intangible assets	-	(128,750)	(301,643)
Deferred acquisition costs	(17,854)	-	(413,677)
Advances to Immunovative Therapies Ltd. for future stock ownership	-	-	(3,533,214)
Cash used in investing activities	(28,953)	(131,380)	(4,288,587)

Cash flows from financing activities
Proceeds from notes payable	-	-	361,425
Payment for financing costs	-	-	(23,000)
Repayment of note payable to former chief executive officer	-	-	(125,503)
Proceeds from the sale of common stock	275,000	119,200	8,526,293
Proceeds from convertible debentures	-	678,175	2,348,372
Payment of convertible debenture	(83,333)	-	(83,333)
Proceeds from warrant exercise	250,000	-	250,000
Commissions paid on sale of common stock	-	-	(643,956)
Cash provided by financing activities	441,667	797,375	10,610,298

Foreign currency translation effect	(2,465)	4,440	32,060
Net increase (decrease) in cash	(98,645)	(51,757)	544,719

Cash, beginning of period	812,907	143,034	169,543
Cash, end of period	$714,262	$91,277	$714,262

See accompanying notes to consolidated financial statements.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

(Formerly Immunovative, Inc. and Subsidiary)

(A DEVELOPMENT STAGE COMPANY)

 CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

			Period from
			December 12, 2011
			(Inception of
	For the Three Months Ended		Development)
	June 30,		to June 30,
	2014	2013	2014

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest Paid	$-	$-	$34,102
Taxes Paid	$-	$-	$-

NON CASH ITEMS
Conversion of accounts payable to common stock	$-	$-	$159,559
Conversion of note payable - Caete Invest & Trade, S.A. to common stock	$-	$-	$179,572
Issuance of common stock to settle commissions on private placement offering	$-	$-	$689,000
Conversion of accrued interest on Caete Invest & Trade, S.A. to common stock	$-	$-	$46,247
Purchase of intangible asset - domain name with common stock	$-	$-	$25,000
Conversion of convertible debentures to common stock	$1,251,425	$175,000	$3,859,184
Conversion of accrued interest to common stock	$15,590	$-	$66,376
Purchase of intangible assets with common stock issuance of warrants	$-	$-	$2,956,101
Issuance of common stock for investment in available for sale security	$-	$-	$250,000
Issuance of common stock for deferred financing costs	$-	$-	$135,000
Impairment of available for sale security	$23,750	$-	$211,250

See accompanying notes to consolidated financial statements.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

(Formerly Immunovative, Inc. and Subsidiary)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the period from inception December 12, 2011 to June 30, 2014

(Unaudited)

					Deficit
				Deficit	accumulated	Accumulated
			Additional	accumulated	during the	other	Total
	Number of		paid-in	from prior	development	comprehensive	stockholders’
	shares	Amount	capital	operations	stage	income (loss)	equity (deficit)

Balance at December 11, 2011 (inception)	82,924,466	$829	$15,602,529	$(16,244,237)	$-	$(31,157)	$(672,036)

Sale of common stock under private placement agreements at $0.05 per share	6,624,332	66	331,150				331,216
Issuance of shares under consulting agreements between $0.10 and $0.14 per share	14,845,000	148	2,008,152				2,008,300
Issuance of shares in connection with settlement agreements at $0.14 per share	1,565,000	16	199,484				199,500
Vesting of stock based compensation			137,247				137,247
Conversion of accrued expenses to common stock	709,090	7	77,993				78,000
Conversion of convertible debts to common stock	10,000,000	100	1,013,950				1,014,050
Issuance of stock options			1,400,000				1,400,000
Net loss for the period from December 12, 2011 (inception of development) to March 31, 2012					(4,595,168)		(4,595,168)
Translation adjustment						28,914	28,914

Balance March 31, 2012	116,667,888	$1,166	$20,770,505	$(16,244,237)	$(4,595,168)	$(2,243)	$(69,977)

See accompanying notes to consolidated financial statements.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

(Formerly Immunovative, Inc. and Subsidiary)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the period from inception December 12, 2011 to June 30, 2014

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

TAURIGA SCIENCES, INC. AND SUBSIDIARY

(Formerly Immunovative, Inc. and Subsidiary)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the period from inception December 12, 2011 to June 30, 2014 (Unaudited)

					Deficit
				Deficit	accumulated	Accumulated
			Additional	accumulated	during the	other	Total
	Number of		paid-in	from prior	development	comprehensive	stockholders’
	shares	Amount	capital	operations	stage	income (loss)	equity (deficit)

Issuance of shares to former chief financial officer at $0.02 to $0.07 per share	860,000	9	25,891				25,900
Issuance of shares for cash at $0.03 to $0.06 per share	36,644,631	366	989,450				989,816
Issuance of shares to chief executive officer and former CEO at $0.02 to $0.09 per share	31,720,000	318	995,583				995,901
Issuance of shares to convert convertible debt at $0.01 to $0.09 per share	191,604,392	1,916	2,750,220				2,752,136
Issuance of shares to consultants at $0.01 to $0.09 per share	141,700,390	1,417	2,753,964				2,755,381
Issuance of shares to finalize licensing agreement at $0.04	2,500,000	25	106,225				106,250
Issuance of shares to settle accounts payable at $0.04 per share	1,500,000	15	59,985				60,000
Issuance of shares for loan commitment fees at $0.02 to $0.03 per share	10,500,000	105	254,895				255,000
Issuance of shares for available for sale investments at $0.06 per share	4,347,826	43	249,957				250,000
Stock-based compensation vesting			364,596				364,596
Strategic alliance warrant valuation			1,139,851				1,139,851
Warrant issued to acquire Pilus Energy, LLC			1,710,000				1,710,000
Impairment of available for sale securities						(187,500)	(187,500)
Translation adjustment						7,382	7,382
Net loss for the year ended March 31, 2014					(9,981,489)		(9,981,489)

Balance at March 31, 2014	647,826,316	$6,478	$42,400,884	$(16,244,237)	$(25,723,164)	$(181,379)	$258,582

See accompanying notes to consolidated financial statements.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

(Formerly Immunovative, Inc. and Subsidiary)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the period from inception December 12, 2011 to June 30, 2014 (Unaudited)

					Deficit
				Deficit	accumulated	Accumulated
			Additional	accumulated	during the	other	Total
	Number of		paid-in	from prior	development	comprehensive	stockholders’
	shares	Amount	capital	operations	stage	income (loss)	equity (deficit)

Issuance of shares for cash at $0.03 to $0.06 per share	5,416,667	54	274,946				275,000
Issuance of shares to chief executive officer at $0.03 to $0.07 per share	2,850,000	29	90,471				90,500
Issuance of shares to convert convertible debt at $0.02 to $0.09 per share	46,591,572	466	1,266,549				1,267,015
Issuance of shares to consultants at $0.03 to $0.07 per share	7,177,501	72	29,128				29,200
Issuance of shares for fee to convert convertible debenture at $0.04	1,250,000	12	49,988				50,000
Issuance of shares for warrant exercised at $0.05 per share	5,000,000	50	249,950				250,000
Stock-based compensation vesting			704,366				704,366
Issuance of a warrant for financing expense			458,177				458,177
Impairment of available for sale securities						(23,750)	(23,750)
Translation adjustment						(2,465)	(2,465)
Net loss for the three months ended June 30, 2014					(1,575,608)		(1,575,608)

Balance at June 30, 2014	716,112,056	$7,161	$45,524,459	$(16,244,237)	$(27,298,772)	$(207,594)	$1,781,017

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

TAURIGA SCIENCES, INC. AND SUBSIDIARY

(Formerly Immunovative, Inc. and Subsidiary)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On October 29, 2013, the Company entered into a strategic alliance with Bacterial Robotics, LLC (Bacterial Robotics). Bacterial Robotics owns certain patents and/or other intellectual property related to the development of genetically modified micro-organisms (GMOs) and GMOs tailored to perform one or more specific functions, one such GMO being adopted to clean polluting molecules from nuclear waste, such GMO being referred herein as the existing BactoBot Technology (the BR Technology). Bacterial Robotics is developing a whitepaper to deliver to the Company for acceptance. Upon acceptance by the Company, the parties will form a strategic relationship through the formation of a joint venture in which the Company will be the majority and controlling owner which will use the NuclearBot Technology to further the growth of the nuclear wastewater treatment market. The intent is for Bacterial Robotics to issue a 10 year license agreement. In connection with the strategic alliance agreement, the Company issued a warrant to purchase 75,000,000 shares of its common stock valued at $1,100,000 and paid an additional $50,000 in cash.

On November 25, 2013, the Company executed a definitive agreement to acquire Pilus Energy, LLC (“Pilus”), a Ohio limited liability company and a developer of alternative cleantech energy platforms using proprietary microbial solutions that creates electricity while consuming polluting molecules from wastewater. Pilus is converging digester, fermenter, scrubber, and other proven technologies into a scalable Electrogenic Bioreactor (“EBR”) platform. This transformative technology is the basis of the Pilus Cell™. The EBR harnesses genetically enhanced bacteria, also known as bacterial robots, or BactoBots™, that remediate water, harvest direct current (“DC”) electricity, and produce economically important gases. The EBR accomplishes this through bacterial metabolism, specifically cellular respiration of nearly four hundred carbon and nitrogen molecules. Pilus’ highly metabolic bacteria are non-pathogenic. Because of the mediated biofilm formation, these wastewater-to-value BactoBots resist heavy metal poisoning, swings of pH, and survive in a 4-to-45 degree Celsius temperature range. Additionally, the BactoBots are anaerobically and aerobically active, even with low BOD/COD. On January 28, 2014, the acquisition was completed. Pilus will be a wholly-owned subsidiary of the Company. As a condition of the acquisition, Pilus will get one seat on the board of directors, and the shareholders of Pilus will receive a warrant to purchase 100,000,000 shares of common stock of the Company, which represented a fair market value of approximately $2,000,000. In addition, the Company paid Bacterial Robotics, LLC (“BRLLC”), formerly the parent company of Pilus, $50,000 on signing the memorandum of understanding and $50,000 at the time of closing.

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

On March 10, 2014, the Company entered into a definitive agreement to acquire California based Honeywood, LLC, a developer of a tropical medicinal cannabis product which is a therapeutic cream that currently sells in numerous dispensaries across the State of California. This definitive agreement is valid for a period of 120 days and the Company has advanced to Honeywood approximately $175,000 in cash and incurred legal fees and other costs of approximately $299,000 as at June 30, 2014. See Note 12.

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

These unaudited consolidated financial statements should be read in conjunction with our 2014 annual financial statements included in our Form 10-K, filed with the U.S. Securities and Exchange Commission (“SEC”) on July 14, 2014.

Going Concern

As indicated in the accompanying consolidated financial statements, the Company has incurred net operating losses of $1,575,608 for the three months ended June 30, 2014. Since inception of development stage, the Company has incurred net losses of $27,298,772. Management’s plans include the raising of capital through equity markets to fund future operations and cultivating new license agreements or acquiring ownership in medical companies. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses, acquire new license agreements or ownership interests in medical companies and generate adequate revenues, there can be no assurances that the revenues will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. However, the accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash Equivalents

For purposes of reporting cash flows, cash equivalents include investment instruments purchased with an original maturity of three months or less. At June 30, 2014, the Company had $533,998 in cash at one financial institution which exceeded the total insurance limit of $250,000 by $283,998. At March 31, 2014, the Company had $553,785 and $259,122 in cash at two financial institutions, which exceeded the FDIC insured limit of $250,000 by $303,785 and $9,122, respectively.

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

Research and Development

The Company expenses research and development costs as incurred. Research and development costs were $42,000 and $0 in the three months ended June 30, 2014 and 2013, respectively.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2014. The respective carrying value of certain financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash, accounts payable and accrued expenses.

Derivative Financial Instruments

Derivatives are recorded on the balance sheet at fair value. The conversion features of the convertible debentures are embedded derivatives and are separately valued and accounted for on the balance sheet with changes in fair value recognized during the period of change as a separate component of other income/expense. Fair values for exchange-traded securities and derivatives are based on quoted market prices. The pricing model we use for determining fair value of our derivatives is the Monte Carlo Pricing Model. Valuations derived from this model are subject to ongoing internal and external verification and review. The model uses market-sourced inputs such as interest rates and stock price volatilities. Selection of these inputs involves management’s judgment and may impact net income. During the three months ended June 30, 2014, the Company utilized an expected life ranging from 66 days to 325 days based upon the look-back period of its convertible debentures and notes and volatility in the range of 172% to 190%.

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

As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by ASC 740 and concluded that the tax position of the Company does not meet the more-likely-than-not threshold as of June 30, 2014.

Reclassifications

Certain amounts in the June 2013 financial statements have been reclassified to conform to the presentation in the June 2014 financial statements.

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

NOTE 3 – EQUIPMENT

The Company’s equipment is as follows:

	June 30, 2014	March 31, 2014	Estimated Life

Computer and office equipment	$66,184	$55,085	3-5 years
Less: accumulated depreciation	(32,991)	(30,469)
	$33,193	$24,616

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

On January 8, 2013, the Company received from ITL, a notice by which ITL purported to terminate the License Agreement dated December 9, 2011 between the Company and ITL (the “ITL Notice”), along with alleged damages. It is the Company’s position that ITL breached the License Agreement by delivering the ITL Notice and, that prior to the ITL Notice, the License Agreement was in full force and, on January 17, 2013 and that the Company had complied in all material respect with the License Agreement therefore the Company believes that there are no damages to ITL. As such, on January 17, 2013, the Company filed a lawsuit against ITL, which included the request for various injunctive relief against ITL for damages stemming from this breach. On February 19, 2013, the Company and ITL entered into a settlement agreement whereby the parties have agreed to the following: (1) the Company will submit a letter to the Court advising the Court that the parties have reached a settlement and that the Company is withdrawing its motion, (2) ITL will pay the Company $20,000, (3) ITL will issue to the Company, ITL’s share capital equivalent to 9% of the issued and outstanding shares of ITL, (4) the Company will change its name and (5) the settling parties agree that the license agreement will be terminated. No value has been assigned to the ITL shares received, as they are deemed to be worthless. The Company, based upon its evaluation of the ITL financial statement, considered its investment in ITL to be impaired as the ITL Company had negative net worth and the funds advanced were being utilized for research, development and testing.

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

Bacterial Robotics, LLC

On October 29, 2013, the Company entered into a strategic alliance agreement between the Company and Bacterial Robotics, LLC (the Parties) to develop a relationship for the research and development of the NuclearBot Technology that will be marketed and monetized pursuant to a Definitive Agreement. Accordingly, subject to the terms of this agreement, (a) Bacterial Robotics agrees to develop a whitepaper which may be delivered as a readable electronic file, on the subject of utilizing the NuclearBot Technology in the cleansing of nuclear wastewater created in the operation of a nuclear power plant (the “Whitepaper”), which Bacterial Robotics shall deliver to the Company within ninety (90) days of the agreement, which may be extended upon mutual agreement based upon unexpected complexities, and (b) the parties agree to use commercially reasonable efforts in good faith to (1) identify prospective pilot programs, projects and opportunities for the NuclearBot Technology for the Parties to strategically and jointly pursue, (2) enter into a joint venture, in which the Company will be the majority and controlling owner, for the purpose of (A) marketing and selling products and services utilizing the NuclearBot Technology, (B) sublicensing the NuclearBot Technology and (C) owning all improvements to the NuclearBot Technology, and other inventions and intellectual property, jointly developed by the Parties and (3) negotiate terms and conditions of Definitive Agreements. As consideration for the strategic alliance, the Company issued a $25,000 deposit upon signing the agreement. Additionally, the Company issued a 5 year warrant for up to 75,000,000 shares of the Company’s common stock with a value of $1,139,851 and an additional $25,000 in cash. The Company amortizes the fee of $1,189,851 over the ten year life of the licensing agreement, and through March 31, 2014 the accumulated amortization amounted to $48,952. At March 31, 2014, the Company determined that it was not going to pursue the market nor invest additional capital to fund the commercialization and accordingly, considered the remaining net value to be impaired recording an impairment charge of $1,140,899.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

(Formerly Immunovative, Inc. and Subsidiary)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

License agreements consist of the cost of license fees with Green Hygienics, Inc., (250,000) and Baterial Robotoics, LLC ($1,189,851) which were both determined to be impaired as of March 31, 2014. An analysis of the cost is as follows:

	June 30, 2014	March 31, 2014	Estimated Life

Licensing fee	$1,439,851	$1,439,851	5 years
Less: accumulated amortization	83,863	83,863
	1,355,988	1,355,988
Net impairment	(1,355,988)	(1,355,988)
Balance	$-	$-

Patents:

Pilus Energy, LLC

The Company, through the acquisition of Pilus Energy on January 28, 2014, acquired a patent to develop cleantech energy using proprietary microbiological solution that creates electricity while consuming polluting molecules from wastewater. The cost of the patent and related amortization at March 31, 2014 and June 30, 2014 is as follows:

	Fair Value	Estimated Life

Cash advanced on signing the memorandum of understanding and closing agreement	$100,000	16.5 years
Fair value of the warrant for 100,000,000 shares of the Company’s common stock	1,710,000
Total	1,810,000
Less amortization year ended March 31, 2014	18,540
Net value at March 31, 2014	$1,791,460
Less amortization three months ended June 30, 2014	27,211
Net value as of June 30, 2014	$1,764,249

TAURIGA SCIENCES, INC. AND SUBSIDIARY

(Formerly Immunovative, Inc. and Subsidiary)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – CONVERTIBLE NOTES AND NOTES PAYABLE

Convertible Notes Payable Institutions

During the year ended March 31, 2014, the Company entered into a number (approximately 30) of convertible note debentures and recorded gross proceeds of $2,037,000 with interest rates ranging from 5% to 12%. All of the note agreements have conversion features which allow the note holder to convert the debenture into common stock of the Company. The conversion price, which is discounted, is based upon either the lowest trading price for a period ranging between 20 and 25 days prior to the date of the notice of conversion or an average of the previous 20 to 25 days prior to conversion. Due to the variable characteristic of the notes, the Company has concluded that a derivative liability existed at the date of issuance and accordingly has recorded a derivative liability for each note. During the three months ended June 30, 2014, 11 notes were converted to common stock and one was paid in cash. As of June 30, 2014, and March 31, 2014, three and fifteen convertible notes, respectively, were outstanding. The balance of the convertible notes at June 30, 2014 and March 31, 2014 is $61,116 and $263,917, respectively. The related derivative liability is $129,523 and $1,581,119 at June 30, 2014 and March 31, 2014, respectively.

Convertible Notes Payable to Individuals

The Company at June 30, 2014 and March 31, 2014, has $52,175 and $56,425, respectively, of notes payable to individuals. The notes are convertible into common stock of the company at $0.025 per share. The interest rate is 8% per annum and the notes are unsecured. During the three months ended June 30, 2014, two notes were converted to common stock.

Other

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

In connection with the acquisition of Pilus Energy (See note 4), in January 2014, the Company issued a warrant to purchase 100,000,000 Shares of the Company’s common stock at $0.02 per share. The warrant was valued at $1,710,000 using the Black-Scholes Pricing Model.

During the year ended March 31, 2014, the Company issued 36,644,631 shares of common stock for cash at prices ranging from $0.03 to $0.06 per share.

In connection with the strategic license agreement with Bacterial Robotics, LLC, the Company issued on October 29, 2013 a warrant to acquire up to 75,000,000 Shares of the Company’s Common stock. The Warrant was valued at $1,139,851 utilizing the Black-Scholes option pricing Model.

During the year ended March 31, 2014, the Company issued 860,000 shares to the Company’s former chief financial officer at prices ranging from $0.02 to $0.07 per share.

During the three months ended June 30, 2014, the Company issued shares of common stock as follows:

46,414,772 shares at prices ranging from $0.02 to $0.09 per share for the conversion of notes and accrued interest to financial institutions in the amount of $1,262,595.

176,800 shares at $$0.025 per share for the conversion of notes and accrued interest to individuals in the amount of $4,420.

5,416,667 shares at prices ranging from $0.03 to $0.06 per share for cash of $275,000.

2,850,000 shares to its chief executive officer at prices ranging from $0.03 to $0.07 per share, valued at $90,500, for services.

7,177,501 shares to various consultants and advisory board members at prices ranging from $0.03 to $0.07 per share, valued at $29,200 (net of $307,583 deferred).

1,250,000 shares at $0.04 per share, valued at $50,000, to a financial institution for a fee to convert a convertible debenture.

On June 27, 2014, $250,000 in cash was released from escrow in connection with a warrant exercise from Hanover Holdings I, LLC, whereby the Company issued 5,000,000 shares of its common stock at $0.05 per share under a securities purchase agreement as amended on April 17, 2014. The total remaining outstanding warrants under this warrant agreement amount to $275,000. The warrants carry a fixed price of $0.05 and shall be exercised at the sole option of the investor: (1) upon the effectiveness of a Registration statement, (2) the closing of the Honeywood acquisition (See note 12), unless such condition is waived in writing by the investor, and (3) the market price of the Company’s common stock has closed at or above $0.085 (the Trigger Price) in any of the (3) trading days prior to the effectiveness.

The Company has reserved 103,773,416 shares for future issuance.

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

TAURIGA SCIENCES, INC. AND SUBSIDIARY

(Formerly Immunovative, Inc. and Subsidiary)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Warrants for Common Stock

The following table summarizes warrant activity for the year ended March 31, 2014 and the three months ended June 30, 2014:

			Weighted
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding at March 31, 2013	200,000	0.40	1.38 Years	--

Granted	175,000,000	0.02
Expired	--
Exercised	--	--

Outstanding at March 31, 2014	175,200,000	$0.02	5.86 Years	10,050,000

Granted	10,500,000	0.05
Expired	--
Exercised	(5,000,000)	(0.05)

Outstanding and exercisable at June 30, 2014	180,700,000	$0.02	5.50 Years	6,605,000

The warrants were valued utilizing the following assumption employing the Black-Scholes Pricing Model:

	Year ended March 31, 2014	Three months ended June 30, 2014
Volatility	168.32% to 244.92%	179%
Risk-free rate	1.34% to 0.41%	0.39%
Dividend	-	-
Expected life of warrants	5 years	1.89 years

The weighted average fair value of the warrants granted were $0.02 and $0.04 in the year ended March 31, 2014 and the three months ended June 30, 2014, respectively.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

(Formerly Immunovative, Inc. and Subsidiary)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Options

On February 1, 2012, the Company awarded to each of two former executives options to purchase 5,000,000 common shares, an aggregate of 10,000,000 shares. These options vested immediately and were for services performed. The Company recorded stock-based compensation expense of $1,400,000 for the issuance of these options. The following weighted average assumptions were used for Black-Scholes option-pricing model to value these stock options:

Volatility	220%
Expected dividend rate	-
Expected life of options in years	10
Risk-free rate	1.87%

The following table summarizes option activity for the year ended March 31, 2014 and the three months ended June 30, 2014:

Weighted
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding at March 31, 2012	--	--
Granted	10,000,000	0.10
Expired	--
Exercised	--	--

Outstanding at March 31, 2013	10,000,000	$0.10	8.85 Years	$--

Granted	--	--
Expired	--	--
Exercised	--	--

Outstanding at March 31, 2014	10,000,000	$0.10	7.85 Years	$--

Granted	--	--
Expired	--	--
Exercised	--	--

Outstanding and exercisable at June 30, 2014	10,000,000	$0.10	7.60 Years	$--

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

Under a Securities purchase agreement amended April 17, 2014, upon the filing of a registration statement, the Company will deliver a class B warrant to acquire up to an aggregate number of shares of the Company’s common stock having an aggregate value of up to $425,000 and the investor shall immediately provide to the Company $425,000 in immediately available funds as directed by the Company. The Class B warrants may be convertible into shares of common stock at a conversion price of $0.05 per share. Upon a drop of the market price below $0.05 based on closing stock price of the Company’s common stock for a period of three (3) consecutive trading days, the Class B warrants shall carry a call option based upon a 135% redemption premium that shall require payment for shares within five (5) business days in the form of either cash on conversion into shares of common stock of the Company based on the closing share price of the Company’s common stock on the three (3) prior trading days.

In connection with the Company’s consulting contracts, the Company has commitments for monthly payments of approximately $254,000 for the twelve months ended June 30, 2015 and 19,000 for the twelve months ended June 30, 2016.

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

Deferred tax assets consist of the following:

	June 30, 2014	March 31, 2014
Net operating losses	2,400,000	$2,200,000
Impairment of assets	1,800,000	1,800,000
Valuation allowance	(4,200,000)	(4,000,000)
	-	$-

At March 31, 2014, the Company had a U.S. net operating loss carryforward in the approximate amount of $6,700,000 available to offset future taxable income through 2032. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods. The Company also has a Canadian carry forward loss which approximates $600,000 and is available to offset future taxable income through 2034. The valuation allowance increased by $200,000 and $1,500,000 in the three months ended June 30, 2014 and the year ended March 31, 2014, respectively.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and the federal statutory rate for the three months ended June 30, 2014 and 2013 is summarized as follows:

	2014	2013
Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefits	(3.3)	(3.3)
Valuation allowance	37.3	37.3
	0%	0%

NOTE 10 – INVESTMENT AVAILABLE FOR SALE SECURITY

The Company’s investment in Green Innovations, Ltd is included within Current Assets as it is expected to be realized in cash within one year. The investment is recorded at fair valve with unrealized gains and losses, net of applicable taxes, in Other Comprehensive Income. The Company’s investment in Green Innovations has a cost of $250,000 unrealized loss of $211,250 and a fair value of $38,750 at June 30, 2014. At March 31, 2014, the unrealized loss was $187,500 and the fair value was $62,500.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

(Formerly Immunovative, Inc. and Subsidiary)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – FAIR VALUE MEASUREMENTS

The following summarizes the company’s financial assets and liabilities that are measured at fair value on a recurring basis at June 30, 2014 and March 31, 2014.

	June 30, 2014
	Level 1	Level 2	Level 3	Total
Assets
Investment-available-for-sale security	$38,750	$-	$-	$38,750

Liabilities
Derivative liabilities	$-	$129,523	$-	$129,523

	March 31, 2014
	Level 1	Level 2	Level 3	Total
Assets
Investment-available-for-sale security	$62,500	$-	$-	$62,500

Liabilities
Derivative liabilities	$-	$1,581,119	$-	$1,581,119

TAURIGA SCIENCES, INC. AND SUBSIDIARY

(Formerly Immunovative, Inc. and Subsidiary)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – SUBSEQUENT EVENTS

Subsequent to June 30, 2014, the Company issued 136,136 shares in connection with the conversion of convertible notes, 26,660,143 in connection with cashless exercise of warrants, 4,748,334 to consultants and advisors, 300,000 to its Chief Executive Officer and 20,120,000 to its V.P. Strategic Planning.

On July 15, 2014, Company has completed its acquisition of California-based medicinal cannabis firm Honeywood LLC (“Honeywood”), the formulator for Doc Green’s topical cannabis cream and for other products. Under terms of the completed acquisition agreement, Honeywood will operate as a wholly owned subsidiary of the Company. The final acquisition terms result in stakeholders of Honeywood receiving 15.5% of Tauriga Sciences non-diluted shares of common stock outstanding immediately prior to closing. Honeywood’s principals have the opportunity to collectively earn up to an additional aggregate equal to 10% of Tauriga’s common stock outstanding (utilizing the same initial Closing Date) upon achieving the following gross revenue based milestones: upon the generation and receipt of $2,000,000 USD of gross revenues derived strictly from the sale and licensing of Honeywood’s products, the three Honeywood principals shall each be issued either restricted stock or stock options equal to 1.6666% shares of Common Stock of Tauriga; upon the generation and receipt of an additional $2,000,000 USD ($4,000,000 USD total gross revenues by Honeywood), its three principals shall each be issued an additional 1.6666% shares of Common Stock of Tauriga (each such additional issuance to be set off the outstanding shares immediately prior to the Closing Date).

In connection with the Honeywood acquisition, the Company entered into employment agreements with three Honeywood executives effective upon closing. The agreements are for a term of three years and provide for monthly payments of $7,000 each, an aggregate of $21,000, and commissions based on new business generated, as defined in the agreements.

SPECIAL NOTICE REGARDING FORWARD-LOOKING STATEMENTS

We believe that it is important to communicate our future expectations to our security holders and to the public. This report, therefore, contains statements about future events and expectations which are “forward-looking statements” within the meaning of Sections 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934, including the statements about our plans, objectives, expectations and prospects under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You can expect to identify these statements by forward-looking words such as “may,” “might,” “could,” “would,” “will,” “anticipate,” “believe,” “plan,” “estimate,” “project,” “expect,” “intend,” “seek” and other similar expressions. Any statement contained in this report that is not a statement of historical fact may be deemed to be a forward-looking statement. Although we believe that the plans, objectives, expectations and prospects reflected in or suggested by our forward-looking statements are reasonable, those statements involve risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements, and we can give no assurance that our plans, objectives, expectations and prospects will be achieved.

Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the “Risk Factors” section of and elsewhere in our Form 10-K for the fiscal year ended March 31, 2014 and in our subsequent filings with the Securities and Exchange Commission.

THIS REPORT CONTAINS FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. THESE FORWARD LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OR ANTICIPATED RESULTS, INCLUDING THOSE SET FORTH UNDER “RISK FACTORS” IN THIS “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” AND ELSEWHERE IN THIS REPORT. THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH “SELECTED FINANCIAL DATA” AND THE COMPANY’S FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

We are a Florida corporation formed on April 8, 2001. We were originally organized to be a blank check company.

On June 8, 2009, the Board of Directors approved the change of name to “Novo Energies Corporation”. As described in a report filed with the Securities and Exchange Commission on June 26, 2009, a majority of shareholders executed a written consent in lieu of an Annual Meeting (the “Written Consent”) effecting the change of the name of our business from “Atlantic Wine Agencies, Inc.” to “Novo Energies Corporation” on June 8, 2009 to better reflect what we then intended to be our future operations. We filed an amendment to our Articles of Incorporation on June 8, 2009 with the Florida Secretary of State to affect this name change after receiving the requisite corporate approval.

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

On January 28, 2014, the Company completed the acquisition of Cincinnati, Ohio based synthetic biology pioneer Pilus Energy LLC (“Pilus Energy”). Structurally Pilus Energy will be a wholly owned subsidiary of Tauriga (pursuant to the terms of the definitive agreement) and will maintain its headquarters location in the State of Ohio. The management of Pilus Energy will report directly to both the Chief Executive Officer (“CEO”) and Chief Operating Officer (“COO”) of Tauriga with the expectation that at least one board seat of Tauriga will be allocated to a Pilus Energy affiliate. The Board of Directors of Tauriga Sciences unanimously approved both the previously announced definitive merger agreement on October 25, 2013 as well as the completion of the acquisition inclusive of amended closing terms. In consideration for early closing of this acquisition, shareholders of Pilus Energy received a warrant to purchase 100,000,000 shares of Tauriga Sciences, Inc. common stock at $0.02 per share.

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

On February 27, 2014, the Company appointed Dr. Stella M. Sung (its previous Chief Operating Officer) to the positions of Chairman and Chief Executive Officer (“CEO”). In addition, Dr. Sung maintained her title as Chief Operating Officer as well as Interim Chief Financial Officer. At this time her employment agreement was modified and amended to reflect her new positions with the Company. The outgoing CEO Seth M. Shaw (“Mr. Shaw”) also resigned from the Board of Directors and accepted the position of Vice President, Strategic Planning.

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

On April 4, 2014, The Company made a cash payment of $50,000 USD to the law firm of Winston and Strawn LLP to settle ALL remaining outstanding legal debts (the arose from the 2013 litigation with Immunovative Therapies Ltd.). There is no longer any debt owed to this law firm and the Company received such acknowledgment from Winston and Strawn via email.

On April 7, 2014, an institutional investor Group 10 Holdings LLC invested $150,000 USD into the Company’s 6 cent private placement for a total of 2,500,000 Restricted TAUG shares.

On April 30, 2014, the Company repaid and retired a convertible note held by Union Capital for the principal amount of $75,000 USD. This was repaid in full for a cash payment of $75,000 USD and a one time restricted share issuance of 1,500,000 TAUG shares. Therefore this debt was not removed from the Company’s balance sheet until first fiscal quarter of 2015.

Between April 1, 2014 and April 30, 2014 (not reflected in the Year End Results due to the timing of settlements), the Company repaid and retired more than $400,000 USD of convertible notes (principal amounts). This activity will be reflected on the Company’s balance sheet during the first fiscal quarter of 2015 (04/01/2014 - 06/30/2014).

As of July 13, 2014, the Company reported total cash and marketable securities of $664,219.40 USD (of which $33,750 was in the form of marketable securities). Also as of July 13, 2014, the Company reported that its remaining convertible debt was $163,000 USD (principal amount), with the final notes held by LG Capital and G.E.L. Properties.

On July 15, 2014, the Company completed its acquisition of California-based medicinal cannabis firm Honeywood LLC (“Honeywood”), the formulator for Doc Green’s topical cannabis cream and for other products. Under terms of the completed acquisition agreement, Honeywood will operate as a wholly owned subsidiary of Tauriga, with all future revenues and profits (losses) to be reflected in Tauriga’s financial statements. The final acquisition terms result in stakeholders of Honeywood receiving 15.5% of Tauriga Sciences non-diluted shares of common stock outstanding immediately prior to closing. Honeywood’s principals have the opportunity to collectively earn up to an additional aggregate equal to 10% of Tauriga’s common stock outstanding (utilizing the same initial Closing Date) upon achieving the following gross revenue based milestones: upon the generation and receipt of $2.0MM of gross revenues derived strictly from the sale and licensing of Honeywood’s products, the three Honeywood principals shall each be issued either restricted stock or stock options equal to 1.6666% shares of Common Stock of Tauriga; upon the generation and receipt of an additional $2.0MM ($4.0 MM total gross revenues by Honeywood), its three principals shall each be issued an additional 1.6666% shares of Common Stock of Tauriga (each such additional issuance to be set off the outstanding shares immediately prior to the Closing Date).

The following Management Discussion and Analysis should be read in conjunction with the consolidated financial statements and accompanying notes included in this Form 10-Q.

RESULTS OF OPERATIONS

Three months ended June 30, 2014 compared to the three months ended June 30, 2013

Revenue. The Company is currently developing its business, and as a result has no products or services to offer and no revenues.

Selling, General and Administrative Expenses. For the three months ended June 30, 2014, selling, general and administrative expenses were $1,335,141 compared to $2,043,713 for the same period in 2013. The decrease in expense for 2014 is primarily to not having to incur costs relating to the litigation with Immunovative Therapies, Ltd. regarding the cancellation of the license agreement.

Net Loss. We generated net losses of $1,575,608 for the three months ended June 30, 2014 compared to $2,460,612 for the same period in 2013, a decrease of 36%. As noted above, the decrease in expense for 2014 is primarily to not having to incur costs relating to the litigation with Immunovative Therapies, Ltd. regarding the cancellation of the license agreement partially offset by warrant expense related to financing.

Liquidity and Capital Resources

We continue to fund our operations through private placement offerings and other financings.

During the three months ending June 30, 2014, the Company sold 5,416,667 shares of common stock for a total of $275,000 in cash and received $250,000 in cash from the exercise of a warrant.

At June 30, 2014, we had cash and cash equivalents of $714,262 compared to $812,907 at March 31, 2014.

Cash Flows

Net cash used in operating activities amounted to $5,809,052 for the period from December 12, 2011 (inception of Development Stage) to June 30, 2014. Net cash used in operating activities for the three months ended June 30, 2014 and 2013 was $508,894 and $722,192, respectively, a decrease of 213,298, the reduction due primarily to not incurring expenses relating to the litigation with Immunovative Therapies, Ltd. regarding the cancellation of the license agreement.

During the period from inception December 12, 2011 (inception of the Development Stage) to June 30, 2014, we have generated total net losses of $27,298,772.

During the three months ended June 30, 2014, we used $28,953 in investing activities. During the three months ended June 30, 2013, we used $131,380.

During the three months ended June 30, 2014, we generated cash from financing activates of $441,667 primarily from the sale of common stock. During the three months ended June 30, 2013, we generated cash from financing activities of $797,375 primarily from the sale of common stock.

We do not believe that our cash on hand at June 30, 2014 will be sufficient to fund our current business operations. We will continue to seek additional equity financing. However, there is no assurance that we will be successful in our equity private placements.

Going Concern Qualifications

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had no revenue and net losses of $1,575,608 for the period ended June 30, 2014 compared to no revenue and a net loss of $2,460,612 for the three months ended June 30, 2013. As discussed in Note 1 to the financial statements and above, since inception of the Development Stage (December 12, 2011) the Company had losses of $27,298,772 and there are existing uncertain conditions which the Company faces relative to its obtaining financing and capital in the equity markets. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company is highly dependent on its ability to continue to obtain investment capital from future funding opportunities to fund the current and planned operating levels. The unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to bring in income generating activities and its ability to continue receiving investment capital from future funding opportunities. No assurance can be given that the Company will be successful in these efforts.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its chief executive and chief financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC’s rules and forms and that information required to be disclosed is accumulated and communicated to the chief executive and interim chief financial officer to allow timely decisions regarding disclosure.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of June 30, 2014, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended June 30, 2014, the Company issued shares of common stock as follows:

46,414,772 shares at prices ranging from $0.02 to $0.09 per share for the conversion of notes and accrued interest to financial institutions in the amount of $1,262,595.

176,800 shares at $0.025 per share for the conversion of notes and accrued interest to individuals in the amount of $4,420.

5,416,667 shares at prices ranging from $0.03 to $0.06 per share for cash of $275,000.

2,850,000 shares to its chief executive officer at prices ranging from $0.03 to $0.07 per share, valued at $90,500, for services.

7,177,501 shares to various consultants and advisory board members at prices ranging from $0.03 to $0.07 per share, valued at $29,200 (net of $307,583 deferred).

1,250,000 shares at $0.04 per share, valued at $50,000, to a financial institution for a fee to convert a convertible debenture.

The issuance and sale of all such shares of the Company’s common stock were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) and Rule 506 of Regulation D thereof.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

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

TAURIGA SCIENCES, INC. (formerly Immunovative, Inc.) (Registrant)

Date: August 19, 2014	By:	/s/ Stella M. Sung
Stella M. Sung
Chief Executive Officer

Date: August 19, 2014	By:	/s/ Stella M. Sung
Stella M. Sung
Chief Financial Officer

