Form 10-Q
period 2014-09-30
TAURIGA SCIENCES, INC.
filed 2014-11-19
CIK 1142790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

(858) 353-5749

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

As of November 17, 2014 the registrant had 836,873,728 shares of its Common Stock, $0.00001 par value, outstanding.

TABLE OF CONTENTS

		Pages

PART I. FINANCIAL STATEMENTS

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS:	F-1

	Consolidated Balance Sheets as of September 30, 2014 (unaudited) and March 31, 2014	F-1

	Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended September 30, 2014 and 2013, (Restated) and for the period December 12, 2011 (inception of development) to September 30, 2014 (unaudited)	F-2

	Consolidated Statements of Cash Flows for the six months ended September 30, 2014 and 2013, (Restated) and for the period December 12, 2011 (inception of development) to September 30, 2014 (unaudited)	F-3

	Consolidated Statement of Stockholders’ Equity (Deficit) for the period December 12, 2011 (inception of development) to September 30, 2014 (unaudited)	F-5

	Notes to Consolidated Financial Statements (unaudited)	F-9

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	4

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK	9

Item 4.	CONTROLS AND PROCEDURES	9

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS	12

Item 1A.	RISK FACTORS	12

Item 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS	12

Item 3.	DEFAULTS UPON SENIOR SECURITIES	12

Item 4.	MINE SAFETY DISCLOSURES	12

Item 5.	OTHER INFORMATION	12

Item 6.	EXHIBITS	13

2

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

TAURIGA SCIENCES, INC. AND SUBSIDIARY

(Formerly Immunovative, Inc. and Subsidiary)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	September 30, 2014	March 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash	$404,638	$812,907
Inventory	2,012	-
Investment - available for sale security	7,813	62,500
Prepaid expenses	19,763	22,554
Total current assets	434,226	897,961

Equipment, net	30,208	24,616

Other assets:
Intangible assets, net of amortization	1,737,038	1,791,460
Note receivable	170,000	-
Deferred financing fees	-	34,014
Deferred acquisition costs	-	395,823

Total assets	$2,371,472	$3,143,874

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable to individuals	$48,775	$56,425
Convertible notes to financial institutions	39,974	263,917
Accounts payable	269,415	294,855
Accrued interest	15,328	26,107
Accrued expenses	239,433	289,930
Accrued professional fees	482,237	372,939
Derivative liability	59,991	1,581,119
Total current liabilities	1,155,153	2,885,292

Commitments and contingencies	-	-

Stockholders’ equity:
Common stock, par value $0.00001; 1,000,000,000 shares authorized, 801,208,016 and 647,826,316 issued and outstanding at September 30, 2014 and March 31, 2014, respectively	8,012	6,478
Additional paid-in capital	46,808,025	42,400,884
Accumulated deficit from prior operations	(16,244,237)	(16,244,237)
Accumulated deficit during development stage	(29,118,319)	(25,723,164)
Accumulated other comprehensive loss	(237,162)	(181,379)
Total stockholders’ equity	1,216,319	258,582

Total liabilities and stockholders’ equity	$2,371,472	$3,143,874

See accompanying notes to consolidated financial statements.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

(Formerly Immunovative, Inc. and Subsidiary)

(A DEVELOPMENT STAGE COMPANY)

 CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

					Period from
					December 12, 2011
					(Inception of
	For the Three Months ended		For the Six Months Ended		Development)
	September 30,		September 30,		to September 30,
	2014	2013	2014	2013	2014
		(Restated)		(Restated)

Revenues	$10,831	$-	$10,831	$-	$10,831
Cost of goods sold	3,018	-	3,018	-	3,018

Gross profit	7,813	-	7,813	-	7,813

Operating expenses
General and administrative	1,512,151	1,255,029	2,847,292	3,298,742	21,131,114
Impairment of advances to Immunovative Therapies, Ltd. for future stock ownership	-	-	-	-	3,533,214
Impairment of license agreements	-	-	-	-	1,355,988
Depreciation and amortization expense	30,197	11,664	59,929	16,007	217,820
Total operating expenses	1,542,348	1,266,693	2,907,221	3,314,749	26,238,136

Loss from operations	(1,534,535)	(1,266,693)	(2,899,408)	(3,314,749)	(26,230,323)

Other income (expense)
Interest expense	(31,481)	(161,830)	(126,682)	(189,127)	(715,663)
Change in derivative liability	587	53,111	343,230	57,427	(1,066,647)
Financing expense	-	-	(458,177)	-	(458,177)
Costs of terminated acquisition	(254,118)	-	(254,118)	-	(254,118)
Gain on settlement of law suit	-	-	-	-	20,000
Amortization of debt discount	-	-	-	(68,575)	(92,391)
Loss on conversion of debt	-	-	-	(321,000)	(321,000)

Total other income (expense)	(285,012)	(108,719)	(495,747)	(521,275)	(2,887,996)

Net loss	(1,819,547)	(1,375,412)	(3,395,155)	(3,836,024)	(29,118,319)

Other comprehensive income (loss)
Change in unrealized loss on available for sale security, net of tax effect of zero	(30,938)	(122,500)	(54,688)	(122,500)	(242,188)
Translation adjustment	1,370	(2,914)	(1,095)	1,526	6,287
Total other comprehensive income(loss)	(29,568)	(125,414)	(55,783)	(120,974)	(235,901)

Comprehensive loss	$(1,849,115)	$(1,500,826)	$(3,450,938)	$(3,956,998)	$(29,354,220)

Net loss per share (basic and diluted)	$(0.00)	$(0.01)	$(0.00)	$(0.02)

Weighted average common shares outstanding Basic and diluted	757,008,430	277,262,355	724,800,071	258,545,255

See accompanying notes to consolidated financial statements.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

(Formerly Immunovative, Inc. and Subsidiary)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

			Period from
			December 12, 2011
			(Inception of
	For the Six Months Ended		Development)
	September 30,		to September 30,
	2014	2013	2014
		(Restated)

Cash flows from operating activities
Net loss	$(3,395,155)	$(3,836,024)	$(29,118,319)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Stock-based compensation	1,771,934	2,300,606	14,203,637
Shares issued in Settlement Agreement	-	-	153,000
Impairment of advances to Immunovative Therapies, Ltd., for future stock ownership	-	-	3,533,214
Impairment of license agreements	-	-	1,355,988
Note payable discount amortization	-	68,575	92,391
Depreciation and amortization	59,929	16,007	217,820
Loss on conversion of debt	-	321,000	321,000
Issuance of a warrant for financing expense	458,177	-	458,177
Amortization of deferred financing costs	34,014	-	158,000
Accretion on convertible notes payable	67,767	138,828	432,312
Change in derivative liability	(343,230)	(57,427)	1,066,647
Costs of terminated acquisition	254,118	-	254,118
Decrease (increase) in assets			-
Inventory	(2,012)	-	(2,012)
Other receivables	-	7,206	-
Prepaid expenses	(19,763)	19,534	(559)
Increase (decrease) in liabilities			-
Accounts payable	(25,440)	(4,853)	199,901
Accrued interest	8,914	46,145	65,655
Accrued expenses	(50,497)	(789)	181,973
Accrued professional fees	109,298	(79,439)	151,837
Related party payables	-	-	(96,884)
Cash used in operating activities	(1,071,946)	(1,060,631)	(6,372,104)

Cash flows from investing activities
Purchase of equipment	(11,099)	(3,829)	(40,053)
Purchase of intangible assets	-	(143,750)	(301,643)
Deferred acquisition costs	(28,295)	-	(424,118)
Advances to Immunovative Therapies Ltd., for future stock ownership	-	-	(3,533,214)
Cash used in investing activities	(39,394)	(147,579)	(4,299,028)

Cash flows from financing activities
Proceeds from notes payable	-	-	361,425
Payment for financing costs	-	-	(23,000)
Repayment of note payable to former chief executive officer	-	-	(125,503)
Proceeds from the sale of common stock	537,500	141,350	8,788,793
Proceeds from convertible debentures	-	1,122,638	2,348,372
Payment of convertible debenture	(83,333)	-	(83,333)
Proceeds from warrant exercise	250,000	-	250,000
Commissions paid on sale of common stock	-	-	(643,956)
Cash provided by financing activities	704,167	1,263,988	10,872,798

Foreign currency translation effect	(1,096)	2,787	33,429
Net increase (decrease) in cash	(408,269)	58,565	235,095

Cash, beginning of period	812,907	143,034	169,543
Cash, end of period	$404,638	$201,599	$404,638

See accompanying notes to consolidated financial statements.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

(Formerly Immunovative, Inc. and Subsidiary)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

			Period from
			December 12, 2011
			(Inception of
	For the Six Months Ended		Development)
	September 30,		to September 30,
	2014	2013	2014
		(Restated)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest Paid	$-	$-	$34,102
Taxes Paid	$-	$-	$-

NON CASH ITEMS
Conversion of accounts payable to common stock	$-	$60,000	$159,559
Conversion of note payable - Caete Invest & Trade, S.A. to common stock	$-	$-	$179,572
Issuance of common stock to settle commissions on private placement offering	$-	$-	$689,000
Conversion of accrued interest on Caete Invest & Trade, S.A. to common stock	$-	$-	$46,247
Purchase of intangible asset - domain name with common stock	$-	$-	$25,000
Conversion of convertible debentures to common stock	$1,371,371	$250,405	$3,979,130
Conversion of accrued interest to common stock	$19,693	$-	$70,479
Purchase of intangible assets with common stock issuance of warrants	$-	$106,250	$2,956,101
Issuance of common stock for investment in available for sale security	$-	$250,000	$250,000
Issuance of common stock for deferred financing costs	$-	$-	$135,000
Impairment of available for sale security	$54,687	$122,500	$242,187
Issuance of common stock for cashless warrant exercise	$267	$-	$267
Note receivable from terminated acquisition	$170,000	$-	$170,000

See accompanying notes to consolidated financial statements.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

(Formerly Immunovative, Inc. and Subsidiary)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the period from inception December 12, 2011 to September 30, 2014 (Unaudited)

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

For the period from inception December 12, 2011 to September 30, 2014 (Unaudited)

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

For the period from inception December 12, 2011 to September 30, 2014 (Unaudited)

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

TAURIGA SCIENCES, INC. AND SUBSIDIARY

(Formerly Immunovative, Inc. and Subsidiary)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the period from inception December 12, 2011 to September 30, 2014 (Unaudited)

					Deficit
				Deficit	accumulated	Accumulated
			Additional	accumulated	during the	other	Total
	Number of		paid-in	from prior	development	comprehensive	stockholders’
	shares	Amount	capital	operations	stage	income (loss)	equity (deficit)

Issuance of shares for cash at $0.01 to $0.06 per share	26,416,667	264	537,236				537,500
Issuance of shares to chief executive officer at $0.01 to $0.07 per share	3,300,000	33	103,967				104,000
Issuance of shares to convert convertible debt at $0.01 to $0.09 per share	53,999,888	540	1,390,524				1,391,064
Issuance of shares to consultants at $0.01 to $0.07 per share	36,755,002	368	282,782				283,150
Issuance of shares for fee to convert convertible debenture at $0.04	1,250,000	12	49,988				50,000
Issuance of shares for warrant exercised at $0.05 per share	5,000,000	50	249,950				250,000
Issuance of shares for cashless warrant exercise	26,660,143	267	(267)				-
Stock-based compensation vesting			1,334,784				1,334,784
Issuance of a warrant for financing expense			458,177				458,177
Impairment of available for sale securities						(54,687)	(54,687)
Translation adjustment						(1,096)	(1,096)
Net loss for the six months ended September 30, 2014					(3,395,155)		(3,395,155)

Balance at September 30, 2014	801,208,016	$8,012	$46,808,025	$(16,244,237)	$(29,118,319)	$(237,162)	$1,216,319

See accompanying notes to consolidated financial statements.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

(Formerly Immunovative, Inc. and Subsidiary)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – PRESENTATION, NATURE OF BUSINESS AND GOING CONCERN

Nature of Business

The Company, prior to December 12, 2011, was involved in the business of exploiting new technologies for the production of clean energy. The Company is now moving in the direction of a diversified biotechnology company. The mission of the company is to acquire a diversified portfolio of biotechnological technologies. The Company’s current revenue was generated from the Company’s natural wellness cannabis complement line launched in August 2014.

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

On March 10, 2014, the Company entered into a definitive agreement to acquire California based Honeywood, LLC, a developer of a tropical medicinal cannabis product which is a therapeutic cream that currently sells in numerous dispensaries across the State of California. This definitive agreement is valid for a period of 120 days and the Company has advanced to Honeywood approximately $175,000 in cash and incurred legal fees and other costs of approximately $249,000 through September 24, 2014.

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

On September 24, 2014, the Company, Honeywood, and each of the Honeywood executives entered into an agreement to unwind the acquisition and the transactions entered into therewith, including a refund of certain advances made by the Company to Honeywood. As a result, the acquisition agreement and employment agreements with the Honeywood executives were terminated and Honeywood issued a secured promissory note to the Company in the amount of $170,000. The note is to be paid, together with interest thereon of 6% from October 1, 2014, in six quarterly installments commencing on March 31, 2015 and ending on June 30, 2016. The promissory note is secured by all of the assets of Honeywood, as defined in the security agreement. The Company and Honeywood also entered into a license agreement (See Note 8).

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

Going Concern

As indicated in the accompanying consolidated financial statements, the Company has incurred net operating losses of $3,395,155 for the six months ended September 30, 2014. Since inception of development stage, the Company has incurred net losses of $29,118,319. Management’s plans include the raising of capital through equity markets to fund future operations and cultivating new license agreements or acquiring ownership in medical companies. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses, acquire new license agreements or ownership interests in medical companies and generate adequate revenues, there can be no assurances that the revenues will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. However, the accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash Equivalents

For purposes of reporting cash flows, cash equivalents include investment instruments purchased with an original maturity of three months or less. At September 30, 2014, the Company had $250,787 in cash at one financial institution which exceeded the total insurance limit of $250,000 by $787. At March 31, 2014, the Company had $553,785 and $259,122 in cash at two financial institutions, which exceeded the FDIC insured limit of $250,000 by $303,785 and $9,122, respectively.

Inventory

Inventory consists of finished goods and is stated at the lower of cost or market determined by the first-in, first-out method.

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

Intangible Assets

Intangible assets consist of licensing fees and a patent which are stated at cost. Licenses are amortized over the life of the agreement and patents are amortized over the remaining life of the patent at the date of acquisition.

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

Research and Development

The Company expenses research and development costs as incurred. Research and development costs were $18,425 and $60,425 in the three and six months ended September 30, 2014. There were no research and development costs in the three and six months ended September 30, 2013.

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

TAURIGA SCIENCES, INC. AND SUBSIDIARY

(Formerly Immunovative, Inc. and Subsidiary)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2014. The respective carrying value of certain financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash, accounts payable and accrued expenses.

Derivative Financial Instruments

Derivatives are recorded on the balance sheet at fair value. The conversion features of the convertible debentures are embedded derivatives and are separately valued and accounted for on the balance sheet with changes in fair value recognized during the period of change as a separate component of other income/expense. Fair values for exchange-traded securities and derivatives are based on quoted market prices. The pricing model we use for determining fair value of our derivatives is the Monte Carlo Pricing Model. Valuations derived from this model are subject to ongoing internal and external verification and review. The model uses market-sourced inputs such as interest rates and stock price volatilities. Selection of these inputs involves management’s judgment and may impact net income. During the six months ended September 30, 2014, the Company utilized an expected life ranging from 66 days to 325 days based upon the look-back period of its convertible debentures and notes and volatility in the range of 168% to 196%.

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

As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by ASC 740 and concluded that the tax position of the Company does not meet the more-likely-than-not threshold as of September 30, 2014.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

(Formerly Immunovative, Inc. and Subsidiary)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reclassifications

Certain amounts in the September 2013 financial statements have been reclassified to conform to the presentation in the September 2014 financial statements.

Restatement for Correction of an Accounting Error

The consolidated financial statements have been adjusted to reflect a correction of an accounting error related to the remeasurement of the derivative liability as at September 30, 2013 and the related change in the derivative liability for the period then ended.. We are restating the September 2013 consolidated financial statements to reflect this correction. The correction results in a reduction of other expense and net loss of $63,515 and $54,016 for the three and six months ended September 30, 2013.

The following summarizes the effects of the restatement (Unaudited):

	Previously
As of or for the three months ended September 30, 2013	Reported	Adjustment	Restated
Statements of Operations Revenues
Other income (expense)	$(172,234)	$63,515	$(108,719)
Net loss	(1,438,927)	63,515	(1,375,412)

Net Loss Per Common Share Data
Basic and diluted loss per common share	(0.01)	--	(0.01)

	Previously
As of or for the six months ended September 30, 2013	Reported	Adjustment	Restated
Statements of Operations Revenues
Other income (expense)	$(575,291)	$54,016	$(521,275)
Net loss	(4,011,014)	54,016	(3,956,998)

Net Loss Per Common Share Data
Basic and diluted loss per common share	(0.02)	--	(0.02)

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

NOTE 3 – PROPERTY AND EQUIPMENT

The Company’s property and equipment is as follows:

	September 30, 2014	March 31, 2014	Estimated Life

Computers, office furniture and equipment	$55,085	$55,085	3-5 years
Technical equipment	11,099	--	5 years
Total	66,184	55,085
Less: accumulated depreciation	(35,976)	(30,469)

Net	$30,208	$24,616

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

TAURIGA SCIENCES, INC. AND SUBSIDIARY

(Formerly Immunovative, Inc. and Subsidiary)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

License agreements consist of the cost of license fees with Green Hygienics, Inc.,($250,000) and Baterial Robotoics, LLC ($1,189,851) which were both determined to be impaired as of March 31, 2014. An analysis of the cost is as follows:

	September 30, 2014	March 31, 2014	Estimated Life

Licensing fee	$1,439,851	$1,439,851	5 years
Less: accumulated amortization	83,863	83,863
	1,355,988	1,355,988
Net impairment	(1,355,988)	(1,355,988)
Balance	$-	$-

Patents:

Pilus Energy, LLC

The Company, through the acquisition of Pilus Energy on January 28, 2014, acquired a patent to develop cleantech energy using proprietary microbiological solution that creates electricity while consuming polluting molecules from wastewater. The cost of the patent and related amortization at March 31, 2014 and September 30, 2014 is as follows:

	Fair Value	Estimated Life

Cash advanced on signing the memorandum of understanding and closing agreement	$100,000	16.5 years
Fair value of the warrant for 100,000,000 shares of the Company’s common stock	1,710,000
Total	1,810,000
Less amortization in the year ended March 31, 2014	18,540
Net value at March 31, 2014	$1,791,460
Less amortization in the six months ended September 30, 2014	54,422
Net value as of September 30, 2014	$1,737,038

TAURIGA SCIENCES, INC. AND SUBSIDIARY

(Formerly Immunovative, Inc. and Subsidiary)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – CONVERTIBLE NOTES AND NOTES PAYABLE

Convertible Notes Payable Institutions

During the year ended March 31, 2014, the Company entered into a number (approximately 30) of convertible note debentures and recorded gross proceeds of $2,037,000 with interest rates ranging from 5% to 12%. All of the note agreements have conversion features which allow the note holder to convert the debenture into common stock of the Company. The conversion price, which is discounted, is based upon either the lowest trading price for a period ranging between 20 and 25 days prior to the date of the notice of conversion or an average of the previous 20 to 25 days prior to conversion. Due to the variable characteristic of the notes, the Company has concluded that a derivative liability existed at the date of issuance and accordingly has recorded a derivative liability for each note. During the six months ended September 30, 2014, 13 notes were converted to common stock and one was paid in cash. As of September 30, 2014, and March 31, 2014, one and fifteen convertible notes, respectively, were outstanding. The balance of the convertible notes at September 30, 2014 and March 31, 2014 is $39,974 and $263,917, respectively. The related derivative liability is $59,991 and $1,581,119 at September 30, 2014 and March 31, 2014, respectively. The Company has reserved 18,412,000 shares of common stock for conversion on this note.

Convertible Notes Payable to Individuals

The Company at September 30, 2014 and March 31, 2014, has $48,775 and $56,425, respectively, of notes payable to individuals. The notes are convertible into common stock of the company at $0.025 per share. The interest rate is 8% per annum and the notes are unsecured. During the six months ended September 30, 2014, three notes were converted to common stock.

Other

On October 19, 2012, the Company entered into a one year convertible promissory note agreement for $445,000 with JMJ Financial, a California based institutional investor. The note is non-interest bearing for the first 90 days and subsequent to that, the note has an interest rate of 5% per annum. The note, at the holder’s option, is convertible at $0.15 per share and if the price per share at the time of conversion is greater than $0.15 per share, on average for the previous 25 trading days, the conversion rate shall have a 25% discount, with the minimum price of $0.15 per share. The Company paid an origination fee of 200,000 shares of its common stock to secure the loan. On November 14, 2012, the Company received $150,000 and an additional $25,000 on March 27, 2013. The 25% discount created a beneficial conversion feature at the commitment date aggregating $37,500 representing a discount which is being accreted monthly from the issuance date of the note through maturity and is recorded as additional interest expense. At March 31, 2013, the loan balance was $106,425, net of unamortized discount of $68,575. On June 3, 2013 the Company issued 9,900,000 shares of its common stock to convert the note. Under the terms of the original agreement, approximately 4,125,000 shares were required to be issued. To entice the conversion, the Company issued an additional 5,775,000 shares resulting in a loss on conversion of $321,000 in the six months ended September 30, 2013.

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

During the year ended March 31, 2012, the Company issued 1,565,000 shares of its common stock in connection with settlement agreements. The shares were valued at $0.14, the value at the date of settlement.

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

In the year ended March 31, 2013, the Company issued 200,000 shares of its common stock at $0.125 per share to obtain the rights to a domain name.

On May 21, 2012, the Company issued 2,720,000 shares of its common stock to convert the Caete Invest & Trade, S.A. debt plus accrued interest. The note principal and accrued interest aggregated $225,819.

During the year ended March 31, 2013, the Company converted $95,575 of accounts payable to the former CEO for severance by issuing 1,592,920 shares of its common stock at an average price of $0.06 per share.

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

During the year ended March 31, 2013, the Company issued 2,150,000 shares of its common stock at prices ranging from $0.10 to $0.25 per share for legal services.

Commencing October 2012, the chief executive officer received 360,000 shares (60,000 per month) of the Company’s common stock as salary in lieu of cash. These shares were valued between $0.04 and $0.24 per share. His employment agreement was subsequently modified in December 2012 to begin cash compensation in addition to the 60,000 shares award per month.

During the year ended March 31, 2013, the Company issued to various consultants 30,878,983 shares of its common stock (including 750,000 shares for accounts payable) at prices ranging between $0.10 and $0.29 per share. These shares were valued at the market price of the common stock on the date of commitment. The consulting agreements were issued to the consultants to assist the Company in developing business strategies, assist in capital introductions and other mutually agreed upon services. The aggregate value of the shares has been recorded as stock-based compensation.

During the year ended March 31, 2013, the Company issued 5,335,000 shares of its common stock and $643,956 in cash as commissions related to the private placement agreements.

During the year ended March 31, 2014, the Company issued to its current and former chief executive officer a total of 31,720,000 shares of its common stock at prices ranging from $0.02 to $0.09 per share for services.

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

During the year ended March 31, 2014, the Company issued 4,347,826 shares of its common stock to Green Hygienics in connection with a license agreement.

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

During the six months ended September 30, 2014, the Company issued shares of common stock as follows:

53,686,952 shares at prices ranging from $0.01 to $0.09 per share for the conversion of notes and accrued interest to financial institutions valued at $1,383,241.

312,936 shares at $0.025 per share for the conversion of notes and accrued interest to individuals in the amount of $7,823.

26,416,667 shares at prices ranging from $0.01 to $0.06 per share for cash of $537,500.

3,300,000 shares to its chief executive officer at prices ranging from $0.01 to $0.07 per share, valued at $104,000, for services.

36,755,002 shares to various consultants and advisory board members at prices ranging from $0.01 to $0.07 per share, valued at $283,150 (net of $555,458 not vested).

1,250,000 shares at $0.04 per share, valued at $50,000, to a financial institution for a fee to convert a convertible debenture.

26,660,143 shares through cash less exercises of warrants at effective prices of $0.02 and $0.03 per share.

On June 27, 2014, $250,000 in cash was released from escrow in connection with a warrant exercise from Hanover Holdings I, LLC, whereby the Company issued 5,000,000 shares of its common stock at $0.05 per share under a securities purchase agreement as amended on April 17, 2014. The total remaining outstanding warrants under this warrant agreement amount to $275,000. The warrants carry a fixed price of $0.05 and shall be exercised at the sole option of the investor (1) upon the effectiveness of a Registration statement, (2) the closing of the Honeywood acquisition (see note1), unless such condition is waived in writing by the investor, and (3) the market price of the Company’s common stock has closed at or above $0.085 (the Trigger Price) in any of the (3) trading days prior to the effectiveness.

In connection with the consulting agreements and the board advisory agreements, certain agreements have as part of the compensation arrangements, the following clauses: a) the consultant will be reimbursed for all reasonable out of pocket expenses, b) to the extent the consultant introduces the Company to any sources of equity or debt arrangements, the Company agrees to pay 8% to 10% in cash and 8% to 10% in common stock of the Company of all cash amounts actually received by the Company and 2% for debt arrangements, and c) the Company, in its sole discretion, may make additional cash payments and/or issue additional shares of common stock to the consultant based upon the consultant’s performance.

The Company is authorized to issue 1,000,000,000 shares of its common stock. Effective September 30, 2014, 801,208,016 shares of common stock are outstanding. At the filing date of this SEC Form 10Q additional shares of common stock were issued or issuable as follows: (i) 26,080,000 shares in connection with the Company’s stock purchase agreement; (ii) 7,726,545 shares in connection with convertible debt conversions; (iii) 1,649,167 shares to consultants; and (iv) 210,000 shares to the Chief Executive Officer and V.P. Strategic Planning which total 35,665,712 common shares. If all outstanding warrants and options (93,003,529 shares) were exercised the total outstanding shares would be 929,877,257 leaving an amount available for issuance of 70,122,743 shares.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

(Formerly Immunovative, Inc. and Subsidiary)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Warrants for Common Stock

The following table summarizes warrant activity for the year ended March 31, 2014 and the six months ended September 30, 2014:

			Weighted
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding at March 31, 2013	200,000	0.40	1.38 Years	--

Granted	175,000,000	0.02
Expired	--
Exercised	--	--

Outstanding at March 31, 2014	175,200,000	$0.02	5.86 Years	$10,050,000

Granted	10,500,000	0.05
Expired	--
Exercised	(31,660,143)	(0.03)
Canceled	(71,036,328)	(0.03)

Outstanding and exercisable at September 30, 2014	83,003,529	$0.02	5.99 Years	$--

The warrants were valued utilizing the following assumptions employing the Black-Scholes Pricing Model:

	Year Ended	Six Months Ended
	March 31, 2014	September 30, 2014

Volatility	168.32% to 244.92%	179%
Risk-free rate	1.34% to 0.41%	0.39%
Dividend	--	--
Expected life of warrants	5 Years	1.88 Years

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

Volatility	220%
Expected dividend rate	-
Expected life of options in years	10
Risk-free rate	1.87%

The following table summarizes option activity for the year ended March 31, 2014 and the six months ended September 30, 2014:

Weighted
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding at March 31, 2013	10,000,000	$0.10	8.85 Years	$--

Granted	--	--
Expired	--	--
Exercised	--	--

Outstanding at March 31, 2014	10,000,000	$0.10	7.85 Years	$--

Granted	--	--
Expired	--	--
Exercised	--	--

Outstanding and exercisable at September 30, 2014	10,000,000	$0.10	7.35 Years	$--

TAURIGA SCIENCES, INC. AND SUBSIDIARY

(Formerly Immunovative, Inc. and Subsidiary)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Legal Matters

ITL

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

On September 5, 2014, the Company’s transfer agent issued to Typenex Co-Investment, LLC (“Typenex”) 70,080,714 shares of the Company’s common stock (the “Shares”) without a restrictive legend pursuant to a demand letter by Typenex to the transfer agent under a purported warrant issued in connection and arising from a convertible promissory note issued by the Company to Typenex on June 24, 2013 and subsequently terminated by an exchange and release agreement between the Company and Typenex on March 21, 2014. In response to its transfer agent’s actions, the Company filed for a preliminary injunction against Typenex and its transfer agent on September 8, 2014 in the Circuit Court for the 13th Judicial Circuit in and for Hillsbourgh County Florida (the “Court”), Case No. 12-CA-009076. On September 9, 2014, the Court issued the preliminary injunction requested by the Company against its transfer agent and Typenex. On October 9, 2014, subsequent to a hearing before the Court on September 3, 2014 requested by Typenex to vacate the preliminary injunction, the Court denied the request to vacate the injunction, indicating the Company had a substantial likelihood of success on the merits. The Court further ordered that the Shares be treated as cancelled on the books of the Company’s transfer agent. The Company believes all of Typenex’s claims to the Shares are frivolous and without merit. Additionally, the Company is contemplating the claims it has against Typenex. At the time of this filing, the potential cost of this litigation cannot be accurately estimated.

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

On August 22, 2012, the Company entered into an employment agreement with Seth M. Shaw, its then CEO. The agreement provides for annual compensation of $132,000. Mr. Shaw previously elected to forgo cash compensation and receive 60,000 shares of the Company’s common stock on a monthly basis. However, as the only principal officer and director, he decided to take the cash compensation as well. Effective February 26, 2014, Mr Shaw resigned as CEO, Chairman and Officer and was appointed to the position of Vice President, Strategic Planning at which time his employment agreement was amended as follows: (i) salary of $8,000 per month for March and April 2014, with a salary increase to $9,500 per month commencing on May 1, 2014 and thereafter; (ii) a one-time $25,000 cash bonus once the Company completes a minimum private placement financing of $750,000; (iii) a monthly restricted share allotment of 60,000 common shares which continue as under his prior agreement; (iv) other customary benefits. On May 27, 2014 or 90 days subsequent to his resignation as CEO, Mr. Shaw shall be deemed a non-affiliate. Effective July 1, 2014, Mr. Show’s monthly salary was revised to $6,500 per month.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

(Formerly Immunovative, Inc. and Subsidiary)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under a Securities purchase agreement amended April 17, 2014, upon the filing of a registration statement, the Company will deliver a class B warrant to acquire up to an aggregate number of shares of the Company’s common stock having an aggregate value of up to $425,000 and the investor shall immediately provide to the Company $425,000 in immediately available funds as directed by the Company. The Class B warrants may be convertible into shares of common stock at a conversion price of $0.05 per share. Upon a drop of the market price below $0.05 based on the closing stock price of the Company’s common stock for a period of three (3) consecutive trading days, the Class B warrants shall carry a call option based upon a 135% redemption premium that shall require payment for shares within five (5) business days in the form of either cash or conversion into shares of common stock of the Company based on the closing share price of the Company’s common stock on the three (3) prior trading days.

In connection with the Company’s employment contracts, the Company has commitments for monthly payments of approximately $169,500 in the twelve months ended September 30, 2015.

On September 24, 2014, in connection with the Company’s termination of the acquisition agreement with Honeywood, the Company and Honeywood entered into a license and supply agreement, whereby the Company, as defined in the agreement, is granted certain license and distribution rights to sell and distribute products offered for distribution by Honeywood. Among other terms, the license is nonexclusive, worldwide, irrevocable, fully paid-up and royalty-free. Unless earlier terminated, as defined in the agreement, the license will automatically renew annually for the initial one year term and five successive renewal terms.

On July 15, 2014, the Company entered into a non-exclusive license agreement with Targeted Medical Pharma, Inc. (“Targeted”) whereby Targeted granted the Company the right to sell certain dietary supplements based on Targeted’s formulations on a non-exclusive basis. Pursuant to the agreement, the Company paid targeted $20,000 which was considered an advance against any royalty payments due Targeted on the first 20,000 1-month supply bottles sold by the Company, as defined in the agreement. Thereafter, the royalty payment increases to $2.50 per 1-month supply bottle. In addition, there are provisions for certain revenue-based milestone payments, as defined in the agreement. The term of the agreement is for one year. Subsequently, the agreement will remain in effect until terminated by either party.

On August 19, 2014, the Company entered into a consulting agreement with Alternative Strategy Partners, Pty, LTD (“ASP”). ASP will provide the Company specialized consulting services including, among other services, assisting the Company in assessing and identifying viable sources of funding for equity private placements of up to $2,500,000 and developing a business strategy in Asia. Pursuant to the agreement the Company will pay ASP a finder’s fee of 8% in cash and 9% in stock of all funds received by the Company through ASP’s direct or indirect introduction. In addition, the Company issued 4,000,000 shares of its common stock effective on the signing of the agreement and is obligated to issue an additional 3,000,000 shares of its common stock upon the Company successfully securing $750,000 via ASP’s direct introductions. The term of the agreement is for twelve months, unless mutually extended.

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

Deferred tax assets consist of the following:

	September 30, 2014	March 31, 2014
Net operating losses	2,700,000	$2,200,000
Impairment of assets	1,800,000	1,800,000
Valuation allowance	(4,500,000)	(4,000,000)
	-	$-

At March 31, 2014, the Company had a U.S. net operating loss carryforward in the approximate amount of $6,700,000 available to offset future taxable income through 2034. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods. The Company also has a Canadian carry forward loss which approximates $600,000 and is available to offset future taxable income through 2034. The valuation allowance increased by $500,000 and $1,500,000 in the six months ended September 30, 2014 and the year ended March 31, 2014, respectively.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and the federal statutory rate for the six months ended September 30, 2014 and 2013 is summarized as follows:

	2014	2013
Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefits	(3.3)	(3.3)
Valuation allowance	37.3	37.3
	0%	0%

NOTE 10 – INVESTMENT AVAILABLE FOR SALE SECURITY

The Company’s investment in Green Innovations, Ltd is included within Current Assets as it is expected to be realized in cash within one year. The investment is recorded at fair valve with unrealized gains and losses, net of applicable taxes, in Other Comprehensive Income. The Company’s investment in Green Innovations has a cost of $250,000, unrealized loss of $242,187 and a fair value of $7,813 at September 30, 2014. At March 31, 2014, the unrealized loss was $187,500 and the fair value was $62,500.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

(Formerly Immunovative, Inc. and Subsidiary)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – FAIR VALUE MEASUREMENTS

The following summarizes the company’s financial assets and liabilities that are measured at fair value on a recurring basis at September 30, 2014 and March 31, 2014.

	September 30, 2014
	Level 1	Level 2	Level 3	Total
Assets
Investment-available-for-sale security	$7,813	$-	$-	$7,813

Liabilities
Derivative liabilities	$-	$59,991	$-	$59,991

	March 31, 2014
	Level 1	Level 2	Level 3	Total
Assets
Investment-available-for-sale security	$62,500	$-	$-	$62,500

Liabilities
Derivative liabilities	$-	$1,581,119	$-	$1,581,119

TAURIGA SCIENCES, INC. AND SUBSIDIARY

(Formerly Immunovative, Inc. and Subsidiary)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – SUBSEQUENT EVENTS

Subsequent to September 30, 2014, the Company issued 7,726,545 shares in connection with the conversion of $75,000 of convertible notes, 26,080,000 shares in connection with securities purchase agreements aggregating $326,000 in cash, 1,649,167 to its consultants and advisors, 150,000 to its Chief Executive Officer and 60,000 shares to its V.P. Strategic Planning.

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

Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the “Risk Factors” section of and elsewhere in our Form 10-K dated March 31, 2014 for the fiscal year ended March 31, 2014 and in our subsequent filings with the Securities and Exchange Commission.

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

On September 24, 2014, Tauriga Sciences, Inc., a Florida corporation (the “Company”), Honeywood LLC, a California limited liability company (“Honeywood”), and Doc Green’s Healing Collective, a California unincorporated nonprofit association (“DGHC,” and together with Honeywood, “Licensor”), entered into a License and Supply Agreement (the “License Agreement”). The License Agreement was entered into coincident with the consummation of the Unwinding Transaction (as defined in Item 2.01 below) as a result of which Honeywood ceased to be owned by the Company.

Pursuant to the License Agreement, Licensor granted to the Company, its affiliates and designees, a nonexclusive, worldwide, perpetual, irrevocable, fully paid-up, royalty-free, sublicensable right and license to use, offer for sale, sell, import, distribute and otherwise exploit any products offered for distribution by Licensor (“Products”). The Company is free to change, modify, supplement, combine, enhance and otherwise manipulate Products in developing and commercializing its own products and services. Licensor also granted to the Company the nonexclusive, worldwide, perpetual, irrevocable, fully paid-up, royalty-free, sublicensable license to use Licensor’s trademarks in connection with any Products. Licensor agreed to provide to the Company, its affiliates and designees, Products in such quantities as may be ordered by the Company in the ordinary course of business, and as such Products may be available for delivery. Licensor must fulfill the orders for Products by the Company, its affiliates and designees on a first priority basis when commercially reasonable. The payment, shipping and other terms related to fulfillment of the Company’s orders shall be at Licensor’s then-existing commercial wholesale terms. However, the price shall be Licensor’s wholesale price (for Products of any sort to be shipped for distribution in California, or Products shipped anywhere without Licensor’s trademarks) and Licensor’s wholesale price less a discount for Products for distribution under Licensor’s trademarks outside of California. The Company has a right of first negotiation for a supply agreement with respect to each new Product. Absent an uncured material breach of the License Agreement by the Company, Licensor may not terminate the License Agreement before September 24, 2020. In the event of a default under the Note (as defined below), the Company has the right to set-off against its obligations under the License Agreement any outstanding obligations under the Note.

On July 15, 2014 the Company completed its acquisition of Honeywood pursuant to the terms of an Agreement and Plan of Merger, as amended by Amendment No.1 to the Agreement and Plan of Merger, dated July 15, 2014 (collectively, the “Merger Agreement”) by and among the Company, Doc Greene’s Acquisition Sub, LLC, a limited liability company (“Honeywood Acquiror”), Honeywood, Elie Green (“Green”), Daniel Kosmal (“Kosmal”) and Ramona Rubin (“Rubin” and, collectively with Green and Kosmal, the “Honeywood Principals”). As contemplated by the Merger Agreement, Honeywood Acquiror merged with and into Honeywood, with Honeywood being the surviving entity and becoming a wholly owned subsidiary of the Company (the “Merger”). In connection with the closing of the Merger, the Company, Honeywood and each of the Honeywood Principals entered a Standstill Agreement (the “Standstill Agreement”) in which Honeywood and the Honeywood Principals agreed to restrictions on acquisition of additional Company capital stock and transactions involving the Company and each Honeywood Principal entered into an employment agreement with Honeywood (collectively, the “Employment Agreements”). A description of the Merger was contained in the Company’s Current Report on Form 8-K dated July 15, 2014.

On September 24, 2014 (the “Unwinding Date”), the Company, Honeywood and each of the Honeywood Principals entered into a Termination Agreement (the “Termination Agreement”) to unwind the effects of the Merger (the “Unwinding Transaction”). Pursuant to the Termination Agreement, the Merger Agreement, the Standstill Agreement and the Employment Agreements were all terminated. As required by the Termination Agreement, on the Unwinding Date the Company entered into an Assignment of Interest (the “Assignment of Interest”) pursuant to which it conveyed its membership interest in Honeywood to the Honeywood Principals, as a result of which Honeywood ceased to be owned by the Company and became owned again by the Honeywood Principals.

In the Termination Agreement, the Honeywood Principals relinquished their right to any merger consideration pursuant to the Merger Agreement, including the right to any shares of capital stock of the Company (which had never been formally issued or delivered), and agreed that all indicia of any Company shares issuable as merger consideration reflected on the transfer books of the Company, if any, would be cancelled without any further action by the Honeywood Principals. The shares of the Company that would have been issuable as merger consideration pursuant to the Merger Agreement if the Unwinding Transaction had not been consummated consisted of: (i) shares of the Company’s common stock representing approximately 15.457% of the Company’s outstanding common stock as of the Merger (109,414,235 shares) payable to the Honeywood Principals, (ii) 18,000,000 shares of the Company’s common stock payable to a consultant of Honeywood, and (iii) additional shares of the Company’s common stock representing up to 10% of the Company’s outstanding common as of the Merger payable to the Honeywood Principals as an earn-out upon the achievement of certain milestones. Because of the Unwinding Transaction, none of the foregoing shares will be issued by the Company and the stockholders of the Company will not experience the dilution that would have resulted from such issuance.

In accordance with the Termination Agreement, Honeywood agreed to repay to the Company substantially all of the advances made by the Company to Honeywood prior to and after the Merger by delivering to the Company on the Unwinding Date a Secured Promissory Note in the principal amount of $170,000 (the “Note”). The Note bears interest at 6% per annum and is repayable in six quarterly installments on the last day of each calendar quarter starting on March 31, 2015 and ending on June 30, 2016. The Note is secured by a blanket security interest in Honeywood’s assets pursuant to a Security Agreement entered into on the Unwinding Date between Honeywood and the Company (the “Security Agreement”).

The Termination Agreement contains a general release and covenant not to sue pursuant to which the Company, Honeywood and the Honeywood Principals released, and agreed not to sue with respect to, any and all rights they have against each other through the Unwinding Date except for their respective rights under the Termination Agreement, the Assignment of Interest, the Note, the Security Agreement, the License Agreement and the Release and Covenant Not to Sue dated July 15, 2014 entered into in connection with the closing of the Merger. The Termination Agreement also contains customary representations, warranties and covenants, including covenants regarding confidentiality and non-disparagement.

The following Management Discussion and Analysis should be read in conjunction with the consolidated financial statements and accompanying notes included in this Form 10-Q.

RESULTS OF OPERATIONS

Three months ended September 30, 2014 compared to the three months ended September 30, 2013

Revenue. The Company is currently developing its business and as a result it has not developed a material or consistent pattern of revenue generation. For the three months ended September 30, 2014, the Company generated $10,831 as compared to no revenue for the three months ended September 30, 2013.

The revenue was generated from the Company’s natural wellness cannabis compliment line launched in August of 2014. The Company expects to revenue increase slightly in the next quarter. Additionally, the Company is continuing its efforts to commercialize the other aspects of its business, although there can be no guaranty such efforts will result in material revenue production.

Cost of Goods Sold. The Company’s cost of goods sold for the three months ended was $3,018, which resulted in a gross profit for that period of $7,813 at a gross margin of 70.1%. The Company had no revenue for the three months ended September 30, 2013 and therefore had no cost of goods sold for that period. The Company expects the gross margin to be relatively consistent in next fiscal quarter.

Selling, General and Administrative Expenses. For the three months ended September 30, 2014, selling, general and administrative expenses were $1,512,151 compared to $1,255,029 for the same period in 2013.

Net Loss. We generated net losses of $1,819,547 for the three months ended September 30, 2014 compared to $1,375,412 for the same period in 2013, an increase of 32.2%.

Six months ended September 30, 2014 compared to the six months ended September 30, 2013

Revenue. The Company is currently developing its business as a result it has not developed a material or consistent pattern of revenue generation. For the six months ended September 30, 2014, the Company generated $10,831 as compared to no revenue for the six months ended September 30, 2013.

The revenue was generated from the Company’s natural wellness cannabis compliment line launched in August of 2014. The Company expects to revenue increase slightly in the next quarter. Additionally, the Company is continuing its efforts to commercialize the other aspects of its business, although there can be no guaranty such efforts will result in material revenue production.

Cost of Goods Sold. The Company’s cost of goods sold for the six months ended was $3,018, all of which was incurred during the second fiscal quarter, which resulted in a gross profit for those periods of $7,813 at a gross margin of 70.1%. The Company had no revenue for the six months ended September 30, 2013 and therefore had no cost of goods sold for that period. The Company expects the gross margin to be relatively consistent in next fiscal quarter.

Selling, General and Administrative Expenses. For the six months ended September 30, 2014, selling, general and administrative expenses were $2,847,292 compared to $3,298,742 for the same period in 2013. The expense for 2014 is primarily composed of stock-based compensation of $1,771,934, professional fees of $424,880, consulting fees of $170,260 and salaries and wages of $43,762.

Net Loss. We generated net losses of $3,395,155 for the six months ended September 30, 2014 compared to $3,836,024 for the same period in 2013, a decrease of 11.5%.

Liquidity and Capital Resources

We continue to fund our operations through private placement offerings and other financings.

During the six months ending September 30, 2014, the Company sold 26,416,667 shares of common stock for a total of $537,500.

At September 30, 2014, we had cash and cash equivalents of $404,638 compared to $812,907 at March 31, 2014.

Cash Flows

Net cash used in operating activities amounted to $6,372,104 for the period from December 12, 2011 (inception of Development Stage) to September 30, 2014. Net cash used in operating activities for the six months ended September 30, 2014 and 2013 was $1,071,946 and $1,060,631, respectively.

During the six months ended September 30, 2014, we used $39,394 in investing activities, primarily the acquisition of the license agreement. During the six months ended September 30, 2013, we used $147,579 investing activities primarily related to the purchase of intangible assets.

During the six months ended September 30, 2014, we generated cash from financing activates of $704,167 primarily from the sale of common stock. During the six months ended September 30, 2013, we generated cash from financing activities of $1,263,988 primarily from the sale of common stock under convertible debentures.

We do not believe that our cash on hand at September 30, 2014 will be sufficient to fund our ongoing business operations for more than five months. We will continue to seek additional equity financing. However, there is no assurance that we will be successful in our equity private placements.

Going Concern Qualifications

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had $10,831 in revenue and net losses of $3,395,155 for the six months ended September 30, 2014 compared to no revenue and net loss of $3,836,024 for the six months ended September 30, 2013. As discussed in Note 1 to the financial statements, since inception of the Development Stage (December 12, 2011) the Company had losses of $29,118,319 and there are existing uncertain conditions which the Company faces relative to its obtaining financing and capital in the equity markets. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company is highly dependent on its ability to continue to obtain investment capital from future funding opportunities to fund the current and planned operating levels. The unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to bring in income generating activities and its ability to continue receiving investment capital from future funding opportunities. No assurance can be given that the Company will be successful in these efforts.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its chief executive and chief financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC’s rules and forms and that information required to be disclosed is accumulated and communicated to the chief executive and Chief financial officer to allow timely decisions regarding disclosure.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On September 5, 2014, the Company’s transfer agent issued to Typenex Co-Investment, LLC (“Typenex”) 70,080,714 shares of the Company’s common stock (the “Shares”) without a restrictive legend pursuant to a demand letter by Typenex to the transfer agent under a purported warrant issued in connection and arising from a convertible promissory note issued by the Company to Typenex on June 24, 2013 and subsequently terminated by an exchange and release agreement between the Company and Typenex on March 21, 2014. In response to its transfer agent’s actions, the Company filed for a preliminary injunction against Typenex and its transfer agent on September 8, 2014 in the Circuit Court for the 13th Judicial Circuit in and for Hillsbourgh County Florida (the “Court”), Case No. 12-CA-009076. On September 9, 2014, the Court issued the preliminary injunction requested by the Company against its transfer agent and Typenex. On October 9, 2014, subsequent to a hearing before the Court on September 3, 2014 requested by Typenex to vacate the preliminary injunction, the Court denied the request to vacate the injunction, indicating the Company had a substantial likelihood of success on the merits. The Court further ordered that the Shares be treated as cancelled on the books of the Company’s transfer agent. The Company believes all of Typenex’s claims to the Shares are frivolous and without merit. Additionally, the Company is contemplating the claims it has against Typenex. At the time of this filing, the potential cost of this litigation cannot be accurately estimated.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the six months ended September 30, 2014, the Company issued shares of common stock as follows:

53,686,952 shares at prices ranging from $0.01 to $0.09 per share for the conversion of notes and accrued interest to financial institutions valued at $1,383,241.

312,936 shares at $0.025 per share for the conversion of notes and accrued interest to individuals in the amount of $7,823.

26,416,667 shares at prices ranging from $0.01 to $0.06 per share for cash of $537,500.

3,300,000 shares to its chief executive officer at prices ranging from $0.01 to $0.07 per share, valued at $104,000, for services.

36,755,002 shares to various consultants and advisory board members at prices ranging from $0.01 to $0.07 per share, valued at $283,150 (net of $555,458 not vested).

1,250,000 shares at $0.04 per share, valued at $50,000, to a financial institution for a fee to convert a convertible debenture.

26,660,143 shares through cash less exercises of warrants at effective prices of $0.02 and $0.03 per share.

All such shares were issued pursuant to Section 4(2) and/or Rule 506 under the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. MINE SAFETY DISCLOSURES.

None

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS.

Exhibit 31.1	Certification of Chief Executive Officer and Chief Financial Officer

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer

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

TAURIGA SCIENCES, INC. (formerly Immunovative, Inc.) (Registrant)

Date: November 19, 2014	By:	/s/ Dr. Stella M. Sung
Dr. Stella M. Sung
Chief Executive Officer and Chief Financial Officer

