Form 10-Q/A
period 2013-12-31
TAURIGA SCIENCES, INC.
filed 2014-12-19
CIK 1142790

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A to amend and restate in their entirety the following items of our Quarterly Report on Form 10-Q for the quarter ended December 31, 2013 as originally filed with the Securities and Exchange Commission on February 19, 2014 (the “Original Form 10-Q”): (i) Item 1 of Part I “Financial Information,” (ii) Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and (iii) Item 6 of Part II, “Exhibits”, and we have also updated the signature page, the certifications of our Chief Executive Officer and Chief Financial Officer in Exhibits 31.1 and 32.1, and our financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibits 101. No other sections were affected, but for the convenience of the reader, this report on Form 10-Q/A restates in its entirety, as amended, our Original Form 10-Q. This report on Form 10-Q/A is presented as of the filing date of the Original Form 10-Q and does not reflect events occurring after that date, or modify or update disclosures in any way other than as required to reflect the restatement described below.

We have determined that our previously reported results for the quarter ended December 31, 2013 required adjustments to reflect a correction related to the re-measurement of our derivative liabilities as of December 31, 2013 and the related change in the derivative liability for the period then ended. The consolidated financial statements for the quarter ended December 31, 2013 included in this Form 10-Q/A have been restated to reflect this re-measurement. Specifically, the changes result in a reduction of other expense and net loss of $674,890 and $728,906 for the three and six months ended December 31, 2013, respectively. A summary of the effects of the restatement are contained on page F-11 of this Form 10-Q/A. We have made necessary conforming changes in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” resulting from the re-measurement.

2

TABLE OF CONTENTS

		Pages
PART I. FINANCIAL STATEMENTS

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS:	F-1

	Consolidated Balance Sheets as of December 31, 2013 (unaudited) (restated) and March 31, 2013	F-1

	Consolidated Statements of Operations and Comprehensive Loss for the nine months ended December 31, 2013 and 2012, and for the period December 12, 2011 (inception of development) to December 31, 2013 (unaudited) (restated)	F-2

	Consolidated Statements of Cash Flows for the nine months ended December 31, 2013 and 2012, and for the period December 12, 2011 (inception of development) to December 31, 2013 (unaudited) (restated)	F-3

	Consolidated Statement of Stockholders’ Equity (Deficit) for the period December 12, 2011 (inception of development) to December 31, 2013 (unaudited) (restated)	F-5

	Notes to Consolidated Financial Statements (unaudited) (restated)	F-7

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	5

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK	8

Item 4.	CONTROLS AND PROCEDURES	9

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS	10

Item 1A.	RISK FACTORS	10

Item 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS	10

Item 3.	DEFAULTS UPON SENIOR SECURITIES	10

Item 4.	MINE SAFETY DISCLOSURES	10

Item 5.	OTHER INFORMATION	10

Item 6.	EXHIBITS	11

3

PART I. FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS

TAURIGA SCIENCES, INC. AND SUBSIDIARY

(Formerly Immunovative, Inc. and Subsidiary)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	December 31, 2013	March 31, 2013
	(Unaudited)
	(Restated)
ASSETS
Current assets:
Cash	$57,628	$143,034
Other receivables	1,991	7,906
Investments - available for sale securities	50,000	-
Prepaid expenses	-	19,534
Total current assets	109,619	170,474

Equipment, net of depreciation	26,853	28,382

Other assets:
Deferred financing costs	85,434	-
Advance to acquire Pilus Energy LLC	70,000	-
License agreements, net of amortization	1,373,431	-

Total assets	$1,665,337	$198,856

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Notes payable	$96,425	$225,000
Convertible notes, net of discounts	780,177	106,425
Accounts payable	302,488	277,053
Accrued interest	51,343	8,004
Accrued expenses	143,737	148,348
Derivative liability	477,402	-
Accrued professional fees	233,965	418,668
Total current liabilities	2,085,537	1,183,498

Stockholders’ equity (deficit)
Common stock, par value $0.00001; 1,000,000,000 shares authorized, 401,363,096 and 226,449,077 issued and outstanding at December 31, 2013 and March 31, 2013	4,013	2,264
Additional paid-in capital	36,516,100	31,000,267
Accumulated deficit from prior operations	(16,244,237)	(16,244,237)
Accumulated deficit during development stage	(20,501,968)	(15,741,675)
Accumulated other comprehensive loss	(194,108)	(1,261)
Total stockholders’ equity (deficit)	(420,200)	(984,642)

Total liabilities and stockholders’ equity (deficit)	$1,665,337	$198,856

See accompanying notes to unaudited consolidated financial statements.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

(Formerly Immunovative, Inc. and Subsidiary)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

					Period from
					December 12, 2011
					(Inception of
	For the Three Months ended		For the Nine Months Ended		Development)
	December 31,		December 31,		to December 31,
	2013	2012	2013	2012	2013
	(Restated)		Restated		Restated
Operating expenses
General and administrative	$1,162,138	$2,703,686	$4,460,880	$5,479,420	$16,602,528
Impairment of advances to Immunovative Therapies, Ltd. for future stock ownership	-	885,000	-	2,714,049	3,533,214
Depreciation and amortization expense	32,077	587	48,084	8,245	94,671
Total operating expenses	1,194,215	3,589,273	4,508,964	8,201,714	20,230,403

Loss from operations	(1,194,215)	(3,589,273)	(4,508,964)	(8,201,714)	(20,230,413)

Other income (expense)
Interest expense	(107,883)	(3,410)	(297,010)	(5,922)	(313,420)
Loss on conversion of debt	-	-	(321,000)	-	(321,000)
Gain on settlement of law suit	-	-	-	-	20,000
Change in derivative liability	377,829	-	435,256	-	435,256
Amortization of debt discount	-	-	(68,575)	-	(92,391)

Total other income (expense)	269,946	(3,410)	(251,329)	(5,922)	(271,555)

Net loss	(924,269)	(3,592,683)	(4,760,293)	(8,207,636)	(20,501,968)

Other comprehensive income (loss)
Translation adjustment	5,627	(5,706)	7,153	-	5,892
Impairment on available for sale investments	(77,500)	-	(200,000)	-	(200,000)
Total other comprehensive income (loss)	(71,873)	(5,706)	(192,847)	-	(194,108)

Comprehensive loss	$(996,142)	$(3,598,389)	$(4,956,140)	$(8,207,636)	$(20,307,860)

Net loss per share (basic and diluted)	$(0.00)	$(0.02)	$(0.02)	$(0.05)

Weighted average common shares outstanding Basic and diluted	347,748,207	196,957,424	288,387,696	156,677,929

See accompanying notes to unaudited consolidated financial statements.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

(Formerly Immunovative, Inc. and Subsidiary)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

			Period from
			December 12, 2011
			(Inception of
	For the Nine Months Ended		Development)
	December 31,		to December 31,
	2013	2012	2013
	(Restated)		(Restated)
Cash flows from operating activities
Net loss	$(4,760,293)	$(8,207,636)	$(20,501,968)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Stock-based compensation	3,101,043	2,924,227	11,498,376
Shares issued in Settlement Agreement	-	-	153,000
Impairment of advances to Immunovative Therapies, Ltd., for future stock ownership	-	2,665,050	3,533,214
Amortization of debt discount to interest expense	245,351	3,410	269,167
Change in derivative liability	(435,256)	-	(435,256)
Depreciation and amortization	48,083	8,245	94,670
Loss on conversion of debt	321,000	-	321,000
Decrease (increase) in assets
Other receivables	5,915	(109,900)	(1,991)
Prepaid expenses	19,534	(14,928)	16,758
Increase (decrease) in liabilities
Accounts payable	85,435	147,524	232,977
Accrued salaries and wages	-	7,846	-
Accrued interest	53,339	(31,600)	41,191
Accrued expenses	(4,611)	96,678	86,277
Accrued professional fees	(184,703)	(98,832)	(96,437)
Related party payables	-	90,000	(96,884)
Cash used in operating activities	(1,505,163)	(2,519,916)	(4,885,906)

Cash flows from investing activities
Purchase of equipment	(5,134)	(2,940)	(28,954)
Purchase of intangible asset - domain name	-	(7,893)	(7,893)
Purchase of license	(168,750)	-	(168,750)
Advance to acquire Pilus Energy, LLC	(70,000)	-	(70,000)
Advances to Immunovative Therapies Ltd., for future stock ownership	-	(2,665,050)	(3,533,214)
Cash used in investing activities	(243,884)	(2,675,883)	(3,808,811)

Cash flows from financing activities
Proceeds from notes payable	136,425	150,000	361,425
Repayment of note payable to former chief executive officer	-	(52,364)	(125,503)
Sale of common stock	141,350	5,191,123	7,402,827
Proceeds from convertible debentures	1,378,713	-	1,553,713
Commissions paid on sale of common stock	-	(643,956)	(643,956)
Cash provided by financing activities	1,656,488	4,644,803	8,548,506

Foreign currency translation effect	7,153	2,243	34,296
Net increase / (decrease) in cash	(85,406)	(548,753)	(111,915)

Cash, beginning of period	143,034	619,624	169,543
Cash, end of period	$57,628	$70,871	$57,628

See accompanying notes to unaudited consolidated financial statements.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

(Formerly Immunovative, Inc. and Subsidiary)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

			Period from
			December 12, 2011
			(Inception of
	For the Nine Months Ended		Development)
	December 31,		to December 31,
	2013	2012	2013
	(Restated)		(Restated)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest and Taxes Paid	$-	$-	$-

NON CASH ITEMS
Conversion of accounts payable to common stock	$-	$(65,000)	$(95,559)
Conversion of convertible notes payable to common stock	$(1,378,354)	$(179,572)	$(1,557,926)
Issuance of common stock to settle commissions on private placement offering	$-	$(689,000)	$(689,000)
Conversion of accrued interest on Caete Invest & Trade, S.A. to common stock	$-	$(46,247)	$(46,247)
Purchase of intangible asset - domain name with common stock	$-	$(25,000)	$(25,000)
Investments in available for sale securities	$(250,000)	$-	$(250,000)
Impairment of available for sale securities	$(200,000)	$-	$(200,000)
Comprehensive loss	$200,000	$-	$200,000
Investment in Green Hygienics, Inc.	$(106,250)	$-	$(106,250)
Issuance of common stock	$778	$88	$876
Additional paid in capital	$2,788,242	$1,004,731	$3,823,522
Discount on convertible notes	$(260,702)	$(37,500)	$(368,311)
Additional paid in capital	$260,702	$37,500	$368,311
Deferred financing costs	$85,435		$85,435
Licensing Agreement - Warrant	$(1,139,851)		$(1,139,851)

See accompanying notes to unaudited consolidated financial statements.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

(Formerly Immunovative, Inc. and Subsidiary)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) (Restated)

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

TAURIGA SCIENCES, INC. AND SUBSIDIARY

(Formerly Immunovative, Inc. and Subsidiary)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) (Restated)

For the period from inception December 12, 2011 to December 31, 2013

					Deficit
				Deficit	accumulated	Accumulated
			Additional	accumulated	during the	other	Total
	Number of		paid-in	from prior	development	comprehensive	stockholders’
	shares	Amount	capital	operations	stage	income (loss)	deficit

Issuance of shares to company attorneys for services rendered at $0.10 to $0.25 per share	2,150,000	22	287,478				287,500
Consulting contract vesting amortization adjustment			(2,082,680)				(2,082,680)
Translation adjustment						982	982
Net loss for the year ended March 31, 2013					(11,146,507)		(11,146,507)

Balance at March 31, 2013	226,449,077	$2,264	$31,000,267	$(16,244,237)	$(15,741,675)	$(1,261)	$(984,642)

Issuance of shares to former chief financial officer at $0.04 to $0.07 per share	360,000	4	15,896				15,900
Issuance of shares for cash at $0.01 to $0.06 per share	4,569,848	46	141,304				141,350
Issuance of shares to chief executive officer at $0.02 to $0.08 per share	7,790,000	79	465,921				466,000
Issuance of shares to chief operating officer at $0.02 to $0.09 per share	5,250,000	53	342,447				342,500
Issuance of shares to convert convertible debt at $0.02 to $0.09 per share	63,635,121	636	362,318				362,954
Issuance of shares to consultants at $0.02 to $0.09 per share	80,461,224	803	2,134,435				2,135,238
Contribution of 2,500,000 shares by chief executive officer to finalize licensing agreement at $0.04			106,250				106,250
Issuance of shares to settle accounts payable at $0.04 per share	1,500,000	15	59,985				60,000
Issuance of shares for loan commitment fee at $0.03 per share	7,000,000	70	209,930				210,000
Issuance of shares for available for sale investments $0.06 per share	4,347,826	43	249,957				250,000
Discount on convertible notes			260,702				260,702
Stock-based compensation vesting			26,837				26,837
Strategic alliance warrant valuation			1,139,851				1,139,851
Impairment of available for sale securities						(200,000)	(200,000)
Net loss for the nine months ended December 31, 2013					(4,760,293)		(4,760,293)
Translation adjustment						7,153	7,153

Balance at December 31, 2013	401,363,096	$4,013	$36,516,100	$(16,244,237)	$(20,501,968)	$(194,108)	$420,200

See accompanying notes to unaudited consolidated financial statements.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

(Formerly Immunovative, Inc. and Subsidiary)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

(unaudited)

NOTE 1 – NATURE OF BUSINESS GOING CONCERN

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

Going Concern

As indicated in the accompanying consolidated financial statements, the Company has incurred net operating losses of $4,760,293 for the nine months ended December 31, 2013. Since inception of development stage, the Company has incurred net losses of $20,501,968. Management’s plans include the raising of capital through equity markets to fund future operations and cultivating new license agreements or acquiring ownership in medical companies. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses, acquire new license agreement or ownership interests in medical companies and generate adequate revenues, there can be no assurances that the revenues will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. However, the accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RESTATEMENT

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

Level 1 - fair value measurements are those derived from quoted prices (unadjusted in active markets for identical assets or liabilities);

TAURIGA SCIENCES, INC. AND SUBSIDIARY

(Formerly Immunovative, Inc. and Subsidiary)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

(unaudited)

Level 2 - fair value measurements are those derived from inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly (i.e. as prices) or indirectly (i.e. derived from prices); and

Level 3 - fair value measurements are those derived from valuation techniques that include inputs for the asset or liability that are not based on observable market data (unobservable inputs).

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

(unaudited)

Restatement for Correction of an Accounting Error

The consolidated financial statements have been adjusted to reflect a correction related to the remeasurement of the derivative liability as at December 31, 2013 and the related change in the derivative liability for the period then ended. The Company is restating the December 2013 consolidated financial statements to reflect this correction. The correction results in a reduction of other expense and net loss of $674,890 and $728,906 for the three and six months ended December 31, 2013.

The following summarizes the effects of the restatement (unaudited):

	Previously
	Reported	Restated
As of or for the nine months ended December 31, 2013

Consolidated Balance Sheets
Convertible notes, net of discounts	$558,773	$780,177
Derivative liability	-	477,402
Total Stockholders’ equity (deficit)	278,606	420,200

Consolidated Statement of Operations
Other income (expense)	(980,235)	(251,329)
Net loss	(5,489,199)	(4,760,293)

Net Loss Per Common Share Data
Basic and diluted loss per common share	$(0.02)	$(0.02)

As of or for the six months ended December 31, 2013

Consolidated Statements of Operations
Other income (expense)	$(404,944)	$(269,946)
Net loss	(1,599,159)	(924,269)

Net Loss Per Common Share Data
Basic and diluted loss per common share	$(0.00)	$(0.00)

Recent Accounting Pronouncements

Management does not believe any other recently issued but not yet effective accounting pronouncements, if adopted, would have an effect on the accompanying consolidated financial statements.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

(Formerly Immunovative, Inc. and Subsidiary)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

(unaudited)

NOTE 3 – EQUIPMENT

The Company’s equipment is as follows:

	December 31, 2013	March 31, 2013	Estimated Life

Computer and office equipment	$55,085	$49,951	5 years
Less: accumulated depreciation	28,232	21,569
	$26,853	$28,382

NOTE 4 – INTANGIBLE ASSETS

Intangible assets consist of the cost of: (1) a license fee with Green Hygienics, Inc. (see Notes 1, 5 and 8). The Company has paid cash of $143,750 and the chief executive officer contributed 2,500,000 shares of the Company’s common stock valued at $106,250 for a total license fee value of $250,000 and (2) A strategic alliance agreement to utilize technology owned by Bacterial Robotics in the cleansing of nuclear wastewater created by the operation of a nuclear power plant. The company paid cash of $25,000 and issued a warrant for up to 75,000,000 shares of the Company’s common stock valued at $1,139,851. The Company’s intangible assets are as follows:

	December 31, 2013	March 31, 2013	Estimated Life

Licensing fee	$1,414,851	$-	5 years
Less: accumulated amortization	41,420	-
	$1,373,431	$-

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

Bacterial Robotics, LLC

On October 29, 2013, the Company entered into a strategic alliance agreement between the Company and Bacterial Robotics, LLC (the Parties) to develop a relationship for the research and development of the NuclearBot Technology that will be marketed and monetized pursuant to a Definitive Agreement. Accordingly, subject to the terms of this agreement, (a) Bacterial Robotics agrees to develop a whitepaper which may be delivered as a readable electronic file, on the subject of utilizing the NuclearBot Technology in the cleansing of nuclear wastewater created in the operation of a nuclear power plant (the “Whitepaper”), which Bacterial Robotics shall deliver to the Company within ninety (90) days of the agreement, which may be extended upon mutual agreement based upon unexpected complexities, and (b) the Parties agree to use commercially reasonable efforts in good faith to (1) identify prospective pilot programs, projects and opportunities for the NuclearBot Technology for the Parties to strategically and jointly pursue, (2) enter into a joint venture, in which the Company will be the majority and controlling owner, for the purpose of (A) marketing and selling products and services utilizing the NuclearBot Technology, (B) sublicensing the NuclearBot Technology and (C) owning all improvements to the NuclearBot Technolgoy, and other inventions and intellectual property, jointly developed by the Parties and (3) negotiate its terms and conditions of Definitive Agreements. As consideration for the Strategic Alliance, the Company issued a $25,000 deposit upon signing the agreement. Additionally, the Company issued a 5 year warrant for up to 75,000,000 shares of the Company’s common stock with a value of $1,139,851.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

(Formerly Immunovative, Inc. and Subsidiary)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

(unaudited)

NOTE 6 – CONVERTIBLE NOTES AND NOTES PAYABLE

Convertible Notes Payable Institutions

During the nine months ended December 31, 2014, the Company entered into a number of convertible note debentures and recorded gross proceeds of $1,378,713 with rates ranging from 5% to 12%. All of the note agreements have conversion features which allow the note holder to convert the debenture into common stock of the Company. The conversion price, which is discounted, is based upon either the lowest trading price for a period ranging between 20 and 25 days prior to the date of the notice of conversion or an average of the previous 20 to 25 days prior to conversion. Due to the variable characteristic of the notes, the Company has concluded that a derivative liability existed at the date of issuance and accordingly has recorded a derivative liability for each note. The balance of the convertible notes at December 31, 2014 was $780,177 net of documents and the derivative liability was $477,102. During the nine months ended December 31, 2014, the change in the derivative liability which represents the remeasurement of the liability from note inception to December 31, 2014 was $435,256.

Convertible Notes Payable

During the period of February 22, 2013 to December 31, 2013, the Company entered into 8% convertible promissory notes with various individuals aggregating $361,425. The notes are unsecured and are due 180 days from the date of issue. Should the notes not be repaid at the respective maturity date, the lender has the right to convert the unpaid principal and interest into common stock of the Company at $0.025 per share. During the nine months ended December 31, 2013, $265,000 of the notes were converted into 10,600,000 shares of the Company’s common stock. The balance at December 31, 2013 was $96,425.

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

The Company during the nine months ended December 31, 2013 and at various times has entered into convertible debt instruments with interest rates ranging between 8 and 10% per annum. The total proceeds from the notes aggregated $1,378,713. The notes are convertible into shares of the Company’s common stock with varying price ranges. During the nine months ended December 31, 2013, the Company recorded a beneficial conversion feature of $848,014. At December 31, 2013, the Convertible notes were carried at $558,773 net of unamortized discount of $377,589.

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

TAURIGA SCIENCES, INC. AND SUBSIDIARY

(Formerly Immunovative, Inc. and Subsidiary)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

(unaudited)

In connection with the strategic alliance with Bacterial Robotics, LLC, the Company issued on October 29, 2013 a warrant to acquire up to 75,000,000 shares of the Company’s Common stock. The warrant was valued at $1,139,851 utilizing the Black-Scholes option-pricing model. The assumptions utilized in the calculations are as follows:

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

NOTE 10 – SUBSEQUENT EVENTS

On January 28, 2014 (the “Closing Date”),the Company completed its acquisition of Pilus Energy LLC, an Ohio limited liability company (“Pilus Energy”), pursuant to the terms of an Agreement and Plan of Merger, as amended by Amendment No.1 to the Agreement and Plan of Merger, dated January 28, 2014 (collectively, the “Merger Agreement”) by and among the Company, Pilus Acquisition, LLC, an Ohio limited liability company (“Pilus Acquiror”), Bacterial Robotics, LLC, an Ohio limited liability company (“BR”), Pilus Energy, Daniel J. Hassett, PhD, (“Hassett”) and Cody Harrison (“Harrison”), and such other individuals who joined as parties to the Merger Agreement by execution of a joinder agreement prior to the closing of the merger transaction.

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

Other income (expense) decreased $266,536 compared to $3,410 for the three months ended December 31, 2013, as result of an increase in interest expense of $104,473, offset by a gain in the change of the derivative liability.

Net Loss. We generated net losses of $924,269 for the three months ended December 31, 2013 compared to $3,592,683 for the same period in 2012, a decrease of 74.3%.

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

Other income (expense) decreased $245,407 compared to $5,922 for the nine months ended December 31, 2013, as result of an increase in interest expense of $291,088, a loss on conversion of debt of $321,000 offset by change in the derivative liability of $435,256.

Net Loss. We generated net losses of $4,760,293 for the nine months ended December 31, 2013 compared to $8,207,636 for the same period in 2012, a decrease of 33.2%.

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

During the nine months ended December 31, 2012, we used $2,675,883 in investing activities primarily related to the advances to Immunovative Therapies Ltd., for future stock ownership.

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

Going Concern Qualifications

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had no revenue and net losses of $4,760,293 for the period ended December 31, 2013 compared to sales of $0 and net loss of $8,207,636 for the nine months ended December 31, 2012. As discussed in Note 1 to the financial statements, since inception of the Development Stage (December 12, 2011) the Company had losses of $20,501,968 and there are existing uncertain conditions which the Company faces relative to its obtaining financing and capital in the equity markets. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company had working capital deficit and accumulated deficit during the development stage of $1,975,918 and $20,501,968 respectively, at December 31, 2013, and used cash in operations of $1,505,163 in the nine months ended December 31, 2013. The Company is highly dependent on its ability to continue to obtain investment capital from future funding opportunities to fund the current and planned operating levels. The unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to bring in income generating activities and its ability to continue receiving investment capital from future funding opportunities. No assurance can be given that the Company will be successful in these efforts.

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

TAURIGA SCIENCES, INC. (formerly Immunovative, Inc.) (Registrant)

Date: December 19, 2014	By:	/s/ Stella M. Sung
Stella M. Sung
Chief Executive Officer and Chief Financial Officer

