Form 10-Q
period 2014-12-31
TAURIGA SCIENCES, INC.
filed 2015-02-17
CIK 1142790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 000-53723

TAURIGA SCIENCES, INC.

(f/k/a Immunovative, Inc.)

(Exact name of registrant as specified in its charter)

Florida	30-0791746
(State or other jurisdiction	(I.R.S. Employer
of Identification No.)	or organization)

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

As of February 13, 2015 the registrant had 870,319,518 shares of its Common Stock, $0.00001 par value, outstanding.

TABLE OF CONTENTS

		Pages
PART I. FINANCIAL STATEMENTS

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS:	F-1

	Consolidated Balance Sheets as of December 31, 2014 (unaudited) and March 31, 2014	F-1

	Consolidated Statements of Operations and Comprehensive Loss for the nine months ended December 31, 2014 and 2013, and for the period December 12, 2011 (inception of development) to December 31, 2014 (unaudited)	F-2

	Consolidated Statements of Cash Flows for the nine months ended December 31, 2014 and 2013, and for the period December 12, 2011 (inception of development) to December 31, 2014 (unaudited)	F-3

	Consolidated Statement of Stockholders’ Equity (Deficit) for the period December 12, 2011 (inception of development) to December 31, 2014 (unaudited)	F-5

	Notes to Consolidated Financial Statements (unaudited)	F-9

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	4

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK	9

Item 4.	CONTROLS AND PROCEDURES	9

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS	11

Item 1A.	RISK FACTORS	11

Item 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS	11

Item 3.	DEFAULTS UPON SENIOR SECURITIES	11

Item 4.	MINE SAFETY DISCLOSURES	11

Item 5.	OTHER INFORMATION	11

Item 6.	EXHIBITS	12

2

PART I - FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS

TAURIGA SCIENCES, INC. AND SUBSIDIARY

(Formerly Immunovative, Inc. and Subsidiary)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	December 31, 2014	March 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash	$316,393	$812,907
Inventory	68,086	-
Investment - available for sale security	2,250	62,500
Prepaid expenses	26,825	22,554
Notes receivable - current portion	113,333	-
Total current assets	526,887	897,961

Property and equipment, net	28,174	24,616

Other assets:
Intangible assets, net of amortization	1,709,528	1,791,460
Note receivable - net of current portion	56,667	-
Deferred financing fees	-	34,014
Deferred acquisition costs	-	395,823

Total assets	$2,321,256	$3,143,874

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable to individuals	$48,775	$56,425
Convertible notes to financial institutions	-	263,917
Accounts payable	273,762	294,855
Accrued interest	12,680	26,107
Accrued expenses	258,246	289,930
Accrued professional fees	376,167	372,939
Share liability	600,000	-
Derivative liability	-	1,581,119
Total current liabilities	1,569,630	2,885,292

Commitments and contingencies	-	-

Stockholders’ equity:
Common stock, par value $0.00001; 1,000,000,000 shares authorized, 852,329,431 and 647,826,316 issued and outstanding at December 31, 2014 and March 31, 2014, respectively	8,523	6,478
Additional paid-in capital	47,731,990	42,400,884
Accumulated deficit from prior operations	(16,244,237)	(16,244,237)
Accumulated deficit during development stage	(30,503,709)	(25,723,164)
Accumulated other comprehensive loss	(240,941)	(181,379)
Total stockholders’ equity	751,626	258,582

Total liabilities and stockholders’ equity	$2,321,256	$3,143,874

See accompanying notes to consolidated financial statements.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

(Formerly Immunovative, Inc. and Subsidiary)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

					Period from
					December 12, 2011
	For the Three Months Ended		For the Nine Months Ended		(Inception of Development)
	December 31,		December 31,		to December 31,
	2014	2013	2014	2013	2014

Revenues	$28,834	$-	$39,665	$-	$39,665
Cost of goods sold	8,824	-	11,842	-	11,842

Gross profit	20,010	-	27,823	-	27,823

Operating expenses
General and administrative	717,134	1,162,138	3,564,426	4,460,880	21,848,248
Impairment of advances to Immunovative Therapies, Ltd. for future stock ownership	-	-	-	-	3,533,214
Impairment of license agreements	-	-	-	-	1,355,988
Depreciation and amortization expense	30,401	32,077	90,330	48,084	248,221
Total operating expenses	747,535	1,194,215	3,654,756	4,508,964	26,985,671

Loss from operations	(727,525)	(1,194,215)	(3,626,933)	(4,508,964)	(26,957,848)

Other income (expense)
Interest expense	(58,260)	(107,883)	(184,942)	(297,010)	(773,923)
Change in derivative liability	395	377,829	343,625	435,256	(1,066,252)
Financing expense	(600,000)	-	(1,058,177)	-	(1,058,177)
Costs of terminated acquisition	-	-	(254,118)	-	(254,118)
Gain on settlement of law suit	-	-	-	-	20,000
Amortization of debt discount	-	-	-	(68,575)	(92,391)
Loss on conversion of debt	-	-	-	(321,000)	(321,000)

Total other income (expense)	(657,865)	269,946	(1,153,612)	(251,329)	(3,545,861)

Net loss	(1,385,390)	(924,269)	(4,780,545)	(4,760,293)	(30,503,709)

Other comprehensive income (loss)
Change in unrealized loss on available for sale security, net of tax effect of zero	(5,562)	(77,500)	(60,250)	(200,000)	(247,750)
Translation adjustment	1,783	5,627	688	7,153	8,070
Total other income comprehensive income(loss)	(3,779)	(71,873)	(59,562)	(192,847)	(239,680)

Comprehensive loss	$(1,389,169)	$(996,142)	$(4,840,107)	$(4,953,140)	$(30,743,389)

Net loss per share (basic and diluted)	$(0.00)	$(0.00)	$(0.01)	$(0.02)

Weighted average common shares outstanding Basic and diluted	828,712,539	347,748,207	759,563,515	258,387,696

See accompanying notes to consolidated financial statements.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

(Formerly Immunovative, Inc. and Subsidiary)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

			Period from
			December 12, 2011
			(Inception of
	For the Nine Months Ended		Development)
	December 31,		to December 31,
	2014	2013	2014

Cash flows from operating activities
Net loss	$(4,780,545)	$(4,760,293)	$(30,503,709)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Stock-based compensation	2,148,880	3,101,043	14,580,583
Shares issued in Settlement Agreement	-	-	153,000
Impairment of advances to Immunovative Therapies, Ltd., for future stock ownership	-	-	3,533,214
Impairment of license agreements	-	-	1,355,988
Note payable discount amortization	-	245,351	92,391
Depreciation and amortization	90,330	48,083	248,221
Loss on conversion of debt	-	321,000	321,000
Issuance of a warrant for financing expense	458,177	-	458,177
Amortization of deferred financing costs	34,014	-	158,000
Accretion on convertible notes payable	70,022	-	434,567
Change in derivative liability	(343,625)	(435,256)	1,066,252
Costs of terminated acquisition	254,118	-	254,118
Share liability	600,000	-	600,000
Decrease (increase) in assets			-
Inventory	(68,086)	-	(68,086)
Other receivables	-	5,915	-
Prepaid expenses	(26,825)	19,534	(7,621)
Increase (decrease) in liabilities			-
Accounts payable	(21,093)	85,435	204,248
Accrued interest	10,971	53,339	67,712
Accrued expenses	(31,684)	(4,611)	200,786
Accrued professional fees	3,228	(184,703)	45,767
Related party payables	-	-	(96,884)
Cash used in operating activities	(1,602,118)	(1,505,163)	(6,902,276)

Cash flows from investing activities
Purchase of equipment	(11,956)	(5,134)	(40,910)
Purchase of intangible assets	-	(168,750)	(301,643)
Deferred acquisition costs	(28,295)	-	(424,118)
Advance to acquire Pilus Energy, LLC	-	(70,000)	-
Advances to Immunovative Therapies Ltd., for future stock ownership	-	-	(3,533,214)
Cash used in investing activities	(40,251)	(243,884)	(4,299,885)

Cash flows from financing activities
Proceeds from notes payable	-	136,425	361,425
Payment for financing costs	-	-	(23,000)
Repayment of note payable to former chief executive officer	-	-	(125,503)
Proceeds from the sale of common stock	1,013,500	141,350	9,264,793
Proceeds from convertible debentures	-	1,378,713	2,348,372
Payment of convertible debenture	(83,333)	-	(83,333)
Proceeds from warrant exercise	250,000	-	250,000
Commissions paid on sales of common stock	(35,000)	-	(678,956)
Cash provided by financing activities	1,145,167	1,656,488	11,313,798

Foreign currency translation effect	688	7,153	35,213
Net increase (decrease) in cash	(496,514)	(85,406)	146,850

Cash, beginning of period	812,907	143,034	169,543
Cash, end of period	$316,393	$57,628	$316,393

See accompanying notes to consolidated financial statements.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

(Formerly Immunovative, Inc. and Subsidiary)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS-(Continued)

(Unaudited)

			Period from
			December 12, 2011
			(Inception of
	For the Nine Months Ended		Development)
	December 31,		to December 31,
	2014	2013	2014

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest Paid	$-	$-	$34,102
Taxes Paid	$-	$-	$-

NON CASH ITEMS
Conversion of accounts payable to common stock	$-	$-	$159,559
Conversion of note payable - Caete Invest & Trade, S.A. to common stock	$-	$-	$179,572
Issuance of common stock to settle commissions on private placement offering	$-	$-	$689,000
Conversion of accrued interest on Caete Invest & Trade, S.A. to common stock	$-	$-	$46,247
Purchase of intangible asset - domain name with common stock	$-	$-	$25,000
Conversion of convertible debentures to common stock	$1,473,196	$1,378,354	$4,080,955
Conversion of accrued interest to common stock	$24,398	$-	$75,184
Purchase of intangible assets with common stock issuance of warrants	$-	$1,139,851	$2,956,101
Issuance of common stock for investment in available for sale security	$-	$106,250	$106,250
Issuance of common stock for deferred financing costs	$-	$85,435	$135,000
Impairment of available for sale security	$60,250	$200,000	$247,750
Issuance of common stock for cashless warrant exercise	$267	$-	$267
Note receivable from terminated acquisition	$170,000	$-	$170,000

See accompanying notes to consolidated financial statements.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

(Formerly Immunovative, Inc. and Subsidiary)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the period from inception December 12, 2011 to December 31, 2014 (Unaudited)

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

For the period from inception December 12, 2011 to December 31, 2014 (Unaudited)

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

For the period from inception December 12, 2011 to December 31, 2014 (Unaudited)

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

TAURIGA SCIENCES, INC. AND SUBSIDIARY

(Formerly Immunovative, Inc. and Subsidiary)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the period from inception December 12, 2011 to December 31, 2014 (Unaudited)

					Deficit
				Deficit	accumulated	Accumulated
			Additional	accumulated	during the	other	Total
	Number of		paid-in	from prior	development	comprehensive	stockholders’
	shares	Amount	capital	operations	stage	income (loss)	equity (deficit)

Issuance of shares for cash at $0.01 to $0.06 per share	64,496,667	645	1,012,855				1,013,500
Issuance of shares to chief executive officer at $0.01 to $0.07 per share	3,750,000	37	112,963				113,000
Issuance of shares to convert convertible debt at $0.01 to $0.09 per share	61,726,433	617	1,496,977				1,497,594
Issuance of shares to consultants at $0.01 to $0.07 per share	37,382,503	375	292,075				292,450
Issuance of shares for fee to convert convertible debenture at $0.04	1,250,000	12	49,988				50,000
Issuance of shares for additional financing costs at $0.02	2,697,369	27	53,920				53,947
Issuance of shares for warrant exercised at $0.05 per share	5,000,000	50	249,950				250,000
Issuance of shares for cashless warrant exercise	26,660,143	267	(267)				-
Stock-based compensation vesting			1,639,483				1,639,483
Issuance of a warrant for financing expense			458,177				458,177
Commissions on sales of common stock	1,540,000	15	(35,015)				(35,000)
Impairment of available for sale securities						(60,250)	(60,250)
Translation adjustment						688	688
Net loss for the nine months ended December 31, 2014					(4,780,545)		(4,780,545)

Balance at December 31, 2014	852,329,431	$8,523	$47,731,990	$(16,244,237)	$(30,503,709)	$(240,941)	$751,626

See accompanying notes to consolidated financial statements.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

(Formerly Immunovative, Inc. and Subsidiary)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – PRESENTATION, NATURE OF BUSINESS AND GOING CONCERN

Nature of Business

The Company, prior to December 12, 2011, was involved in the business of exploiting new technologies for the production of clean energy. The Company is now moving in the direction of a diversified biotechnology company. The mission of the company is to acquire a diversified portfolio of biotechnological technologies. The Company’s current revenue was generated from its natural wellness cannabis complement line launched in August 2014.

In May 2011, the Company had entered into an exclusive memorandum of understanding with Immunovative Therapies, Ltd. (“ITL”) (an Israeli company) whereby the Company would acquire a subsidiary of ITL. On December 12, 2011, the Company terminated this memorandum of understanding and entered into a License Agreement (the “License Agreement”) with ITL, pursuant to which the Company received an immediate exclusive and worldwide license to commercialize all the Licensed Products based on ITL’s current and future patents and a patent in-licensed from the University of Arizona. The license granted covers two experimental products for the treatment of cancer in clinical development called AlloStim TM and Allo Vax TM (“Licensed Products”). On May 8, 2013, the Company changed its name to Immunovative, Inc. to better reflect its new direction on the development and commercialization of the next generation of immunotherapy treatments.

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

(Unaudited)

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

(Unaudited)

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

Going Concern

As indicated in the accompanying consolidated financial statements, the Company has incurred net operating losses of $4,780,545 for the nine months ended December 31, 2014. Since inception of development stage, the Company has incurred net losses of $30,503,709. Management’s plans include the raising of capital through equity markets to fund future operations and cultivating new license agreements or acquiring ownership in medical companies. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses, acquire new license agreements or ownership interests in medical companies and generate adequate revenues, there can be no assurances that the revenues will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. However, the accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Foreign Currency Translation

Commencing with the quarter ended June 30, 2013, the Company considers the U.S. dollar to be its functional currency. Prior to March 31, 2013, the Company considered the Canadian dollar to be its functional currency. Assets and liabilities were translated into U.S. dollars at year-end exchange rates. Statement of operations amounts were translated using the average rate during the year. Gains and losses resulting from translating foreign currency financial statements were included in accumulated other comprehensive gain or loss, a separate component of stockholders’ deficit.

Cash Equivalents

For purposes of reporting cash flows, cash equivalents include investment instruments purchased with an original maturity of three months or less. At December 31, 2014, the Company had no cash at any financial institution which exceeded the total FDIC insurance limit of $250,000. At March 31, 2014, the Company had $553,785 and $259,122 in cash at two financial institutions, which exceeded the FDIC insured limit of $250,000 by $303,785 and $9,122, respectively.

Inventory

Inventory consists of raw materials, production in progress and finished goods and is stated at the lower of cost or market determined by the first-in, first-out method.

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

Comprehensive Income

The Company has adopted ASC 211-05 effective January 1, 2013 which requires entities to report comprehensive income within a continuous statement of comprehensive income.

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

(Unaudited)

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

Research and Development

The Company expenses research and development costs as incurred. Research and development costs were $14,155 and $74,580 in the three and nine months ended December 31, 2014. There were no research and development costs in the three and nine months ended December 31, 2013.

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

TAURIGA SCIENCES, INC. AND SUBSIDIARY

(Formerly Immunovative, Inc. and Subsidiary)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2014. The respective carrying value of certain financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash, accounts payable and accrued expenses.

Derivative Financial Instruments

Derivatives are recorded on the balance sheet at fair value. The conversion features of the convertible debentures are embedded derivatives and are separately valued and accounted for on the balance sheet with changes in fair value recognized during the period of change as a separate component of other income/expense. Fair values for exchange-traded securities and derivatives are based on quoted market prices. The pricing model we use for determining fair value of our derivatives is the Monte Carlo Pricing Model. Valuations derived from this model are subject to ongoing internal and external verification and review. The model uses market-sourced inputs such as interest rates and stock price volatilities. Selection of these inputs involves management’s judgment and may impact net income. During the nine months ended December 31, 2014, the Company utilized an expected life ranging from 66 days to 325 days based upon the look-back period of its convertible debentures and notes and volatility in the range of 166% to 196%.

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

As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by ASC 740 and concluded that the tax position of the Company does not meet the more-likely-than-not threshold as of December 31, 2014.

Reclassifications

Certain amounts in the December 2013 financial statements have been reclassified to conform to the presentation in the December 2014 financial statements.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

(Formerly Immunovative, Inc. and Subsidiary)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

TAURIGA SCIENCES, INC. AND SUBSIDIARY

(Formerly Immunovative, Inc. and Subsidiary)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – PROPERTY AND EQUIPMENT

The Company’s property and equipment is as follows:

	December 31, 2014	March 31, 2014	Estimated Life

Computers, office furniture and equipment	$55,942	$55,085	3-5 years
Technical equipment	11,099	-	5 years
Total	67,041	55,085
Less: accumulated depreciation	(38,867)	(30,469)

Net	$28,174	$24,616

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

(Unaudited)

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

TAURIGA SCIENCES, INC. AND SUBSIDIARY

(Formerly Immunovative, Inc. and Subsidiary)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

License agreements consist of the cost of license fees with Green Hygienics, Inc., ($250,000) and Baterial Robotoics, LLC ($1,189,851) which were both determined to be impaired as of March 31, 2014. An analysis of the cost is as follows:

	December 31, 2014	March 31, 2014	Estimated Life

Licensing fee	$1,439,851	$1,439,851	5 years
Less: accumulated amortization	83,863	83,863
	1,355,988	1,355,988
Net impairment	(1,355,988)	(1,355,988)
Balance	$-	$-

Patents:

Pilus Energy, LLC

The Company, through the acquisition of Pilus Energy on January 28, 2014, acquired a patent to develop cleantech energy using proprietary microbiological solution that creates electricity while consuming polluting molecules from wastewater. The cost of the patent and related amortization at March 31, 2014 and December 31, 2014 is as follows:

	Fair Value	Estimated Life

Cash advanced on signing the memorandum of understanding and closing agreement	$100,000	16.5 years
Fair value of the warrant for 100,000,000 shares of the Company’s common stock	1,710,000
Total	1,810,000
Less amortization in the year ended March 31, 2014	18,540
Net value at March 31, 2014	$1,791,460
Less amortization in the nine months ended December 31, 2014	81,932
Net value as of December 31, 2014	$1,709,528

TAURIGA SCIENCES, INC. AND SUBSIDIARY

(Formerly Immunovative, Inc. and Subsidiary)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 – CONVERTIBLE NOTES AND NOTES PAYABLE

Convertible Notes Payable Institutions

During the year ended March 31, 2014, the Company entered into a number (approximately 30) of convertible note debentures and recorded gross proceeds of $2,037,000 with interest rates ranging from 5% to 12%. All of the note agreements have conversion features which allow the note holder to convert the debenture into common stock of the Company. The conversion price, which is discounted, is based upon either the lowest trading price for a period ranging between 20 and 25 days prior to the date of the notice of conversion or an average of the previous 20 to 25 days prior to conversion. Due to the variable characteristic of the notes, the Company has concluded that a derivative liability existed at the date of issuance and accordingly has recorded a derivative liability for each note. During the nine months ended December 31, 2014, 14 notes were converted to common stock and one was paid in cash and as of December 31, 2014 there were no convertible notes outstanding and no derivative liability. As of March 31, 2014, fifteen convertible notes were outstanding. The balance of the convertible notes at March 31, 2014 is $263,917. The related derivative liability is $1,581,119 at March 31, 2014.

Convertible Notes Payable to Individuals

The Company at December 31, 2014 and March 31, 2014, has $48,775 and $56,425, respectively, of notes payable to individuals. The notes are convertible into common stock of the company at $0.025 per share. The interest rate is 8% per annum and the notes are unsecured. During the nine months ended December 31, 2014, three notes were converted to common stock.

Other

On October 19, 2013, the Company entered into a one year convertible promissory note agreement for $445,000 with JMJ Financial, a California based institutional investor. The note is non-interest bearing for the first 90 days and subsequent to that, the note has an interest rate of 5% per annum. The note, at the holder’s option, is convertible at $0.15 per share and if the price per share at the time of conversion is greater than $0.15 per share, on average for the previous 25 trading days, the conversion rate shall have a 25% discount, with the minimum price of $0.15 per share. The Company paid an origination fee of 200,000 shares of its common stock to secure the loan. On November 14, 2013, the Company received $150,000 and an additional $25,000 on March 27, 2013. The 25% discount created a beneficial conversion feature at the commitment date aggregating $37,500 representing a discount which is being accreted monthly from the issuance date of the note through maturity and is recorded as additional interest expense. At March 31, 2013, the loan balance was $106,425, net of unamortized discount of $68,575. On June 3, 2013 the Company issued 9,900,000 shares of its common stock to convert the note. Under the terms of the original agreement, approximately 4,125,000 shares were required to be issued. To entice the conversion, the Company issued an additional 5,775,000 shares resulting in a loss on conversion of $321,000 in the nine months ended December 31, 2013.

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

(Unaudited)

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

During the year ended March 31, 2013, the Company sold for cash under private placement agreements, 22,853,560 shares of its common stock at an average price of $0.10 per share.

During the year March 31, 2013, the Company sold for cash under private placement agreements, 48,844,236 shares of its common stock at an average price of $0.10 to $0.15 per share.

On May 15, 2013, the former chief executive officer’s employment contract was amended to award him an additional 2,500,000 shares of the Company’s common stock at $0.10 per share, the value at the date of commitment. Additionally, his employment contract was amended to award him an additional 2,500,000 shares conditional upon the Company raising a total of $7,500,000 in private placement funds.

On May 15, 2013, the strategic planning vice president was issued a consulting agreement for 36 months. In connection with the agreement, he was issued 2,500,000 shares of the Company’s common stock and an additional 2,500,000 shares conditional upon the Company raising a total of $7,500,000 in private placement funds.

In the year ended March 31, 2013, the Company issued 200,000 shares of its common stock at $0.125 per share to obtain the rights to a domain name.

On May 21, 2013, the Company issued 2,720,000 shares of its common stock to convert the Caete Invest & Trade, S.A. debt plus accrued interest. The note principal and accrued interest aggregated $225,819.

During the year ended March 31, 2013, the Company converted $95,575 of accounts payable to the former CEO for severance by issuing 1,592,920 shares of its common stock at an average price of $0.06 per share.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

(Formerly Immunovative, Inc. and Subsidiary)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Commencing October 2012, the chief executive officer received 360,000 shares (60,000 per month) of the Company’s common stock as salary in lieu of cash. These shares were valued between $0.04 and $0.24 per share. His employment agreement was subsequently modified in December 2013 to begin cash compensation in addition to the 60,000 shares award per month.

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

(Unaudited)

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

During the nine months ended December 31, 2014, the Company issued shares of common stock as follows:

61,413,497 shares at prices ranging from $0.01 to $0.09 per share for the conversion of notes and accrued interest to financial institutions valued at $1,489,771.

312,936 shares at $0.025 per share for the conversion of notes and accrued interest to individuals in the amount of $7,823.

64,496,667 shares at prices ranging from $0.01 to $0.06 per share for cash of $1,013,500 and 1,540,000 shares at $0.02 per share and $35,000 cash for commissions on sales of common stock.

3,750,000 shares to its chief executive officer at prices ranging from $0.01 to $0.07 per share, valued at $113,000, for services.

37,382,503 shares to various consultants and advisory board members at prices ranging from $0.01 to $0.07 per share, valued at $292,450 (net of $638,723 not vested).

1,250,000 shares at $0.04 per share, valued at $50,000, to a financial institution for a fee to convert a convertible debenture.

2,697,369 shares at $0.02 per share for additional financing costs, valued at $53,947.

26,660,143 shares through cash less exercises of warrants at effective prices of $0.02 and $0.03 per share.

1,540,000 shares at $0.02 per share for commissions on sales of common stock, valued at $35,000.

On June 27, 2014, $250,000 in cash was released from escrow in connection with a warrant exercise from Hanover Holdings I, LLC, whereby the Company issued 5,000,000 shares of its common stock at $0.05 per share under a securities purchase agreement as amended on April 17, 2014. The total remaining outstanding warrants under this warrant agreement amount to $275,000. The warrants carry a fixed price of $0.05 and shall be exercised at the sole option of the investor (1) upon the effectiveness of a Registration statement, (2) the closing of the Honeywood acquisition (see note 1), unless such condition is waived in writing by the investor, and (3) the market price of the Company’s common stock has closed at or above $0.085 (the Trigger Price) in any of the (3) trading days prior to the effectiveness.

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

TAURIGA SCIENCES, INC. AND SUBSIDIARY

(Formerly Immunovative, Inc. and Subsidiary)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company is authorized to issue 1,000,000,000 shares of its common stock. Effective December 31, 2014, 852,329,431 shares of common stock are outstanding. At the filing date of this SEC Form 10-Q additional shares of common stock were issued or issuable as follows: (i) 400,000 shares in connection with the Company’s stock purchase agreement; (ii) 10,000,000 shares in connection with a settlement agreement; (iii) 2,573,334 shares to consultants and board members; (iv) 420,000 shares to the Chief Executive Officer and V.P. Strategic Planning; (v) 3,246,753 shares for warrant exercises; and (vi) 1,350,000 shares for finders’ fees related to capital raises which total 17,990,087 common shares. If all outstanding warrants and options (89,756,776 shares-net of 3,246,753 exercised) were exercised the total outstanding shares would be 960,076,294 leaving an amount available for issuance of 39,923,706 shares.

Warrants for Common Stock

The following table summarizes warrant activity for the year ended March 31, 2014 and the nine months ended December 31, 2014:

			Weighted
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding at March 31, 2013	200,000	0.40	1.38 Years	-

Granted	175,000,000	0.02
Expired	-
Exercised	-	-

Outstanding at March 31, 2014	175,200,000	$0.02	5.86 Years	$10,050,000

Granted	10,500,000	0.05
Expired	-
Exercised	(31,660,143)	(0.03)
Canceled	(71,036,328)	(0.03)

Outstanding and exercisable at December 31, 2014	83,003,529	$0.02	5.74 Years	$-

The warrants were valued utilizing the following assumptions employing the Black-Scholes Pricing Model:

	Year Ended	Nine Months Ended
	March 31, 2014	December 31, 2014

Volatility	168.32% to 244.92%	179%
Risk-free rate	1.34% to 0.41%	0.39%
Dividend	-	-
Expected life of warrants	5 Years	1.88 Years

TAURIGA SCIENCES, INC. AND SUBSIDIARY

(Formerly Immunovative, Inc. and Subsidiary)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Stock Options

On February 1, 2013, the Company awarded to each of two former executives options to purchase 5,000,000 common shares, an aggregate of 10,000,000 shares. These options vested immediately and were for services performed. The Company recorded stock-based compensation expense of $1,400,000 for the issuance of these options. The following weighted average assumptions were used for Black-Scholes option-pricing model to value these stock options:

Volatility	220%
Expected dividend rate	-
Expected life of options in years	10
Risk-free rate	1.87%

The following table summarizes option activity for the year ended March 31, 2014 and the nine months ended December 31, 2014:

Weighted
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding at March 31, 2013	10,000,000	$0.10	8.85 Years	$-

Granted	-	-
Expired	-	-
Exercised	-	-

Outstanding at March 31, 2014	10,000,000	$0.10	7.85 Years	$-

Granted	-	-
Expired	-	-
Exercised	-	-

Outstanding and exercisable at December 31, 2014	10,000,000	$0.10	7.09 Years	$-

TAURIGA SCIENCES, INC. AND SUBSIDIARY

(Formerly Immunovative, Inc. and Subsidiary)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Legal Matters

Typenex

On September 5, 2014, the Company’s transfer agent issued to Typenex Co-Investment, LLC (“Typenex”) 70,080,714 shares of the Company’s common stock (the “Shares”) without a restrictive legend pursuant to a demand letter by Typenex to the transfer agent under a purported warrant issued in connection and arising from a convertible promissory note issued by the Company to Typenex on June 24, 2013 and subsequently terminated by an exchange and release agreement between the Company and Typenex on March 21, 2014. In response to its transfer agent’s actions, the Company filed for a preliminary injunction against Typenex and its transfer agent on September 8, 2014 in the Circuit Court for the 13th Judicial Circuit in and for Hillsbourgh County Florida (the “Court”), Case No. 12-CA-009076. On September 9, 2014, the Court issued the preliminary injunction requested by the Company against its transfer agent and Typenex. On October 9, 2014, subsequent to a hearing before the Court on September 3, 2014 requested by Typenex to vacate the preliminary injunction, the Court denied the request to vacate the injunction, indicating the Company had a substantial likelihood of success on the merits. The Court further ordered that the Shares be treated as cancelled on the books of the Company’s transfer agent. On January 16, 2015, the Company and Typenex entered into a settlement agreement whereas (i) Typenex has agreed to purchase, under a securities purchase agreement, an aggregate of $300,000 of shares of Company common stock, in three separate but related $100,000 tranches as defined in the agreement, at a price of 150% of the five day average closing sale price for the five trading days immediately preceding each tranche purchase; (ii) the Company will issue to Typenex 10,000,000 shares of Company common stock; (iii) if the net sales proceeds Typenex receives from the sale or transfer of the 10,000,000 shares is less than $600,000, the Company will, from time to time, issue Typenex additional shares so that the net sales proceeds equal, but do not exceed, $600,000. The Company has agreed to increase the authorized shares, if needed, to issue the shares pursuant to this agreement. The Company recorded a $600,000 charge for financing expense and share liability as of and for the nine months ended December 31, 2014.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

(Formerly Immunovative, Inc. and Subsidiary)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Commitments

On February 26, 2014, Dr. Stella M. Sung was appointed Chief Executive Officer (“CEO”). Dr. Sung previously served as Chief Operating Officer under a two year employment agreement dated April 15, 2013. In conjunction with her appointment as CEO, the terms of her employment agreement were amended to provide for the following: (i) salary of $8,000 per month for March and April 2014, with a salary increase to $14,000 per month commencing on May 1, 2014 and thereafter; (ii) a one-time $25,000 cash bonus once the Company completes a minimum private placement financing of $750,000; (iii) a monthly restricted share allotment of 150,000 common shares effective May 1, 2014; (iv) a one-time S-8 share allotment of 2,500,000 common shares payable on May 27, 2014 or 90 days subsequent to her appointment as CEO; (v) other customary benefits.

On August 22, 2012, the Company entered into an employment agreement with Seth M. Shaw, its then CEO. The agreement provides for annual compensation of $132,000. Mr. Shaw previously elected to forgo cash compensation and receive 60,000 shares of the Company’s common stock on a monthly basis. However, as the only principal officer and director, he decided to take the cash compensation as well. Effective February 26, 2014, Mr Shaw resigned as CEO, Chairman and Officer and was appointed to the position of Vice President, Strategic Planning at which time his employment agreement was amended as follows: (i) salary of $8,000 per month for March and April 2014, with a salary increase to $9,500 per month commencing on May 1, 2014 and thereafter; (ii) a one-time $25,000 cash bonus once the Company completes a minimum private placement financing of $750,000; (iii) a monthly restricted share allotment of 60,000 common shares which continue as under his prior agreement; (iv) other customary benefits. On May 27, 2014 or 90 days subsequent to his resignation as CEO, Mr. Shaw shall be deemed a non-affiliate. Effective July 1, 2014, Mr. Shaw’s monthly salary was revised to $6,500 per month.

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

In connection with the Company’s employment contracts, the Company has commitments for monthly payments of approximately $108,000 in the twelve months ended December 31, 2015.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

(Formerly Immunovative, Inc. and Subsidiary)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

On August 14, 2014, the Company entered into a consulting agreement with Dragoon Capital, Inc. (“Dragoon”), for financial advisory services, including assisting the Company in raising funds through an equity private placement. Pursuant to the agreement the Company will pay Dragoon a finder’s fee of 2% in cash and 2% in stock of all funds received by the Company through Dragoon’s direct or indirect introduction. On November 11, 2014, the Company and Dragoon amended the agreement whereas the finder’s fee was revised to 2.0% in cash and 1.0% in stock. In connection with the agreement, in November 2014, the Company issued Dragoon 280,000 shares of common stock valued at $3,500 and paid $7,000 cash as commission on $350,000 in proceeds received by the Company from the sale of common stock. The agreement expired November 30, 2014, but the Company and Dragoon have agreed to enter into new arrangements for any additional capital raises.

On August 19, 2014, the Company entered into a consulting agreement with Alternative Strategy Partners, Pty, LTD (“ASP”). ASP will provide the Company specialized consulting services including, among other services, assisting the Company in assessing and identifying viable sources of funding for equity private placements of up to $2,500,000 and developing a business strategy in Asia. Pursuant to the agreement the Company will pay ASP a finder’s fee of 8% in cash and 9% in stock of all funds received by the Company through ASP’s direct or indirect introduction. In addition, the Company issued 4,000,000 shares of its common stock effective on the signing of the agreement and is obligated to issue an additional 3,000,000 shares of its common stock upon the Company successfully securing $750,000 via ASP’s direct introductions. The term of the agreement is for twelve months, unless mutually extended. On November 11, 2014, the Company and ASP amended the agreement whereas (i) the number of shares issued to ASP was revised from 4,000,000 to 500,000; (ii) the finder’s fee was revised to 8.0% in cash and 4.5% in stock; and (iii) the term was extended to twelve months from the date of amendment, unless mutually extended. In connection with the agreement, in November 2014, the Company issued ASP 1,260,000 shares of common stock valued at $15,750 and paid $28,000 cash as commission on $350,000 in proceeds received by the Company from the sale of common stock.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

(Formerly Immunovative, Inc. and Subsidiary)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Deferred tax assets consist of the following:

	December 31, 2014	March 31, 2014
Net operating losses	2,900,000	$2,200,000
Impairment of assets	1,800,000	1,800,000
Valuation allowance	(4,700,000)	(4,000,000)
	-	$-

At March 31, 2014, the Company had a U.S. net operating loss carryforward in the approximate amount of $6,700,000 available to offset future taxable income through 2034. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods. The Company also has a Canadian carry forward loss which approximates $600,000 and is available to offset future taxable income through 2034. The valuation allowance increased by $700,000 and $1,500,000 in the nine months ended December 31, 2014 and the year ended March 31, 2014, respectively.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and the federal statutory rate for the nine months ended December 31, 2014 and 2013 is summarized as follows:

	2014	2013
Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefits	(3.3)	(3.3)
Valuation allowance	37.3	37.3
	0%	0%

NOTE 10 – INVESTMENT AVAILABLE FOR SALE SECURITY

The Company’s investment in Green Innovations, Ltd. is included within Current Assets as it is expected to be realized in cash within one year. The investment is recorded at fair valve with unrealized gains and losses, net of applicable taxes, in Other Comprehensive Income. The Company’s investment in Green Innovations has a cost of $250,000, unrealized loss of $247,750 and a fair value of $2,250 at December 31, 2014. At March 31, 2014, the unrealized loss was $187,500 and the fair value was $62,500.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

(Formerly Immunovative, Inc. and Subsidiary)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 11 – FAIR VALUE MEASUREMENTS

The following summarizes the company’s financial assets and liabilities that are measured at fair value on a recurring basis at December 31, 2014 and March 31, 2014.

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets
Investment-available-for-sale security	$2,250	$-	$-	$2,250

Liabilities
Derivative liabilities	$-	$-	$-	$-

	March 31, 2014
	Level 1	Level 2	Level 3	Total
Assets
Investment-available-for-sale security	$62,500	$-	$-	$62,500

Liabilities
Derivative liabilities	$-	$1,581,119	$-	$1,581,119

TAURIGA SCIENCES, INC. AND SUBSIDIARY

(Formerly Immunovative, Inc. and Subsidiary)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 12 – SUBSEQUENT EVENTS

Subsequent to December 31, 2014, the Company issued additional shares of common stock as follows: (i) 400,000 shares in connection with the Company’s stock purchase agreement; (ii) 10,000,000 shares in connection with a settlement agreement; (iii) 2,573,334 shares to consultants and board members; (iv) 420,000 shares to the Chief Executive Officer and V.P. Strategic Planning; (v) 3,246,753 shares for warrant exercises; and (vi) 1,350,000 shares for finders’ fees related to capital raises.

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

Between April 1, 2014 and April 30, 2014 (not reflected in the Year End Results due to the timing of settlements), the Company repaid and retired more than $400,000 USD of convertible notes (principal amounts). This activity was reflected on the Company’s balance sheet during the first fiscal quarter of 2015 (04/01/2014 - 06/30/2014).

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

RESULTS OF OPERATIONS

Three months ended December 31, 2014 compared to the three months ended December 31, 2013

Revenue. The Company is currently developing its business and as a result it has not developed a material or consistent pattern of revenue generation. For the three months ended December 31, 2014, the Company generated $28,834 as compared to no revenue for the three months ended December 31, 2013.

The revenue was generated from the Company’s natural wellness cannabis compliment line launched in August of 2014. The Company expects to increase revenue slightly in the next quarter. Additionally, the Company is continuing its efforts to commercialize the other aspects of its business, although there can be no guaranty such efforts will result in material revenue production.

Cost of Goods Sold. The Company’s cost of goods sold for the three months ended December 31, 2014 was $8,824, which resulted in a gross profit for that period of $20,010 at a gross margin of 69.4%. The Company had no revenue for the three months ended December 31, 2013 and therefore had no cost of goods sold for that period. The Company expects the gross margin to be relatively consistent in the next fiscal quarter.

Selling, General and Administrative Expenses. For the three months ended December 31, 2014, selling, general and administrative expenses were $717,134 compared to $1,162,138 for the same period in 2013. This decrease was primarily due to a decrease in stock based compensation.

Other Income (Expense). For the three months ended December 31, 2014, other income (expense) was ($657,865) compared to $269,946 for the same period in 2013. This change was due to $600,000 in non-cash financing expenses related to the settlement of litigation with a former lender. In the prior period, the Company had $377,829 in income from the change in value of derivative liabilities related to its’ convertible debentures

Net Loss. We generated net losses of $1,385,390 for the three months ended December 31, 2014 compared to $924,269 for the same period in 2013, an increase of 49.9%, primarily due to $600,000 in non-cash financing expenses.

Nine months ended December 31, 2014 compared to the nine months ended December 31, 2013

Revenue. The Company is currently developing its business and as a result it has not developed a material or consistent pattern of revenue generation. For the nine months ended December 31, 2014, the Company generated $39,665 as compared to no revenue for the nine months ended December 31, 2013.

The revenue was generated from the Company’s natural wellness cannabis compliment line launched in August of 2014. The Company expects to revenue increase slightly in the next quarter. Additionally, the Company is continuing its efforts to commercialize the other aspects of its business, although there can be no guaranty such efforts will result in material revenue production.

Cost of Goods Sold. The Company’s cost of goods sold for the nine months ended December 31, 2014 was $11,842, which resulted in a gross profit for that period of $27,823 at a gross margin of 70.1%. The Company had no revenue for the nine months ended December 31, 2013 and therefore had no cost of goods sold for that period. The Company expects the gross margin to be relatively consistent in next fiscal quarter.

Selling, General and Administrative Expenses. For the nine months ended December 31, 2014, selling, general and administrative expenses were $3,564,426 compared to $4,460,880 for the same period in 2013. The expense for 2014 is primarily composed of stock-based compensation ($2,044,933), accounting fees ($282,152), legal fees ($251,921), and consulting fees ($235,301).

Other Income (Expense). For the nine months ended December 31, 2014, other income (expense) was ($1,153,612) compared to ($251,329) for the same period in 2013. This change was due to $600,000 in non-cash financing expenses related to the settlement of litigation with a former lender and $458,177 in non-cash financing expenses related to the issuance of a convertible debenture. In the prior period, the Company incurred $321,000 in expense in order to entice a lender to convert debt to common stock.

Net Loss. We generated net losses of $4,780,545 for the nine months ended December 31, 2014 compared to $4,760,293 for the same period in 2013, an increase of 0.4%.

Liquidity and Capital Resources

We continue to fund our operations through private placement offerings and other financings.

During the nine months ending December 31, 2014, the Company sold 64,496,667 shares of common stock for a total of $1,013,500.

At December 31, 2014, we had cash and cash equivalents of $316,393 compared to $812,907 at March 31, 2014.

Cash Flows

Net cash used in operating activities amounted to $6,902,276 for the period from December 12, 2011 (inception of Development Stage) to December 31, 2014. Net cash used in operating activities for the nine months ended December 31, 2014 and 2013 was $1,602,118 and $1,505,163, respectively.

During the nine months ended December 31, 2014, we used $40,251 in investing activities, primarily as a result of the purchase of equipment and a deferred acquisition charge. During the nine months ended December 31, 2013, we used $243,884 in investing activities primarily the acquisition of a license agreement.

During the period from inception December 12, 2011 (inception of the Development Stage) to December 31, 2014, we generated $11,313,798 net of $678,956 in cash paid for commissions primarily from the sale of common stock and the issuance of convertible debentures.

During the nine months ended December 31, 2014, we generated cash from financing activates of $1,145,167 primarily from the sale of common stock. During the nine months ended December 31, 2013, we generated cash from financing activities of $1,656,488 primarily from the issuance of convertible debentures.

We do not believe that our cash on hand at December 31, 2014 will be sufficient to fund our current working capital requirements. We currently have an average monthly cash burn rate of $135,000. We will continue to seek additional equity financing. However, there is no assurance that we will be successful in our equity private placements or if we are that the terms will be beneficial to our shareholders.

Going Concern Qualifications

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had minimal revenue of $39,665 and net losses of $4,780,545 for the period ended December 31, 2014 compared to sales of $0 and net loss of $4,760,293 for the nine months ended December 31, 2013. As discussed in Note 1 to the financial statements, since inception of the Development Stage (December 12, 2011) the Company had losses of $30,503,709 and there are existing uncertain conditions which the Company faces relative to its obtaining financing and capital in the equity markets. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company is highly dependent on its ability to continue to obtain investment capital from future funding opportunities to fund the current and planned operating levels. The unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to bring in income generating activities and its ability to continue receiving investment capital from future funding opportunities. No assurance can be given that the Company will be successful in these efforts.

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

To remediate our internal control weaknesses, management intends (but has not done so to date) to implement the following measures:

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On September 5, 2014, the Company’s transfer agent issued to Typenex Co-Investment, LLC (“Typenex”) 70,080,714 shares of the Company’s common stock (the “Shares”) without a restrictive legend pursuant to a demand letter by Typenex to the transfer agent under a purported warrant issued in connection and arising from a convertible promissory note issued by the Company to Typenex on June 24, 2013 and subsequently terminated by an exchange and release agreement between the Company and Typenex on March 21, 2014. In response to its transfer agent’s actions, the Company filed for a preliminary injunction against Typenex and its transfer agent on September 8, 2014 in the Circuit Court for the 13th Judicial Circuit in and for Hillsbourgh County Florida (the “Court”), Case No. 12-CA-009076. On September 9, 2014, the Court issued the preliminary injunction requested by the Company against its transfer agent and Typenex. On October 9, 2014, subsequent to a hearing before the Court on September 3, 2014 requested by Typenex to vacate the preliminary injunction, the Court denied the request to vacate the injunction, indicating the Company had a substantial likelihood of success on the merits. The Court further ordered that the Shares be treated as cancelled on the books of the Company’s transfer agent. On January 16, 2015, the Company and Typenex entered into a settlement agreement whereas (i) Typenex has agreed to purchase, under a securities purchase agreement, an aggregate of $300,000 of shares of Company common stock, in three separate but related $100,000 tranches as defined in the agreement, at a price of 150% of the five day average closing sale price for the five trading days immediately preceding each tranche purchase; (ii) the Company will issue to Typenex 10,000,000 shares of Company common stock; (iii) if the net sales proceeds Typenex receives from the sale or transfer of the 10,000,000 shares is less than $600,000, the Company will, from time to time, issue Typenex additional shares so that the net sales proceeds equal, but do not exceed, $600,000. The Company has agreed to increase the authorized shares, if needed, to issue the shares pursuant to this agreement. The Company recorded a $600,000 charge for financing expense and share liability as of and for the nine months ended December 31, 2014.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the nine months ended December 31, 2014, the Company issued shares of common stock as follows:

61,413,497 shares at prices ranging from $0.01 to $0.09 per share for the conversion of notes and accrued interest to financial institutions valued at $1,489,771.

312,936 shares at $0.025 per share for the conversion of notes and accrued interest to individuals in the amount of $7,823.

64,496,667 shares at prices ranging from $0.01 to $0.06 per share for cash of $1,013,500 and 1,540,000 shares at $0.02 per share and $35,000 cash for commissions on sales of common stock.

3,750,000 shares to its chief executive officer at prices ranging from $0.01 to $0.07 per share, valued at $113,000, for services.

37,382,503 shares to various consultants and advisory board members at prices ranging from $0.01 to $0.07 per share, valued at $292,450 (net of $638,723 not vested).

1,250,000 shares at $0.04 per share, valued at $50,000, to a financial institution for a fee to convert a convertible debenture.

2,697,369 shares at $0.02 per share for additional financing costs, valued at $53,947.

26,660,143 shares through cash less exercises of warrants at effective prices of $0.02 and $0.03 per share.

1,540,000 shares at $0.02 per share for commissions on sales of common stock, valued at $35,000.

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

TAURIGA SCIENCES, INC. (formerly Immunovative, Inc.) (Registrant)

Date: February 17, 2015	By:	/s/ Dr. Stella M. Sung
Dr. Stella M. Sung
Chief Executive Officer and Chief Financial Officer

