Form 10-K
period 2015-03-31
TAURIGA SCIENCES, INC.
filed 2016-05-20
CIK 1142790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2015

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________.

Commission File Number: 000-53723

TAURIGA SCIENCES, INC.

(Exact name of registrant as specified in its charter)

Florida	65-1102237
(State or other jurisdiction of	(IRS Employee
incorporation or organization)	Identification No.)

39 Old Ridgebury Road
Danbury, CT	06180
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [  ] Yes [X] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [  ] Yes [X] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]	Accelerated Filer [ ]	Non-Accelerated Filer [ ]	Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [X] No

On September 30, 2014, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $14,662,721, based upon the closing price on that date of the Common Stock of the registrant on the OTC Bulletin Board system of $0.0183. For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its Common Stock are deemed affiliates of the registrant.

As of as of May 17, 2016, the registrant had 1,219,820,933 shares of its Common Stock, $0.00001 par value, outstanding.

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

In April 2012, the Board of Directors approved the change of name to “Immunovative, Inc.” As described in a report filed with the Securities and Exchange Commission on April 30, 2012, a majority of shareholders executed a written consent in lieu of an Annual Meeting (the “Written Consent”) effecting the change of the name of our business from “Novo Energies Corporation” to “Immunovative, Inc.” on April 2, 2012 to better reflect what we then intended to be our future operations. We filed an amendment to our Articles of Incorporation on April 30, 2012 with the Florida Secretary of State to affect this name change after receiving the requisite corporate approval.

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

On May 31, 2013, the Company signed an exclusive North American license agreement with Green Innovations, Inc. (“Green Innovations”) for the commercialization of Bamboo-Based “100% Tree Free” products including hospital grade biodegradable disinfectant wipes. This 5 year license agreement functioned such that profits were to be split equally between Tauriga and Green Innovations. In consideration for such agreement Tauriga agreed to pay Green Innovations $250,000 USD and 4,347,826 shares of TAUG common stock. Tauriga received 625,000 shares of Green Innovations common stock as well. The agreement was later amended and completed for the following consideration: Tauriga paid Green Innovations a total of $143,730 USD and an additional 2,500,000 shares of TAUG common stock (for an aggregate share issuance of 6,847,826 shares). As of Year End March 31, 2014, Tauriga has not generated any revenues from the license agreement. And this agreement expires on June 1, 2018.

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

SUBSEQUENT EVENTS

Common Stock Issuances

Subsequent to March 31, 2015, the Company issued additional shares of common stock as follows: (i) 29,188,403 shares in connection with the Company’s amended stock purchase agreement with Hanover I; (ii) 264,125,000 shares to consultants and board members; and (iii) 27,500,000 shares for a financing fee related to a convertible debenture issuance.

Escrow Agreement – April 10, 2015

On April 10, 2015, the Company received $24,970 cash pursuant to a settlement and assignment agreement between a director of the Company and a stockholder.

Typenex Settlement Agreement

On June 1, 2015, the Company and Typenex entered into a Settlement Agreement (the “Agreement”) whereby both the Company and Typenex have agreed to settle all claims and obligations under the January 16, 2015 settlement agreement (the “Prior Settlement Agreement”) in consideration of the Company paying Typenex the amount of $230,000. Through the date of the Agreement Typenex earned approximately $169,000 in net sales proceeds from the sale of shares issued under the Prior Settlement Agreement.

Security Purchase Agreement

On June 1, 2015, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with various accredited investors for the sale of certain debentures with aggregate gross proceeds to the Company of $133,000. Pursuant to the terms of the agreement, the investors were granted 13,300,000 shares of Company common stock for a commitment fee. These shares have not yet been issued. Additionally, the Company was required to repay the amounts raised under the Purchase Agreement prior to December 1, 2015 except as described below. The Purchase Agreement provides the Company with the following prepayment options: (i) if prepaid prior to August 31, 2015, the Company must pay each investor the amount invested plus a 10% premium and (ii) if prepaid after August 31, 2015 but prior to December 1, 2015, the Company must pay each investor the amount invested plus a 20% premium. In the event the Company has not repaid the amounts as described above, on December 1, 2015 the Company has the option to convert all amounts raised under the Purchase Agreements into shares of common stock based on a 20% discount to the Company’s VWAP (as defined in the Purchase Agreement) for the three Trading Days (as defined in the Purchase Agreement) prior to December 1, 2015. Excluding the 13,300,000 commitment shares, in May 2016 the Company agreed to issue 33,900,000 shares of its common stock to settle all obligations under these Purchase Agreements.

Security Purchase Agreement – Union Capital, LLC

On June 1, 2015 the Company entered into a Securities Purchase Agreement (the “Union Purchase Agreement”) with Union Capital, LLC (“Union”) for the purchase of a 7% Convertible Redeemable Note in the principal amount of $104,000 with a maturity date of June 1, 2016 (the “Union Note”). The Company received gross proceeds of $100,000 under the Union Note. The Company granted Union 12,500,000 shares of Company common stock for a commitment fee in consideration of the Union Note. Pursuant to the terms of the Union Note, at any time Union may convert any principal and interest due to it at a 20% discount to the lowest closing bid price of Company common stock for the five trading days prior to the conversion notice. Additionally, the discount will be adjusted on a ratchet basis in the event the Company offers a more favorable discount rate or look-back period to a third party during the term of the Union Note. Union will not be allowed to convert into shares of common stock that would result in it beneficially owning more than 9.99% of the Company’s issued and outstanding common stock. The Company may prepay the amounts under the Union Note as follows: (i) if prepaid within ninety days, the Company must pay a 15% premium on all principal and interest outstanding and (ii) if prepaid after ninety days but before the one hundred and eighty-one day, the Company must pay a 30% premium on all principal and interest outstanding. The Company intends to use its best efforts to repay the Union Note within the first ninety days. The Company agreed to reserve 33,000,000 shares of its common stock to satisfy its obligations under the Union Note. This reserve will be increased to three times the number of share of common stock upon the approval of the Company’s stockholders of an increase in the number of authorized shares of common stock. The Company agreed to call a special meeting solely for such purpose with fifteen days of the Union Note.

Amendment to Certificate of Incorporation and Filing of Schedule 14A

On July 9, 2015, the Company’s Board of Directors (“BOD”) approved an amendment to the Company’s Articles of Incorporation to increase the Company’s authorized common stock from 1,000,000,000 to 2,500,000,000 shares and on July 17, 2015, the Company filed Schedule 14A with the Securities and Exchange Commission calling for a special meeting of the stockholders to be held on July 27, 2015 to approve the amendment.

On July 27, 2015 the Company’s stockholders approved an increase in the number of authorized shares of common stock of the Company from 1,000,000,000 to 2,500,000,000 at its Special Meeting of Stockholders held on July 27, 2015 at the Law Offices of Nixon Peabody LLP in Midtown Manhattan (the “Special Meeting”). At the Special Meeting, there were 480,655,929 shares of common stock represented either by proxy or in person of the 929,825,933 shares of common stock entitled to vote, constituting a quorum. Of those shares, there were 433,331,977, or 90.2%, that voted in favor of the proposal recommended by the Board of Directors. The remaining votes were cast either against or as abstentions regarding the proposal.

Resignation and Separation Agreement – Stella Sung

On July 9, 2015, Dr. Sung submitted her resignation as a member of the Company’s BOD and as CEO and CFO of the Company. Dr. Sung received a payment of $41,500, which constituted a one-time separation payment of $20,000, accrued salary of $14,000 and expense reimbursements of $7,500.

Appointment of Seth Shaw and Ghalia Lahlou

Simultaneously with Dr. Sung’s resignation, the BOD appointed Seth M. Shaw as the Chairman of the BOD and the Company’s new CEO and Ghalia Lahlou as its new interim CFO. Compensation arrangements for Mr. Shaw have not been determined at this time. Ms. Lahlou will receive annual compensation of $96,000.

Resignation of Dr. Michael Brennan

On July 10, 2015, Michael Brennan, MD, PhD submitted his resignation as a member of the Company’s BOD.

Convertible Debenture Agreement – Group 10 Holdings LLC

On July 16, 2015, the Company entered into an $80,000 20% OID convertible debenture with Group 10 Holdings LLC.

PCAOB Censure of Cowan Gunteski & Co. LLC

On July 23, 2015, The Public Company Accounting Oversight Board (“Board” or “PCAOB”) censured the registered public accounting firm Cowan, Gunteski & Co., P.A. (“Cowan” or the “Firm”) and censured William Meyler, CPA (“Meyler”). The Board imposed these sanctions on the basis of its findings concerning the Firm’s and Meyler’s (collectively, “Respondents”): (1) violations of Section 10A(j) of the Securities Exchange Act of 1934 (“Exchange Act”), Exchange Act Rule 10A-2, and PCAOB rules and standards. Cowan was the predecessor independent registered public accounting of the Company. As a result of this censure, the Company was forced to have their consolidated financial statements re-audited by a new independent registered public accounting firm.

Delisting from the OTCQB Exchange

On July 31, 2015, shares of the Company were delisted from the OTCQB Exchange to OTC Pink Limited Information Tier. On July 23, 2015 (via the PCAOB Public Censure), the Company became aware that the Company’s predecessor audit firm, Cowan, Gunteski & Co P.A. (the “Predecessor Audit Firm”) violated Securities and Exchange Commission (“SEC”) Regulation SX, Rule 2-01 as well as certain standards with respect to the PCAOB independence rules with respect to the Predecessor Audit Firm’s audit report with respect to the Company year ended March 31, 2014 financial statements (the “Order”). Specifically the Predecessor Audit Firm failed to adhere to the SEC regulations with respect to the partner rotation rules. These rules require that the engagement partner as well as the quality concurring reviewer must be rotated off of the engagement for 5 years (cooling off period) after engaged in those roles for a period of 5 years. The Predecessor Audit Firm did not do this.

As a result of the non-compliance with the SEC regulations, on the morning of Thursday, July 30, 2015, the Company petitioned the OTC Markets in writing to extend the existing seven day OTCQB listing extension by a total of 60 additional days until close of business October 5, 2015. The OTC Markets panel denied the request and notified the Company it would be moved from the OTCQB to the OTC Pink Limited Information category effective at market open Friday July 31, 2015.

Disposal of Natural Wellness Business

On August 11, 2015 the Company formally divested (discontinued) its Natural Wellness Business. The business mainly consisted of a CBD infused topical lotion called TopiCanna as well as a line of Cannabis Complement products that were intended to compliment individuals who were consistently using medicinal cannabis related product. On August 11, 2015, the Company sold the balance of its inventory of TopiCanna and Cannabis Complement products for a one-time cash payment of $20,462. As a result of the disposal of this business, the Company reported a loss on disposal of $229,904, as reflected in the chart below:

TAURIGA SCIENCES, INC. AND SUBSIDIARY

BALANCE SHEET FROM DISCONTINUED OPERATIONS

	March 31, 2015	March 31, 2014

Assets of discontinued operations	$209,442	-

Liabilities of discontinued operations	-	-

TAURIGA SCIENCES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF DISCONTINUED OPERATIONS

	For the Years Ended
	March 31,
	2015	2014

Revenues	$96,161	$-
Cost of goods sold	41,802	-

Gross profit	54,359	-

Operating expenses
General and administrative	178,002	-
Impairment of notes receivable	-	-
Impairment of license agreements	-	-
Impairment of patents	-	-
Depreciation and amortization expense	1,757	-
Total operating expenses	179,759	-

Loss from discontinued operations	$(125,400)	-

In addition, the pro-forma effect of the disposal on the consolidated financial statements for the years ended March 31, 2015 and 2014, assuming the transaction occurred as of April 1, 2013 is reflected in the chart below:

TAURIGA SCIENCES, INC. AND SUBSIDIARY

Loss on disposal of Natural Wellness (subsidiary)

Cash	$87,894
Inventory, at cost	90,987
Prepaid Expenses	21,219
Property and equipment, net	9,342
Cash received for sale of inventory	20,462
Loss on disposal of continuing operations	$229,904

Non-convertible Debt Financing – Alternative Strategy Partners PTE Ltd.

On September 30, 2015, the Company entered into a debt facility of $180,000 in non-convertible debt financing from Singapore-based institutional investor Alternative Strategy Partners PTE Ltd. (“ASP”). The debt carries a fixed interest rate per annum of 11.50% (“the Designated Rate”) payable in full by December 23, 2015 (“the Maturity Date”). Both parties have discussed the possibility of amending terms, if necessary, under the assumption that both parties mutually agree to such amendment. The Company received cash from the note of $90,000 ($75,000 wired directly to the Company and $15,000 wired directly from ASP to compensate a consultant).

The balance of this $180,000 or the other $90,000 was wired directly to a Japanese based consumer product firm called Eishin, Inc.

The Company had entered into an agreement to acquire common shares equivalent to 20.1% of Eishin Co., Ltd. (“Eishin”), a high growth Japan-based company focusing on providing solutions to improve automobile combustion efficiency. “Eco-Spray”, Eishin’s key product made from 100% natural ingredients, is distributed in numerous Asian markets including China, Japan, Korea, India, UAE, Bangladesh, Cambodia, Philippines and Myanmar, and is currently being tested for expansion in North America. The Company has agreed to make an investment in Eishin for a total of $180,000, of which half was paid on October 1, 2015 and the remainder to be paid by the end of October 31, 2015.

The Company has not received any type of default notice with respect to this $180,000 non-convertible debenture. Additionally, the Company has not received any shares in Eishin Co., Ltd. up to this point. The Company is currently in discussions with ASP to amend the original terms of this non-convertible debenture, specifically to reduce the face value of this note from $180,000 to $90,000 and forgo receipt of any shares of Eishin Co., Ltd.

Lastly on October 9, 2015, ASP Managing Director (Yuhi Horiguchi) notified the Company via email that any and all warrants that had been previously mentioned in the $180,000 note were fully cancelled. So there are no warrants in existence, in accordance with this $180,000 non-convertible debenture. Nor have there been any defaults that ASP has notified the Company.

Lawsuit Filed Against Cowan Gunteski & Co. PA

On November 4, 2015, the Company filed a lawsuit against its predecessor audit firm Cowan Gunteski & Co. PA in Federal Court — Southern District Florida (Miami, Florida). The case alleges, among other things, that Cowan Gunteski committed malpractice with respect to the audit of the Company’s FY 2014 financial statements (as illustrated in the PCAOB Public Censure of July 23, 2015) and then misrepresented to the Company with respect about its ability to re-issue an independent opinion for FY 2014 financial statements. On July 31, 2015, the Company was delisted from the OTCQB Exchange to the OTC Pink Limited Information Tier due to its inability to file its FY 2015 Form 10K. The lawsuit was expected by the Company and its counsel to take up to 18 months to complete, from the date it was filed (November 4, 2015).

The Company in its lawsuit seeks damages against Cowan Gunteski (and its malpractice insurance policy) exceeding $3,000,000. There is no guarantee that the Company will be successful in this lawsuit.

Subsequent to the filing of the lawsuit, the Company was notified that the lawsuit was temporarily suspended so that the Company and Cowan can attempt to mediate this case. On December 30, 2015, the Company was notified that Daniel F. Kolb was appointed as the mediator.

Mediation commenced on February 3, 2016. During these efforts, the Company had been offered settlement amounts, but none that have been satisfactory.

On March 22, 2016 the Company decided that its good faith efforts to settle its ongoing litigation with Cowan Gunteski & Co. P.A. have proven unsuccessful. Therefore, the Board of Directors of the Company unanimously agreed to proceed to trial. The case is expected to proceed in Federal District Court — Southern District Florida (Miami, Florida) with an expectation that the venue will be challenged. The Company is continuing to seek the assistance of independent experts, to help ascribe dollar amounts for certain damages suffered by the Company (“provable damages”). At this point in time, the Company has realized out of pocket cash losses and debts (inclusive of liquidated damages) that exceed $850,000. Additional potential damages include but are not limited to: inability to properly maintain Pilus Energy’s Intellectual Property (“Pilus IP”), the July 31, 2015 delisting of the Company shares from OTCQB to Pink Sheets, loss of market capitalization (“market cap”), loss of trading liquidity (“trading volume”), and loss of substantial business opportunities. In aggregate the Company intends to seek monetary award(s), during trial, in excess of $3,000,000. That figure is expected to continually increase as additional time lapses.

On May 10, 2016, the Company was notified of an Order Reopening Case, Scheduling Order for Pretrial Conference set for December 7, 2016 before Judge Robin L. Rosenberg, Trial set for January 23, 2017 in West Palm Beach Division, and a Calendar Call set for January 18, 2017.

Arbitration – Cherry Baekert LLP

On November 23, 2015, the Company had its arbitration date in Miami, Florida at the law office of Pollack, Pollack and Kogan against Cherry Baekert LLP (a consultant of the Company). This arbitration was concerning outstanding invoices of $31,280 that Cherry Baekert believed was owed from the Company pursuant to two separate engagement letters entered into in 2014. Prior to November 23, 2015, the Company had already paid $25,000 to Cherry Baekert pursuant to these above mentioned agreements.

The arbitrator, Lawrence Saichek, ruled against the Company on December 29, 2015 awarding Cherry Baekert the full $31,280 plus legal fee reimbursement, and court costs reimbursed. The total award was $47,568. Since that time, the number has grown to $51,387. On April 25, 2016, the Company made a $15,000 payment to Cherry Baekert towards this outstanding amount. Therefore, the remaining balance is now $36,387. In addition, Cherry Baekert, as a good faith measure, granted the Company until June 30, 2016 to pay the balance. There can be no guarantees that the Company will be able to meet that deadline.

Appointment of Mr. Keith M. Berman to the Board of Directors

On April 15, 2016, the Company appointed Mr. Keith M. Berman as a member of the Company’s Board of Directors. Mr. Berman will serve as an independent director and with this appointment, The Company’s Board of Directors is now comprised of five members, four of which the Company believes qualify as independent directors under the regulations of the Securities and Exchange Commission. Currently, Mr. Berman serves as the Principal Executive Officer, Secretary and a member of the Board of Directors of Decision Diagnostics Corp. (OTC PINK: DECN).

Specifically, Mr. Berman will leverage his vast experience and knowledge in the life sciences space to assist the Company in its potential merger and acquisition activities. In addition, Mr. Berman has important experience in prosecuting major corporate litigation as he has been instrumental in Decision Diagnostics’ litigation against a major U.S. based pharmaceutical company.

Private Placement – April 18, 2016

On April 18, 2016, the Company completed an equity private placement for $105,500 to date comprised of accredited individual investors as well as one institutional investor. The terms of this private placement are as follows: $0.004 per share of common stock with a related three year warrant for 40% of each share of common stock purchased at an exercise price of $0.01 per share. The warrants require the investors to pay cash to exercise the warrants and do not allow for cashless exercise. All shares to be issued will be “restricted securities” as such term is defined by the Securities Act of 1933, as amended. The Company collected $7,500 of this in March 2016, and the remaining funds in April 2016 at the time the shares and warrants were issued.

The proceeds from this private placement will be used for working capital purposes, most specifically to fund the Company’s ongoing litigation against Cowan Gunteski Co. P.A., and settle some outstanding obligations and establish new business opportunities for the Company.

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

Employees

As of March 31, 2015, we had a total of two consultants devoting substantially full-time services to the Company.

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

We were formed on April 8, 2001 and have reported annual net losses since inception. For our years ended March 31, 2015 and 2014, we experienced net losses of $5,088,956 and $12,168,772, respectively. We used cash in operating activities of $1,844,519 and $1,919,415 in 2015 and 2014, respectively. As of March 31, 2015, we had an accumulated deficit of $49,243,640.

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

We are an early development stage company and we expect to incur substantial additional operating expenses over the next several years as our research, development, pre-clinical testing, regulatory approval and clinical trial activities increase. The amount of our future losses and when, if ever, we will achieve profitability are uncertain. We have no products that have generated any material commercial revenue and do not expect to generate significant revenues from the commercial sale of our products in the near future, if ever. Our ability to generate revenue and achieve profitability will depend on, among other things, the following:

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

As of March 31, 2015, our available cash balance was $209,098. We will need to raise additional funds to pay outstanding vendor invoices and execute our business plan. Our future cash flows depend on our ability to market and sell our common stock and into sublicensing. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us.

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

We have and may continue to experience substantial dilution. On July 27, 2015, our stockholders voted to amend our articles of incorporation to increase the number of authorized shares of common stock we may issue from 1,000,000,000 to 2,500,000,000 shares of common stock with a par value of $0.001. As such, our Board of Directors may choose to issue some or all of such shares to acquire one or more companies or properties and to fund our overhead and general operating requirements. The issuance of any such shares may reduce the book value per share and may contribute to a reduction in the market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will reduce the proportionate ownership and voting power of all current stockholders. Further, such issuance may result in a change of control of our corporation.

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

The medical marketplace is subject to extensive and rigorous regulation by the U.S. Food and Drug Administration pursuant to the Federal Food, Drug, and Cosmetic Act, by comparable agencies in foreign countries and by other regulatory agencies and governing bodies. Under the Federal Food, Drug, and Cosmetic Act and associated regulations, manufacturers of medical devices must comply with certain regulations that cover the composition, labeling, testing, clinical study, manufacturing, packaging and distribution of medical devices. In addition, medical devices must receive U.S. Food and Drug Administration clearance or approval before they can be commercially marketed in the U.S., and the U.S. Food and Drug Administration may require testing and surveillance programs to monitor the effects of approved products that have been commercialized and can prevent or limit further marketing of a product based on the results of these post-market evaluation programs. The process of obtaining marketing clearance from the U.S. Food and Drug Administration for new products could take a significant period of time, require the expenditure of substantial resources, involve rigorous pre-clinical and clinical testing, require changes to the products and result in limitations on the indicated uses of the product. In addition, if we seek regulatory approval in non-U.S. markets, we will be subject to further regulatory approvals, that will require additional costs and resources. There is no assurance that we will obtain necessary regulatory approvals in a timely manner, or at all.

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

We currently do not have significant sales, marketing or distribution operations and will need to expand our expertise in these areas.

We currently do not have significant sales, marketing or distribution operations and, in connection with the expected commercialization of our system, will need to expand our expertise in these areas. To increase internal sales, distribution and marketing expertise and be able to conduct these operations, we would have to invest significant amounts of financial and management resources. In developing these functions ourselves, we could face a number of risks, including:

●	we may not be able to attract and build an effective marketing or sales force; and

●	the cost of establishing, training and providing regulatory oversight for a marketing or sales force may be substantial.

We experienced, and continue to experience, changes in its operations, which has placed, and will continue to place, significant demands on its management, operational and financial infrastructure.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company does not currently have any lease agreements for real property.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of May 18, 2016, 2016, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations except as set forth below:

On November 23, 2015, the Company had its arbitration date in Miami, Florida at the law office of Pollack, Pollack and Kogan against Cherry Baekert LLP (a consultant of the Company). This arbitration was concerning outstanding invoices of $31,280 that Cherry Baekert believed was owed from the Company pursuant to two separate engagement letters entered into in 2014. Prior to November 23, 2015, the Company had already paid $25,000 to Cherry Baekert pursuant to these above mentioned agreements.

The arbitrator, Lawrence Saichek, ruled against the Company on December 29, 2015 awarding Cherry Baekert the full $31,280 plus legal fee reimbursement, and court costs reimbursed. The total award was $47,568. Since that time, the number has grown to $51,387. On April 25, 2016, the Company made a $15,000 payment to Cherry Baekert towards this outstanding amount. Therefore, the remaining balance is now $36,387. In addition, Cherry Baekert, as a good faith measure, granted the Company until June 30, 2016 to pay the balance. There can be no guarantees that the Company will be able to meet that deadline.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Common Equity

Market Information

The Company’s common stock is traded on the OTC Bulletin Board under the symbol “TAUG.OB.” As of May 17, 2016, the Company’s common stock was held by 1,226 shareholders of record, which does not include shareholders whose shares are held in street or nominee name.

The following chart is indicative of the fluctuations in the stock prices:

	March 31, 2016
	High	Low

First Quarter	$0.006	$0.010
Second Quarter	$0.006	$0.001
Third Quarter	$0.005	$0.001
Fourth Quarter	$0.006	$0.002

	For the Years Ended March 31,
	2015		2014
	High	Low	High	Low

First Quarter	$0.05	$0.02	$0.11	$0.05
Second Quarter	$0.08	$0.02	$0.05	$0.02
Third Quarter	$0.02	$0.01	$0.03	$0.01
Fourth Quarter	$0.02	$0.01	$0.11	$0.01

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

SUBSEQUENT EVENTS

Common Stock Issuances

Subsequent to March 31, 2015, the Company issued additional shares of common stock as follows: (i) 29,188,403 shares in connection with the Company’s amended stock purchase agreement with Hanover I; (ii) 264,125,000 shares to consultants and board members; and (iii) 27,500,000 shares for a financing fee related to a convertible debenture issuance.

Escrow Agreement – April 10, 2015

On April 10, 2015, the Company received $24,970 cash pursuant to a settlement and assignment agreement between a director of the Company and a stockholder.

Typenex Settlement Agreement

On June 1, 2015, the Company and Typenex entered into a Settlement Agreement (the “Agreement”) whereby both the Company and Typenex have agreed to settle all claims and obligations under the January 16, 2015 settlement agreement (the “Prior Settlement Agreement”) in consideration of the Company paying Typenex the amount of $230,000. Through the date of the Agreement Typenex earned approximately $169,000 in net sales proceeds from the sale of shares issued under the Prior Settlement Agreement.

Security Purchase Agreement – Accredited Investors

On June 1, 2015, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with various accredited investors for the sale of certain debentures with aggregate gross proceeds to the Company of $133,000. Pursuant to the terms of the agreement, the investors were granted 13,300,000 shares of Company common stock for a commitment fee. These shares have not yet been issued. Additionally, the Company was required to repay the amounts raised under the Purchase Agreement prior to December 1, 2015 except as described below. The Purchase Agreement provides the Company with the following prepayment options: (i) if prepaid prior to August 31, 2015, the Company must pay each investor the amount invested plus a 10% premium and (ii) if prepaid after August 31, 2015 but prior to December 1, 2015, the Company must pay each investor the amount invested plus a 20% premium. In the event the Company has not repaid the amounts as described above, on December 1, 2015 the Company has the option to convert all amounts raised under the Purchase Agreements into shares of common stock based on a 20% discount to the Company’s VWAP (as defined in the Purchase Agreement) for the three Trading Days (as defined in the Purchase Agreement) prior to December 1, 2015. Excluding the 13,300,000 commitment shares, in May 2016 the Company agreed to issue 33,900,000 shares of its common stock to settle all obligations under these Purchase Agreements.

Security Purchase Agreement – Union Capital, LLC

On June 1, 2015 the Company entered into a Securities Purchase Agreement (the “Union Purchase Agreement”) with Union Capital, LLC (“Union”) for the purchase of a 7% Convertible Redeemable Note in the principal amount of $104,000 with a maturity date of June 1, 2016 (the “Union Note”). The Company received gross proceeds of $100,000 under the Union Note. The Company granted Union 12,500,000 shares of Company common stock for a commitment fee in consideration of the Union Note. Pursuant to the terms of the Union Note, at any time Union may convert any principal and interest due to it at a 20% discount to the lowest closing bid price of Company common stock for the five trading days prior to the conversion notice. Additionally, the discount will be adjusted on a ratchet basis in the event the Company offers a more favorable discount rate or look-back period to a third party during the term of the Union Note. Union will not be allowed to convert into shares of common stock that would result in it beneficially owning more than 9.99% of the Company’s issued and outstanding common stock. The Company may prepay the amounts under the Union Note as follows: (i) if prepaid within ninety days, the Company must pay a 15% premium on all principal and interest outstanding and (ii) if prepaid after ninety days but before the one hundred and eighty-one day, the Company must pay a 30% premium on all principal and interest outstanding. The Company intends to use its best efforts to repay the Union Note within the first ninety days. The Company agreed to reserve 33,000,000 shares of its common stock to satisfy its obligations under the Union Note. This reserve will be increased to three times the number of share of common stock upon the approval of the Company’s stockholders of an increase in the number of authorized shares of common stock. The Company agreed to call a special meeting solely for such purpose with fifteen days of the Union Note.

Amendment to Certificate of Incorporation and Filing of Schedule 14A

On July 9, 2015, the Company’s Board of Directors (“BOD”) approved an amendment to the Company’s Articles of Incorporation to increase the Company’s authorized common stock from 1,000,000,000 to 2,500,000,000 shares and on July 17, 2015, the Company filed Schedule 14A with the Securities and Exchange Commission calling for a special meeting of the stockholders to be held on July 27, 2015 to approve the amendment.

On July 27, 2015 the Company’s stockholders approved an increase in the number of authorized shares of common stock of the Company from 1,000,000,000 to 2,500,000,000 at its Special Meeting of Stockholders held on July 27, 2015 at the Law Offices of Nixon Peabody LLP in Midtown Manhattan (the “Special Meeting”). At the Special Meeting, there were 480,655,929 shares of common stock represented either by proxy or in person of the 929,825,933 shares of common stock entitled to vote, constituting a quorum. Of those shares, there were 433,331,977, or 90.2%, that voted in favor of the proposal recommended by the Board of Directors. The remaining votes were cast either against or as abstentions regarding the proposal.

Resignation and Separation Agreement – Stella Sung

On July 9, 2015, Dr. Sung submitted her resignation as a member of the Company’s BOD and as CEO and CFO of the Company. Dr. Sung received a payment of $41,500, which constituted a one-time separation payment of $20,000, accrued salary of $14,000 and expense reimbursements of $7,500.

Appointment of Seth Shaw and Ghalia Lahlou

Simultaneously with Dr. Sung’s resignation, the BOD appointed Seth M. Shaw as the Chairman of the BOD and the Company’s new CEO and Ghalia Lahlou as its new interim CFO. Compensation arrangements for Mr. Shaw have not been determined at this time. Ms. Lahlou will receive annual compensation of $96,000.

Resignation of Dr. Michael Brennan

On July 10, 2015, Michael Brennan, MD, PhD submitted his resignation as a member of the Company’s BOD.

Convertible Debenture Agreement – Group 10 Holdings LLC

On July 16, 2015, the Company entered into an $80,000 20% OID convertible debenture with Group 10 Holdings LLC.

PCAOB Censure of Cowan Gunteski & Co. LLC

On July 23, 2015, The Public Company Accounting Oversight Board (“Board” or “PCAOB”) censured the registered public accounting firm Cowan, Gunteski & Co., P.A. (“Cowan” or the “Firm”) and censured William Meyler, CPA (“Meyler”). The Board imposed these sanctions on the basis of its findings concerning the Firm’s and Meyler’s (collectively, “Respondents”): (1) violations of Section 10A(j) of the Securities Exchange Act of 1934 (“Exchange Act”), Exchange Act Rule 10A-2, and PCAOB rules and standards. Cowan was the predecessor independent registered public accounting of the Company. As a result of this censure, the Company was forced to have their consolidated financial statements re-audited by a new independent registered public accounting firm.

Delisting from the OTCQB Exchange

On July 31, 2015, shares of the Company were delisted from the OTCQB Exchange to OTC Pink Limited Information Tier. On July 23, 2015 (via the PCAOB Public Censure), the Company became aware that the Company’s predecessor audit firm, Cowan, Gunteski & Co P.A. (the “Predecessor Audit Firm”) violated Securities and Exchange Commission (“SEC”) Regulation SX, Rule 2-01 as well as certain standards with respect to the PCAOB independence rules with respect to the Predecessor Audit Firm’s audit report with respect to the Company year ended March 31, 2014 financial statements (the “Order”). Specifically the Predecessor Audit Firm failed to adhere to the SEC regulations with respect to the partner rotation rules. These rules require that the engagement partner as well as the quality concurring reviewer must be rotated off of the engagement for 5 years (cooling off period) after engaged in those roles for a period of 5 years. The Predecessor Audit Firm did not do this.

As a result of the non-compliance with the SEC regulations, on the morning of Thursday, July 30, 2015, the Company petitioned the OTC Markets in writing to extend the existing seven day OTCQB listing extension by a total of 60 additional days until close of business October 5, 2015. The OTC Markets panel denied the request and notified the Company it would be moved from the OTCQB to the OTC Pink Limited Information category effective at market open Friday July 31, 2015.

Disposal of Natural Wellness Business

On August 11, 2015 the Company formally divested (discontinued) its Natural Wellness Business. The business mainly consisted of a CBD infused topical lotion called TopiCanna as well as a line of Cannabis Complement products that were intended to compliment individuals who were consistently using medicinal cannabis related product. On August 11, 2015, the Company sold the balance of its inventory of TopiCanna and Cannabis Complement products for a one-time cash payment of $20,462. As a result of the disposal of this business, the Company reported a loss on disposal of $229,904, as reflected in the chart below:

TAURIGA SCIENCES, INC. AND SUBSIDIARY

BALANCE SHEET FROM DISCONTINUED OPERATIONS

	March 31, 2015	March 31, 2014

Assets of discontinued operations	$209,442	-

Liabilities of discontinued operations	-	-

TAURIGA SCIENCES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF DISCONTINUED OPERATIONS

	For the Years Ended
	March 31,
	2015	2014

Revenues	$96,161	$-
Cost of goods sold	41,802	-

Gross profit	54,359	-

Operating expenses
General and administrative	178,002	-
Impairment of notes receivable	-	-
Impairment of license agreements	-	-
Impairment of patents	-	-
Depreciation and amortization expense	1,757	-
Total operating expenses	179,759	-

Loss from discontinued operations	$(125,400)	-

In addition, the pro-forma effect of the disposal on the consolidated financial statements for the years ended March 31, 2015 and 2014, assuming the transaction occurred as of April 1, 2013 is reflected in the chart below:

TAURIGA SCIENCES, INC. AND SUBSIDIARY

Loss on disposal of Natural Wellness (subsidiary)

Cash	$87,894
Inventory, at cost	90,987
Prepaid Expenses	21,219
Property and equipment, net	9,342
Cash received for sale of inventory	20,462
Loss on disposal of continuing operations	$229,904

Non-convertible Debt Financing – Alternative Strategy Partners PTE Ltd.

On September 30, 2015, the Company entered into a debt facility of $180,000 in non-convertible debt financing from Singapore-based institutional investor Alternative Strategy Partners PTE Ltd. (“ASP”). The debt carries a fixed interest rate per annum of 11.50% (“the Designated Rate”) payable in full by December 23, 2015 (“the Maturity Date”). Both parties have discussed the possibility of amending terms, if necessary, under the assumption that both parties mutually agree to such amendment. The Company received cash from the note of $90,000 ($75,000 wired directly to the Company and $15,000 wired directly from ASP to compensate a consultant).

The balance of this $180,000 or the other $90,000 was wired directly to a Japanese based consumer product firm called Eishin, Inc.

The Company had entered into an agreement to acquire common shares equivalent to 20.1% of Eishin Co., Ltd. (“Eishin”), a high growth Japan-based company focusing on providing solutions to improve automobile combustion efficiency. “Eco-Spray”, Eishin’s key product made from 100% natural ingredients, is distributed in numerous Asian markets including China, Japan, Korea, India, UAE, Bangladesh, Cambodia, Philippines and Myanmar, and is currently being tested for expansion in North America. The Company has agreed to make an investment in Eishin for a total of $180,000, of which half was paid on October 1, 2015 and the remainder to be paid by the end of October 31, 2015.

The Company has not received any type of default notice with respect to this $180,000 non-convertible debenture. Additionally, the Company has not received any shares in Eishin Co., Ltd. up to this point. The Company is currently in discussions with ASP to amend the original terms of this non-convertible debenture, specifically to reduce the face value of this note from $180,000 to $90,000 and forgo receipt of any shares of Eishin Co., Ltd.

Lastly on October 9, 2015, ASP Managing Director (Yuhi Horiguchi) notified the Company via email that any and all warrants that had been previously mentioned in the $180,000 note were fully cancelled. So there are no warrants in existence, in accordance with this $180,000 non-convertible debenture. Nor have there been any defaults that ASP has notified the Company.

Lawsuit Filed Against Cowan Gunteski & Co. PA

On November 4, 2015, the Company filed a lawsuit against its predecessor audit firm Cowan Gunteski & Co. PA in Federal Court — Southern District Florida (Miami, Florida). The case alleges, among other things, that Cowan Gunteski committed malpractice with respect to the audit of the Company’s FY 2014 financial statements (as illustrated in the PCAOB Public Censure of July 23, 2015) and then misrepresented to the Company with respect about its ability to re-issue an independent opinion for FY 2014 financial statements. On July 31, 2015, the Company was delisted from the OTCQB Exchange to the OTC Pink Limited Information Tier due to its inability to file its FY 2015 Form 10K. The lawsuit was expected by the Company and its counsel to take up to 18 months to complete, from the date it was filed (November 4, 2015).

The Company in its lawsuit seeks damages against Cowan Gunteski (and its malpractice insurance policy) exceeding $3,000,000. There is no guarantee that the Company will be successful in this lawsuit.

Subsequent to the filing of the lawsuit, the Company was notified that the lawsuit was temporarily suspended so that the Company and Cowan can attempt to mediate this case. On December 30, 2015, the Company was notified that Daniel F. Kolb was appointed as the mediator.

Mediation commenced on February 3, 2016. During these efforts, the Company had been offered settlement amounts, but none that have been satisfactory.

On March 22, 2016 the Company decided that its good faith efforts to settle its ongoing litigation with Cowan Gunteski & Co. P.A. have proven unsuccessful. Therefore, the Board of Directors of the Company unanimously agreed to proceed to trial. The case is expected to proceed in Federal District Court — Southern District Florida (Miami, Florida) with an expectation that the venue will be challenged. The Company is continuing to seek the assistance of independent experts, to help ascribe dollar amounts for certain damages suffered by the Company (“provable damages”). At this point in time, the Company has realized out of pocket cash losses and debts (inclusive of liquidated damages) that exceed $850,000. Additional potential damages include but are not limited to: inability to properly maintain Pilus Energy’s Intellectual Property (“Pilus IP”), the July 31, 2015 delisting of the Company shares from OTCQB to Pink Sheets, loss of market capitalization (“market cap”), loss of trading liquidity (“trading volume”), and loss of substantial business opportunities. In aggregate the Company intends to seek monetary award(s), during trial, in excess of $3,000,000. That figure is expected to continually increase as additional time lapses.

On May 10, 2016, the Company was notified of an Order Reopening Case, Scheduling Order for Pretrial Conference set for December 7, 2016 before Judge Robin L. Rosenberg, Trial set for January 23, 2017 in West Palm Beach Division, and a Calendar Call set for January 18, 2017.

Arbitration – Cherry Baekert LLP

On November 23, 2015, the Company had its arbitration date in Miami, Florida at the law office of Pollack, Pollack and Kogan against Cherry Baekert LLP (a consultant of the Company). This arbitration was concerning outstanding invoices of $31,280 that Cherry Baekert believed was owed from the Company pursuant to two separate engagement letters entered into in 2014. Prior to November 23, 2015, the Company had already paid $25,000 to Cherry Baekert pursuant to these above mentioned agreements.

The arbitrator, Lawrence Saichek, ruled against the Company on December 29, 2015 awarding Cherry Baekert the full $31,280 plus legal fee reimbursement, and court costs reimbursed. The total award was $47,568. Since that time, the number has grown to $51,387. On April 25, 2016, the Company made a $15,000 payment to Cherry Baekert towards this outstanding amount. Therefore, the remaining balance is now $36,387. In addition, Cherry Baekert, as a good faith measure, granted the Company until June 30, 2016 to pay the balance. There can be no guarantees that the Company will be able to meet that deadline.

Appointment of Mr. Keith M. Berman to the Board of Directors

On April 15, 2016, the Company appointed Mr. Keith M. Berman as a member of the Company’s Board of Directors. Mr. Berman will serve as an independent director and with this appointment, The Company’s Board of Directors is now comprised of five members, four of which the Company believes qualify as independent directors under the regulations of the Securities and Exchange Commission. Currently, Mr. Berman serves as the Principal Executive Officer, Secretary and a member of the Board of Directors of Decision Diagnostics Corp. (OTC PINK: DECN).

Specifically, Mr. Berman will leverage his vast experience and knowledge in the life sciences space to assist the Company in its potential merger and acquisition activities. In addition, Mr. Berman has important experience in prosecuting major corporate litigation as he has been instrumental in Decision Diagnostics’ litigation against a major U.S. based pharmaceutical company.

Private Placement – April 18, 2016

On April 18, 2016, the Company completed an equity private placement for $105,500 to date comprised of accredited individual investors as well as one institutional investor. The terms of this private placement are as follows: $0.004 per share of common stock with a related three year warrant for 40% of each share of common stock purchased at an exercise price of $0.01 per share. The warrants require the investors to pay cash to exercise the warrants and do not allow for cashless exercise. All shares to be issued will be “restricted securities” as such term is defined by the Securities Act of 1933, as amended. The Company collected $7,500 of this in March 2016, and the remaining funds in April 2016 at the time the shares and warrants were issued.

The proceeds from this private placement will be used for working capital purposes, most specifically to fund the Company’s ongoing litigation against Cowan Gunteski Co. P.A., and settle some outstanding obligations and establish new business opportunities for the Company.

COMPARISON OF THE YEAR ENDED MARCH 31, 2015 TO THE YEAR ENDED MARCH 31, 2014

Results of Operations

Revenue. We are currently developing our business and as a result we have not developed a material or consistent pattern of revenue generation. For the year ended March 31, 2015, we generated revenue and gross profit of $96,161 and $54,359, respectively, as compared to no revenue for the year ended March 31, 2014.

The revenue was generated from our natural wellness cannabis compliment line launched in August of 2014, which as noted above was discontinued in August 2015. Additionally, the Company is continuing its efforts to commercialize Pilus Energy, although there can be no guaranty such efforts will result in material revenue production.

Operating Expenses:

General and Administrative Expenses

For the year ended March 31, 2015, general and administrative expenses were $3,882,347 ($2,176,163 related to stock-based compensation) compared to $6,142,174 ($4,034,370 related to stock-based compensation) for the same period in 2014. This decrease of $2,259,827 was primary attributable to a decrease in stock-based compensation.

Other

For the year ended March 31, 2014, we incurred a charge of $1,355,988 for the impairment of license agreements and $1,791,460 for the impairment of patents. For the year ended March 31, 2015, we incurred an additional charge of $100,000 relating to additional impairments of license agreements.

Net Loss. We generated net losses of $5,088,956 for the year ended March 31, 2015 compared to $12,168,772 for the same period in 2014.

Liquidity and Capital Resources

General. At March 31, 2015, we had cash and cash equivalents of $209,098. We have historically met our cash needs through a combination of proceeds from private placements of our securities, loans and convertible notes. Our cash requirements are generally for selling, general and administrative activities. We believe that our cash balance is not sufficient to finance our cash requirements for expected operational activities, capital improvements, and partial repayment of debt through the next 12 months.

Our operating activities used cash of $1,844,519 for the year ended March 31, 2015, and we used cash in operations of $1,919,415 during the same period in 2014. The principal elements of cash flow from operations for the year ended March 31, 2015 included our net loss of $$5,088,956, offset by stock-based compensation of $2,176,163, share liability of $600,000 and financing expense related to a warrant issuance of $458,177.

Cash used in investing activities during the year ended March 31, 2015 was $40,251 compared to $694,707 during the same period in 2014. The decrease was primarily due to decreases in purchases of intangible assets ($293,750) and deferred acquisition costs ($395,823).

Cash generated in our financing activities was $1,229,167 for the year ended March 31, 2015, compared to cash generated of $3,276,613 during the comparable period in 2014. This decrease was primarily attributed to a reduction of proceeds from convertible debentures ($2,173,372) and notes payable ($136,425) of $$2,309,797, which was offset by the increase in proceeds from a warrant exercise of $250,000.

As of March 31, 2015, current liabilities exceeded our current assets by $1,320,072. Current assets decreased from $897,961 at March 31, 2014 to $333,355 at March 31, 2015. The decrease was primarily attributable to a decrease in cash ($603,809) offset by an increase in inventory ($90,987). Current liabilities decreased from $2,885,292 at March 31, 2014 to $1,678,713 at March 31, 2015. The decrease in liabilities was primarily attributable to decreases in derivative liability ($1,581,119) and convertible notes to financial institutions ($263,917) offset by an increase in share liability of $495,856.

	For the years ended
	March 31,
	2015	2014

Cash used in operating activities	$(1,844,519)	$(1,919,415)
Cash used in investing activities	(40,251)	(694,707)
Cash provided by financing activities	1,229,167	3,276,613
Foreign currency translation effect	51,794	7,382

Net changes to cash (net of foreign currency translation effect)	$(603,809)	$669,873

Going Concern

As indicated in the accompanying consolidated financial statements, the Company has incurred net operating losses of $5,088,956 and $12,168,772 for the years ended March 31, 2015 and 2014, respectively. Management’s plans include the raising of capital through equity markets to fund future operations and cultivating new license agreements or acquiring ownership in technology companies. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses, acquire new license agreements or ownership interests in medical companies and generate adequate revenues, there can be no assurances that the revenues will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. However, the accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Contractual Obligations

Not Applicable

Off-Balance Sheet Arrangements

As of March 31, 2015, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Recent Accounting Pronouncements

In February 2016, FASB issued ASU 2016-02, Leases (Topic 842). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. The new guidance will be effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period and is applied retrospectively. Early adoption is permitted. We are currently in the process of assessing the impact the adoption of this guidance will have on the Company’s consolidated financial statements.

In August 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-15, “Presentation of Financial Statements—Going Concern” (“ASU No. 2014-15”). The provisions of ASU No. 2014-15 require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this ASU are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company is currently assessing the impact of this ASU on the Company’s consolidated financial statements.

In August 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements – Going Concern, that outlines management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The amendment is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company is currently assessing the impact that this standard will have on its consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation” (ASU 2014-10). ASU 2014-10 removes all incremental financial reporting requirements regarding development-stage entities, including the removal of Topic 915 from the FASB Accounting Standards Codification. In addition, ASU 2014-10 adds an example disclosure in Risks and Uncertainties (Topic 275) to illustrate one way that an entity that has not begun planned operations could provide information about risks and uncertainties related to the company’s current activities. ASU 2014-10 also removes an exception provided to development-stage entities in Consolidations (Topic 810) for determining whether an entity is a variable interest entity. Effective with the first quarter of our fiscal year ended March 31, 2015, the presentation and disclosure requirements of Topic 915 will no longer be required. The revisions to Consolidation (Topic 810) are effective the first quarter of our fiscal year ended March 31, 2017. The Company early adopted the provisions of ASU 2014-10 effective for the year ended March 31, 2015.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (Topic 606) (ASU 2014-09), which supersedes the revenue recognition requirements in ASC Topic 605, “Revenue Recognition”, and most industry-specific guidance. ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The amendments in ASU 2014-09 will be applied using one of two retrospective methods. The effective date will be the first quarter of our fiscal year ended March 31, 2018. We have not determined the potential effects on our consolidated financial statements.

There are several other new accounting pronouncements issued or proposed by the FASB. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial position or operating results.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Tauriga Sciences, Inc.

Danbury, Connecticut

We have audited the accompanying consolidated balance sheets of Tauriga Sciences, Inc. (the “Company”) as of March 31, 2015 and 2014, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tauriga Sciences, Inc. as of March 31, 2015 and 2014, and the results of its consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years ended March 31, 2015 and 2014 in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has sustained significant operating losses and needs to obtain additional financing or restructure its current obligations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KBL, LLP

New York, NY

May 20, 2016

TAURIGA SCIENCES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(IN US$)

	March 31,
	2015	2014
		(Restated*)
ASSETS
Current assets:
Cash	$209,098	$812,907
Inventory	90,987	-
Investment - available for sale security	4,063	62,500
Prepaid expenses and other current assets	29,207	22,554
Total current assets	333,355	897,961

Property and equipment, net	25,286	24,616

Other assets:
Deferred financing fees	-	34,014

Total assets	$358,641	$956,591

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Notes payable to individuals	$48,775	$56,425
Convertible notes to financial institutions	-	263,917
Accounts payable	272,063	294,855
Accrued interest	14,431	26,107
Accrued expenses	271,216	289,930
Accrued professional fees	486,372	372,939
Liability for common stock to be issued	495,856	-
Derivative liability	90,000	1,581,119
Total current liabilities	1,678,713	2,885,292

Commitments and contingencies	-	-

Stockholders’ deficit:
Common stock, par value $0.00001; 1,000,000,000 shares authorized, 899,007,530 and 647,071,126 issued and outstanding at March 31, 2015 and 2014, respectively	8,990	6,470
Additional paid-in capital	48,150,896	42,400,892
Accumulated deficit	(49,243,640)	(44,154,684)
Accumulated other comprehensive loss	(236,318)	(181,379)
Total stockholders’ deficit	(1,320,072)	(1,928,701)

Total liabilities and stockholders’ deficit	$358,641	$956,591

* See Note 14

See accompanying notes to consolidated financial statements.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(IN US$)

	For the Years Ended
	March 31,
	2015	2014
		(Restated*)
Revenues	$96,161	$-
Cost of goods sold	41,802	-

Gross profit	54,359	-

Operating expenses
General and administrative	3,882,347	6,142,174
Impairment of notes receivable	175,100	-
Impairment of license agreements	100,000	1,355,988
Impairment of patents	-	1,791,460
Depreciation and amortization expense	11,286	111,304
Total operating expenses	4,168,733	9,400,926

Loss from operations	(4,114,374)	(9,400,926)

Other income (expense)
Interest expense	(186,693)	(572,571)
Financing expense	(1,131,514)	-
Change in derivative liability	343,625	(1,409,877)
Terminated acquisition costs	-	(395,823)
Amortization of debt discount	-	(68,575)
Loss on conversion of debt	-	(321,000)

Total other income (expense) - net	(974,582)	(2,767,846)

Net loss	(5,088,956)	(12,168,772)

Other comprehensive income (loss)
Change in unrealized loss on available for sale security	(58,437)	(187,500)
Foreign currency translation adjustment	3,498	6,121
Total other comprehensive income (loss)	(54,939)	(181,379)

Comprehensive loss	$(5,143,895)	$(12,350,151)

Net loss per share - Basic and diluted	$(0.01)	$(0.03)

Weighted average common shares outstanding - Basic and diluted	786,403,218	349,147,736

* See Note 14

See accompanying notes to consolidated financial statements.

TAURIGA SCIENCES, INC. AND SUBSDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN US$)

	For the Years Ended
	March 31,
	2015	2014
		(Restated*)
Cash flows from operating activities
Net loss	$(5,088,956)	$(12,168,772)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation	2,176,163	4,034,370
Impairment of patents	-	1,791,460
Impairment of note receivable	175,100	-
Impairment of license agreements	-	1,355,988
Note payable discount amortization	-	68,575
Depreciation and amortization	11,286	111,304
Loss on conversion of debt	-	321,000
Issuance of a warrant for financing expense	458,175	-
Issuance of stock for financing expense	103,947	-
Amortization of deferred financing costs	34,014	123,986
Accretion on convertible notes payable	70,022	364,545
Change in derivative liability	(343,625)	1,409,877
Costs of terminated acquisition	-	395,823
Share liability	600,000	-
Decrease (increase) in assets
Inventory	(90,987)	-
Other receivables	-	7,906
Prepaid expenses	(34,308)	21,980
Increase (decrease) in liabilities
Accounts payable	(22,791)	77,799
Accrued interest	12,722	68,889
Accrued expenses	(18,714)	141,582
Accrued professional fees	113,433	(45,727)
Cash used in operating activities	(1,844,519)	(1,919,415)

Cash flows from investing activities
Purchase of equipment	(11,956)	(5,134)
Purchase of intangible assets	-	(293,750)
Deferred acquisition costs	(28,295)	(395,823)
Cash used in investing activities	(40,251)	(694,707)

Cash flows from financing activities
Proceeds from notes payable	-	136,425
Payment for financing costs	-	(23,000)
Proceeds from the sale of common stock	1,118,500	989,816
Proceeds from convertible debentures	-	2,173,372
Payment of convertible debenture	(83,333)	-
Proceeds from warrant exercise	250,000	-
Commissions paid on sales of common stock	(56,000)	-
Cash provided by financing activities	1,229,167	3,276,613

Foreign currency translation effect	51,794	7,382
Net increase (decrease) in cash	(603,809)	669,873

Cash, beginning of period	812,907	143,034
Cash, end of period	$209,098	$812,907

* See Note 14

See accompanying notes to consolidated financial statements.

TAURIGA SCIENCES, INC. AND SUBSDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN US$)

	For the Years Ended
	March 31,
	2015	2014
		(Restated*)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest Paid	$-	$-
Taxes Paid	$-	$-

NON CASH ITEMS
Conversion of convertible debentures to common Stock	$1,473,196	$2,607,759
Conversion of accrued interest to common stock	$24,398	$50,786
Issuance of common stock for license common stock agreement	$100,000	$-
Available for sale security received as payment for deferred commercialization costs	$100,000	$-
Issuance of common stock for share liability	$104,144	$-
Impairment of available for sale security	$58,437	$187,500
Issuance of common stock for cashless warrant exercise	$267	$-
Note receivable from terminated acquisition	$170,000	$-
Conversion of accounts payable to common stock	$-	$60,000
Purchase of intangible assets with common stock issuance of warrants	$-	$2,956,101
Issuance of common stock for investment in available for sale security	$-	$250,000
Issuance of common stock for deferred financing costs	$-	$135,000

* See Note 14

See accompanying notes to consolidated financial statements.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

For the years ended March 31, 2015 and 2014

(IN US$)

					Accumulated
			Additional		other	Total
	Number of		paid-in	Accumulated	comprehensive	stockholders’
	shares	Amount	capital	deficit	income (loss)	deficit

Balance at Apri1 1, 2013	226,449,077	$2,264	$31,000,267	$(31,985,912)	$(1,261)	$(984,642)

Issuance of shares to former chief financial officer at $0.02 to $0.07 per share	860,000	9	25,891			25,900
Issuance of shares for cash at $0.03 to $0.06 per share	36,644,631	366	989,450			989,816
Issuance of shares to chief executive officer and former CEO at $0.02 to $0.09 per share	31,720,000	318	995,583			995,901
Issuance of shares to convert convertible debt at $0.01 to $0.09 per share	191,604,392	1,916	2,750,220			2,752,136
Issuance of shares to consultants at $0.01 to $0.09 per share	140,945,200	1,409	2,753,972			2,755,381
Issuance of shares to finalize licensing agreement at $0.04	2,500,000	25	106,225			106,250
Issuance of shares to settle accounts payable at $0.04 per share	1,500,000	15	59,985			60,000
Issuance of shares for loan commitment fees at $0.02 to $0.03 per share	10,500,000	105	254,895			255,000
Issuance of shares for available for sale investments at $0.06 per share	4,347,826	43	249,957			250,000
Stock-based compensation			364,596			364,596
Strategic alliance warrant valuation			1,139,851			1,139,851
Warrant issued to acquire Pilus Energy, LLC			1,710,000			1,710,000
Impairment of available for sale securities					(187,500)	(187,500)
Foreign currency translation adkjustment					7,382	7,382
Net loss for the year ended March 31, 2014				(12,168,772)		(12,168,772)

Balance at March 31, 2014 (Restated*)	647,071,126	$6,470	$42,400,892	$(44,154,684)	$(181,379)	$(1,928,701)

* See Note 14

See accompanying notes to consolidated financial statements.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

For the years ended March 31, 2015 and 2014

(IN US$)

					Accumulated
			Additional		other	Total
	Number of		paid-in	Accumulated	comprehensive	stockholders’
	shares	Amount	capital	deficit	income (loss)	deficit

Issuance of shares for cash at $0.01 to $0.06 per share	69,175,657	692	1,117,808			1,118,500
Issuance of shares to chief executive officer at $0.01 to $0.07 per share	4,200,000	42	118,958			119,000
Issuance of shares to convert convertible debt at $0.01 to $0.09 per share	61,726,433	617	1,496,977			1,497,594
Issuance of shares to consultants at $0.01 to $0.07 per share	40,255,837	403	298,720			299,123
Issuance of shares for fee to convert convertible debenture at $0.04	1,250,000	12	49,988			50,000
Issuance of shares for additional financing costs at $0.02	2,697,369	27	53,920			53,947
Issuance of shares for warrant exercised at $0.01 per share	12,211,400	122	249,878			250,000
Issuance of shares for settlement agreement at $0.01 per share	20,000,000	200	103,944			104,144
Issuance of shares for license agreement at $0.01 per share	10,869,565	109	99,891			100,000
Issuance of shares for cashless warrant exercise	26,660,143	267	(267)			-
Stock-based compensation vesting			1,758,012			1,758,012
Issuance of a warrant for financing expense			458,175			458,175
Commissions on sales of common stock	2,890,000	29	(56,000)			(55,971)
Impairment of available for sale securities					(58,437)	(58,437)
Foreign currency translation adjustment					3,498	3,498
Net loss for the year ended March 31, 2015				(5,088,956)		(5,088,956)

Balance at March 31, 2015	899,007,530	$8,990	$48,150,896	$(49,243,640)	$(236,318)	$(1,320,072)

See accompanying notes to consolidated financial statements.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF OPERATIONS

Nature of Business

The Company, prior to December 12, 2011, was involved in the business of exploiting new technologies for the production of clean energy. The Company was then moving in the direction of a diversified biotechnology company. The mission of the Company is to evaluate potential acquisition candidates operating in the life sciences technology space. The Company’s revenue in fiscal 2015 was generated from its natural wellness cannabis complement line launched in August 2014.

The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding, success in developing and marketing its products and the level of competition.

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

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On October 29, 2013, the Company entered into a strategic alliance with Bacterial Robotics, LLC (Bacterial Robotics). Bacterial Robotics owns certain patents and/or other intellectual property related to the development of genetically modified micro-organisms (GMOs) and GMOs tailored to perform one or more specific functions, one such GMO being adopted to clean polluting molecules from nuclear waste, such GMO being referred herein as the existing BactoBot Technology (the BR Technology). Bacterial Robotics is developing a whitepaper to deliver to the Company for acceptance. Upon acceptance by the Company, the parties will form a strategic relationship through the formation of a joint venture in which the Company will be the majority and controlling owner which will use the NuclearBot Technology to further the growth of the nuclear wastewater treatment market. The intent is for Bacterial Robotics to issue a 10-year license agreement. In connection with the strategic alliance agreement, the Company issued a warrant to purchase 75,000,000 shares of its common stock valued at $1,100,000 and paid an additional $50,000 in cash. The Company fully impaired this as of March 31, 2014, as there was no value in the agreement, and the Company would not pursue any of the technology associated with the patents.

On November 25, 2013, the Company executed a definitive agreement to acquire Pilus Energy, LLC (“Pilus”), an Ohio limited liability company and a developer of alternative cleantech energy platforms using proprietary microbial solutions that creates electricity while consuming polluting molecules from wastewater. Pilus is converging digester, fermenter, scrubber, and other proven technologies into a scalable Electrogenic Bioreactor (“EBR”) platform. This transformative technology is the basis of the Pilus Cell™. The EBR harnesses genetically enhanced bacteria, also known as bacterial robots, or BactoBots™, that remediate water, harvest direct current (“DC”) electricity, and produce economically important gases. The EBR accomplishes this through bacterial metabolism, specifically cellular respiration of nearly four hundred carbon and nitrogen molecules. Pilus’ highly metabolic bacteria are non-pathogenic. Because of the mediated biofilm formation, these wastewater-to-value BactoBots resist heavy metal poisoning, swings of pH, and survive in a 4-to-45 degree Celsius temperature range. Additionally, the BactoBots are anaerobically and aerobically active, even with low BOD/COD. On January 28, 2014, the acquisition was completed. Pilus will be a wholly-owned subsidiary of the Company. As a condition of the acquisition, Pilus will get one seat on the board of directors, and the shareholders of Pilus will receive a warrant to purchase 100,000,000 shares of common stock of the Company, which represented a fair market value of approximately $2,000,000. In addition, the Company paid Bacterial Robotics, LLC (“BRLLC”), formerly the parent company of Pilus, $50,000 on signing the memorandum of understanding and $50,000 at the time of closing. The only asset Pilus had on its balance sheet at the time of the acquisition was a patent. The Company determined that the value of the acquisition on January 28, 2014 would be equal to the value of cash paid to Pilus plus the value of the 100,000,000 warrants they issued to acquire Pilus. Through March 31, 2014, the Company amortized the patent over its estimated useful life, then on March 31, 2014, the Company conducted its annual impairment test and determined that the entire unamortized balance should be impaired as the necessary funding to further develop the patent was not available at that time.

On March 10, 2014, the Company entered into a definitive agreement to acquire California based Honeywood, LLC (“Honeywood”), a developer of a tropical medicinal cannabis product which is a therapeutic cream that currently sells in numerous dispensaries across the State of California. This definitive agreement was valid for a period of 120 days and the Company advanced to Honeywood approximately $175,000 in cash and incurred legal fees and other costs of approximately $249,000 through September 24, 2014. The Company wrote off all costs associated with this at March 31, 2014 and 2015 as the Company is not pursuing any operations that Honeywood has the technology for.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On July 15, 2014, the Company completed its acquisition of California-based medicinal cannabis firm Honeywood LLC, the formulator for Doc Green’s topical cannabis cream and for other products. Under terms of the completed acquisition agreement, Honeywood will operate as a wholly owned subsidiary of the Company. The final acquisition terms result in stakeholders of Honeywood receiving 15.5% of Tauriga Sciences non-diluted shares of common stock outstanding immediately prior to closing. Honeywood’s principals have the opportunity to collectively earn up to an additional aggregate equal to 10% of Tauriga’s common stock outstanding (utilizing the same initial Closing Date) upon achieving the following gross revenue based milestones: upon the generation and receipt of $2,000,000 USD of gross revenues derived strictly from the sale and licensing of Honeywood’s products, the three Honeywood principals shall each be issued either restricted stock or stock options equal to 1.6666% shares of Common Stock of Tauriga; upon the generation and receipt of an additional $2,000,000 USD ($4,000,000 USD total gross revenues by Honeywood), its three principals shall each be issued an additional 1.6666% shares of Common Stock of Tauriga (each such additional issuance to be set off the outstanding shares immediately prior to the Closing Date).

In connection with the Honeywood acquisition, the Company entered into employment agreements with three Honeywood executives effective upon closing. The agreements are for a term of three years and provide for monthly payments of $7,000 each, an aggregate of $21,000, and commissions based on new business generated, as defined in the agreements.

On September 24, 2014, the Company, Honeywood, and each of the Honeywood executives entered into an agreement to unwind the acquisition and the transactions entered into therewith, including a refund of certain advances made by the Company to Honeywood. As a result, the acquisition agreement and employment agreements with the Honeywood executives were terminated and Honeywood issued a secured promissory note to the Company in the amount of $170,000. The note is to be paid, together with interest thereon of 6% from October 1, 2014, in six quarterly installments commencing on March 31, 2015 and ending on June 30, 2016. The promissory note is secured by all of the assets of Honeywood, as defined in the security agreement. The Company and Honeywood also entered into a license agreement (See Note 9). The initial payment pursuant to the promissory note of $33,462 was due March 31, 2015 and was never paid. Based on the financial position of Honeywood, the Company believes that the potential legal costs to enforce its rights pursuant to the terms of the promissory note will be in excess of any compensation it will potentially receive and has deemed the promissory note worthless at March 31, 2015. An amount of $175,100, representing the principal balance of the note and accrued interest income of $5,100 has been recorded as a charge to operations at March 31, 2015.

Going Concern

As indicated in the accompanying consolidated financial statements, the Company has incurred net operating losses of $5,088,956 and $12,168,772 for the years ended March 31, 2015 and 2014, respectively. Management’s plans include the raising of capital through equity markets to fund future operations and cultivating new license agreements or acquiring ownership in technology companies. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses, acquire new license agreements or ownership interests in medical companies and generate adequate revenues, there can be no assurances that the revenues will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. However, the accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Consolidated Financial Statements

The consolidated financial statements include the accounts and activities of Tauriga Sciences, Inc. and its wholly-owned Canadian subsidiary, Tauriga Canada, Inc. All inter-company transactions have been eliminated in consolidation.

Revenue Recognition

Revenue is recognized when realized or realizable, and when the earnings process is complete, which is generally upon the shipment of products.

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

Cash Equivalents

For purposes of reporting cash flows, cash equivalents include investment instruments purchased with an original maturity of three months or less. At March 31, 2015, the Company had no cash at any financial institution which exceeded the total FDIC insurance limit of $250,000. At March 31, 2014, the Company had cash at two financial institutions, which exceeded the FDIC insured limit of $250,000. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

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

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible Assets

Intangible assets consisted of licensing fees and a patent prior to being impaired which were stated at cost. Licenses were amortized over the life of the agreement and patents were amortized over the remaining life of the patent at the date of acquisition.

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

Comprehensive Income (Loss)

The Company has adopted ASC 220 effective January 1, 2012 which requires entities to report comprehensive income (loss) within a continuous statement of comprehensive income.

Comprehensive income (loss) is a more inclusive financial reporting methodology that includes disclosure of information that historically has not been recognized in the calculation of net income (loss).

TAURIGA SCIENCES, INC. AND SUBSIDIARY

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

Research and Development

The Company expenses research and development costs as incurred. Research and development costs were $78,883 and $0 in the years ended March 31, 2015 and 2014, respectively.

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

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2015 and 2014. The respective carrying value of certain financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash, accounts payable and accrued expenses.

Derivative Financial Instruments

Derivatives are recorded on the consolidated balance sheet at fair value. The conversion features of the convertible debentures are embedded derivatives and are separately valued and accounted for on the consolidated balance sheet with changes in fair value recognized during the period of change as a separate component of other income/expense. Fair values for exchange-traded securities and derivatives are based on quoted market prices. The pricing model we use for determining fair value of our derivatives is the Monte Carlo Pricing Model. Valuations derived from this model are subject to ongoing internal and external verification and review. The model uses market-sourced inputs such as interest rates and stock price volatilities. Selection of these inputs involves management’s judgment and may impact net income. During the year ended March 31, 2015, the Company utilized an expected life ranging from 66 days to 325 days based upon the look-back period of its convertible debentures and notes and volatility in the range of 166% to 196%. During the year ended March 31, 2014, the Company utilized an expected life ranging from 180 days to 360 days based upon the look-back period of its convertible debentures and notes and volatility in the range of 89% to 172%.

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

As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by ASC 740 and concluded that the tax position of the Company does not meet the more-likely-than-not threshold as of March 31, 2015.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

In February 2016, FASB issued ASU 2016-02, Leases (Topic 842). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. The new guidance will be effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period and is applied retrospectively. Early adoption is permitted. We are currently in the process of assessing the impact the adoption of this guidance will have on the Company’s consolidated financial statements.

In August 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-15, “Presentation of Financial Statements—Going Concern” (“ASU No. 2014-15”). The provisions of ASU No. 2014-15 require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this ASU are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company is currently assessing the impact of this ASU on the Company’s consolidated financial statements.

In August 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements – Going Concern, that outlines management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The amendment is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company is currently assessing the impact that this standard will have on its consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation” (ASU 2014-10). ASU 2014-10 removes all incremental financial reporting requirements regarding development-stage entities, including the removal of Topic 915 from the FASB Accounting Standards Codification. In addition, ASU 2014-10 adds an example disclosure in Risks and Uncertainties (Topic 275) to illustrate one way that an entity that has not begun planned operations could provide information about risks and uncertainties related to the company’s current activities. ASU 2014-10 also removes an exception provided to development-stage entities in Consolidations (Topic 810) for determining whether an entity is a variable interest entity. Effective with the first quarter of our fiscal year ended March 31, 2015, the presentation and disclosure requirements of Topic 915 will no longer be required. The revisions to Consolidation (Topic 810) are effective the first quarter of our fiscal year ended March 31, 2017. The Company early adopted the provisions of ASU 2014-10 effective for the year ended March 31, 2015.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (Topic 606) (ASU 2014-09), which supersedes the revenue recognition requirements in ASC Topic 605, “Revenue Recognition”, and most industry-specific guidance. ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The amendments in ASU 2014-09 will be applied using one of two retrospective methods. The effective date will be the first quarter of our fiscal year ended March 31, 2018. We have not determined the potential effects on our consolidated financial statements.

There are several other new accounting pronouncements issued or proposed by the FASB. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial position or operating results.

Subsequent Events

In accordance with ASC 855 “Subsequent Events” the Company evaluated subsequent events after the balance sheet date.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – PROPERTY AND EQUIPMENT

The Company’s property and equipment is as follows:

	March 31, 2015	March 31, 2014	Estimated Life

Computers, office furniture and equipment	$55,942	$55,085	3-5 years
Technical equipment	11,099	—	5 years
Total	67,041	55,085
Less: accumulated depreciation	(41,755)	(30,469)

Net	$25,286	$24,616

Depreciation expense in the years ended March 31, 2015 and 2014 amounted to $11,286 and $8,901, respectively.

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

Breathe Ecig Corp.

On March 31, 2015, the Company entered into a license agreement with Breathe Ecig Corp. (“Breathe”) whereby the Company issued 10,869,565 shares of its common stock, valued at $100,000, to Breathe for certain licensing rights, as defined in the agreement. Amortization of the license fee will commence on April 1, 2015 over the two-year term of the agreement (See Note 9). As Breathe is worthless as of the date of this report, the Company has written off the entire $100,000 value as of March 31, 2015.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

License agreements consist of the cost of license fees with Breathe Ecig Corp. ($100,000), Green Hygienics, Inc. ($250,000) and Bacterial Robotics, LLC ($1,189,851) at March 31, 2015 and Green Hygienics, Inc. ($250,000) and Bacterial Robotics, LLC ($1,189,851) at March 31. 2014, which were both determined to be impaired as of March 31, 2014. An analysis of the cost is as follows:

	March 31, 2015	March 31, 2014	Estimated Life

Licensing fee	$1,539,851	$1,439,851	2-5 years
Less: accumulated amortization	83,863	83,863
	1,455,988	1,355,988
Net impairment	(1,455,988)	(1,355,988)
Balance	$—	$—

Patents:

Pilus Energy, LLC

The Company, through the acquisition of Pilus Energy on January 28, 2014, acquired a patent to develop cleantech energy using proprietary microbiological solution that creates electricity while consuming polluting molecules from wastewater. The cost of the patent and related amortization at March 31, 2015 and 2014 is as follows:

	Fair Value	Estimated Life

Cash advanced on signing the memorandum of understanding and closing agreement	$100,000	16.5 years
Fair value of the warrant for 100,000,000 shares of the Company’s common stock	1,710,000
Total	1,810,000
Less amortization in the year ended March 31, 2014	18,540
Net value at March 31, 2014 prior to impairment	$1,791,460
Impairment in the year ended March 31, 2014	1,791,460
Net value as of March 31, 2014	—
Activity - 2015	—
Net value as of March 31, 2015	$—

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – EMBEDDED DERIVATIVES – FINANCIAL INSTRUMENTS

The Company entered into several financial instruments, which consist of notes payable, containing various conversion features. Generally the financial instruments are convertible into shares of the Company’s common stock; at prices that are either marked to the volume weighted average price of the Company’s intended publicly traded stock or a static price determinative from the financial instrument agreements. These prices may be at a significant discount to market determined by the volume weighted average price once the Company completes its reverse acquisition with the intended publicly traded company. The Company for all intent and purposes considers this discount to be fair market value as would be determined in an arm’s length transaction with a willing buyer.

The Company accounts for the fair value of the conversion feature in accordance with ASC 815-15, Derivatives and Hedging; Embedded Derivatives, which requires the Company to bifurcate and separately account for the conversion features as an embedded derivative contained in the Company’s convertible debt and original issue discount notes payable. The Company is required to carry the embedded derivative on its balance sheet at fair value and account for any unrealized change in fair value as a component in its results of operations. The Company valued the embedded derivatives using eight steps to determine fair value under ASC 820. (1) Identify the item to be valued and the unit of account. (2) Determine the principal or most advantageous market and the relevant market participants. (3) Select the valuation premise to be used for asset measurements. (4) Consider the risk assumptions applicable to liability measurements. (5) Identify available inputs. (6) Select the appropriate valuation technique(s). (7) Make the measurement. (8) Determine amounts to be recognized and information to be disclosed.

As of March 31, 2015, the Company has recognized a derivative liability of $90,000 associated with the Class B warrants issued to Hanover Holdings I, LLC. These warrants have been completely exercised as of June 1, 2015. As of March 31, 2014, the value of the derivative liability associated with the convertible notes was $1,581,119.

NOTE 6 – CONVERTIBLE NOTES AND NOTES PAYABLE

Convertible Notes Payable Institutions

During the year ended March 31, 2014, the Company entered into a number (approximately 30) of convertible note debentures and recorded gross proceeds of $2,037,000 with interest rates ranging from 5% to 12%. All of the note agreements had conversion features which allow the note holder to convert the debenture into common stock of the Company. The conversion price, which is discounted, was based upon either the lowest trading price for a period ranging between 20 and 25 days prior to the date of the notice of conversion or an average of the previous 20 to 25 days prior to conversion. Due to the variable characteristic of the notes, the Company had concluded that a derivative liability existed at the date of issuance and accordingly had recorded a derivative liability for each note. During the year ended March 31, 2015, 14 notes were converted to common stock and one was paid in cash and as of March 31, 2015 there were no convertible notes outstanding and no derivative liability associated with any of the notes payable. As of March 31, 2014, fifteen convertible notes were outstanding. The balance of the convertible notes at March 31, 2014 was $263,917. The related derivative liability was $1,581,119 at March 31, 2014.

During the years ended March 31, 2015 and 2014, 61,726,433 and 191,604,392 shares of common shares, respectively were issued to convert $1,497,594 and $2,752,136 in convertible notes, derivative liabilities and accrued interest, respectively.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Convertible Notes Payable to Individuals

The Company at March 31, 2015 and 2014 has $48,775 and $56,425, respectively, of notes payable to individuals. The notes are convertible into common stock of the company at $0.025 per share. The interest rate is 8% per annum and the notes are unsecured. During the year ended March 31, 2015, three notes were converted to common stock.

Other

On October 19, 2012, the Company entered into a one year convertible promissory note agreement for $445,000 with JMJ Financial, a California based institutional investor. The note is non-interest bearing for the first 90 days and subsequent to that, the note has an interest rate of 5% per annum. The note, at the holder’s option, is convertible at $0.15 per share and if the price per share at the time of conversion is greater than $0.15 per share, on average for the previous 25 trading days, the conversion rate shall have a 25% discount, with the minimum price of $0.15 per share. The Company paid an origination fee of 200,000 shares of its common stock to secure the loan. On November 14, 2012, the Company received $150,000 and an additional $25,000 on March 27, 2013. The 25% discount created a beneficial conversion feature at the commitment date aggregating $37,500 representing a discount which is being accreted monthly from the issuance date of the note through maturity and is recorded as additional interest expense. At March 31, 2013, the loan balance was $106,425, net of unamortized discount of $68,575. On June 3, 2013 the Company issued 9,900,000 shares of its common stock to convert the note. Under the terms of the original agreement, approximately 4,125,000 shares were required to be issued. To entice the conversion, the Company issued an additional 5,775,000 shares resulting in a loss on conversion of $321,000 in the year ended March 31, 2014. The balance under this note as of March 31, 2015 and 2014 was $-0-.

Interest expense for the years ended March 31, 2015 and 2014 was $186,693 and $572,571, respectively. Accrued interest at March 31, 2015 and 2014 was $14,431 and $26,107, respectively.

NOTE 7 – RELATED PARTIES

On May 31, 2013, the Company executed a licensing agreement with GHI (see Notes 1 and 4). The Company’s former CFO, Bruce Harmon, is also the CFO and Chairman of Green Innovations Ltd., the parent company of GHI.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

The Company is authorized to issue 1,000,000,000 shares of its common stock. Effective March 31, 2015, 899,007,530 shares of common stock are outstanding. On July 9, 2015, the Company’s Board of Directors (“BOD”) approved an amendment to the Company’s Articles of Incorporation to increase the Company’s authorized common stock from 1,000,000,000 to 2,500,000,000 shares and on July 17, 2015, the Company filed Schedule 14A with the Securities and Exchange Commission calling for a special meeting of the stockholders that was held on July 27, 2015 to approve the amendment. See Note 13.

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

During the year ended March 31, 2014, the Company issued to various consultants collectively 140,945,200 shares of its common stock at prices ranging from $0.01 to $0.09 per share.

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

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended March 31, 2015, the Company issued 61,413,497 shares of common stock at prices ranging from $0.01 to $0.09 per share for the conversion of notes and accrued interest to financial institutions valued at $1,489,771.

During the year ended March 31, 2015, the Company issued 312,936 shares of common stock at $0.025 per share for the conversion of notes and accrued interest to individuals in the amount of $7,823.

During the year ended March 31, 2015, the Company issued 69,175,657 shares of common stock at prices ranging from $0.01 to $0.06 per share for cash of $1,118,500 and 2,890,000 shares at prices ranging from $0.01 to $0.02 per share, valued at $44,300, and $56,000 cash for commissions on sales of common stock.

During the year ended March 31, 2015, the Company issued 4,200,000 shares of common stock to its chief executive officer at prices ranging from $0.01 to $0.07 per share, valued at $119,000, for services.

During the year ended March 31, 2015, the Company issued 40,255,837 shares of common stock to various consultants and advisory board members at prices ranging from $0.01 to $0.07 per share, valued at $299,123 (net of $670,362 not vested).

During the year ended March 31, 2015, the Company issued 1,250,000 shares of common stock at $0.04 per share, valued at $50,000, to a financial institution for a fee to convert a convertible debenture.

During the year ended March 31, 2015, the Company issued 2,697,369 shares of common stock at $0.02 per share for additional financing costs, valued at $53,947.

During the year ended March 31, 2015, the Company issued 26,660,143 shares of common stock through cashless exercises of warrants at effective prices of $0.02 and $0.03 per share.

During the year ended March 31, 2015, the Company issued 12,211,400 shares of common stock valued at $147,500 issuable pursuant to a warrant exercised under a securities purchase agreement in the initial amount of $250,000.

During the year ended March 31, 2015, the Company issued 20,000,000 shares of common stock valued at $104,144 pursuant to a settlement agreement.

Effective March 31, 2015, the Company issued 10,869,565 shares of common stock valued at $100,000 pursuant to a license agreement.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On June 27, 2014, $250,000 in cash was released from escrow pursuant to a securities purchase agreement with Hanover Holdings I, LLC (“Hanover I”), as amended April 17, 2014, associated with the Company’s acquisition of Honeywood (see Note 1) and filing of a registration statement registering Company securities, whereby the Company agreed to issue shares of its common stock under a Class A and Class B warrant, as defined in the amended agreement. The Class A warrant provided for a fixed exercise price of $0.05 per share; the Class B warrant provided for an initial exercise price of $0.05, however, upon a drop of the market price below $0.05 based on the closing price of the Company’s common stock for a period of three consecutive trading days, the Class B warrant shall carry a call option premium of 135% and shall require payment of the shares within 5 business days in the form of either cash or a conversion into shares of the Company’s common stock based on the closing share price on the three days prior. As the securities purchase agreement was entered into in anticipation of the Honeywood acquisition and the filing of a registration statement, neither of which occurred, the Company and Hanover I informally have agreed to regard the $250,000 investment as an exercise under the terms of the Class B warrant. As a result, shares of Company common stock are to be issued, based on the call option premium amount of $337,500, upon the request of Hanover I. During the year ended March 31, 2015, 12,211,400 shares of common stock with a value of $147,500 have been issued to Hanover I. As of March 31, 2015, common stock valued at $190,000, 29,188,403 shares, is issuable to Hanover I. These shares have been issued as of June 3, 2015.

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

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At the filing date of this SEC Form 10-K additional shares of common stock were issued or issuable as follows:

(i) 29,188,403 shares in connection with the Company’s amended stock purchase agreement with Hanover I; (ii) 525,000 shares to consultants and board members; (iii) 630,000 shares to the Chief Executive Officer and V.P. Strategic Planning; (iv) 12,500,000 shares for a financing fee related to a convertible debenture issuance; (v) 12,300,000 shares for a financing fee related to a debenture issuance; (vi) 33,000,000 shares reserved for issuance pursuant to a convertible debenture; (vii) 1,951,000 shares issuable in conversion of certain promissory notes. If all outstanding warrants and options (87,303,529 shares-net of 29,188,403 exercised) were exercised the total outstanding shares would be 1,077,160,652. On July 17, 2015, the Company filed a Schedule 14A, whereby the board of directors approved an increase in the authorized common stock of the Company from 1,000,000,000 shares to 2,500,000,000 shares. As a result of the increase, the Company will have the required capital to issue all of its potential common stock issuable as of March 31, 2015.

Warrants for Common Stock

The following table summarizes warrant activity for the years ended March 31, 2015 and 2014:

			Weighted
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding at March 31, 2013	200,000	0.40	1.38 Years	—

Granted	175,000,000	0.02
Expired	—
Exercised	—	—

Outstanding at March 31, 2014	175,200,000	$0.02	5.86 Years	$10,050,000

Granted	41,399,803	0.01
Expired	(200,000)	(0.40)
Exercised	(38,871,543)	(0.02)
Canceled	(71,036,328)	(0.03)

Outstanding and exercisable at March 31, 2015	106,491,932	$0.02	4.49 Years	$—

The warrants were valued utilizing the following assumptions employing the Black-Scholes Pricing Model:

	Year Ended March 31, 2015	Year Ended March 31, 2014

Volatility	179%	168.32% to 244.92%
Risk-free rate	0.39%	1.34% to 0.41%
Dividend	—	—
Expected life of warrants	1.89 Years	5 Years

TAURIGA SCIENCES, INC. AND SUBSIDIARY

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

Volatility	220%
Expected dividend rate	-
Expected life of options in years	10
Risk-free rate	1.87%

The following table summarizes option activity for the years ended March 31, 2015 and 2014:

Weighted
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding at March 31, 2013	10,000,000	$0.10	8.85 Years	$—

Granted	—	—
Expired	—	—
Exercised	—	—

Outstanding at March 31, 2014	10,000,000	$0.10	7.85 Years	$—

Granted	—	—
Expired	—	—
Exercised	—	—

Outstanding and exercisable at March 31, 2015	10,000,000	$0.10	6.85 Years	$—

Stock-based compensation for the years ended March 31, 2015 and 2014 was $2,176,163 and $4,229,518, respectively.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Legal Matters

Typenex

On September 5, 2014, the Company’s transfer agent issued to Typenex Co-Investment, LLC (“Typenex”) 70,080,714 shares of the Company’s common stock (the “Shares”) without a restrictive legend pursuant to a demand letter by Typenex to the transfer agent under a purported warrant issued in connection and arising from a convertible promissory note issued by the Company to Typenex on June 24, 2013 and subsequently terminated by an exchange and release agreement between the Company and Typenex on March 21, 2014. In response to its transfer agent’s actions, the Company filed for a preliminary injunction against Typenex and its transfer agent on September 8, 2014 in the Circuit Court for the 13th Judicial Circuit in and for Hillsbourgh County Florida (the “Court”), Case No. 12-CA-009076. On September 9, 2014, the Court issued the preliminary injunction requested by the Company against its transfer agent and Typenex. On October 9, 2014, subsequent to a hearing before the Court on September 3, 2014 requested by Typenex to vacate the preliminary injunction, the Court denied the request to vacate the injunction, indicating the Company had a substantial likelihood of success on the merits. The Court further ordered that the Shares be treated as cancelled on the books of the Company’s transfer agent. The Company believes all of Typenex’s claims to the Shares are frivolous and without merit. Additionally, the Company is contemplating the claims it has against Typenex. On January 16, 2015, the Company and Typenex entered into a settlement agreement whereas (i) Typenex has agreed to purchase, under a securities purchase agreement, an aggregate of $300,000 of shares of Company common stock, in three separate but related $100,000 tranches as defined in the agreement, at a price of 150% of the five day average closing sale price for the five trading days immediately preceding each tranche purchase; (ii) the Company will issue to Typenex 10,000,000 shares of Company common stock; (iii) if the net sales proceeds Typenex receives from the sale or transfer of the 10,000,000 shares is less than $600,000, the Company will, from time to time, issue Typenex additional shares so that the net sales proceeds equal, but do not exceed, $600,000. The Company has agreed to increase the authorized shares, if needed, to issue the shares pursuant to this agreement. The Company recorded a $600,000 charge for financing expense and share liability as of and for the year ended March 31, 2015. Through March 31, 2015, the Company issued 20,000,000 shares of common stock to Typenex of which Typenex sold shares and received $104,144 in net sales proceeds. Additionally, in February 2015, Typenex completed its initial share purchase under the agreement purchasing 4,278,990 shares for $100,000, approximately $0.02 per share. See Note 13.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On July 9, 2015, Dr. Sung submitted her resignation as Chief Executive Officer, Chief Financial Officer (“CFO”) and a member of the BOD. Simultaneously with Dr. Sung’s resignation, the BOD appointed Mr. Shaw as the Chairman of the BOD and its new Chief Executive Officer and appointed Ghalia Lahlou as its new interim Chief Financial Officer. See Note 13.

In connection with the Company’s employment contracts, the Company has commitments for monthly payments of approximately $46,500 in the twelve months ended March 31, 2016. See Note 13.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On July 15, 2014, the Company entered into a non-exclusive license agreement with Targeted Medical Pharma, Inc. (“Targeted”) whereby Targeted granted the Company the right to sell certain dietary supplements based on Targeted’s formulations on a non-exclusive basis. Pursuant to the agreement, the Company paid targeted $20,000 which was considered an advance against any royalty payments due Targeted on the first 20,000 1-month supply bottles sold by the Company, as defined in the agreement. Thereafter, the royalty payment increases to $2.50 per 1-month supply bottle. In addition, there are provisions for certain revenue-based milestone payments, as defined in the agreement. The term of the agreement is for one year. Subsequently, the agreement was terminated by the Company simultaneously with the divestiture of the Natural Wellness business during August 2015.

On August 14, 2014, the Company entered into a consulting agreement with Dragoon Capital, Inc. (“Dragoon”), for financial advisory services, including assisting the Company in raising funds through an equity private placement. Pursuant to the agreement the Company will pay Dragoon a finder’s fee of 2% in cash and 2% in stock of all funds received by the Company through Dragoon’s direct or indirect introduction. On November 11, 2014, the Company and Dragoon amended the agreement whereas the finder’s fee was revised to 2.0% in cash and 1.0% in stock. In connection with the agreement, in November 2014, the Company issued Dragoon 280,000 shares of common stock valued at $3,500 and paid $7,000 cash as commission on $350,000 in proceeds received by the Company from the sale of common stock. The agreement expired November 30, 2014.

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

Effective March 31, 2015, the Company entered into a license agreement with Breathe Ecig Corp. (“Breathe”) whereby the Company issued 10,869,565 shares of its common stock, valued at $100,000, to Breathe for certain licensing rights for a 24 month period, as defined in the agreement. Additionally, Breathe issued the Company 2,666,667 shares of its common stock, valued at $100,000 as a prepayment towards certain commercialization fees the Company will incur, as defined in the agreement. As Breathe is not currently engaged in any business that can help the Company, the entire fee has been written off by the Company as of March 31, 2015.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – PROVISION FOR INCOME TAXES

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

Deferred tax assets consist of the following:

	March 31, 2015	March 31, 2014
Net operating losses	4,600,000	$2,200,000
Impairment of assets	2,490,000	4,000,000
Valuation allowance	(7,090,000)	(6,200,000)
	-	$-

At March 31, 2015, the Company had a U.S. net operating loss carryforward in the approximate amount of $20.5 million available to offset future taxable income through 2035. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods. The Company also has a Canadian carry forward loss which approximates $700,000 and is available to offset future taxable income through 2035. The valuation allowance increased by $890,000 and $1.4 million in the years ended March 31, 2015 and 2014, respectively.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and the federal statutory rate for the years ended March 31, 2015 and 2014 is summarized as follows:

	2015	2014
Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefits	(3.3)	(3.3)
Foreign tax	(0.3)	(0.3)
Valuation allowance	37.6	37.6
	0%	0%

NOTE 11 – INVESTMENTS - AVAILABLE FOR SALE SECURITIES

The Company’s investments in Green Innovations, Ltd and Breathe Ecig Corp. are included within Current Assets as they are expected to be realized in cash within one year. The investments are recorded at fair valve with unrealized gains and losses, net of applicable taxes, in Other Comprehensive Income. The Company’s investment in Green Innovations, Ltd has a cost of $250,000, unrealized loss of $245,937 and a fair value of $4,063 at March 31, 2015. At March 31, 2015 and 2014, the unrealized loss was $58,437 and $187,500, respectively. The investment in Breathe Ecig Corp has been written off as of March 31, 2015 as there is no value in that company.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – FAIR VALUE MEASUREMENTS

The following summarizes the company’s financial assets and liabilities that are measured at fair value on a recurring basis at March 31, 2015 and 2014.

	March 31, 2015
	Level 1		Level 2	Level 3	Total
Assets
Investment-available-for-sale security	$4,063		$-	$-	$4,063

Liabilities
Derivative liabilities	$-	$		$90,000	$90,000

	March 31, 2014
	Level 1		Level 2	Level 3	Total
Assets
Investment-available-for-sale security		$62,500	$-	$-	$62,500

Liabilities
Derivative liabilities		$-	$-	$1,581,119	$1,581,119
Convertible notes	$		$-	$263,917	$263,917

The estimated fair values of the Company’s derivative liabilities are as follows:

	Convertible	Derivative
	Notes	Liability	Total
Liabilities Measured at Fair Value

Beginning balance as of March 31, 2013	$106,425	$—	$106,425

Revaluation (gain) loss	—	(1,409,877)	(1,409,877)

Issuances, net	157,492	2,990,996	3,148,488

Balance as of March 31, 2014	$263,917	$1,581,119	$1,845,036

Revaluation (gain) loss	—	253,625	253,625

Issuances, net	(263,917)	(1,744,744)	(2,007,661)

Ending balance as of March 31, 2015	$—	$90,000	$90,000

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – SUBSEQUENT EVENTS

Common Stock Issuances

Subsequent to March 31, 2015, the Company issued additional shares of common stock as follows: (i) 29,188,403 shares in connection with the Company’s amended stock purchase agreement with Hanover I; (ii) 264,125,000 shares to consultants and board members; and (iii) 27,500,000 shares for a financing fee related to a convertible debenture issuance.

Escrow Agreement – April 10, 2015

On April 10, 2015, the Company received $24,970 cash pursuant to a settlement and assignment agreement between a director of the Company and a stockholder.

Typenex Settlement Agreement

On June 1, 2015, the Company and Typenex entered into a Settlement Agreement (the “Agreement”) whereby both the Company and Typenex have agreed to settle all claims and obligations under the January 16, 2015 settlement agreement (the “Prior Settlement Agreement”) (See Note 8) in consideration of the Company paying Typenex the amount of $230,000. Through the date of the Agreement Typenex earned approximately $169,000 in net sales proceeds from the sale of shares issued under the Prior Settlement Agreement.

Security Purchase Agreement – Accredited Investors

On June 1, 2015, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with various accredited investors for the sale of certain debentures with aggregate gross proceeds to the Company of $133,000. Pursuant to the terms of the agreement, the investors were granted 13,300,000 shares of Company common stock for a commitment fee. These shares have not yet been issued. Additionally, the Company was required to repay the amounts raised under the Purchase Agreement prior to December 1, 2015 except as described below. The Purchase Agreement provides the Company with the following prepayment options: (i) if prepaid prior to August 31, 2015, the Company must pay each investor the amount invested plus a 10% premium and (ii) if prepaid after August 31, 2015 but prior to December 1, 2015, the Company must pay each investor the amount invested plus a 20% premium. In the event the Company has not repaid the amounts as described above, on December 1, 2015 the Company has the option to convert all amounts raised under the Purchase Agreements into shares of common stock based on a 20% discount to the Company’s VWAP (as defined in the Purchase Agreement) for the three Trading Days (as defined in the Purchase Agreement) prior to December 1, 2015. The Company intends to use its best efforts to repay the amounts under the Purchase Agreement prior to August 31, 2015. Excluding the 13,300,000 commitment shares, in May 2016 the Company agreed to issue 33,900,000 shares of its common stock to settle all obligations under these Purchase Agreements.

Security Purchase Agreement – Union Capital, LLC

On June 1, 2015 the Company entered into a Securities Purchase Agreement (the “Union Purchase Agreement”) with Union Capital, LLC (“Union”) for the purchase of a 7% Convertible Redeemable Note in the principal amount of $104,000 with a maturity date of June 1, 2016 (the “Union Note”). The Company received gross proceeds of $100,000 under the Union Note. The Company granted Union 12,500,000 shares of Company common stock for a commitment fee in consideration of the Union Note. Pursuant to the terms of the Union Note, at any time Union may convert any principal and interest due to it at a 20% discount to the lowest closing bid price of Company common stock for the five trading days prior to the conversion notice. Additionally, the discount will be adjusted on a ratchet basis in the event the Company offers a more favorable discount rate or look-back period to a third party during the term of the Union Note. Union will not be allowed to convert into shares of common stock that would result in it beneficially owning more than 9.99% of the Company’s issued and outstanding common stock. The Company may prepay the amounts under the Union Note as follows: (i) if prepaid within ninety days, the Company must pay a 15% premium on all principal and interest outstanding and (ii) if prepaid after ninety days but before the one hundred and eighty-one day, the Company must pay a 30% premium on all principal and interest outstanding. The Company intends to use its best efforts to repay the Union Note within the first ninety days. The Company agreed to reserve 33,000,000 shares of its common stock to satisfy its obligations under the Union Note. This reserve will be increased to three times the number of share of common stock upon the approval of the Company’s stockholders of an increase in the number of authorized shares of common stock. The Company agreed to call a special meeting solely for such purpose with fifteen days of the Union Note.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amendment to Certificate of Incorporation and Filing of Schedule 14A

On July 9, 2015, the Company’s Board of Directors (“BOD”) approved an amendment to the Company’s Articles of Incorporation to increase the Company’s authorized common stock from 1,000,000,000 to 2,500,000,000 shares and on July 17, 2015, the Company filed Schedule 14A with the Securities and Exchange Commission calling for a special meeting of the stockholders to be held on July 27, 2015 to approve the amendment.

On July 27, 2015 the Company’s stockholders approved an increase in the number of authorized shares of common stock of the Company from 1,000,000,000 to 2,500,000,000 at its Special Meeting of Stockholders held on July 27, 2015 at the Law Offices of Nixon Peabody LLP in Midtown Manhattan (the “Special Meeting”). At the Special Meeting, there were 480,655,929 shares of common stock represented either by proxy or in person of the 929,825,933 shares of common stock entitled to vote, constituting a quorum. Of those shares, there were 433,331,977, or 90.2%, that voted in favor of the proposal recommended by the Board of Directors. The remaining votes were cast either against or as abstentions regarding the proposal.

Resignation and Separation Agreement – Stella Sung

On July 9, 2015, Dr. Sung submitted her resignation as a member of the Company’s BOD and as CEO and CFO of the Company. Dr. Sung received a payment of $41,500, which constituted a one-time separation payment of $20,000, accrued salary of $14,000 and expense reimbursements of $7,500.

Appointment of Seth Shaw and Ghalia Lahlou

Simultaneously with Dr. Sung’s resignation, the BOD appointed Seth M. Shaw as the Chairman of the BOD and the Company’s new CEO and Ghalia Lahlou as its new interim CFO. Compensation arrangements for Mr. Shaw have not been determined at this time. Ms. Lahlou will receive annual compensation of $96,000.

Resignation of Dr. Michael Brennan

On July 10, 2015, Michael Brennan, MD, PhD submitted his resignation as a member of the Company’s BOD.

Convertible Debenture Agreement – Group 10 Holdings LLC

On July 16, 2015, the Company entered into an $80,000 20% OID convertible debenture with Group 10 Holdings LLC.

PCAOB Censure of Cowan Gunteski & Co. LLC

On July 23, 2015, The Public Company Accounting Oversight Board (“Board” or “PCAOB”) censured the registered public accounting firm Cowan, Gunteski & Co., P.A. (“Cowan” or the “Firm”) and censured William Meyler, CPA (“Meyler”). The Board imposed these sanctions on the basis of its findings concerning the Firm’s and Meyler’s (collectively, “Respondents”): (1) violations of Section 10A(j) of the Securities Exchange Act of 1934 (“Exchange Act”), Exchange Act Rule 10A-2, and PCAOB rules and standards. Cowan was the predecessor independent registered public accounting of the Company. As a result of this censure, the Company was forced to have their consolidated financial statements re-audited by a new independent registered public accounting firm.

Delisting from the OTCQB Exchange

On July 31, 2015, shares of the Company were delisted from the OTCQB Exchange to OTC Pink Limited Information Tier. On July 23, 2015 (via the PCAOB Public Censure), the Company became aware that the Company’s predecessor audit firm, Cowan, Gunteski & Co P.A. (the “Predecessor Audit Firm”) violated Securities and Exchange Commission (“SEC”) Regulation SX, Rule 2-01 as well as certain standards with respect to the PCAOB independence rules with respect to the Predecessor Audit Firm’s audit report with respect to the Company year ended March 31, 2014 financial statements (the “Order”). Specifically the Predecessor Audit Firm failed to adhere to the SEC regulations with respect to the partner rotation rules.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

These rules require that the engagement partner as well as the quality concurring reviewer must be rotated off of the engagement for 5 years (cooling off period) after engaged in those roles for a period of 5 years. The Predecessor Audit Firm did not do this.

As a result of the non-compliance with the SEC regulations, on the morning of Thursday, July 30, 2015, the Company petitioned the OTC Markets in writing to extend the existing seven day OTCQB listing extension by a total of 60 additional days until close of business October 5, 2015. The OTC Markets panel denied the request and notified the Company it would be moved from the OTCQB to the OTC Pink Limited Information category effective at market open Friday July 31, 2015.

Disposal of Natural Wellness Business

On August 11, 2015 the Company formally divested (discontinued) its Natural Wellness Business. The business mainly consisted of a CBD infused topical lotion called TopiCanna as well as a line of Cannabis Complement products that were intended to compliment individuals who were consistently using medicinal cannabis related product. On August 11, 2015, the Company sold the balance of its inventory of TopiCanna and Cannabis Complement products for a one-time cash payment of $20,462. As a result of the disposal of this business, the Company reported a loss on disposal of $229,904, as reflected in the chart below:

TAURIGA SCIENCES, INC. AND SUBSIDIARY
BALANCE SHEET FROM DISCONTINUED OPERATIONS

	March 31, 2015	March 31, 2014

Assets of discontinued operations	$209,442	-

Liabilities of discontinued operations	-	-

TAURIGA SCIENCES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF DISCONTINUED OPERATIONS

	For the Years Ended
	March 31,
	2015	2014

Revenues	$96,161	$-
Cost of goods sold	41,802	-

Gross profit	54,359	-

Operating expenses
General and administrative	178,002	-
Impairment of notes receivable	-	-
Impairment of license agreements	-	-
Impairment of patents	-	-
Depreciation and amortization expense	1,757	-
Total operating expenses	179,759	-

Loss from discontinued operations	$(125,400)	-

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition, the pro-forma effect of the disposal on the consolidated financial statements for the years ended March 31, 2015 and 2014, assuming the transaction occurred as of April 1, 2013 is reflected in the chart below:

TAURIGA SCIENCES, INC. AND SUBSIDIARY

Loss on disposal of Natural Wellness (subsidiary)

Cash	$87,894
Inventory, at cost	90,987
Prepaid Expenses	21,219
Property and equipment, net	9,342
Cash received for sale of inventory	20,462
Loss on disposal of continuing operations	$229,904

Non-convertible Debt Financing – Alternative Strategy Partners PTE Ltd.

On September 30, 2015, the Company entered into a debt facility of $180,000 in non-convertible debt financing from Singapore-based institutional investor Alternative Strategy Partners PTE Ltd. (“ASP”). The debt carries a fixed interest rate per annum of 11.50% (“the Designated Rate”) payable in full by December 23, 2015 (“the Maturity Date”). Both parties have discussed the possibility of amending terms, if necessary, under the assumption that both parties mutually agree to such amendment. The Company received cash from the note of $90,000 ($75,000 wired directly to the Company and $15,000 wired directly from ASP to compensate a consultant).

The balance of this $180,000 or the other $90,000 was wired directly to a Japanese based consumer product firm called Eishin, Inc.

The Company had entered into an agreement to acquire common shares equivalent to 20.1% of Eishin Co., Ltd. (“Eishin”), a high growth Japan-based company focusing on providing solutions to improve automobile combustion efficiency. “Eco-Spray”, Eishin’s key product made from 100% natural ingredients, is distributed in numerous Asian markets including China, Japan, Korea, India, UAE, Bangladesh, Cambodia, Philippines and Myanmar, and is currently being tested for expansion in North America. The Company has agreed to make an investment in Eishin for a total of $180,000, of which half was paid on October 1, 2015 and the remainder to be paid by the end of October 31, 2015.

The Company has not received any type of default notice with respect to this $180,000 non-convertible debenture. Additionally, the Company has not received any shares in Eishin Co., Ltd. up to this point. The Company is currently in discussions with ASP to amend the original terms of this non-convertible debenture. Specifically to reduce the face value of this note from $180,000 to $90,000 and forgo receipt of any shares of Eishin Co., Ltd.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Lastly on October 9, 2015, ASP Managing Director (Yuhi Horiguchi) notified the Company via email that any and all warrants that had been previously mentioned in the $180,000 note were fully cancelled. So there are no warrants in existence, in accordance with this $180,000 non-convertible debenture. Nor have there been any defaults that ASP has notified the Company.

Lawsuit Filed Against Cowan Gunteski & Co. PA

On November 4, 2015, the Company filed a lawsuit against its predecessor audit firm Cowan Gunteski & Co. PA in Federal Court — Southern District Florida (Miami, Florida). The case alleges, among other things, that Cowan Gunteski committed malpractice with respect to the audit of the Company’s FY 2014 financial statements (as illustrated in the PCAOB Public Censure of July 23, 2015) and then misrepresented to the Company with respect about its ability to re-issue an independent opinion for FY 2014 financial statements. On July 31, 2015, the Company was delisted from the OTCQB Exchange to the OTC Pink Limited Information Tier due to its inability to file its FY 2015 Form 10K. The lawsuit was expected by the Company and its counsel to take up to 18 months to complete, from the date it was filed (November 4, 2015).

The Company in its lawsuit seeks damages against Cowan Gunteski (and its malpractice insurance policy) exceeding $3,000,000. There is no guarantee that the Company will be successful in this lawsuit.

Subsequent to the filing of the lawsuit, the Company was notified that the lawsuit was temporarily suspended so that the Company and Cowan can attempt to mediate this case. On December 30, 2015, the Company was notified that Daniel F. Kolb was appointed as the mediator.

Mediation commenced on February 3, 2016. During these efforts, the Company had been offered settlement amounts, but none that have been satisfactory.

On March 22, 2016 the Company decided that its good faith efforts to settle its ongoing litigation with Cowan Gunteski & Co. P.A. have proven unsuccessful. Therefore, the Board of Directors of the Company unanimously agreed to proceed to trial. The case is expected to proceed in Federal District Court — Southern District Florida (Miami, Florida) with an expectation that the venue will be challenged. The Company is continuing to seek the assistance of independent experts, to help ascribe dollar amounts for certain damages suffered by the Company (“provable damages”). At this point in time, the Company has realized out of pocket cash losses and debts (inclusive of liquidated damages) that exceed $850,000. Additional potential damages include but are not limited to: inability to properly maintain Pilus Energy’s Intellectual Property (“Pilus IP”), the July 31, 2015 delisting of the Company shares from OTCQB to Pink Sheets, loss of market capitalization (“market cap”), loss of trading liquidity (“trading volume”), and loss of substantial business opportunities. In aggregate the Company intends to seek monetary award(s), during trial, in excess of $3,000,000. That figure is expected to continually increase as additional time lapses.

On May 10, 2016, the Company was notified of an Order Reopening Case, Scheduling Order for Pretrial Conference set for December 7, 2016 before Judge Robin L. Rosenberg, Trial set for January 23, 2017 in West Palm Beach Division, and a Calendar Call set for January 18, 2017.

Arbitration – Cherry Baekert LLP

On November 23, 2015, the Company had its arbitration date in Miami, Florida at the law office of Pollack, Pollack and Kogan against Cherry Baekert LLP (a consultant of the Company). This arbitration was concerning outstanding invoices of $31,280 that Cherry Baekert believed was owed from the Company pursuant to two separate engagement letters entered into in 2014. Prior to November 23, 2015, the Company had already paid $25,000 to Cherry Baekert pursuant to these above mentioned agreements.

The arbitrator, Lawrence Saichek, ruled against the Company on December 29, 2015 awarding Cherry Baekert the full $31,280 plus legal fee reimbursement, and court costs reimbursed. The total award was $47,568. Since that time, the number has grown to $51,387. On April 25, 2016, the Company made a $15,000 payment to Cherry Baekert towards this outstanding amount. Therefore, the remaining balance is now $36,387. In addition, Cherry Baekert, as a good faith measure, granted the Company until June 30, 2016 to pay the balance. There can be no guarantees that the Company will be able to meet that deadline.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Appointment of Mr. Keith M. Berman to the Board of Directors

On April 15, 2016, the Company appointed Mr. Keith M. Berman as a member of the Company’s Board of Directors. Mr. Berman will serve as an independent director and with this appointment, The Company’s Board of Directors is now comprised of five members, four of which the Company believes qualify as independent directors under the regulations of the Securities and Exchange Commission. Currently, Mr. Berman serves as the Principal Executive Officer, Secretary and a member of the Board of Directors of Decision Diagnostics Corp. (OTC PINK: DECN).

Specifically, Mr. Berman will leverage his vast experience and knowledge in the life sciences space to assist the Company in its potential merger and acquisition activities. In addition, Mr. Berman has important experience in prosecuting major corporate litigation as he has been instrumental in Decision Diagnostics’ litigation against a major U.S. based pharmaceutical company.

Private Placement – April 18, 2016

On April 18, 2016, the Company completed an equity private placement for $105,500 to date comprised of accredited individual investors as well as one institutional investor. The terms of this private placement are as follows: $0.004 per share of common stock with a related three year warrant for 40% of each share of common stock purchased at an exercise price of $0.01 per share. The warrants require the investors to pay cash to exercise the warrants and do not allow for cashless exercise. All shares to be issued will be “restricted securities” as such term is defined by the Securities Act of 1933, as amended. The Company collected $7,500 of this in March 2016, and the remaining funds in April 2016 at the time the shares and warrants were issued.

The proceeds from this private placement will be used for working capital purposes, most specifically to fund the Company’s ongoing litigation against Cowan Gunteski Co. P.A., and settle some outstanding obligations and establish new business opportunities for the Company.

NOTE 14 – RE-AUDITED FINANCIAL STATEMENTS

The consolidated financial statements for the year ended March 31, 2014 have been re-audited by the Company’s new independent registered public accounting firm. As a result of the re-audit, there were adjustments made to the previously filed consolidated financial statements.

The adjustments were as follows:

(a)	Impairment of patents (Pilus) in the amount of $1,791,460;

(b)	Expense acquisition costs that were previously reflected as deferred acquisition costs of $395,823; and

(c)	Reduction of 775,190 common shares that were in transit and were canceled at par value of $8 (common stock and additional paid in capital).

The net effect of the adjustments was an increase to both the net loss and accumulated deficit of $2,187,283. The adjustments did not impact the loss per share.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the year ended March 31, 2015 covered by this Form 10-K. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Management’s Annual Report on Internal Control Over Financial Reporting

The management of the Company is responsible for the preparation of the consolidated financial statements and related financial information appearing in this Annual Report on Form 10-K. The consolidated financial statements and notes have been prepared in conformity with accounting principles generally accepted in the United States of America. The management of the Company is also responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. A company’s internal control over financial reporting is defined as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the Company; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Management, including the Chief Executive Officer and Chief Financial officer, does not expect that the Company’s disclosure controls and internal controls will prevent all error and all fraud. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable, not absolute, assurance that the objectives of the control system are met and may not prevent or detect misstatements. Further, over time, control may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate.

With the participation of the Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the Company’s internal control over financial reporting as of March 31, 2015 based upon the framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that, as of March 31, 2015, the Company had material weaknesses in its internal control over financial reporting and was deemed to be not effective. Specifically, management identified the following material weaknesses at March 31, 2015:

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

Changes in Internal Control over Financial Reporting

In August 2012, the Company appointed Seth M. Shaw as chief executive officer and chairman. Mr. Shaw has more than ten years’ experience in the business and financial profession. On February 27, 2015, Mr. Shaw resigned as our chief executive officer and was replaced by Dr. Stella M. Sung. On July 9, 2015, Dr. Sung resigned as the Company’s Chief Executive Officer and as a member of the Board of Directors. On July 10, 2015, Mr. Shaw was appointed as the Company’s Chief Executive Officer and as the Chairman of the Board of Directors.

In September 2012, the Company appointed Bruce Harmon as chief financial officer. Mr. Harmon has more than thirty years’ experience as a financial professional serving as chief financial officer of several publicly registered entities. On August 31, 2014, Mr. Harmon resigned as our chief financial officer and was replaced by Mr. Shaw. Mr. Shaw served as our chief financial officer until February 27, 2015 when he was replaced by Dr. Sung. On July 9, 2015, Dr. Sung resigned as the Company’s Chief Financial Officer. On July 10, 2015, Ms. Lahlou was appointed as the Company’s Interim Chief Financial Officer.

Except as set forth above, there were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

The Company’s management, specifically, the CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of the control system must reflect that there are resource constraints and that the benefits must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information with respect to persons who are serving as directors and officers of the Company. Each director holds office until the next annual meeting of shareholders or until his successor has been elected and qualified.

Name	Age	Position

Seth M. Shaw	36	Chief Executive Officer and Director
Ghalia Lahlou	29	Chief Financial Officer
Dr. David L. Wolitzky	79	Director
Hingge Hsu	58	Director
Thomas J. Graham	67	Director
Keith Berman	62	Director

Biographies of Directors and Officers

Seth M. Shaw has served as our chief executive officer and chairman of the Board since July 9, 2015. Mr. Shaw started his career at American International Group (AIG) Global Investment Group, and furthered his growth capital experience working at a prestigious Manhattan based hedge fund (Harvest Capital Management). In 2005, he founded Novastar Resources Ltd, a natural resources exploration company focused on the exploration and acquisition of mineral properties containing the element thorium. During this period, Mr. Shaw secured more than $17 million in financing from top tier institutional investors and was an integral stakeholder in the completion of the merger between Novastar Resources and Thorium Power. During this period, he held the position of Director of Strategic Planning until mid-2007. Subsequently, the company changed its name to Lightbridge Inc. and currently trades on the NASDAQ (NASDAQ: LTBR).

Following the merger, Mr. Shaw has assisted several other companies in securing value added capital from institutional investors as well as providing management consulting. Among those, Mr. Shaw was instrumental in securing $12,000,000 from Tudor Investment Corp. for NASDAQ listed flat panel display developer Uni-Pixel Inc. (NASDAQ: UNXL). In addition, Mr. Shaw served as the founding CFO of Los Angeles based Biotech firm Physician Therapeutics LLC (“PTL”) in 2004. Subsequently PTL merged with Targeted Medical Pharma (“TMP”) (OTCQB: TRGM). Mr. Shaw had previously served as the CEO of the Company from August 22, 2012 through February 26, 2014. Throughout his tenure with the Company, Mr. Shaw has been instrumental in completing numerous private placements and most recently retired the entirety of the Company’s convertible debt in October 2014. Mr. Shaw also serves as the Chief Financial Officer for Breathe eCig Corp. (OTCQB: BVAP).

Mr. Shaw graduated from Cornell University in 2001 with a bachelor’s degree in Policy Analysis Management and a concentration in Econometrics.

Ms. Ghalia Lahlou has served as the Company’s Chief Financial Officer since July 10, 2015. Ms. Lahlou joined the Company in May 2011 as the Operations Manager based in the Montreal office. She previously worked in a number of operational roles ranging from the energy sector to healthcare. Ms. Lahlou was pivotal in interfacing and managing institutional and high net worth investors during her tenure with two early stage public companies. Prior to this, she served the role of assistant project manager at one of the largest steel manufacturing companies in North Africa. During her time there, she played a key role in the development of new product lines catering to the construction and building sector. At the Company, her role involves maintaining relationships with investors, managing daily operations and overseeing company communications with the investor community and the regulatory authorities in U.S and Canada.

Ms. Lahlou graduated from McGill University, Montreal, Canada with a degree in Mechanical Engineering. Prior to that, she completed her studies in Health Sciences at Marianopolis College, Montreal.

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

Dr. Hingge Hsu has served as our director since January 2015. Dr. Hingge Hsu was a Partner at Fidelity Biosciences from 2009 until 2014 and was on the core healthcare investment team for Fidelity Growth Partners Asia. He was previously a Managing Director at Lehman Brothers in their Private Equity Group from 2001 until 2006, responsible for their principal investment activities in the private and public sectors of the healthcare industry. Dr. Hsu has structured and led numerous transactions in the life science sector, and he has been instrumental in building and growing his portfolio companies. Prior to his positions at Fidelity and Lehman, Dr. Hsu was a Partner at Schroder Ventures Life Sciences from 1998 to 2001 and directed their U.S. investment activities in the life sciences and therapeutics sectors. He received an MD degree from Yale University School of Medicine and was trained in internal medicine at Brigham and Women’s Hospital and Harvard Medical School. Dr. Hsu also received an MBA degree from Harvard Business School.

Mr. Thomas J. Graham has served as our director since August 2015. Mr. Graham is currently self-employed and leverages his industry knowledge to help companies create effective strategies to successfully penetrate the retail market place. From 2000 to 2005, Mr. Graham served as Director of Operations for Sears and Roebuck & Co., a national retailer with numerous stores nationwide. He oversaw direct operations for all departments, including their managers and associates. In addition, he was accountable for all sales, labor and operation standards as set by Sears Corporate. From 1993 to 2000, Mr. Graham from 1993 to 2000 served as a results oriented Marketing and Sales Director for a major Michigan retail supermarket called Goff Food Stores, with sales in excess of $100,000,000.00 annually. He coordinated and oversaw all print and visual advertising including newspaper, radio and television. Mr. Graham worked with local and national vendors to promote and increase sales and customer flow. In addition he was responsible for all product placement and developed category management standards for all departments and set merchandising plans and ensured they were followed by all store level personal.

Mr. Graham is also is U.S. Military Veteran, serving in the U.S. Army during the Vietnam War from 1969 to 1971. He was honorably discharged in 1971 with the rank of Sergeant First Class, with twelve months combat service in Vietnam from 1970-1971.

Mr. Keith M. Berman has served as our director since April 2016. Mr. Berman has served as the Principal Executive Officer, Chief Financial Officer, Secretary, and Director of Decision Diagnostics Corp. (OTC: DECN) since January of 2003. For over the past 20 years, Mr. Berman has been involved in the development of healthcare software including Intranet and Internet systems. From July 1999 to present, Mr. Berman has held the position of President, founder and director of Caredecision.net, Inc. a private company engaged in e-health technology development. From March 2001 through June 2002 Mr. Berman also held the Position of President and Director or Medicius, Inc. From January 1996 to June 1999 Mr. Berman was the President and founder of Cymedix, the operating division of the former Ramp Corp. (RCO). Cymedix was a pioneer company in what was then known as i-health (Internet healthcare) now the e-health industry. Mr. Berman was and is the Program Manager and Quality Assurance Manager of the Genstrip 50 and GenUltimate! medical devices. Mr. Berman’s professional background provides the Company with business management experience and an in depth knowledge of our industry. Mr. Berman received a BA in 1975 and an MBA in 1977 from Indiana University. Additionally Keith M. Berman brings more than 35 years’ experience in the healthcare field, having worked with such companies as Technicon Corporation and Boehringer-Mannheim Corporation. Mr. Berman also was the founder of Cymedix, the operating division of the former Ramp Corp. (formerly Medix Resources) (AMEX: RCO).

Mr. Berman received a BA in 1975 and an MBA in 1977 from Indiana University.

Family Relationships

There are no family relationships among any of our directors and executive officers.

Our directors are appointed by the Board of Directors, and serve until their successors are elected and qualified, or their earlier resignation or removal. Officers are appointed by the board of directors and serve at the discretion of the board of directors or until their earlier resignation or removal. Any action required can be taken at any annual or special meeting of stockholders of the corporation which may be taken without a meeting, without prior notice and without a vote, if consent of consents in writing setting forth the action so taken, shall be signed by the holders of the outstanding stock having not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting at which all shares entitled to vote thereon were present and voted and shall be delivered to the corporation by delivery to its registered office, its principle place of business, or an officer or agent of the corporation having custody of the book in which the proceedings of meetings are recorded.

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

Director Compensation

During the fiscal years ended March 31, 2015 and 2014, our independent directors received stock compensation as set forth in the table below.

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

Advisory Board

Business Advisory Board

The Company established its Business Advisory Board in 2013. Currently, the Business Advisory Board has four members.

Woodrow H. Levin has served on our Business Advisory Board since February, 2014. Mr. Levin was the founder and CEO of BringIt which was acquired by International Game Technology (NYSE:IGT) in the year 2012. An energetic and charismatic leader, he makes strategic decisions for the company while guiding day-to-day operations, working with investors, and developing strategic and lasting partnerships that benefit BringIt. Prior to founding BringIt, Mr. Levin was Managing Partner at Riverbank Capital Management, a successful equity options trading firm he started, and helped to grow with offices in New York and Chicago. In 2001, he founded InStadium, an advertising company that partnered with NFL and MLB stadiums to provide digital advertising, product sampling, stadium signage, and innovative restroom advertising. Mr. Levin was President of InStadium for five years, during which he established the company’s mission of expanding in-venue advertising and promotional opportunities for large to mid-sized companies through cost-efficient and high impact programs. His efforts ultimately resulted in securing partnerships with 25 MLB and 15 NFL stadiums throughout the top 20 advertising markets in the US. His competitive fire was firmly established by his school career as a competitive athlete. He played NCAA Division I hockey at Wisconsin, an experience that taught him that discipline and hard work can transform a burning desire for success into tangible results. Mr. Levin attended Chicago-Kent School of Law and is admitted to practice in IL. He holds a BA in Business from the University of Wisconsin in Madison. Mr. Levin resides in San Francisco and was previously living in Chicago where he is involved with multiple community and charitable organizations including the Jewish United Fund, Lynn Sage Breast Cancer Foundation and most recently was on the executive committee of The Chicago Green Tie Ball.

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

Frank P. Orlowski has served on our Business Advisory Board since April 2016. Mr. Orlowski serves as Senior Director Finance, emerging markets and transition manufacturing sites at a global pharmaceutical company . Mr. Orlowski is responsible for managing all aspects of Emerging Markets Manufacturing Supply Finance. In this global role he develops operational strategies for internal and external pharmaceutical supply chain and sourcing throughout Asia, Africa/Middle East and South America. As a global leader he is highly effective working in a multi-cultural, global organization partnering with senior government officials and business leaders, both inside and outside the Pharma Company and the pharmaceutical industry. He manages a large team across the globe and is responsible for a yearly operating budget of over $900 million. The specific countries which he supports from a manufacturing and business development standpoint include Argentina, Brazil, China (all provinces), Egypt, India, Indonesia, Japan, Korea, Mexico, Morocco, Russia, Singapore, Turkey, Tunisia, Thailand and Venezuela. He has over 20 years’ experience in the pharmaceutical industry in positions of increased responsibility in strategy, finance and operations. Prior to his work in the pharmaceutical industry, he worked at Accenture on various successful strategic consulting engagements in manufacturing. He was responsible for the global integration of several major acquisitions. He was Project Lead for the global rollout of several widely used information systems. He sits on the leadership team of several innovating manufacturing and drug development teams within the Pharma Company alongside senior Company scientists. He sits on the leadership team of several innovating manufacturing and drug development teams within the Pharma Company alongside senior Company scientists. This includes evaluating external business development and licensing opportunities. In 2015, Mr. Orlowski was appointed to the Board of the American Cancer Society and serves on the Executive Board of the National Corporate Theatre Forward. He completed two New York City Marathons and over 20 half marathons. Mr. Orlowski earned a BS in accounting from Providence College and an MBA from NYU Stern School of Business.

Medical Advisory Board

The Company established its Medical Advisory Board in 2013. Currently, the Medical Advisory Board has one member.

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

ITEM 11. EXECUTIVE COMPENSATION.

The table below sets forth, for our last two fiscal years, the compensation earned by our named executive officers.

Name and Principal Position	Year	Salary	Deferred Compensation	Bonus	Stock Awards	Option/ Warrant Awards	All Other Compensation	Total

Dr. Stella M. Sung (1)	2015	$162,000	$-	$-	$119,000	$-	$8,065	$289,065
Chief Executive Officer, Interim Chief Financial Officer	2014	$80,175	$-	$-	$215,000	$-	$-	$295,175

Seth M. Shaw (2)	2015	$117,750	$-	$-	$219,800	$-	$-	$337,550
Former Chief Executive Officer, Chief Financial Officer	2014	$116,000	$-	$-	$6,000	$-	$-	$122,000

(1) On February 27, 2014, Mr. Shaw resigned as our chief executive officer and chief financial officer and was replaced by Dr. Stella M. Sung in both positions. On July 9, 2015, Dr. Sung resigned as our chief executive officer and chief financial officer and was replaced by Mr. Shaw as our chief executive officer.

(2) On February 27, 2014, Mr. Shaw resigned as our chief executive officer and chief financial officer but was reappointed as our chief executive officer on July 9, 2015.

The general policy of the Board of Directors is that compensation for independent Directors should be a nominal cash fee plus equity-based compensation. We do not pay employee Directors for Board service in addition to their regular employee compensation. The Board of Directors have the primary responsibility for considering and determining the amount of Director compensation.

The following table shows amounts earned by each Director in the fiscal year ended March 31, 2015.

					Change in
					Pension
	Fees				Value and
	Earned			Non-Equity	Nonqualified
	or Paid			Incentive	Deferred
	in	Stock	Warrant	Plan	Compensation	All Other
Director	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total

Dr. David L. Wolitzky	$24,000	$-	$-	$-	$-	$-	$24,000
Hingge Hsu.	$-	$10,000	$-	$-	$-	$-	$10,000
Michael Wolff(1)	$26,860	$-	$-	$-	$-	$-	$26,869
Michael J. Brennan(2)	$-	$20,000	$-	$-	$-	$-	$20,000

(1) On January 21, 2015, Mr. Wolff resigned as a member of the Board of Directors.

(2) On July 10, 2015, Dr. Brennan resigned as a member of the Board of Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of May 17, 2016 regarding the beneficial ownership of our common stock by (i) each person or entity who, to our knowledge, beneficially owns more than 5% of our common stock; (ii) each executive officer and named officer; (iii) each director; and (iv) all of our officers and directors as a group. Unless otherwise indicated in the footnotes to the following table, each of the stockholders named in the table has sole voting and investment power with respect to the shares of our common stock beneficially owned. Except as otherwise indicated, the address of each of the stockholders listed below is: c/o 39 Old Ridgebury Road, Danbury, Connecticut 06180.

Name	Number of Shares Beneficially Owned(1)	Percentage of Outstanding Common Stock(1)
Non-employee Directors:
Hingge Hsu, M.D., M.B.A.	9,400,000	*
David L. Wolitzky	16,361,700	1.34%
Thomas J. Graham	10,000,000	*
Keith M. Berman	1,000,000	*

Named Executive Officers:
Seth M. Shaw, Chief Executive Officer and Director	41,390,000	3.39%
Ghalia Lahlou, Chief Financial Officer	31,125,000	2.55%

All directors and named executive officers as a group (5 persons)	78,151,700	6.41%

* Denotes less than 1%.

(1) Applicable percentage of ownership is based on 1,219,820,933 total shares comprised of our common stock as of May 17, 2016. Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission and means voting or investment power with respect to securities. Shares of our common stock issuable upon the exercise of stock options exercisable currently or within 60 days of May 17, 2016 are deemed outstanding and to be beneficially owned by the person holding such option for purposes of computing such person’s percentage ownership, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Shares of our preferred stock are deemed outstanding and to be beneficially owned by the person holding such shares for purposes of computing such person’s percentage ownership.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table sets forth the fees billed by our principal independent accountants, KBL, LLP for 2014 and 2015, for the categories of services indicated.

	Years Ended March 31,
Category	2015	2014
Audit Fees – Cowan, Gunteski & Co		$146,565
KBL, LLP
Audit Related Fees	$40,000	$25,000
Tax Fees	-	-
All Other Fees	-	-
Total	$40,000	$171,565	*

*Our previous audit firm billed us $146,565 for the fiscal year ended March 31, 2014. However, as noted above, we were required to re-audit the financial statements for such period.

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

/s/ Seth M. Shaw	May 20, 2016
Seth M. Shaw, Principal Executive Officer	Date

/s/ Ghalia Lahlou	May 20, 2016
Ghalia Lahlou, Principal Accounting Officer	Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Seth M. Shaw	May 20, 106
Seth M. Shaw, Director	Date

/s/ Dr. David L. Wolitzky	May 20, 2016
Dr. David L. Wolitzky, Director	Date

/s/ Thomas J. Graham	May 20, 2016
Thomas J. Graham, Director	Date

