Form 10-Q
period 2015-06-30
TAURIGA SCIENCES, INC.
filed 2016-06-29
CIK 1142790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

OR

[ ]	TRANSTITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of June 24, 2016 the registrant had 1,326,270,933 shares of its Common Stock, $0.00001 par value, outstanding.

2

PART I. FINANCIAL STATEMENTS

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TAURIGA SCIENCES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN US$)

	June 30, 2015	March 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash	$84,780	$209,098
Inventory	86,729	90,987
Investment - available for sale security	2,125	4,063
Prepaid expenses and other current assets	25,695	29,207
Total current assets	199,329	333,355

Property and equipment, net	22,397	25,286

Total assets	$221,726	$358,641

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Notes payable to individuals and companies	$163,775	$48,775
Notes payable to individuals and companies - related party	18,000	-
Convertible notes to financial institutions, net of derivative and discouunts	-	-
Accounts payable	315,027	272,063
Accrued interest	19,232	14,431
Accrued expenses	312,043	271,216
Accrued professional fees	423,872	486,372
Liability for common stock to be issued	154,000	495,856
Derivative liability	136,641	90,000
Total current liabilities	1,542,590	1,678,713

Commitments and contingencies	-	-

Stockholders’ deficit:
Common stock, par value $0.00001; 1,000,000,000 shares authorized, 941,825,933 and 899,007,530 outstanding at June 30, 2015 and March 31, 2015, respectively	9,418	8,990
Additional paid-in capital	48,402,889	48,150,896
Accumulated deficit	(49,494,867)	(49,243,640)
Accumulated other comprehensive loss	(238,304)	(236,318)
Total stockholders’ deficit	(1,320,864)	(1,320,072)

Total liabilities and stockholders’ deficit	$221,726	$358,641

The accompanying notes are an integral part of the condensed consolidated financial statements.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(IN US$)

(UNAUDITED)

	For the Three Months Ended
	June 30,
	2015	2014
		(Restated)
Revenues	$40,746	$-
Cost of goods sold	7,942	-

Gross profit	32,804	-

Operating expenses
General and administrative	307,928	1,335,141
Depreciation and amortization expense	2,889	2,521
Total operating expenses	310,817	1,337,662

Loss from operations	(278,013)	(1,337,662)

Other income (expense)
Interest expense	(4,801)	(95,201)
Financing expense	(258,000)	(458,177)
Derivative expense	(96,058)	-
Gain on settlement	265,856	-
Gain on warrant conversion	56,372	-
Change in derivative liability	63,417	342,643

Total other income (expense) - net	26,786	(210,735)

Net loss	(251,227)	(1,548,397)

Other comprehensive income (loss)
Change in unrealized loss on available for sale security	(1,938)	(23,750)
Foreign currency translation adjustment	(48)	(2,465)
Total other comprehensive income (loss)	(1,986)	(26,215)

Comprehensive loss	$(253,213)	$(1,574,612)

Net loss per share - Basic and diluted	$-	$-

Weighted average common shares outstanding -Basic and diluted	917,668,438	692,237,773

The accompanying notes are an integral part of the condensed consolidated financial statements.

TAURIGA SCIENCES, INC. AND SUBSDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN US$)

(UNAUDITED)

	For the Three Months Ended
	June 30,
	2015	2014
		(Restated)
Cash flows from operating activities
Net loss	$(251,227)	$(1,548,397)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation	222,793	874,065
Depreciation and amortization	2,889	2,521
Gain on warrant conversion	(56,372)	-
Issuance of a warrant for financing expense	-	458,177
Gain on settlement	(265,856)	-
Amortization of deferred financing costs	-	34,014
Accretion on convertible notes payable	-	41,309
Derivative expense	96,058	-
Change in derivative liability	(63,417)	(342,643)
Value of financing costs for share liability	154,000	-
Decrease (increase) in assets
Inventory	4,258	-
Prepaid expenses	3,512	-
Increase (decrease) in liabilities
Accounts payable	42,964	(13,989)
Accrued interest	4,801	3,892
Accrued expenses	40,827	(64,516)
Accrued professional fees	(62,500)	46,673
Cash used in operating activities	(127,270)	(508,894)

Cash flows from investing activities
Purchase of equipment	-	(11,099)
Deferred acquisition costs	-	(17,854)
Cash used in investing activities	-	(28,953)

Cash flows from financing activities
Proceeds from notes payable	115,000	-
Proceeds from notes payable - related parties	18,000	-
Payment for settlement of financing	(230,000)	-
Proceeds from the sale of common stock	-	275,000
Proceeds from convertible debentures	100,000	-
Payment of convertible debenture	-	(83,333)
Proceeds from warrant exercise	-	250,000
Cash provided by financing activities	3,000	441,667

Foreign currency translation effect	(48)	(2,465)
Net (decrease) in cash	(124,318)	(98,645)

Cash, beginning of period	209,098	812,907
Cash, end of period	$84,780	$714,262

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest Paid	$-	$-
Taxes Paid	$-	$-

NON CASH ITEMS
Conversion of convertible debentures to common stock	$-	$1,251,425
Conversion of accrued interest to common stock	$-	$15,590

The accompanying notes are an integral part of the condensed consolidated financial statements.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF OPERATIONS

The unaudited financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The financial statements and notes are presented as permitted on Form 10-Q and do not contain certain information included in the Company’s annual statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the March 31, 2015 Form 10-K filed with the SEC, including the audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

These unaudited financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the operations and cash flows for the periods presented.

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

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF OPERATIONS (CONTINUED)

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

On November 25, 2013, the Company executed a definitive agreement to acquire Pilus Energy, LLC (“Pilus”), an Ohio limited liability company and a developer of alternative cleantech energy platforms using proprietary microbial solutions that creates electricity while consuming polluting molecules from wastewater. Pilus is converging digester, fermenter, scrubber, and other proven technologies into a scalable Electrogenic Bioreactor (“EBR”) platform. This transformative technology is the basis of the Pilus Cell™. The EBR harnesses genetically enhanced bacteria, also known as bacterial robots, or BactoBots™, that remediate water, harvest direct current (“DC”) electricity, and produce economically important gases. The EBR accomplishes this through bacterial metabolism, specifically cellular respiration of nearly four hundred carbon and nitrogen molecules. Pilus’ highly metabolic bacteria are non-pathogenic. Because of the mediated biofilm formation, these wastewater-to-value BactoBots resist heavy metal poisoning, swings of pH, and survive in a 4 to 45-degree Celsius temperature range. Additionally, the BactoBots are anaerobically and aerobically active, even with low BOD/COD. On January 28, 2014, the acquisition was completed. Pilus will be a wholly-owned subsidiary of the Company. As a condition of the acquisition, Pilus will get one seat on the board of directors, and the shareholders of Pilus will receive a warrant to purchase 100,000,000 shares of common stock of the Company, which represented a fair market value of approximately $2,000,000. In addition, the Company paid Bacterial Robotics, LLC (“BRLLC”), formerly the parent company of Pilus, $50,000 on signing the memorandum of understanding and $50,000 at the time of closing. The only asset Pilus had on its balance sheet at the time of the acquisition was a patent. The Company determined that the value of the acquisition on January 28, 2014 would be equal to the value of cash paid to Pilus plus the value of the 100,000,000 warrants they issued to acquire Pilus. Through March 31, 2014, the Company amortized the patent over its estimated useful life, then on March 31, 2014, the Company conducted its annual impairment test and determined that the entire unamortized balance should be impaired as the necessary funding to further develop the patent was not available at that time.

On March 10, 2014, the Company entered into a definitive agreement to acquire California based Honeywood, LLC (“Honeywood”), a developer of a tropical medicinal cannabis product which is a therapeutic cream that currently sells in numerous dispensaries across the State of California. This definitive agreement was valid for a period of 120 days and the Company advanced to Honeywood approximately $175,000 in cash and incurred legal fees and other costs of approximately $249,000 through September 24, 2014. The Company wrote off all costs associated with this during the years ended March 31, 2014 and 2015 as the Company is not pursuing any operations that Honeywood has the technology for.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF OPERATIONS (CONTINUED)

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

On September 24, 2014, the Company, Honeywood, and each of the Honeywood executives entered into an agreement to unwind the acquisition and the transactions entered into therewith, including a refund of certain advances made by the Company to Honeywood. As a result, the acquisition agreement and employment agreements with the Honeywood executives were terminated and Honeywood issued a secured promissory note to the Company in the amount of $170,000. The note is to be paid, together with interest thereon of’ 6% from October 1, 2014, in six quarterly installments commencing on March 31, 2015 and ending on June 30, 2016. The promissory note is secured by all of the assets of Honeywood, as defined in the security agreement. The Company and Honeywood also entered into a license agreement (See Note 9). The initial payment pursuant to the promissory note of $33,462 was due March 31, 2015 and was never paid. Based on the financial position of Honeywood, the Company believes that the potential legal costs to enforce its rights pursuant to the terms of the promissory note will be in excess of any compensation it will potentially receive and has deemed the promissory note worthless at March 31, 2015. An amount of $175,100, representing the principal balance of the note and accrued interest income of $5,100 has been recorded as a charge to operations at March 31, 2015.

Going Concern

As indicated in the accompanying condensed consolidated financial statements, the Company has incurred net operating losses of $251,227 and $1,548,397 for the three months ended June 30, 2015 and 2014, respectively. Management’s plans include the raising of capital through equity markets to fund future operations and cultivating new license agreements or acquiring ownership in technology companies. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses, acquire new license agreements or ownership interests in medical companies and generate adequate revenues, there can be no assurances that the revenues will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. However, the accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Condensed Consolidated Financial Statements

The condensed consolidated financial statements include the accounts and activities of Tauriga Sciences, Inc. and its wholly-owned Canadian subsidiary, Tauriga Canada, Inc. All inter-company transactions have been eliminated in consolidation.

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

Cash Equivalents

For purposes of reporting cash flows, cash equivalents include investment instruments purchased with an original maturity of three months or less. At June 30, 2015, the Company had no cash at any financial institution which exceeded the total FDIC insurance limit of $250,000. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

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

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Research and Development

The Company expenses research and development costs as incurred. Research and development costs were $0 and $42,072 in the three months ended June 30, 2015 and 2014, respectively.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

These condensed consolidated financial instruments are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment to estimation. Valuations based on unobservable inputs are highly subjective and require significant judgments. Changes in such judgments could have a material impact on fair value estimates. In addition, since estimates are as of a specific point in time, they are susceptible to material near-term changes. Changes in economic conditions may also dramatically affect the estimated fair values.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2015 and 2014. The respective carrying value of certain financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash, accounts payable and accrued expenses.

Derivative Financial Instruments

Derivatives are recorded on the condensed consolidated balance sheet at fair value. The conversion features of the convertible debentures are embedded derivatives and are separately valued and accounted for on the consolidated balance sheet with changes in fair value recognized during the period of change as a separate component of other income/expense. Fair values for exchange-traded securities and derivatives are based on quoted market prices. The pricing model we use for determining fair value of our derivatives is the Monte Carlo Pricing Model. Valuations derived from this model are subject to ongoing internal and external verification and review. The model uses market-sourced inputs such as interest rates and stock price volatilities. Selection of these inputs involves management’s judgment and may impact net income. During the year ended March 31, 2015, the Company utilized an expected life ranging from 66 days to 325 days based upon the look-back period of its convertible debentures and notes and volatility in the range of 166% to 196%. During the year ended March 31, 2014, the Company utilized an expected life ranging from 180 days to 360 days based upon the look-back period of its convertible debentures and notes and volatility in the range of 89% to 172%. In the three months ended June 30, 2015, as a result of the May 28, 2015, 7% Convertible Redeemable Note with a principal amount of $104,000 with a maturity date of May 28, 2016 (the “Union Note”) which contains an anti-rachet clause for the conversion of this Union Note, the Company recorded a derivative liability in the amount of $200,058 (as a result the entire note was discounted). In the period April 1, 2015 through June 30, 2015, the Company recognized a gain on the fair value of the derivative liability in the amount of $63,417 bringing the fair value of the derivative liability to $136,641.

Income Taxes

Income taxes are accounted for under the liability method of accounting for income taxes. Under the liability method, future tax liabilities and assets are recognized for the estimated future tax consequences attributable to differences between the amounts reported in the financial statement carrying amounts of assets and liabilities and their respective tax bases.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by ASC 740 and concluded that the tax position of the Company does not meet the more-likely-than-not threshold as of June 30, 2015.

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

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Subsequent Events

In accordance with ASC 855 “Subsequent Events” the Company evaluated subsequent events after the balance sheet date through the date of issuance.

NOTE 3 – PROPERTY AND EQUIPMENT

The Company’s property and equipment is as follows:

	June 30, 2015	March 31, 2015	Estimated Life

Computers, office furniture and equipment	$55,942	$55,942	3-5 years
Technical equipment	11,099	11,099	5 years
Total	67,041	67,041
Less: accumulated depreciation	(44,644)	(41,755)

Net	$22,397	$25,286

Depreciation expense for the three months ended June 30, 2015 and the year ended March 31, 2015 was $2,889 and $11,286, respectively.

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

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – INTANGIBLE ASSETS (CONTINUED)

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

Green Hygienics, Inc.

On May 31, 2013, the Company executed a licensing agreement with GHI (see Notes 1 and 6). The Licensing Agreement with GHI will enable the Company, on an exclusive basis for North America, to market and sell 100% tree-free, bamboo-based, biodegradable, hospital grade wipes, as well as other similar products to commercial entities including medical facilities, schools, and more. The Company agreed to pay $250,000 for the licensing rights. In addition, the Company issued 4,347,826 shares of its common stock to GHI whereas GHI’s parent company, Green Innovations Ltd. (“GNIN”) has issued the Company 625,000 shares of common stock of GNIN, valued at $250,000. The terms of the Licensing Agreement provide for the equal recognition of profits between the Company and GHI on the sales by the Company.

The Company has paid $143,730 of the $250,000 licensing fee in cash and issued 2,500,000 shares of its common stock in lieu of the remaining $106,270. The Company amortizes the licensing fee over the five-year life of the licensing agreement, and through March 31, 2014 the accumulated amortization amounted to $34,911. At March 31, 2014, the Company determined not to pursue the marketability for the related products and considered the remaining net value to be impaired, recording an impairment charge of $215,089.

Bacterial Robotics, LLC

On October 29, 2013, the Company entered into a strategic alliance agreement between the Company and Bacterial Robotics, LLC (the Parties) to develop a relationship for the research and development of the NuclearBot Technology that will be marketed and monetized pursuant to a Definitive Agreement. Accordingly, subject to the terms of this agreement, (a) Bacterial Robotics agrees to develop a whitepaper which may be delivered as a readable electronic file, on the subject of utilizing the NuclearBot Technology in the cleansing of nuclear wastewater created in the operation of a nuclear power plant (the “Whitepaper”), which Bacterial Robotics shall deliver to the Company within ninety (90) days of the agreement, which may be extended upon mutual agreement based upon unexpected complexities, and (b) the parties agree to use commercially reasonable efforts in good faith to (1) identify prospective pilot programs, projects and opportunities for the NuclearBot Technology for the Parties to strategically and jointly pursue, (2) enter into a joint venture, in which the Company will be the majority and controlling owner, for the purpose of (A) marketing and selling products and services utilizing the NuclearBot Technology, (B) sublicensing the NuclearBot Technology and (C) owning all improvements to the NuclearBot Technology, and other inventions and intellectual property, jointly developed by the Parties and (3) negotiate terms and conditions of Definitive Agreements. As consideration for the strategic alliance, the Company issued a $25,000 deposit upon signing the agreement. Additionally, the Company issued a 5-year warrant for up to 75,000,000 shares of the Company’s common stock with a value of $1,139,851 and an additional $25,000 in cash. The Company amortizes the fee of $1,189,851 over the ten-year life of the licensing agreement, and through March 31, 2014 the accumulated amortization amounted to $48,952. At March 31, 2014, the Company determined that it was not going to pursue the market nor invest additional capital to fund the commercialization and accordingly, considered the remaining net value to be impaired recording an impairment charge of $1,140,899.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – INTANGIBLE ASSETS (CONTINUED)

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

License agreements consist of the cost of license fees with Breathe Ecig Corp. ($100,000), Green Hygienics, Inc. ($250,000) and Bacterial Robotics, LLC ($1,189,851) at June 30, 2015 and March 31, 2015 and Green Hygienics, Inc. ($250,000) and Bacterial Robotics, LLC ($1,189,851) at March 31. 2014, which were both determined to be impaired as of March 31, 2014. An analysis of the cost is as follows:

	June 30, 2015	March 31, 2015	Estimated Life

Licensing fee	$1,539,851	$1,539,851	2-5 years
Less: accumulated amortization	83,863	83,863
	1,455,988	1,455,988
Net impairment	(1,455,988)	(1,455,988)
Balance	$—	$—

Patents:

Pilus Energy, LLC

The Company, through the acquisition of Pilus Energy on January 28, 2014, acquired a patent to develop cleantech energy using proprietary microbiological solution that creates electricity while consuming polluting molecules from wastewater. The cost of the patent and related amortization at June 30, 2015 and March 31, 2015 is as follows:

	Fair Value	Estimated Life

Cash advanced on signing the memorandum of understanding and closing agreement	$100,000	16.5 years
Fair value of the warrant for 100,000,000 shares of the Company’s common stock	1,710,000
Total	1,810,000
Less amortization in the year ended March 31, 2015	18,540
Net value at March 31, 2015 prior to impairment	$1,791,460
Impairment in the year ended March 31, 2015	1,791,460
Net value as of March 31, 2015	—
Activity – 2016	—
Net value as of June 30, 2015	$—

NOTE 5 – EMBEDDED DERIVATIVES – FINANCIAL INSTRUMENTS

The Company entered into several financial instruments, which consist of notes payable, containing various conversion features. Generally, the financial instruments are convertible into shares of the Company’s common stock; at prices that are either marked to the volume weighted average price of the Company’s intended publicly traded stock or a static price determinative from the financial instrument agreements. These prices may be at a significant discount to market determined by the volume weighted average price once the Company completes its reverse acquisition with the intended publicly traded company. The Company for all intent and purposes considers this discount to be fair market value as would be determined in an arm’s length transaction with a willing buyer.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – EMBEDDED DERIVATIVES – FINANCIAL INSTRUMENTS (CONTINUED)

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

As of March 31, 2015, the value of the derivative liability associated with the convertible notes was $90,000 associated with the Class B warrants issued to Hanover Holdings I, LLC, as the warrants had been converted into shares of common stock during the three months ended June 30, 2015. In the three months ended June 30, 2015, as a result of the Union Note which contains an anti-rachet clause, the Company recorded a derivative liability in the amount of $200,058 (as a result the entire note was discounted). In the period April 1, 2015 through June 30, 2015, the Company recognized a gain on the fair value of the derivative liability in the amount of $63,417 bringing the fair value of the derivative liability to $136,641.

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

During the year ended March 31, 2015, 61,726,433 and shares of common shares, were issued to convert $1,497,594 in convertible notes, derivative liabilities and accrued interest, respectively.

On May 28, 2015 the Company entered into a Securities Purchase Agreement (the “Union Purchase Agreement”) with Union Capital, LLC (“Union”) for the purchase of a 7% Convertible Redeemable Note in the principal amount of $104,000 with a maturity date of May 28, 2016 (the “Union Note”). The Company received gross proceeds of $100,000 under the Union Note. The Company granted Union 12,500,000 shares of Company common stock for a commitment fee in consideration of the Union Note. Pursuant to the terms of the Union Note, at any time Union may convert any principal and interest due to it at a 20% discount to the lowest closing bid price of Company common stock for the five trading days prior to the conversion notice. Additionally, the discount will be adjusted on a ratchet basis in the event the Company offers a more favorable discount rate or look-back period to a third party during the term of the Union Note. Union will not be allowed to convert into shares of common stock that would result in it beneficially owning more than 9.99% of the Company’s issued and outstanding common stock. The Company may prepay the amounts under the Union Note as follows: (i) if prepaid within ninety days, the Company must pay a 15% premium on all principal and interest outstanding and (ii) if prepaid after ninety days but before the one hundred and eighty-one day, the Company must pay a 30% premium on all principal and interest outstanding. The Company intends to use its best efforts to repay the Union Note within the first ninety days. The Company agreed to reserve 33,000,000 shares of its common stock to satisfy its obligations under the Union Note. This reserve will be increased to three times the number of share of common stock upon the approval of the Company’s stockholders of an increase in the number of authorized shares of common stock. The Company agreed to call a special meeting solely for such purpose with fifteen days of the Union Note. The $104,000 remains outstanding at June 30, 2015 (reflected as a derivative liability), and the $4,000 discount was expensed in the three months ended June 30, 2016.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – CONVERTIBLE NOTES AND NOTES PAYABLE (CONTINUED)

Convertible Notes Payable Institutions (Continued)

As a provision of this note, the Company shall have its common stock delisted from a market (including the OTCQB marketplace) shall be considered an event of default. As of July 15, 2015 with the Company’s delisting from the OTCQB Exchange resulting for failure to timely file the Company’s annual report with the Securities and Exchange Commission (“SEC”) violating Regulation SX, Rule 2-01 as a direct result of the Company not being able to obtain properly audited financial statements.

Due to the breach under common stock delisting from market the outstanding principal due under this note shall be increased by 50%.

Upon the event of default, interest shall accrue at a default interest rate of 24% per annum or, if such rate is usurious or not permitted by current law, then at the highest rate of interest permitted by law. Additionally, in the event of a breach of deliver to the holder the common stock without restrictive legend shall include the penalty of $250 per day should the shares are not issued beginning on the 4th day after the conversion notice was delivered to the Company. This penalty shall increase to $500 per day beginning on the 10th day.

Convertible Notes Payable to Individuals

The Company at June 30, 2015 and March 31, 2015 had $181,775 ($18,000 of which is to a related party) and $48,775, respectively of notes payable to individuals. The notes are convertible into common stock of the Company at $0.025 per share. The interest rates range between 3% and 8% per annum and the notes are unsecured. During the three months ended June 30, 2015, no notes were converted to common stock. During the year ended March 31, 2015, three notes were converted to common stock. One of the notes is to a related party – see Note 7 in the amount of $18,000.

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

Other

On October 19, 2012, the Company entered into a one-year convertible promissory note agreement for $445,000 with JMJ Financial, a California based institutional investor. The note is non-interest bearing for the first 90 days and subsequent to that, the note has an interest rate of 5% per annum. The note, at the holder’s option, is convertible at $0.15 per share and if the price per share at the time of conversion is greater than $0.15 per share, on average for the previous 25 trading days, the conversion rate shall have a 25% discount, with the minimum price of $0.15 per share. The Company paid an origination fee of 200,000 shares of its common stock to secure the loan. On November 14, 2012, the Company received $150,000 and an additional $25,000 on March 27, 2013. The 25% discount created a beneficial conversion feature at the commitment date aggregating $37,500 representing a discount which is being accreted monthly from the issuance date of the note through maturity and is recorded as additional interest expense. At March 31, 2013, the loan balance was $106,425, net of unamortized discount of $68,575. On June 3, 2013 the Company issued 9,900,000 shares of its common stock to convert the note. Under the terms of the original agreement, approximately 4,125,000 shares were required to be issued. To entice the conversion, the Company issued an additional 5,775,000 shares resulting in a loss on conversion of $321,000 in the year ended March 31, 2014. The balance under this note as of June 30, 2015 and March 31, 2015 was $0.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – CONVERTIBLE NOTES AND NOTES PAYABLE (CONTINUED)

Interest expense for the three months ended June 30, 2015 and 2014 was $4,801 and $95,201, respectively. Accrued interest at June 30, 2015 and March 31, 2015 was $19,232 and $14,431, respectively.

NOTE 7 – RELATED PARTIES

On May 27, 2015, the Company issued a six-month convertible note to a related party in the amount of $18,000. Note contains bonus commitment shares equal to 1 cent per share for every $5,000 invested or 1,800,000 shares of the Company’s common stock, par value $0.001.

On May 31, 2013, the Company executed a licensing agreement with GHI (see Notes 1 and 4). The Company’s former CFO, Bruce Harmon, is also the CFO and Chairman of Green Innovations Ltd., the parent company of GHI.

NOTE 8 – STOCKHOLDERS’ DEFICIT

Common Stock

The Company was authorized to issue 1,000,000,000 shares of its common stock as of June 30, 2015. Effective June 30, 2015, 941,825,933 shares of common stock are outstanding. On July 9, 2015, the Company’s Board of Directors (“BOD”) approved an amendment to the Company’s Articles of Incorporation to increase the Company’s authorized common stock from 1,000,000,000 to 2,500,000,000 shares and on July 17, 2015, the Company filed Schedule 14A with the Securities and Exchange Commission calling for a special meeting of the stockholders that was held on July 27, 2015 to approve the amendment. See Note 13.

Fiscal Year 2014

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

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – STOCKHOLDERS’ DEFICIT (CONTINUED)

During the year ended March 31, 2014, the Company issued 860,000 shares to the Company’s former chief financial officer at prices ranging from $0.02 to $0.07 per share.

Fiscal Year 2015

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

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – STOCKHOLDERS’ DEFICIT (CONTINUED)

Fiscal Year 2016

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

For the three months ended June 30, 2015, the Company issued 12,500,000 common shares as commitment shares valued at $125,000, in conjunction with the issuance on a $104,000, 12-month convertible note payable bearing 7% interest.

For the three month ended June 30, 2015, the Company issued 630,000 shares of common stock to the Chief Executive Officer and V.P. Strategic Planning from $0.008 to $0.01, totaling $5,880.

For the three month ended June 30, 2015, the Company issued 500,000 shares of common stock as share based compensation at prices ranging from $0.008 to $0.01, totaling $4,880.

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

At the filing date of this SEC Form 10-Q additional shares of common stock were issued or issuable as follows:

(i) 310,760,000 shares to consultants and board members; (ii) 43,210,000 shares to the Chief Executive Officer and V.P. Strategic Planning; (iii) 30,300,000 shares for a financing fee related to a debenture issuance; (iv) 233,900,000 shares reserved for issuance pursuant to a convertible debenture; (v) 1,951,000 shares issuable in conversion of certain promissory notes (vi) 23,500,000 shares issued via private placement. If all outstanding warrants and options (77,303,529 shares) were exercised the total outstanding shares would be 1,662,750,462

On July 17, 2015, the Company filed a Schedule 14A, whereby the board of directors approved an increase in the authorized common stock of the Company from 1,000,000,000 shares to 2,500,000,000 shares. As a result of the increase, the Company will have the required capital to issue all of its potential common stock issuable as of June 30, 2015.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – STOCKHOLDERS’ DEFICIT (CONTINUED)

Warrants for Common Stock

The following table summarizes warrant activity for the three months ended June 30, 2015 and the year ended March 31, 2015:

			Weighted
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding at March 31, 2014	175,200,000	$0.02	5.86 Years	$10,050,000

Granted	41,399,803	0.01
Expired	(200,000)	(0.40)
Exercised	(38,871,543)	(0.02)
Canceled	(71,036,328)	(0.03)

Outstanding at March 31, 2015	106,491,932	$0.02	4.49 Years	$10,050,000

Granted	-	-
Expired	-	-
Exercised	(29,188,403)	(0.01)
Canceled	-	-

Outstanding and exercisable at June 30, 2015	77,303,529	$0.02	4.83 Years	$—

The warrants were valued utilizing the following assumptions employing the Black-Scholes Pricing Model:

	Three Months Ended June 30, 2015	Year Ended March 31, 2015

Volatility	179%	179%
Risk-free rate	0.39%	0.39%
Dividend	—	—
Expected life of warrants	1.64 Years	1.89 Years

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

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – STOCKHOLDERS’ DEFICIT (CONTINUED)

The following table summarizes option activity for the three months and year ended June 30, 2015 and March 31, 2015:

Weighted
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding at March 31, 2014	10,000,000	$0.10	7.85 Years	$—

Granted	—	—
Expired	—	—
Exercised	—	—

Outstanding at March 31, 2015	10,000,000	$0.10	6.85 Years	$—

Granted	—	—
Expired	—	—
Exercised	—	—

Outstanding and exercisable at June 30, 2015	10,000,000	$0.10	6.60 Years	$—

Stock-based compensation for the years ended June 30, 2015 and 2014 was $93,792 and $874.065, respectively.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – COMMITMENTS AND CONTINGENCIES

On September 5, 2014, the Company’s transfer agent issued to Typenex Co-Investment, LLC (“Typenex”) 70,080,714 shares of the Company’s common stock (the “Shares”) without a restrictive legend pursuant to a demand letter by Typenex to the transfer agent under a purported warrant issued in connection and arising from a convertible promissory note issued by the Company to Typenex on June 24, 2013 and subsequently terminated by an exchange and release agreement between the Company and Typenex on March 21, 2014. In response to its transfer agent’s actions, the Company filed for a preliminary injunction against Typenex and its transfer agent on September 8, 2014 in the Circuit Court for the 13th Judicial Circuit in and for Hillsbourgh County Florida (the “Court”), Case No. 12-CA-009076. On September 9, 2014, the Court issued the preliminary injunction requested by the Company against its transfer agent and Typenex. On October 9, 2014, subsequent to a hearing before the Court on September 3, 2014 requested by Typenex to vacate the preliminary injunction, the Court denied the request to vacate the injunction, indicating the Company had a substantial likelihood of success on the merits. The Court further ordered that the Shares be treated as cancelled on the books of the Company’s transfer agent. The Company believes all of Typenex’s claims to the Shares are frivolous and without merit. Additionally, the Company is contemplating the claims it has against Typenex. On January 16, 2015, the Company and Typenex entered into a settlement agreement whereas (i) Typenex has agreed to purchase, under a securities purchase agreement, an aggregate of $300,000 of shares of Company common stock, in three separate but related $100,000 tranches as defined in the agreement, at a price of 150% of the five day average closing sale price for the five trading days immediately preceding each tranche purchase; (ii) the Company will issue to Typenex 10,000,000 shares of Company common stock; (iii) if the net sales proceeds Typenex receives from the sale or transfer of the 10,000,000 shares is less than $600,000, the Company will, from time to time, issue Typenex additional shares so that the net sales proceeds equal, but do not exceed, $600,000. The Company has agreed to increase the authorized shares, if needed, to issue the shares pursuant to this agreement. The Company recorded a $600,000 charge for financing expense and share liability as of and for the year ended March 31, 2015. Through June 30, 2015, the Company issued 20,000,000 shares of common stock to Typenex of which Typenex sold shares and received $104,144 in net sales proceeds. Additionally, in February 2015, Typenex completed its initial share purchase under the agreement purchasing 4,278,990 shares for $100,000, approximately $0.02 per share.

On June 1, 2015, the Company and Typenex entered into a Settlement Agreement (the “Agreement”) whereby both the Company and Typenex have agreed to settle all claims and obligations under the January 16, 2015 settlement agreement (the “Prior Settlement Agreement”) (See Note 8) in consideration of the Company paying Typenex the amount of $230,000, which was paid on June 2, 2015. Through the date of the Agreement Typenex earned approximately $169,000 in net sales proceeds from the sale of shares issued under the Prior Settlement Agreement.

Commitments

On February 26, 2014, Dr. Stella M. Sung was appointed Chief Executive Officer (“CEO”). Dr. Sung previously served as Chief Operating Officer under a two-year employment agreement dated April 15, 2013. In conjunction with her appointment as CEO, the terms of her employment agreement were amended to provide for the following: (i) salary of $8,000 per month for March and April 2014, with a salary increase to $14,000 per month commencing on May 1, 2014 and thereafter; (ii) a one-time $25,000 cash bonus once the Company completes a minimum private placement financing of $750,000; (iii) a monthly restricted share allotment of 150,000 common shares effective May 1, 2014; (iv) a one-time S-8 share allotment of 2,500,000 common shares payable on May 27, 2014 or 90 days subsequent to her appointment as CEO; (v) other customary benefits.

On August 22, 2012, the Company entered into an employment agreement with Seth M. Shaw, its then CEO. The agreement provides for annual compensation of $132,000. Mr. Shaw previously elected to forgo cash compensation and receive 60,000 shares of the Company’s common stock on a monthly basis. However, as the only principal officer and director, he decided to take the cash compensation as well. Effective February 26, 2014, Mr. Shaw resigned as CEO, Chairman and Officer and was appointed to the position of Vice President, Strategic Planning at which time his employment agreement was amended as follows: (i) salary of $8,000 per month for March and April 2014, with a salary increase to $9,500 per month commencing on May 1, 2014 and thereafter; (ii) a one-time $25,000 cash bonus once the Company completes a minimum private placement financing of $750,000; (iii) a monthly restricted share allotment of 60,000 common shares which continue as under his prior agreement; (iv) other customary benefits. On May 27, 2014 or 90 days subsequent to his resignation as CEO, Mr. Shaw shall be deemed a non-affiliate. Effective July 1, 2014, Mr. Shaw’s monthly salary was revised to $6,500 per month.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

On July 9, 2015, Dr. Sung submitted her resignation as Chief Executive Officer, Chief Financial Officer (“CFO”) and a member of the BOD. Simultaneously with Dr. Sung’s resignation, the BOD appointed Mr. Shaw as the Chairman of the BOD and its new Chief Executive Officer and appointed Ghalia Lahlou as its new interim Chief Financial Officer. See Note 13.

In connection with the Company’s employment contracts, the Company has future commitments through August 2015 for monthly payments of totaling approximately $13,000.

On September 24, 2014, in connection with the Company’s termination of the acquisition agreement with Honeywood, the Company and Honeywood entered into a license and supply agreement, whereby the Company, as defined in the agreement, is granted certain license and distribution rights to sell and distribute products offered for distribution by Honeywood. Among other terms, the license is nonexclusive, worldwide, irrevocable, fully paid-up and royalty-free. Unless earlier terminated, as defined in the agreement, the license will automatically renew annually for the initial one-year term and five successive renewal terms.

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

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Deferred tax assets consist of the following:

	June 30, 2015	March 31, 2015
Net operating losses	$4,819,000	$4,600,000
Impairment of assets	2,490,000	2,490,000
Valuation allowance	(7,309,000)	(7,090,000)
	$-	$-

At June 30, 2015, the Company had a U.S. net operating loss carryforward in the approximate amount of $21 million available to offset future taxable income through 2035. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods. The Company also has a Canadian carry forward loss which approximates $700,000 and is available to offset future taxable income through 2035. The valuation allowance increased by $219,000 and $890,000 in the three months ended June 30, 2015 and the year ended March 31, 2015, respectively.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and the federal statutory rate for the three months ended June 30, 2015 and 2014 is summarized as follows:

	2015	2014
Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefits	(3.3)	(3.3)
Foreign tax	(0.3)	(0.3)
Valuation allowance	37.6	37.6
	0%	0%

NOTE 11 – INVESTMENTS - AVAILABLE FOR SALE SECURITIES

The Company’s investments in Green Innovations, Ltd and Breathe Ecig Corp. are included within Current Assets as they are expected to be realized in cash within one year. The investments are recorded at fair valve with unrealized gains and losses, net of applicable taxes, in Other Comprehensive Income. The Company’s investment in Green Innovations, Ltd has a cost of $250,000, unrealized loss of $247,875 and a fair value of $2,125 at June 30, 2015. At March 31, 2015, the unrealized loss was $245,937 and the fair value was $4,063, respectively. The investment in Breathe Ecig Corp has been written off as of June 30, 2015 as there is no value in that company.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – FAIR VALUE MEASUREMENTS

The following summarizes the company’s financial assets and liabilities that are measured at fair value on a recurring basis at June 30, 2015 and March 31, 2015.

	June 30, 2015
	Level 1	Level 2		Level 3	Total
Assets
Investment-available-for-sale security	$2,125		$-	$-	$2,125

Liabilities
Derivative liabilities	$-	$		$136,641	$136,641

	March 31, 2015
	Level 1	Level 2		Level 3	Total
Assets
Investment-available-for-sale security	$4,063		$-	$-	$4,063

Liabilities
Derivative liabilities	$-	$		$90,000	$90,000

The estimated fair values of the Company’s derivative liabilities are as follows:

	Convertible	Derivative
	Notes	Liability	Total
Liabilities Measured at Fair Value

Balance as of March 31, 2014	$263,917	$1,581,119	$1,845,036

Revaluation (gain) loss	-	253,625	253,625

Issuances, net	(263,917)	(1,744,744)	(2,007,661)

Balance as of March 31, 2015	$-	$90,000	$90,000

Revaluation (gain) loss	-	136,641	136,641

Issuances, net	-	(90.000)	(90,000)

Ending balance as of June 30, 2015	$-	$136,641	$136,641

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – SUBSEQUENT EVENTS

Common Stock Issuances

Subsequent to June 30, 2015, the Company issued additional shares of common stock as follows: (i) 300,745,000 shares to consultants and board members (ii) 28,300,000 shares issued as commitment shares to the holder of a convertible note (iii) 23,500,00 shares issues via private placement and (iv) 33,900,000 shares in conversion of convertible notes.

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

Resignation of Dr. Michael Brennan

On July 10, 2015, Michael Brennan, MD, PhD submitted his resignation as a member of the Company’s BOD.

Convertible Debenture Agreement – Group 10 Holdings LLC

On July 14, 2015, the Company entered into an $96,000 20% OID convertible debenture with Group 10 Holdings LLC. Along with this note, 15,000,000 commitment shares were issued to the holder, earned in full upon purchase of debenture. This note bears 12% interest per annum with a default interest rate of the lesser of 18% or the or the maximum rate permitted under applicable law, effective as of the issuance date of this debenture (“default interest rate”.) If any event of default occurs, the outstanding principal amount of this debenture, plus accrued but unpaid interest, liquidated damages and other amounts owing in respect thereof through the date of acceleration, shall become, at holder’s election, immediately due and payable in cash in the sum of (a) one hundred eighteen percent (118%) of the outstanding principal amount of this debenture plus one hundred percent (100%) of accrued and unpaid interest thereon and (b) all other amounts, costs, expenses and liquidated damages due in respect of this debenture (“Mandatory Default Amount”). After the occurrence of any event of default, the interest rate on this debenture shall accrue at an interest rate equal the default interest rate.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – SUBSEQUENT EVENTS (CONTINUED)

Subject to the approval of holder for prepayments after one hundred eighty (180) days, borrower may prepay in cash all or any portion of the principal amount of this debenture and accrued interest thereon, with a premium, as set forth below (“prepayment premium”), upon ten (10) business days prior written notice to holder. Holder shall have the right to convert all or any portion of the principal amount and accrued interest thereon. The amount of each prepayment premium shall be as follows: (a) one hundred twenty-five percent (125%) of the prepayment amount if such prepayment is made at any time from the issuance date until thirty (30) days thereafter; (b) one hundred thirty-five percent (135%) of the prepayment amount if such prepayment is made at any time from thirty-one (31) days after the issuance date until one hundred seventy-nine (179) days after the issuance date; and (c) one hundred forty-five percent (145%) of the prepayment amount if such prepayment is made at any time after one hundred eighty (180) days from the issuance date.

The holder shall have the right, but not the obligation, at any time after the issuance date and until the maturity date, or thereafter during an event of default, to convert all or any portion of the outstanding principal amount, accrued interest and fees due and payable thereon into fully paid and non-assessable shares of common stock of borrower at the conversion price, (the “conversion shares”) which shall mean the lesser of (a) sixty percent (60%) multiplied by the lowest closing price as of the date a notice of conversion is given (which represents a discount rate of forty percent (40%)) or (b) one half penny ($0.005).

If the market capitalization of the borrower is less than eight hundred thousand dollars ($800,000) on the day immediately prior to the date of the notice of conversion, then the conversion price shall be twenty-five percent (25%) multiplied by the lowest closing price as of the date a notice of conversion is given (which represents a discount rate of seventy-five percent (75%)). Additionally, if the closing price of the borrower’s common stock on the day immediately prior to the date of the notice of conversion is less than $0.002 then the conversion price shall be twenty-five percent (25%) multiplied by the lowest closing price as of the date a notice of conversion is given (which represents a discount rate of seventy-five percent (75%)).

Borrower agrees to pay late fees to holder for late issuance of such shares in the form required pursuant to convertible debenture agreement upon conversion thereof, in the amount equal to one thousand dollars ($1,000) per business day after the delivery date.

The holder, shall reserve not less than five times the aggregate number of shares of the common stock that shall be issuable upon the conversion of the outstanding principal amount of this debenture and payment of interest hereunder. Initially, the share reserve shall be equal to two hundred million (200,000,000), and shall be adjusted by the transfer agent from time to time to comply with the required reserve. The holder may request bi-monthly increases to reserve such amounts based on a conversion price equal to the lowest closing price, as defined in the debenture, as of such date, by written instructions from the Holder to the Transfer agent.

The note also contains a most favored nations status provision whereby the borrower or any of its subsidiaries issue any security (in an amount under one million dollars ($1,000,000)) with any term more favorable to the holder such more favorable term, at holder’s option, shall become a part of the transaction documents with holder.

As of July 15, 2015 with the Company’s delisting from the OTCQB Exchange resulting for failure to timely file the Company’s annual report with the Securities and Exchange Commission (“SEC”) violating Regulation SX, Rule 2-01 as a direct result of the Company not being able to obtain properly audited financial statements.

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

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – SUBSEQUENT EVENTS (CONTINUED)

Delisting from the OTCQB Exchange

On July 31, 2015, shares of the Company were delisted from the OTCQB Exchange to OTC Pink Limited Information Tier. On July 23, 2015 (via the PCAOB Public Censure), the Company became aware that the Company’s predecessor audit firm, Cowan, Gunteski & Co P.A. (the “Predecessor Audit Firm”) violated Securities and Exchange Commission (“SEC”) Regulation SX, Rule 2-01 as well as certain standards with respect to the PCAOB independence rules with respect to the Predecessor Audit Firm’s audit report with respect to the Company year ended March 31, 2014 financial statements (the “Order”). Specifically, the Predecessor Audit Firm failed to adhere to the SEC regulations with respect to the partner rotation rules.

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

Disposal of Natural Wellness Business

On August 11, 2015 the Company formally divested (discontinued) its Natural Wellness Business. The business mainly consisted of a CBD infused topical lotion called TopiCanna as well as a line of Cannabis Complement products that were intended to compliment individuals who were consistently using medicinal cannabis related product. On August 11, 2015, the Company sold the balance of its inventory of TopiCanna and Cannabis Complement products for a one-time cash payment of $20,462. As a result of the disposal of this business, the Company will report a loss on disposal (pro-forma) of $173,097, as reflected in the chart below:

TAURIGA SCIENCES, INC. AND SUBSIDIARY

BALANCE SHEET FROM DISCONTINUED OPERATIONS

	June 30, 2015	March 31, 2015

Assets of discontinued operations	$193,559	$209,442

Liabilities of discontinued operations	-	-

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – SUBSEQUENT EVENTS (CONTINUED)

Disposal of Natural Wellness Business (Continued)

TAURIGA SCIENCES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF DISCONTINUED OPERATIONS

	For the Three Months Ended
	June 30,
	2015	2014

Revenues	$40,746	$-
Cost of goods sold	7,942	-

Gross profit	32,804	-

Operating expenses
General and administrative	25,787	-
Depreciation expense	555	-
Total operating expenses	26,342	-

Income from discontinued operations	$6,462	-

In addition, the pro-forma effect of the disposal on the condensed consolidated financial statements for the three months ended June 30, 2015 and 2014, assuming the transaction occurred as of April 1, 2014 is reflected in the chart below:

TAURIGA SCIENCES, INC. AND SUBSIDIARY

Loss on disposal of Natural Wellness (subsidiary)

Cash	$79,678
Inventory, at cost	86,729
Prepaid expenses	18,365
Property and equipment, net	8,787
Less cash received for sale of inventory	(20,462)
Loss on disposal of continuing operations	$173,097

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

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – SUBSEQUENT EVENTS (CONTINUED)

Non-convertible Debt Financing – Alternative Strategy Partners PTE Ltd. (Continued)

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

The Company has not received any type of default notice with respect to this $180,000 non-convertible debenture. Additionally, the Company has not received any shares in Eishin Co., Ltd. up to this point. The Company is currently in discussions with ASP to amend the original terms of this non-convertible debenture. Specifically, to reduce the face value of this note from $180,000 to $90,000 and forgo receipt of any shares of Eishin Co., Ltd.

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

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – SUBSEQUENT EVENTS (CONTINUED)

On June 13, 2016 a motion was filed for change of venue relative to proceeding jurisdiction from Florida to New Jersey from Florida on the basis of lack of business interest of the Company in the state of Florida. The Company is currently filing a response to dispute this filing.

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

The arbitrator, Lawrence Saichek, ruled against the Company on December 29, 2015 awarding Cherry Baekert the full $31,280 plus legal fee reimbursement, and court costs reimbursed. The total award was $47,568. Since that time, the number has grown to $51,387. On April 25, 2016, the Company made a $15,000 payment to Cherry Baekert towards this outstanding amount. Therefore, the remaining balance is now $36,387. In addition, Cherry Baekert, as a good faith measure, granted the Company until June 30, 2016 to pay the balance. The Company wired the final amount due on June 28, 2016.

NOTE 14 – RESTATEMENT OF FINANCIAL STATEMENTS

As a result of the re-audit of the March 31, 2014 consolidated financial statements, the Company wrote off certain assets that were being amortized during fiscal year end March 31, 2015. This resulted in an adjustment of $27,211 in amortization expense that was reversed in the three months ended June 30, 2015. The Consolidated Statements of Operations and Cash Flows were adjusted as a result of this adjustment.

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

On May 31, 2013, the Company signed an exclusive North American license agreement with Green Innovations, Inc. (“Green Innovations”) for the commercialization of Bamboo-Based “100% Tree Free” products including hospital grade biodegradable disinfectant wipes. This 5-year license agreement functioned such that profits were to be split equally between Tauriga and Green Innovations. In consideration for such agreement Tauriga agreed to pay Green Innovations $250,000 USD and 4,347,826 shares of TAUG common stock. Tauriga received 625,000 shares of Green Innovations common stock as well. The agreement was later amended and completed for the following consideration: Tauriga paid Green Innovations a total of $143,730 USD and an additional 2,500,000 shares of TAUG common stock (for an aggregate share issuance of 6,847,826 shares). As of Year End March 31, 2014, Tauriga has not generated any revenues from the license agreement. This agreement expires on June 1, 2018.

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

Both management teams are highly confident that the capital and liquidity needs will be sufficiently met through commitments from existing institutional investors and progress in non-dilutive funding initiatives (i.e., grants, low interest loans). The main benefits in accelerating the closing of this acquisition are to enhance Tauriga’s access to capital markets and enable the intrinsic value of Pilus Energy’s technology to be realized sooner through demonstrable progress in the commercialization process. Pilus Energy utilizes a proprietary clean technology to convert industrial customer “wastewater” into value. This wastewater-to-value (“WTV”) proposition provides customers with substantial revenue-generating and cost-saving opportunities. Pilus Energy is converging digester, fermenter, scrubber, and other proven legacy technologies into a single scalable Electrogenic Bioreactor (“EBR”) platform. This transformative microbial fuel cell technology is the basis of the Pilus Cell(TM). The EBR harnesses genetically enhanced bacteria, also known as bacterial robots, or BactoBots(TM), that remediate water, harvest direct current (DC) electricity, and produce economically important gases and chemicals. The EBR accomplishes this through bacterial metabolism, specifically cellular respiration of nearly four hundred carbon and nitrogen molecules typically called pollutants in wastewater. Pilus Energy’s highly metabolic bacteria are non-pathogenic. Because of the mediated biofilm formation, these wastewater-to-value BactoBots(TM) resist heavy metal poisoning, swings of pH, and survive in a 4-to-45-degree Celsius temperature range. Additionally, the BactoBots(TM) are anaerobically and aerobically active, even with low biological oxygen demand (“BOD”) and chemical oxygen demand (“COD”).

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

On March 10, 2014, the Company entered into a definitive agreement to acquire California based Honeywood LLC, developer of a topical medicinal cannabis product (Therapeutic Cream) that currently sells in numerous dispensaries across the state of California. This definitive agreement is valid for a period of 120 days and Tauriga advanced to Honeywood $217,000 USD to be applied towards the final closing requisite cash total and incurred 178,000 in legal fees as of march 31, 2014 in connection with the acquisition.

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

On March 17, 2014, Black Mountain Equities submitted a conversion notice for the repayment of $65,000 USD principal amount. This conversion for a total of 11,500,000 TAUG shares was not settled until after the year end March 31, 2014, therefore this debt was not removed from the Company’s balance sheet until the first fiscal quarter 2015. Additionally, Black Mountain Equities invested $75,000 USD into the Company’s 6 cent private placement during April 2014 (first fiscal quarter 2015).

On March 26, 2014, JMJ Financial sent a conversion notice to the Company for the repayment of $85,000 USD principal amount ($15,000 USD and $70,000 USD separate Notes). While the request was sent prior to year-end, the conversion into 9,083,201 TAUG shares did not occur until April 2, 2014. Therefore, the debt was not removed from the Company’s balance sheet until the first fiscal quarter of 2015.

On March 28 2014, the Company notified JMJ Financial that it would repay the final outstanding note in principal amount of $75,000 USD for $83,333.00 USD. The Company did not receive the wire instructions from JMJ Financial until April 1, 2014 and proceeded to wire this $83,333.00 USD cash payment to JMJ Financial on April 2, 2014. Therefore, this debt was not removed from the Company’s balance sheet until first fiscal quarter of 2015.

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

On April 30, 2014, the Company repaid and retired a convertible note held by Union Capital for the principal amount of $75,000 USD. This was repaid in full for a cash payment of $75,000 USD and a one-time restricted share issuance of 1,500,000 TAUG shares. Therefore, this debt was not removed from the Company’s balance sheet until first fiscal quarter of 2015.

Between April 1, 2014 and April 30, 2014 (not reflected in the Year End Results due to the timing of settlements), the Company repaid and retired more than $400,000 USD of convertible notes (principal amounts). This activity was reflected on the Company’s balance sheet during the first fiscal quarter of 2015 (04/01/2014 - 06/30/2014).

On September 24, 2014, the Company, Honeywood LLC, a California limited liability company (“Honeywood”), and Doc Green’s Healing Collective, a California unincorporated nonprofit association (“DGHC,” and together with Honeywood, “Licensor”), entered into a License and Supply Agreement (the “License Agreement”). The License Agreement was entered into coincident with the consummation of the Unwinding Transaction (as defined in Item 2.01 below) as a result of which Honeywood ceased to be owned by the Company.

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

The following Management Discussion and Analysis should be read in conjunction with the condensed consolidated financial statements and accompanying notes included in this Form 10-Q.

RESULTS OF OPERATIONS

Three months ended June 30, 2015 compared to the three months ended June 30, 2014

Revenue. The Company was currently developing its business and as a result it had not developed a material or consistent pattern of revenue generation. In addition, the business was disposed of in August 2015. For the three months ended June 30, 2015, the Company generated $40,746 as compared to no revenue for the three months ended June 30, 2014.

The revenue was generated from the Company’s natural wellness cannabis compliment line launched in August of 2014. The Company disposed of operations on August 7, 2015. There is no guaranty that a new line of business will result in material revenue production.

Cost of Goods Sold. The Company’s cost of goods sold for the three months ended June 30, 2015 was $7,942, which resulted in a gross profit for that period of $32,804 at a gross margin of 80.5%. The Company had no revenue for the three months ended June 30, 2014 and therefore had no cost of goods sold for that period.

General and Administrative Expenses. For the three months ended June 30, 2015, general and administrative expenses were $307,928 compared to $1,335,141 for the same period in the prior fiscal year. This decrease was primarily due to a decrease in stock based compensation.

Other Income (Expense). For the three months ended June 30, 2015, other income (expense) was $26,786 compared to ($210,735) for the same period in the prior fiscal year. This largest expense in the three months ended June 30, 2015 was financing expenses of $258,000 offset by a $265,856 settlement in the Typenex agreement. In the three months ended June 30, 2104, the largest expense was non-cash financing expense of $458,177 offset by a gain of $342,643 in the change in the derivative liability.

Net Loss. We generated net losses of $251,227 for the three months ended June 30, 2015 compared to $1,548,397 for the same period in 2014, a decrease of 86%, primarily due to lower non-cash financing expenses.

Liquidity and Capital Resources

We continue to fund our operations through private placement offerings and other financings.

During the three months ending June 30, 2015, the Company sold no shares of common stock, and entered into various note agreements of $104,000 to a financing institution and $133,000 to various individuals and companies of which $18,000 of this was to a related party.

At June 30, 2015, we had cash and cash equivalents of $84,608 compared to $209,098 at March 31, 2015.

Cash Flows

Net cash used in operating activities amounted to $127,270 and $508,894 for the three months ended June 30, 2015, respectively.

During the three months ended June 30, 2015, we used no cash in investing activities compared to $28,953 in the same period in the prior fiscal year, primarily as a result of the purchase of equipment and deferred acquisition cost.

During the three months ended June 30, 2015, we had $3,000 of cash provided by financing activities compared to $441,667 in the same period in the prior fiscal year, primarily as a result of shares issued for cash in 2014 of $275,000 and proceeds received from a warrant exercise of $250,000 in 2014 offset by repayments of debt of $83,333. In 2015, the Company received proceeds of $133,000 in notes payable from individuals and companies (of which $18,000 was from a related party), and $104,000 in proceeds from a financing institution, offset by a payment of $230,000 to settle an agreement with another financing institution.

We do not believe that our cash on hand at June 30, 2015 will be sufficient to fund our current working capital requirements as we try to develop a new business line. We will continue to seek additional equity financing. However, there is no assurance that we will be successful in our equity private placements or if we are that the terms will be beneficial to our shareholders.

Going Concern Qualifications

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had minimal revenue of $40,746 and net losses of $251,227 for the three months ended June 30, 2015 compared to sales of $0 and net loss of $1,548,397 for the three months ended June 30, 2014. The Company had an accumulated deficit of $49,494,867 and there are existing uncertain conditions which the Company faces relative to its obtaining financing and capital in the equity markets. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company is highly dependent on its ability to continue to obtain investment capital from future funding opportunities to fund the current and planned operating levels. The unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to bring in income generating activities and its ability to continue receiving investment capital from future funding opportunities. No assurance can be given that the Company will be successful in these efforts.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are not effective as of such date. The Chief Executive Officer and Chief Financial Officer have determined that the Company continues to have the following deficiencies which represent a material weakness:

1.	The Company does not have an Audit Committee;

2.	Lack of in-house personnel with the technical knowledge to identify and address some of the reporting accounting issues surrounding certain complex or non-routine transactions. With material, complex and non-routine transactions, management has and will continue to seek guidance from third-party experts and/or consultants to gain a thorough understanding of these transactions;

3.	Insufficient personnel resources within the accounting function to segregate the duties over financial transaction processing and reporting; and

4.	Insufficient written policies and procedures over accounting transaction processing and period end financial disclosure and reporting processes.

To remediate our internal control weaknesses, management intends (but has not done so to date) to implement the following measures:

●	The Company will add sufficient number of independent directors to the board and will form an Audit Committee with a qualified person to chair the committee.

●	The Company has hired a chief financial officer and will add sufficient accounting personnel to properly segregate duties and to effect a timely, accurate preparation of the financial statements.

●	The Company will hire staff technically proficient at applying U.S. GAAP to financial transactions and reporting.

●	Upon the hiring of additional accounting personnel, the Company will develop and maintain adequate written accounting policies and procedures.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of June 18, 2016, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations except as set forth below:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended June 30, 2015, the Company issued shares of common stock as follows:

For the three months ended June 30, 2015, the Company issued 29,188,403 common shares, to a warrant holder.

For the three months ended June 30, 2015, the Company issued 12,500,000 common shares valued at $125,000 as commitment shares in conjunction with the issuance on a $104,000, 12-month convertible note payable bearing 7% interest.

For the three month ended June 30, 2015, the Company issued 630,000 shares of common stock to the Chief Executive Officer and V.P. Strategic Planning from $0.008 to $0.01, totaling $5,880.

For the three month ended June 30, 2015, the Company issued 500,000 shares of common stock as share based compensation at prices ranging from $0.008 to $0.01, totaling $4,880.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

As of this report date the Company was in default of two convertible notes payable; a 7% convertible redeemable note dated May 28, 2015 with Union Capital, LLC (“Union”) and a $96,000 20% OID convertible debenture with Group 10 Holdings LLC. dated July 14, 2015, bearing a 12% annual rate of interest.

The Company’s default is resultant from the July 15, 2015 filing failure which resulted in the delisting from the OTCQB Exchange resulting for failure to timely file the its annual report with the Securities and Exchange Commission (“SEC”) violating Regulation SX, Rule 2-01 as a direct result of the Company not being able to obtain properly audited financial statements.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable

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

TAURIGA SCIENCES, INC. (Registrant)

Date: June 29, 2016	By:	/s/ Seth M. Shaw
Seth M. Shaw
Principal Executive Officer

	By:	/s/ Ghalia Lahlou
Ghalia Lahlou
Principal Accounting Officer

