Form 10-Q
period 2015-09-30
TAURIGA SCIENCES, INC.
filed 2016-07-12
CIK 1142790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

OR

[ ]	TRANSTITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 000-53723

TAURIGA SCIENCES, INC.

(Exact name of registrant as specified in its charter)

Florida	30-0791746
(State or other jurisdiction of Identification No.)	(I.R.S. Employer or organization)

39 Old Ridgebury Road

Danbury, CT 06180

(Address of principal executive offices) (Zip Code)

917 796 9926

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

As of July 7, 2016 the registrant had 1,341,270,933 shares of its Common Stock, $0.00001 par value, outstanding.

PART I. FINANCIAL STATEMENTS

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TAURIGA SCIENCES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN US$)

	September 30, 2015	March 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash	$74,122	$209,098
Inventory	-	90,987
Investment - available for sale security	1,000	4,063
Prepaid expenses and other current assets	6,477	29,207
Total current assets	81,599	333,355

Property and equipment, net	11,276	25,286

Total assets	$92,875	$358,641

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Notes payable to individuals and companies	$253,775	$48,775
Notes payable to individuals and companies - related party	18,000	-
Convertible notes to financial institutions, net of derivative and discouunts	-	-
Accounts payable	304,321	272,063
Accrued interest	34,536	14,431
Accrued expenses	299,043	271,216
Accrued professional fees	382,372	486,372
Liability for common stock to be issued	298,000	495,856
Derivative liability	1,545,883	90,000
Total current liabilities	3,135,930	1,678,713

Commitments and contingencies	-	-

Stockholders’ deficit:
Common stock, par value $0.00001; 2,500,000,000 and 1,000,000,000 shares authorized, 957,070,933 and 899,007,530 outstanding at September 30, 2015 and March 31, 2015, respectively	9,571	8,990
Additional paid-in capital	48,564,529	48,150,896
Accumulated deficit	(51,377,203)	(49,243,640)
Accumulated other comprehensive loss	(239,952)	(236,318)
Total stockholders’ deficit	(3,043,055)	(1,320,072)

Total liabilities and stockholders’ deficit	$92,875	$358,641

The accompanying notes are an integral part of the condensed consolidated financial statements.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(IN US$)

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
		(Restated)		(Restated)
Continuing Operations:
Revenues	$-	$-	$-	$-
Cost of goods sold	-	-	-	-

Gross profit	-	-	-	-

Operating expenses
General and administrative	491,787	1,507,151	773,375	2,842,292
Depreciation and amortization expense	2,580	2,436	5,469	4,957
Total operating expenses	494,367	1,509,587	778,844	2,847,249

Loss from operations	(494,367)	(1,509,587)	(778,844)	(2,847,249)

Other income (expense)
Interest expense	(18,406)	(31,481)	(23,207)	(126,682)
Financing expense	(66,000)	-	(324,000)	(458,177)
Derivative expense	(57,326)	-	(153,384)	-
Cost of terminated acquisition	-	(254,118)	-	(254,118)
Gain on settlement	-	-	265,856	-
Gain on sale of investment	125,000	-	125,000	-
Gain on warrant conversion	-	-	56,372	-
Change in derivative liability	(1,268,813)	587	(1,205,396)	343,230

Total other income (expense) - net	(1,285,545)	(285,012)	(1,258,759)	(495,747)

Net loss from continuing operations	(1,779,912)	(1,794,599)	(2,037,603)	(3,342,996)

Discontinued Operations:
Gain from discontinued operations	2,533	2,263	8,997	2,263
Loss from disposal of discontinued operations	(104,957)	-	(104,957)	-

Total discontinued operations	(102,424)	2,263	(95,960)	2,263

Net loss	(1,882,336)	(1,792,336)	(2,133,563)	(3,340,733)
Other comprehensive income (loss)
Change in unrealized loss on available for sale security	(1,125)	(30,938)	(3,063)	(54,688)
Foreign currency translation adjustment	(523)	1,370	(571)	(1,095)
Total other comprehensive income (loss)	(1,648)	(29,568)	(3,634)	(55,783)

Comprehensive loss	$(1,883,984)	$(1,821,904)	$(2,137,197)	$(3,396,516)

Net loss per share - Basic and diluted	$-	$-	$-	$-

Weighted average common shares outstanding -
Basic and diluted	942,375,716	757,008,430	930,089,583	724,800,071

The accompanying notes are an integral part of the condensed consolidated financial statements.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN US$)

(UNAUDITED)

	For the Six Months Ended
	September 30,
	2015	2014
		(Restated)
Cash flows from operating activities
Net loss	$(2,133,563)	$(3,340,733)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation	524,586	1,771,934
Depreciation and amortization	5,469	5,507
Gain on warrant conversion	(56,372)	-
Issuance of a warrant for financing expense	-	458,177
Gain on settlement	(265,856)	-
Amortization of deferred financing costs	-	34,014
Accretion on convertible notes payable	-	67,767
Derivative expense	153,384	-
Change in derivative liability	1,193,280	(343,230)
Cost of terminated acquisition	-	254,118
Loss on disposal of Natural Wellness business	104,957	-
Value of financing costs for share liability	154,000	-
Decrease (increase) in assets
Inventory	9,789	(2,012)
Prepaid expenses	6,269	(19,763)
Increase (decrease) in liabilities
Accounts payable	32,258	(25,440)
Accrued interest	20,105	8,914
Accrued expenses	27,827	(50,497)
Accrued professional fees	(104,000)	109,298
Cash used in operating activities	(327,867)	(1,071,946)

Cash flows from investing activities
Proceeds received for Natural Wellness business	20,462	-
Purchase of equipment	-	(11,099)
Deferred acquisition costs	-	(28,295)
Cash provided by (used in) investing activities	20,462	(39,394)

Cash flows from financing activities
Proceeds from notes payable	205,000	-
Proceeds from notes payable - related parties	18,000	-
Payment for settlement of financing	(230,000)	-
Proceeds from the sale of common stock	-	537,500
Proceeds from convertible debentures	180,000	-
Payment of convertible debenture	-	(83,333)
Proceeds from warrant exercise	-	250,000
Cash provided by financing activities	173,000	704,167

Foreign currency translation effect	(571)	(1,096)
Net (decrease) in cash	(134,976)	(408,269)

Cash, beginning of period	209,098	812,907
Cash, end of period	$74,122	$404,638

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest Paid	$-	$-
Taxes Paid	$-	$-

NON CASH ITEMS
Conversion of convertible debentures to common stock	$-	$1,251,425
Conversion of accrued interest to common stock	$-	$15,590

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

Nature of Business

The Company, prior to December 12, 2011, was involved in the business of exploiting new technologies for the production of clean energy. The Company was then moving in the direction of a diversified biotechnology company. The mission of the Company is to evaluate potential acquisition candidates operating in the life sciences technology space. The Company’s revenue in fiscal year 2016 was generated from its natural wellness cannabis complement line launched in August 2014.

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

On January 8, 2013, the Company received from ITL, a notice by which ITL purported to terminate the License Agreement dated December 9, 2011 between the Company and ITL (the “ITL Notice”), along with alleged damages. It is the Company’s position that ITL breached the License Agreement by delivering the ITL Notice and, that prior to the ITL Notice, the License Agreement was in full force and, on January 17, 2013, and that the Company had complied in all material respects with the License Agreement and therefore the Company believes that there are no damages to ITL. As such, on January 17, 2013, the Company filed a lawsuit against ITL, which included the request for various injunctive relief against ITL for damages stemming from this breach. On February 19, 2013, the Company and ITL entered into a settlement agreement whereby the parties have agreed to the following: (1) the Company will submit a letter to the Court advising the Court that the parties have reached a settlement and that the Company is withdrawing its motion, (2) ITL will pay the Company $20,000, (3) ITL will issue to the Company, ITL’s share capital equivalent to 9% of the issued and outstanding shares of ITL (3,280,000), (4) the Company will change its name and (5) the settling parties agree that the license agreement will be terminated. The Company had valued these shares at $0 since they deemed the investment to be worthless. During the three months ended September 30, 2015, the Company sold the 3,280,000 shares for $125,000 which is recorded in the consolidated statements of operations.

On March 13, 2013, the Company changed its name to Tauriga Sciences, Inc. to better reflect its new direction. The Company traded under the symbol “TAUG” beginning April 9, 2013.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF OPERATIONS (CONTINUED)

On May 31, 2013, the Company signed a Licensing Agreement with Green Hygienics, Inc. (“GHI”) to enable the Company, on an exclusive basis for North America, to market and sell 100% tree-free, bamboo-based, biodegradable, hospital grade wipes, as well as other similar products. The Company contracted to pay $250,000 for the licensing rights. In addition, the Company issued 4,347,826 shares of its common stock to GHI whereas GHI’s parent company, Green Innovations Ltd. (“GNIN”) has issued the Company 625,000 shares of common stock of GNIN, valued at $250,000. The Company paid $143,730 in cash to GHI and, in lieu of the remaining $106,270 to be paid in cash the Company issued an additional 2,500,000 shares of its common stock for the licensing rights. See Note 5.

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

As of September 30, 2015, the Company determined that their patents with respect to Pilus was impaired due to their inability to raise capital as a result of the issues related to the acts committed by the Predecessor Audit Firm that lead to the delisting of the Company’s shares on July 31, 2015 (see Note 14).

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

On September 24, 2014, the Company, Honeywood, and each of the Honeywood executives entered into an agreement to unwind the acquisition and the transactions entered into therewith, including a refund of certain advances made by the Company to Honeywood. As a result, the acquisition agreement and employment agreements with the Honeywood executives were terminated and Honeywood issued a secured promissory note to the Company in the amount of $170,000. The note is to be paid, together with interest thereon of’ 6% from October 1, 2014, in six quarterly installments commencing on March 31, 2015 and ending on June 30, 2016. The promissory note is secured by all of the assets of Honeywood, as defined in the security agreement. The Company and Honeywood also entered into a license agreement (See Note 10). The initial payment pursuant to the promissory note of $33,462 was due March 31, 2015 and was never paid. Based on the financial position of Honeywood, the Company believes that the potential legal costs to enforce its rights pursuant to the terms of the promissory note will be in excess of any compensation it will potentially receive and has deemed the promissory note worthless at March 31, 2015. An amount of $175,100, representing the principal balance of the note and accrued interest income of $5,100 has been recorded as a charge to operations at March 31, 2015.

On July 9, 2015, Dr. Sung submitted her resignation as a member of the Company’s BOD and as CEO and CFO of the Company. Simultaneously with Dr. Sung’s resignation, the BOD appointed Seth M. Shaw as the Chairman of the BOD and the Company’s new CEO.

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

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

As indicated in the accompanying condensed consolidated financial statements, the Company has incurred net losses of $2,133,563 and $3,340,733 for the six months ended September 30, 2015 and 2014, respectively. Management’s plans include the raising of capital through equity markets to fund future operations and cultivating new license agreements or acquiring ownership in technology companies. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses, acquire new license agreements or ownership interests in medical companies and generate adequate revenues, there can be no assurances that the revenues will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters along with the fact that the Company sold its revenue producing natural wellness business in August 2015, raise substantial doubt about the Company’s ability to continue as a going concern. However, the accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash Equivalents

For purposes of reporting cash flows, cash equivalents include investment instruments purchased with an original maturity of three months or less. At September 30, 2015, the Company had no cash at any financial institution which exceeded the total FDIC insurance limit of $250,000. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

Inventory

Inventory consists of raw materials, production in progress and finished goods and is stated at the lower of cost or market determined by the first-in, first-out method. All of the inventory was sold in August 2015.

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

Research and Development

The Company expenses research and development costs as incurred. Research and development costs were $0 and $60,425 in the six months ended September 30, 2015 and 2014, respectively.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2015 and 2014. The respective carrying value of certain financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash, accounts payable and accrued expenses.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Derivative Financial Instruments

Derivatives are recorded on the condensed consolidated balance sheet at fair value. The conversion features of the convertible debentures are embedded derivatives and are separately valued and accounted for on the consolidated balance sheet with changes in fair value recognized during the period of change as a separate component of other income/expense. Fair values for exchange-traded securities and derivatives are based on quoted market prices. The pricing model we use for determining fair value of our derivatives is the Monte Carlo Pricing Model. Valuations derived from this model are subject to ongoing internal and external verification and review. The model uses market-sourced inputs such as interest rates and stock price volatilities. Selection of these inputs involves management’s judgment and may impact net income. During the year ended March 31, 2015, the Company utilized an expected life ranging from 66 days to 325 days based upon the look-back period of its convertible debentures and notes and volatility in the range of 166% to 196%. During the year ended March 31, 2014, the Company utilized an expected life ranging from 180 days to 360 days based upon the look-back period of its convertible debentures and notes and volatility in the range of 89% to 172%. In the six months ended September 30, 2015, as a result of the May 28, 2015, 7% Convertible Redeemable Note with a principal amount of $104,000 with a maturity date of May 28, 2016 (the “Union Note”) which contains an anti-rachet clause for the conversion of this Union Note, the Company recorded a derivative liability in the amount of $200,058 (as a result the entire note was discounted). The also recorded a derivative liability as a result of the July 14, 2015 issuance of a 12% Convertible Redeemable Note with the principal amount of $96,000 issued with an original issue discount of $16,000. The derivative liability recorded on this note was $152,126 (as a result the entire note was discounted.) As a result of the issuance of this note containing more beneficial terms of conversion, the Union Note will now be convertible at the lower of the lesser of (a) sixty percent (60%) multiplied by the lowest closing price as of the date a notice of conversion is given (which represents a discount rate of forty percent (40%)) or (b) one half penny ($0.005). In the period April 1, 2015 through September 30, 2015, the Company recognized a loss on the fair value of the derivative liability in the amount of $$1,268,813 bringing the fair value of the derivative liability to $1,545,883. The Company also offset an original issue discount against this liability as it was part of the debt in the amount of $12,897.

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

As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by ASC 740 and concluded that the tax position of the Company does not meet the more-likely-than-not threshold as of September 30, 2015.

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

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – DISCONTINUED OPERATIONS

On August 11, 2015 the Company formally divested (discontinued) its Natural Wellness Business. The business mainly consisted of a CBD infused topical lotion called TopiCanna as well as a line of Cannabis Complement products that were intended to compliment individuals who were consistently using medicinal cannabis related product. On August 11, 2015, the Company sold the balance of its inventory of TopiCanna and Cannabis Complement products for a one-time cash payment of $20,462. As a result of the disposal of this business, the Company reported a loss on disposal of $106,860, as reflected in the chart below:

TAURIGA SCIENCES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF DISCONTINUED OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Revenues	$10,316	$10,831	$51,062	$10,831
Cost of goods sold	6,530	3,018	14,472	3,018

Gross profit	3,786	7,813	36,590	7,813

Operating expenses
General and administrative	1,003	5,000	26,790	5,000
Impairment of notes receivable	-	-	-	-
Impairment of license agreements	-	-	-	-
Impairment of patents	-	-	-	-
Depreciation and amortization expense	250	550	803	550
Total operating expenses	1,253	5,550	27,593	5,550

Gain from discontinued operations	$2,533	2,263	$8,997	2,263

TAURIGA SCIENCES, INC. AND SUBSIDIARY

BALANCE SHEET FROM DISCONTINUED OPERATIONS

	September 30, 2015	March 31, 2015

Assets of discontinued operations	$-	$209,442

Liabilities of discontinued operations	-	-

The Company recognized a loss on the disposal of the Natural Wellness subsidiary:

TAURIGA SCIENCES, INC. AND SUBSIDIARY

Loss on disposal of Natural Wellness (subsidiary)

Cash	$19,219
Inventory, at cost	81,198
Prepaid expenses	16,461
Property and equipment, net	8,541
Less cash received for sale of business	(20,462)
Loss on disposal of continuing operations	$104,957

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – PROPERTY AND EQUIPMENT

The Company’s property and equipment is as follows:

	September 30, 2015	March 31, 2015	Estimated Life

Computers, office furniture and equipment	$55,942	$55,942	3-5 years
Technical equipment	-	11,099	5 years
Total	55,942	67,041
Less: accumulated depreciation	(44,666)	(41,755)

Net	$11,276	$25,286

Depreciation expense for the six months ended September 30, 2015 and the year ended March 31, 2015 was $5,469 and $4,957, respectively. The net value of $8,541 in technical equipment was sold in August 2015 with the Company’s other natural wellness assets.

NOTE 5 – INTANGIBLE ASSETS

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

On January 8, 2013, the Company received from ITL, a notice by which ITL purported to terminate the License Agreement dated December 9, 2011 between the Company and ITL (the “ITL Notice”), along with alleged damages. It is the Company’s position that ITL breached the License Agreement by delivering the ITL Notice and, that prior to the ITL Notice, the License Agreement was in full force and, on January 17, 2013 and that the Company had complied in all material respect with the License Agreement therefore the Company believes that there are no damages to ITL. As such, on January 17, 2013, the Company filed a lawsuit against ITL, which included the request for various injunctive relief against ITL for damages stemming from this breach. On February 19, 2013, the Company and ITL entered into a settlement agreement whereby the parties have agreed to the following: (1) the Company will submit a letter to the Court advising the Court that the parties have reached a settlement and that the Company is withdrawing its motion, (2) ITL will pay the Company $20,000, (3) ITL will issue to the Company, ITL’s share capital equivalent to 9% of the issued and outstanding shares of ITL (3,280,000 shares), (4) the Company will change its name and (5) the settling parties agree that the license agreement will be terminated. No value has been assigned to the ITL shares received, as they are deemed to be worthless. The Company, based upon its evaluation of the ITL financial statement, considered its investment in ITL to be impaired as the ITL Company had negative net worth and the funds advanced were being utilized for research, development and testing. During the three months ended September 30, 2015, the Company sold the 3,280,000 shares for $125,000 which is recorded in the consolidated statements of operations.

Green Hygienics, Inc.

On May 31, 2013, the Company executed a licensing agreement with GHI (see Notes 1 and 7). The Licensing Agreement with GHI will enable the Company, on an exclusive basis for North America, to market and sell 100% tree-free, bamboo-based, biodegradable, hospital grade wipes, as well as other similar products to commercial entities including medical facilities, schools, and more. The Company agreed to pay $250,000 for the licensing rights. In addition, the Company issued 4,347,826 shares of its common stock to GHI whereas GHI’s parent company, Green Innovations Ltd. (“GNIN”) has issued the Company 625,000 shares of common stock of GNIN, valued at $250,000. The terms of the Licensing Agreement provide for the equal recognition of profits between the Company and GHI on the sales by the Company.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – INTANGIBLE ASSETS (CONTINUED)

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

Breathe Ecig Corp.

On March 31, 2015, the Company entered into a license agreement with Breathe Ecig Corp. (which has subsequently changed its name of White Fox Ventures, Inc.) (“Breathe”) whereby the Company issued 10,869,565 shares of its common stock, valued at $100,000, to Breathe for certain licensing rights, as defined in the agreement. Amortization of the license fee will commence on April 1, 2015 over the two-year term of the agreement (See Note 10). As Breathe is worthless as of the date of this report, the Company has written off the entire $100,000 value as of March 31, 2015.

License agreements consist of the cost of license fees with Breathe Ecig Corp. ($100,000), Green Hygienics, Inc. ($250,000) and Bacterial Robotics, LLC ($1,189,851) at June 30, 2015 and March 31, 2015 and Green Hygienics, Inc. ($250,000) and Bacterial Robotics, LLC ($1,189,851) at March 31. 2014, which were both determined to be impaired as of March 31, 2014. An analysis of the cost is as follows:

	September 30, 2015	March 31, 2015	Estimated Life

Licensing fee	$1,539,851	$1,539,851	2-5 years
Less: accumulated amortization	83,863	83,863
	1,455,988	1,455,988
Net impairment	(1,455,988)	(1,455,988)
Balance	$—	$—

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Patents:

Pilus Energy, LLC

The Company, through the acquisition of Pilus Energy on January 28, 2014, acquired a patent to develop cleantech energy using proprietary microbiological solution that creates electricity while consuming polluting molecules from wastewater. The cost of the patent and related amortization at September 30, 2015 and March 31, 2015 is as follows:

	Fair Value	Estimated Life

Cash advanced on signing the memorandum of understanding and closing agreement	$100,000	16.5 years
Fair value of the warrant for 100,000,000 shares of the Company’s common stock	1,710,000
Total	1,810,000
Less amortization in the year ended March 31, 2015	18,540
Net value at March 31, 2015 prior to impairment	$1,791,460
Impairment in the year ended March 31, 2015	1,791,460
Net value as of March 31, 2015	—
Activity – Six months ended September 30, 2015	—
Net value as of September 30, 2015	$—

NOTE 6 – EMBEDDED DERIVATIVES – FINANCIAL INSTRUMENTS

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

As of March 31, 2015, the value of the derivative liability associated with the convertible notes was $90,000 associated with the Class B warrants issued to Hanover Holdings I, LLC, as the warrants had been converted into shares of common stock during the three months ended June 30, 2015. In the six months ended September 30, 2015, as a result of the May 28, 2015, 7% Convertible Redeemable Note with a principal amount of $104,000 with a maturity date of May 28, 2016 (the “Union Note”) which contains an anti-rachet clause for the conversion of this Union Note, the Company recorded a derivative liability in the amount of $200,058 (as a result the entire note was discounted). The also recorded a derivative liability as a result of the July 14, 2015 issuance of a 12% Convertible Redeemable Note with the principal amount of $96,000 issued with an original issue discount of $16,000. The derivative liability recorded on this note was $152,126 (as a result the entire note was discounted.) As a result of the issuance of this note containing more beneficial terms of conversion, the Union Note will now be convertible at the lower of the lesser of (a) sixty percent (60%) multiplied by the lowest closing price as of the date a notice of conversion is given (which represents a discount rate of forty percent (40%)) or (b) one half penny ($0.005). In the period April 1, 2015 through September 30, 2015, the Company recognized a loss on the fair value of the derivative liability in the amount of $1,268,813 bringing the fair value of the derivative liability to $1,545,883. The Company also offset an original issue discount against this liability as it was part of the debt in the amount of $12,897.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – CONVERTIBLE NOTES AND NOTES PAYABLE

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

On May 28, 2015 the Company entered into a Securities Purchase Agreement (the “Union Purchase Agreement”) with Union Capital, LLC (“Union”) for the purchase of a 7% Convertible Redeemable Note in the principal amount of $104,000 with a maturity date of May 28, 2016 (the “Union Note”). The Company received gross proceeds of $100,000 under the Union Note. The Company granted Union 12,500,000 shares of Company common stock for a commitment fee in consideration of the Union Note. Pursuant to the terms of the Union Note, at any time Union may convert any principal and interest due to it at a 20% discount to the lowest closing bid price of Company common stock for the five trading days prior to the conversion notice. Additionally, the discount will be adjusted on a ratchet basis in the event the Company offers a more favorable discount rate or look-back period to a third party during the term of the Union Note. Union will not be allowed to convert into shares of common stock that would result in it beneficially owning more than 9.99% of the Company’s issued and outstanding common stock. The Company may prepay the amounts under the Union Note as follows: (i) if prepaid within ninety days, the Company must pay a 15% premium on all principal and interest outstanding and (ii) if prepaid after ninety days but before the one hundred and eighty-one day, the Company must pay a 30% premium on all principal and interest outstanding. The Company intends to use its best efforts to repay the Union Note within the first ninety days. The Company agreed to reserve 33,000,000 shares of its common stock to satisfy its obligations under the Union Note. This reserve will be increased to three times the number of share of common stock upon the approval of the Company’s stockholders of an increase in the number of authorized shares of common stock. The Company agreed to call a special meeting solely for such purpose with fifteen days of the Union Note. The $104,000 remains outstanding at September 30, 2015 (reflected as a derivative liability), and the $4,000 discount was expensed in the three months ended June 30, 2015.

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

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – CONVERTIBLE NOTES AND NOTES PAYABLE (CONTINUED)

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

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – CONVERTIBLE NOTES AND NOTES PAYABLE (CONTINUED)

Convertible Notes Payable to Individuals

The Company at September 30, 2015 and March 31, 2015 had $181,775 ($18,000 of which is to a related party) and $48,775, respectively of notes payable to individuals. The notes are convertible into common stock of the Company at $0.025 per share. The interest rates range between 3% and 8% per annum and the notes are unsecured. During the six months ended September 30, 2015, no notes were converted to common stock. During the year ended March 31, 2015, three notes were converted to common stock. One of the notes is to a related party – see Note 8 in the amount of $18,000.

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

Non-convertible Debt Financing - Alternative Strategy Partners PTE Ltd.

On September 23, 2015, the Company entered into a debt facility of an amount up to $180,000 in non-convertible debt financing from Singapore-based institutional investor Alternative Strategy Partners PTE Ltd. (“ASP”). The debt carries a fixed interest rate per annum of 11.50% (“the Designated Rate”) payable in full by December 23, 2015 (“the Maturity Date”). Both parties have discussed the possibility of amending terms, if necessary, under the assumption that both parties mutually agree to such amendment. The Company received cash from the note of $90,000 ($75,000 wired directly to the Company and $15,000 wired directly from ASP to compensate a consultant).

The balance of this $180,000 or the other $90,000 was to be wired directly to a Japanese based consumer product firm called Eishin, Inc., however was not ever done, and the agreement with Eishin, Inc. was cancelled.

The Company had originally entered into an agreement to acquire common shares equivalent to 20.1% of Eishin Co., Ltd. (“Eishin”), a high growth Japan-based company focusing on providing solutions to improve automobile combustion efficiency. “Eco-Spray”, Eishin’s key product made from 100% natural ingredients, is distributed in numerous Asian markets including China, Japan, Korea, India, UAE, Bangladesh, Cambodia, Philippines and Myanmar, and is currently being tested for expansion in North America. The Company had also agreed to make an investment in Eishin for a total of $180,000, of which half was to be paid on October 1, 2015 and the remainder to be paid by the end of October 31, 2015. The initial $90,000 that was to be used to purchase 20.1% ownership of Eishin was never funded by ASP and the shares were never transferred. Additionally, the Company did not invest any other funds to acquire any ownership in Eishin.

The only amount currently outstanding with respect to this financing is the $90,000, which is past due, which has caused an Event of Default as defined in the agreement. The Company has not been notified by ASP of such default.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – CONVERTIBLE NOTES AND NOTES PAYABLE (CONTINUED)

Other

On October 19, 2012, the Company entered into a one-year convertible promissory note agreement for $445,000 with JMJ Financial, a California based institutional investor. The note is non-interest bearing for the first 90 days and subsequent to that, the note has an interest rate of 5% per annum. The note, at the holder’s option, is convertible at $0.15 per share and if the price per share at the time of conversion is greater than $0.15 per share, on average for the previous 25 trading days, the conversion rate shall have a 25% discount, with the minimum price of $0.15 per share. The Company paid an origination fee of 200,000 shares of its common stock to secure the loan. On November 14, 2012, the Company received $150,000 and an additional $25,000 on March 27, 2013. The 25% discount created a beneficial conversion feature at the commitment date aggregating $37,500 representing a discount which is being accreted monthly from the issuance date of the note through maturity and is recorded as additional interest expense. At March 31, 2013, the loan balance was $106,425, net of unamortized discount of $68,575. On June 3, 2013 the Company issued 9,900,000 shares of its common stock to convert the note. Under the terms of the original agreement, approximately 4,125,000 shares were required to be issued. To entice the conversion, the Company issued an additional 5,775,000 shares resulting in a loss on conversion of $321,000 in the year ended March 31, 2014. The balance under this note as of September 30, 2015 and March 31, 2015 was $0.

Interest expense including all default interest charges for the three and six months ended September 30, 2015 was $18,406 and $23,207 compared to the same period in the prior year of $31,481 and $126,682, respectively. Accrued interest at September 30, 2015 and March 31, 2015 was $34,536 and $14,431, respectively.

NOTE 8 – RELATED PARTIES

On May 31, 2013, the Company executed a licensing agreement with GHI (see Notes 1 and 5). The Company’s former CFO, Bruce Harmon, is also the CFO and Chairman of Green Innovations Ltd., the parent company of GHI.

On May 27, 2015, the Company issued a six-month convertible note to a related party in the amount of $18,000. The note contains bonus commitment shares equal to 1 cent per share for every $5,000 invested or 1,800,000 shares of the Company’s common stock, par value $0.001.

NOTE 9 – STOCKHOLDERS’ DEFICIT

Common Stock

The Company is authorized to issue 2,500,000,000 shares of its common stock. Effective September 30, 2015, 957,070,933 shares of common stock are outstanding.

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

NOTE 9 – STOCKHOLDERS’ DEFICIT (CONTINUED)

During the year ended March 31, 2014, the Company issued 4,347,826 shares of its common stock to Green Hygienics in connection with a license agreement.

During the year ended March 31, 2014, the Company issued 2,500,000 shares to fully pay up the Green Hygienics license fee. The shares were valued at $0.04 per share totaling $106,250.

In connection with the acquisition of Pilus Energy (See note 5), in January 2014, the Company issued a warrant to purchase 100,000,000 Shares of the Company’s common stock at $0.02 per share. The warrant was valued at $1,710,000 using the Black-Scholes Pricing Model.

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

NOTE 9 – STOCKHOLDERS’ DEFICIT (CONTINUED)

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

For the six months ended September 30, 2015, the Company issued 27,500,000 common shares as commitment shares valued at $191,000, in conjunction with the issuance on two convertible notes in the aggregate amount of $200,000 ($104,000 and $96,000), each convertible note payable matures one-year after issuance, bearing interest rates of 7 - 12% annual interest, increasing to 18-24% default interest.

For the six months ended September 30, 2015, the Company issued 840,000 shares of common stock to the Chief Executive Officer and V.P. Strategic Planning from $0.003 to $0.01, totaling $6,510.

For the six month ended September 30, 2015, the Company issued 535,000 shares of common stock as share based compensation at prices ranging from $0.003 to $0.01, totaling $4,985.

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

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – STOCKHOLDERS’ DEFICIT (CONTINUED)

Warrants for Common Stock

The following table summarizes warrant activity for the six months ended September 30, 2015 and the year ended March 31, 2015:

			Weighted
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding at March 31, 2014	175,200,000	$0.02	5.86 Years	$10,050,000

Granted	41,399,803	0.01
Expired	(200,000)	(0.40)
Exercised	(38,871,543)	(0.02)
Canceled	(71,036,328)	(0.03)

Outstanding at March 31, 2015	106,491,932	$0.02	4.49 Years	$10,050,000

Granted	-	-
Expired	-	-
Exercised	(29,188,403)	(0.01)
Canceled	-	-

Outstanding and exercisable at September 30, 2015	77,303,529	$0.02	4.58 Years	$—

The warrants were valued utilizing the following assumptions employing the Black-Scholes Pricing Model:

	Six Months Ended September 30, 2015	Year Ended March 31, 2015

Volatility	179%	179%
Risk-free rate	0.39%	0.39%
Dividend	—	—
Expected life of warrants	1.64 Years	1.89 Years

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – STOCKHOLDERS’ DEFICIT (CONTINUED)

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

Volatility	220%
Expected dividend rate	-
Expected life of options in years	10
Risk-free rate	1.87%

The following table summarizes option activity for the six months and year ended September 30, 2015 and March 31, 2015:

Weighted
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding at March 31, 2014	10,000,000	$0.10	7.85 Years	$—

Granted	—	—
Expired	—	—
Exercised	—	—

Outstanding at March 31, 2015	10,000,000	$0.10	6.85 Years	$—

Granted	—	—
Expired	—	—
Exercised	—	—

Outstanding and exercisable at September 30, 2015	10,000,000	$0.10	6.60 Years	$—

Stock-based compensation for the years ended September 30, 2015 and 2014 was $524,586 and $1,771,934, respectively.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – COMMITMENTS AND CONTINGENCIES

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

On June 1, 2015, the Company and Typenex entered into a Settlement Agreement (the “Agreement”) whereby both the Company and Typenex have agreed to settle all claims and obligations under the January 16, 2015 settlement agreement (the “Prior Settlement Agreement”) in consideration of the Company paying Typenex the amount of $230,000, which was paid on June 2, 2015. Through the date of the Agreement Typenex earned approximately $169,000 in net sales proceeds from the sale of shares issued under the Prior Settlement Agreement.

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

NOTE 10 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

On July 9, 2015, Dr. Sung submitted her resignation as Chief Executive Officer, Chief Financial Officer (“CFO”) and a member of the BOD. Simultaneously with Dr. Sung’s resignation, the BOD appointed Mr. Shaw as the Chairman of the BOD and its new Chief Executive Officer and appointed Ghalia Lahlou as its new interim Chief Financial Officer.

In connection with the Company’s employment contracts, the Company has no future commitments for the six months ended September 30, 2015.

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

Effective March 31, 2015, the Company entered into a license agreement with Breathe Ecig Corp. (which has subsequently changed its name of White Fox Ventures, Inc.) (“Breathe”) whereby the Company issued 10,869,565 shares of its common stock, valued at $100,000, to Breathe for certain licensing rights for a 24 month period, as defined in the agreement. Additionally, Breathe issued the Company 2,666,667 shares of its common stock, valued at $100,000 as a prepayment towards certain commercialization fees the Company will incur, as defined in the agreement. As Breathe is not currently engaged in any business that can help the Company, the entire fee has been written off by the Company as of March 31, 2015.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – PROVISION FOR INCOME TAXES

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

Deferred tax assets consist of the following:

	September 30, 2015	March 31, 2015
Net operating losses	$4,857,200	$4,600,000
Impairment of assets	2,490,000	2,490,000
Valuation allowance	(7,347,200)	(7,090,000)
	$-	$-

At September 30, 2015, the Company had a U.S. net operating loss carryforward in the approximate amount of $22 million available to offset future taxable income through 2035. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods. The Company also has a Canadian carry forward loss which approximates $700,000 and is available to offset future taxable income through 2035. The valuation allowance increased by $257,200 and $890,000 in the six months ended September 30, 2015 and the year ended March 31, 2015, respectively.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and the federal statutory rate for the six months ended September 30, 2015 and 2014 is summarized as follows:

	2015	2014
Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefits	(3.3)	(3.3)
Foreign tax	(0.3)	(0.3)
Valuation allowance	37.6	37.6
	0%	0%

NOTE 12 – INVESTMENTS - AVAILABLE FOR SALE SECURITIES

The Company’s investments in Green Innovations, Ltd and Breathe Ecig Corp. are included within Current Assets as they are expected to be realized in cash within one year. The investments are recorded at fair valve with unrealized gains and losses, net of applicable taxes, in Other Comprehensive Income. The Company’s investment in Green Innovations, Ltd has a cost of $250,000, unrealized loss of $249,000 and a fair value of $1,000 at September 30, 2015. At March 31, 2015, the unrealized loss was $245,937 and the fair value was $4,063, respectively. The investment in Breathe Ecig Corp has been written off as of September 30, 2015 as there is no value in that company.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – FAIR VALUE MEASUREMENTS

The following summarizes the company’s financial assets and liabilities that are measured at fair value on a recurring basis at September 30, 2015 and March 31, 2015

	September 30, 2015
	Level 1	Level 2		Level 3	Total
Assets
Investment-available-for-sale security	$1,000		$-	$-	$1,000

Liabilities
Derivative liabilities, net of OID	$-	$		$1,545,883	$1,545,883

	March 31, 2015
	Level 1	Level 2	Level 3	Total
Assets
Investment-available-for-sale security	$4,063	$-	$-	$4,063

Liabilities
Derivative liabilities	$-	$-	$90,000	$90,000

The estimated fair values of the Company’s derivative liabilities are as follows:

	Convertible	Derivative
	Notes	Liability	Total
Liabilities Measured at Fair Value

Balance as of March 31, 2014	$263,917	$1,581,119	$1,845,036

Revaluation (gain) loss	-	253,625	253,625

Issuances, net	(263,917)	(1,744,744)	(2,007,661)

Balance as of March 31, 2015	$-	$90,000	$90,000

Revaluation (gain) loss	-	1,545,883	1,545,883

Issuances, net	-	(90.000)	(90,000)

Ending balance as of September 30, 2015	$-	$1,545,883	$1,545,883

NOTE 14 – SUBSEQUENT EVENTS

Common Stock Issuances

Subsequent to September 30, 2015 through March 31, 2016, the Company issued 262,750,000 additional shares of common stock to consultants and board members.

During the current fiscal year, to the date of this report, the Company issued additional shares of common stock as follows (i) 49,000,000 shares issued to consultants and board members; (ii) 11,300,000 commitment shares to the holder of convertible notes; (iii) 27,250,000 shares issued via private placement and (iv) 33,900,000 shares in the conversion of convertible notes.

As of the report date the Company has a liability to issue additional shares of common stock as follows (i) 47,625,000 shares to be issued via private placement and (ii) 2,000,000 commitment shares to be issued of a holder of a convertible note.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – SUBSEQUENT EVENTS (CONTINUED)

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

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – SUBSEQUENT EVENTS (CONTINUED)

On April 18, 2016, the Company completed an equity private placement for $105,500 USD comprised of accredited individual investors as well as one institutional investor. The terms of this private placement are as follows: $0.004 per share of common stock with a related three-year warrant for 40% of each share of common stock purchased and an exercise price of $0.01 per share. The warrants require the investors to pay cash to exercise the warrants and do not allow for cashless exercise. For example, an investor who invested $10,000 USD in this financing round received 2,500,000 shares of common stock and the 1,000,000 warrant to purchase 1,000,000 shares of common stock at $0.01 for a period of three years. The Company received funds for 26,375,000 shares of common stock at $0.004 per shares (of which 625,000 are pending issuance) and warrants for an additional 10,550,000 shares of common stock as part of the financing. All shares issued and to be issued will be "restricted securities" as such term is defined by the Securities Act of 1933, as amended.

On May 6, 2016, the Company, retired $135,600 USD of its convertible debt raised with an initial face value $133,000 USD from various accredited investors to repay a portion of the payment due to Typenex Co-Investment, LLC under a settlement agreement. Per the terms of the financing, the Company was required to pay a 20% premium on the amount raised if the funds were not repaid to the investors by December 1, 2015, which did not as occur. The terms at which the Company retired ("settled") this $135,600 USD of debt were materially more beneficial to shareholders than those stipulated in the original Share Purchase Agreement ("SPA") dated June 1, 2015. As such, the Company issued an aggregate of 33,900,000 shares of its common stock to satisfy the terms of the financing (inclusive of all penalties). The Company intends to include the penalties it paid as part of this financing, among other items, as part of the monetary damages suffered as a result of the acts committed by its predecessor audit firm.

On June 27, 2016, the Company completed an additional $194,000 USD in equity private placement financing from six accredited individual investors. The terms of this private placement are as follows: $0.004 per share of common stock with a related three-year warrant for 40% of each share of common stock purchased and an exercise price of $0.01 per share. The warrants require the investors to pay cash to exercise the warrants and do not allow for cashless exercise. For example, an investor who invested $10,000 USD in this financing round received 2,500,000 shares of common stock and the 1,000,000 warrant to purchase 1,000,000 shares of common stock at $0.01 for a period of three years. The Company received funds for 48,500,000 shares of common stock at $0.004 per share (of which 47,000,000 shares are pending issuance) and warrants for an additional 19,400,000 shares of common stock as part of the financing. All shares issued and to be issued will be "restricted securities" as such term is defined by the Securities Act of 1933, as amended.

NOTE 15 – RESTATEMENT OF FINANCIAL STATEMENTS

As a result of the re-audit of the March 31, 2014 consolidated financial statements, the Company wrote off certain assets that were being amortized during fiscal year end March 31, 2015. This resulted in an adjustment of $54,422 and $27,211 in amortization expense that was reversed in the six and three months ended September 30, 2015, respectively. The Consolidated Statements of Operations and Cash Flows were adjusted as a result of this adjustment.

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

On February 19, 2013, the Company and ITL entered into a settlement agreement whereby the parties have agreed to the following: (1) the Company will submit a letter to the Court advising the Court that the parties have reached a settlement and that the Company is withdrawing its motion, (2) ITL will pay the Company $20,000, (3) ITL will issue to the Company, ITL’s share capital equivalent to 9% of the issued and outstanding shares of ITL (3,280,000 shares), (4) the Company will change its name and (5) the settling parties agree that the license agreement will be terminated. The Company had valued these shares at $0 since they deemed the investment to be worthless. During the three months ended September 30, 2015, the Company sold the 3,280,000 shares for $125,000 which is recorded in the consolidated statements of operations.

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

On July 9, 2015, Dr. Sung submitted her resignation as a member of the Company’s BOD and as CEO and CFO of the Company. Simultaneously with Dr. Sung’s resignation, the BOD appointed Seth M. Shaw as the Chairman of the BOD and the Company’s new CEO.

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

On April 18, 2016, the Company completed an equity private placement for $105,500 USD comprised of accredited individual investors as well as one institutional investor. The terms of this private placement are as follows: $0.004 per share of common stock with a related three-year warrant for 40% of each share of common stock purchased and an exercise price of $0.01 per share. The warrants require the investors to pay cash to exercise the warrants and do not allow for cashless exercise. For example, an investor who invested $10,000 USD in this financing round received 2,500,000 shares of common stock and the 1,000,000 warrant to purchase 1,000,000 shares of common stock at $0.01 for a period of three years. The Company received funds for 26,375,000 shares of common stock at $0.004 per shares (of which 625,000 are pending issuance) and warrants for an additional 10,550,000 shares of common stock as part of the financing. All shares issued and to be issued will be "restricted securities" as such term is defined by the Securities Act of 1933, as amended.

On June 27, 2016, the Company completed an additional $194,000 USD in equity private placement financing from six accredited individual investors. The terms of this private placement are as follows: $0.004 per share of common stock with a related three-year warrant for 40% of each share of common stock purchased and an exercise price of $0.01 per share. The warrants require the investors to pay cash to exercise the warrants and do not allow for cashless exercise. For example, an investor who invested $10,000 USD in this financing round received 2,500,000 shares of common stock and the 1,000,000 warrant to purchase 1,000,000 shares of common stock at $0.01 for a period of three years. The Company received funds for 48,500,000 shares of common stock at $0.004 per share (of which 47,000,000 shares are pending issuance) and warrants for an additional 19,400,000 shares of common stock as part of the financing. All shares issued and to be issued will be "restricted securities" as such term is defined by the Securities Act of 1933, as amended.

The following Management Discussion and Analysis should be read in conjunction with the condensed consolidated financial statements and accompanying notes included in this Form 10-Q.

RESULTS OF OPERATIONS

Three and six months ended September 30, 2015 compared to the three and six months ended September 30, 2014

Revenue. The Company was currently developing its business and as a result it had not developed a material or consistent pattern of revenue generation. In addition, the business was disposed of in August 2015. For the three months ended September 30, 2015, the Company generated revenue of $10,316 compared to $10,831 revenue for the three months ended September 30, 2014.

For the six months ended September 30, 2015, the Company generated $51,062 as compared to $10,831 revenue for the six months ended September 30, 2014.

The revenue was generated from the Company’s natural wellness cannabis compliment line launched in August of 2014. The Company disposed of operations on August 7, 2015. There is no guaranty that a new line of business will result in material revenue production.

Cost of Goods Sold. The Company’s cost of goods sold for the three months ended September 30, 2015 was $6,530, which resulted in a gross profit for that period of $3,786 at a gross margin of 36.7%. compared to cost of goods sold of $3,018 and a gross margin of $7,813 or 72.1% for the three months ended September 30, 2014. The difference was due to adjustments for record final physical inventory prior to disposal.

The Company’s cost of goods sold for the six months ended September 30, 2015 was $14,472, which resulted in a gross profit for that period of $36,590 at a gross margin of 71.7%. compared to cost of goods sold of $7,813 and a gross margin of $7,813 or 72.1% for the six months ended September 30, 2014.

The cost of goods sold was generated from the Company’s natural wellness cannabis compliment line launched in August of 2014. The Company disposed of operations on August 7, 2015. There is no guaranty that a new line of business will result in material cost of goods sold.

General and Administrative Expenses. For the three months ended September 30, 2015, general and administrative expenses were $491,787 compared to $1,507,151 for the same period in the prior fiscal year. This decrease was primarily due to a decrease in stock based compensation.

For the six months ended September 30, 2015, general and administrative expenses were $773,375 compared to $2,842,292 for the same period in the prior fiscal year. This decrease was primarily due to a decrease in stock based compensation.

Other Expense. For the three months ended September 30, 2015, other expense was $1,285,545 compared to $285,012 for the same period in the prior fiscal year. This largest expense in the three months ended September 30, 2015 was change in derivative liability of $1,268,813. In the three months ended September 30, 2014, the largest expense were costs of terminated acquisition in the amount of $254,118.

For the six months ended September 30, 2015, other expense was $1,258,759 compared to $495,747 for the same period in the prior fiscal year. This largest expense in the six months ended September 30, 2015 was change in derivative liability of $1,205,396. In the six months ended September 30, 2104, the largest expense was financing costs in the amount of $458,177.

Net Loss. We generated net losses of $1,882,336 and $2,133,563 for the three and six months ended September 30, 2015 compared to $1,792,336 and $3,340,733 for the same period in 2014.

Liquidity and Capital Resources

We continue to fund our operations through private placement offerings and other financings.

During the six months ending September 30, 2015, the Company sold no shares of common stock, and entered into various note agreements of $200,000 to a financing institution and $313,000 to various individuals and companies of which $18,000 of this was to a related party.

On April 18, 2016, the Company completed an equity private placement for $105,500 USD comprised of accredited individual investors as well as one institutional investor.

On June 27, 2016, the Company completed an additional $194,000 USD in equity private placement financing from six accredited individual investors.

At September 30, 2015, we had cash and cash equivalents of $74,122 compared to $209,098 at March 31, 2015.

Cash Flows

Net cash used in operating activities amounted to $327,867 and $1,071,946 for the six months ended September 30, 2015 and 2014, respectively.

During the six months ended September 30, 2015, we had cash provided by investing activities of $20,462 for the proceeds received in the natural wellness business compared to cash used in investing activities $39,394 in the same period in the prior fiscal year, primarily as a result of the purchase of equipment and deferred acquisition cost in 2014.

During the six months ended September 30, 2015, we had $173,000 of cash provided by financing activities compared to $704,167 in the same period in the prior fiscal year, primarily as a result of shares issued for cash in 2014 of $537,500 and proceeds received from a warrant exercise of $250,000 in 2014 offset by repayments of debt of $83,333. In 2015, the Company received proceeds of $223,000 in notes payable from individuals and companies (of which $18,000 was from a related party), and $180,000 in proceeds from a financing institution, offset by a payment of $230,000 to settle an agreement with another financing institution.

We do not believe that our cash on hand at September 30, 2015 will be sufficient to fund our current working capital requirements as we try to develop a new business line. We will continue to seek additional equity financing. However, there is no assurance that we will be successful in our equity private placements or if we are that the terms will be beneficial to our shareholders.

Going Concern Qualifications

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company sold their natural wellness business and incurred net losses of $2,133,563 for the six months ended September 30, 2015 compared to a net loss of $3,340,733 for the six months ended September 30, 2014. The Company had an accumulated deficit of $51,377,203 and there are existing uncertain conditions which the Company faces relative to its obtaining financing and capital in the equity markets. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company is highly dependent on its ability to continue to obtain investment capital from future funding opportunities to fund the current and planned operating levels. The unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to bring in income generating activities and its ability to continue receiving investment capital from future funding opportunities. No assurance can be given that the Company will be successful in these efforts.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of July 10, 2016, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations except as set forth below:

Lawsuit Filed Against Cowan Gunteski & Co. PA

On November 4, 2015, the Company filed a lawsuit against its predecessor audit firm Cowan Gunteski & Co. PA in Federal Court — Southern District Florida (Miami, Florida Case No. 0:15-cv-62334). The case alleges, among other things, that Cowan Gunteski committed malpractice with respect to the audit of the Company’s FY 2014 financial statements (as illustrated in the PCAOB Public Censure of July 23, 2015) and then misrepresented to the Company with respect about its ability to re-issue an independent opinion for FY 2014 financial statements. On July 31, 2015, the Company was delisted from the OTCQB Exchange to the OTC Pink Limited Information Tier due to its inability to file its FY 2015 Form 10K. The lawsuit was expected by the Company and its counsel to take up to 18 months to complete, from the date it was filed (November 4, 2015).

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

On March 22, 2016 the Company decided that its good faith efforts to settle its ongoing litigation with Cowan Gunteski & Co. P.A. have proven unsuccessful. Therefore, the Board of Directors of the Company unanimously agreed to proceed to trial. The case is expected to proceed in Federal District Court — Southern District Florida (Miami, Florida Case No. 0:15-cv-62334) with an expectation that the venue will be challenged. The Company is continuing to seek the assistance of independent experts, to help ascribe dollar amounts for certain damages suffered by the Company (“provable damages”). At this point in time, the Company has realized out of pocket cash losses and debts (inclusive of liquidated damages) that exceed $850,000. Additional potential damages include but are not limited to: inability to properly maintain Pilus Energy’s Intellectual Property (“Pilus IP”), the July 31, 2015 delisting of the Company shares from OTCQB to Pink Sheets, loss of market capitalization (“market cap”), loss of trading liquidity (“trading volume”), and loss of substantial business opportunities. In aggregate the Company intends to seek monetary award(s), during trial, in excess of $3,000,000. That figure is expected to continually increase as additional time lapses.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the six months ended September 30, 2015, the Company issued shares of common stock as follows:

For the six months ended September 30, 2015, the Company issued 29,188,403 common shares, to a warrant holder.

For the six months ended September 30, 2015, the Company issued 12,500,000 common shares valued at $125,000 as commitment shares in conjunction with the issuance on a $104,000, 12-month convertible note payable bearing 7% interest.

For the six months ended September 30, 2015, the Company issued 630,000 shares of common stock to the Chief Executive Officer and V.P. Strategic Planning from $0.008 to $0.01, totaling $5,880.

For the six months ended September 30, 2015, the Company issued 500,000 shares of common stock as share based compensation at prices ranging from $0.008 to $0.01, totaling $4,880.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

As of this report date the Company was in default of two convertible notes payable; a $104,000 7% convertible redeemable note dated May 28, 2015 with Union Capital, LLC (“Union”) and a $96,000 20% OID convertible debenture with Group 10 Holdings LLC (“Group 10”) dated July 14, 2015, bearing a 12% annual rate of interest.

As a result of the default the Union note principal balance increased by 50% to $156,000 with an interest rate of 24%. The Group 10 note, as a result of the default, increased the unpaid principal balance by 18% to $113,280 with an interest rate of 18%.

Also, as of this report date, the Company was in default of an 11.5% debt facility with Alternative Strategy Partners PTE Ltd. (“ASP”) dated September 23, 2015 of a non-convertible note with a balance of $90,000, for the failure to make timely payment as per agreed on December 23, 2015. As a result of the default this note, this note bears an 18% interest rate. The Company has not received any default notices from ASP as of July 10, 2016. Additionally, the Company is currently in negotiations to settle all remaining obligations due to ASP under this $90,000 face value debenture.

The Company’s default is result of the July 15, 2015 filing failure which resulted in the delisting from the OTCQB Exchange resulting for failure to timely file the its annual report with the Securities and Exchange Commission (“SEC”) violating Regulation SX, Rule 2-01 as a direct result of the Company not being able to obtain properly audited financial statements.

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

TAURIGA SCIENCES, INC. (Registrant)

Date: July 12, 2016	By:	/s/ Seth M. Shaw
Seth M. Shaw
Principal Executive Officer

	By:	/s/ Ghalia Lahlou
Ghalia Lahlou
Principal Accounting Officer

