Form 10-Q
period 2015-12-31
TAURIGA SCIENCES, INC.
filed 2016-08-09
CIK 1142790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

OR

[ ]	TRANSTITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

As of August 4, 2016 the registrant had 1,349,270,933 shares of its Common Stock, $0.00001 par value, outstanding.

2

PART I. FINANCIAL STATEMENTS

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TAURIGA SCIENCES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN US$)

	December 31, 2015	March 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash	$-	$209,098
Inventory	-	90,987
Investment - available for sale security	438	4,063
Prepaid expenses and other current assets	4,375	29,207
Total current assets	4,813	333,355

Property and equipment, net	9,005	25,286

Total assets	$13,818	$358,641

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Notes payable to individuals and companies	$253,775	$48,775
Notes payable to individuals and companies - related party	18,000	-
Convertible notes to financial institutions, net of derivative and discounts	-	-
Bank overdraft	962	-
Accounts payable	314,324	272,063
Accrued interest	55,611	14,431
Accrued expenses	271,043	271,216
Accrued professional fees	382,372	486,372
Liability for common stock to be issued	298,000	495,856
Derivative liability	494,629	90,000
Total current liabilities	2,088,716	1,678,713

Commitments and contingencies	-	-

Stockholders’ deficit:
Common stock, par value $0.00001; 2,500,000,000 and 1,000,000,000 shares authorized, 1,002,320,933 and 899,007,530 issued and outstanding at December 31, 2015 and March 31, 2015, respectively	10,023	8,990
Additional paid-in capital	48,719,626	48,150,896
Accumulated deficit	(50,564,029)	(49,243,640)
Accumulated other comprehensive loss	(240,518)	(236,318)
Total stockholders’ deficit	(2,074,898)	(1,320,072)

Total liabilities and stockholders’ deficit	$13,818	$358,641

The accompanying notes are an integral part of the condensed consolidated financial statements.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(IN US$)

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
		(Restated)		(Restated)
Continuing Operations:
Revenues	$-	$-	$-	$-
Cost of goods sold	-	-	-	-

Gross profit	-	-	-	-

Operating expenses
General and administrative	214,753	667,134	988,108	3,509,426
Depreciation and amortization expense	2,272	482	7,741	4,889
Total operating expenses	217,025	667,616	995,849	3,514,315

Loss from operations	(217,025)	(667,616)	(995,849)	(3,514,315)

Other income (expense)
Interest expense	(24,973)	(58,260)	(48,180)	(184,942)
Financing expense	-	(600,000)	(324,000)	(1,058,177)
Derivative expense	-	-	(153,384)	-
Costs of terminated acquisition	-	-	-	(254,118)
Gain on settlement	-	-	265,856	-
Gain on sale of investment	-	-	125,000	-
Gain on warrant conversion	-	-	56,372	-
Change in derivative liability	1,055,152	395	(150,244)	343,625

Total other income (expense) - net	1,030,179	(657,865)	(228,580)	(1,153,612)

Net income (loss) from continuing operations	813,154	(1,325,481)	(1,224,429)	(4,667,927)

Discontinued Operations:
Gain (loss) from discontinued operations	-	(32,399)	8,997	(30,136)
Loss from disposal of discontinued operation	-	-	(104,957)	-

Total discontinued operations	-	(32,399)	(95,960)	(30,136)

Net income (loss)	813,154	(1,357,880)	(1,320,389)	(4,698,063)
Other comprehensive income (loss)
Change in unrealized loss on available for sale security	(562)	(5,562)	(3,625)	(60,250)
Foreign currency translation adjustment	(4)	1,783	(575)	688
Total other comprehensive income (loss)	(566)	(3,779)	(4,200)	(59,562)

Comprehensive income (loss)	$812,588	$(1,361,659)	$(1,324,589)	$(4,757,625)

Income (loss) per share - basic	$0.00	$(0.00)	$(0.00)	$(0.01)

Weighted average number of shares outstanding - basic	992,483,976	828,712,539	951,174,483	759,563,515

Income (loss) per share - fully diluted	$0.00	$(0.00)	(0.00)	(0.01)

Weighted average number of shares outstanding - fully diluted	1,370,822,013	945,332,960	1,267,213,054	915,483,606

The accompanying notes are an integral part of the condensed consolidated financial statements.

TAURIGA SCIENCES, INC. AND SUBSDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN US$)

(UNAUDITED)

	For the Nine Months Ended
	December 31,
	2015	2014

Cash flows from operating activities
Net loss	$(1,320,389)	$(4,698,063)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation	589,635	2,148,880
Depreciation and amortization	7,741	7,848
Gain on warrant conversion	33,628	-
Issuance of a warrant for financing expense	-	458,177
Gain on settlement	(265,856)	-
Amortization of deferred financing costs	-	34,014
Accretion on convertible notes payable	-	70,022
Common stock issued for services	90,500	-
Derivative expense	344,385	-
Change in derivative liability	131,025	(343,625)
Cost of terminated acquisition	-	254,118
Share Liability	-	600,000
Loss on disposal of Natural Wellness business	104,957	-
Value of financing costs for share liability	154,000	-
Decrease (increase) in assets
Inventory	9,789	(68,086)
Prepaid expenses	8,371	(26,825)
Increase (decrease) in liabilities
Accounts payable	42,260	(21,093)
Accrued interest	41,180	10,971
Accrued expenses	(173)	(31,684)
Accrued professional fees	(104,000)	3,228
Cash used in operating activities	(132,947)	(1,602,118)

Cash flows from investing activities
Proceeds received for Natural Wellness business	20,462	-
Bank overdraft	962	-
Purchase of equipment	-	(11,956)
Deferred acquisition costs	-	(28,295)
Cash provided by (used in) investing activities	21,424	(40,251)

Cash flows from financing activities
Proceeds from notes payable	205,000	-
Proceeds from notes payable-related party	18,000	-
Payment for settlement of financing	(230,000)	-
Proceeds from the sale of common stock	-	1,013,500
Proceeds from convertible debentures	(90,000)	-
Payment of convertible debenture	-	(83,333)
Proceeds from warrant exercise	-	250,000
Commission paid on sales of common stock	-	(35,000)
Cash provided by (used in) financing activities	(97,000)	1,145,167

Foreign currency translation effect	(575)	688
Net decrease in cash	(209,098)	(496,514)

Cash, beginning of period	209,098	812,907
Cash, end of period	$-	$316,393

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest Paid	$-	$-
Taxes Paid	$-	$-

NON CASH ITEMS
Conversion of convertible debentures to common stock	$-	$1,473,196
Conversion of accrued interest to common stock	$-	$24,398
Impairment of available for sale security	$-	$60,250
Issuance of common stock for cashless warrant exercise	$-	$267
Note receivable from terminated acquisition	$-	$170,000

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

On January 8, 2013, the Company received from ITL, a notice by which ITL purported to terminate the License Agreement dated December 9, 2011 between the Company and ITL (the “ITL Notice”), along with alleged damages. It is the Company’s position that ITL breached the License Agreement by delivering the ITL Notice and, that prior to the ITL Notice, the License Agreement was in full force and, on January 17, 2013, and that the Company had complied in all material respects with the License Agreement and therefore the Company believes that there are no damages to ITL. As such, on January 17, 2013, the Company filed a lawsuit against ITL, which included the request for various injunctive relief against ITL for damages stemming from this breach. On February 19, 2013, the Company and ITL entered into a settlement agreement whereby the parties have agreed to the following: (1) the Company will submit a letter to the Court advising the Court that the parties have reached a settlement and that the Company is withdrawing its motion, (2) ITL will pay the Company $20,000, (3) ITL will issue to the Company, ITL’s share capital equivalent to 9% of the issued and outstanding shares of ITL (3,280,000) (4) the Company will change its name and (5) the settling parties agree that the license agreement will be terminated. The Company had valued these shares at $0 since they deemed the investment to be worthless. During the three months ended September 30, 2015, the Company sold the 3,280,000 shares for $125,000 which is recorded in the consolidated statements of operations.

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

As of December 31, 2015, the Company determined that their patents with respect to Pilus was impaired due to their inability to raise capital as a result of the issues related to the acts committed by the Predecessor Audit Firm that lead to the delisting of the Company’s shares on July 31, 2015 (see Note 13). On July 15, 2016, the Company was notified by its patent attorney, that the maintenance fee is due in the issue of US Patent # 8,354,267.   The final deadline to pay the fee to avoid abandonment is January 15, 2017.  If the Company does not make this payment it will lose the patent permanently.

On March 10, 2014, the Company entered into a definitive agreement to acquire California based Honeywood, LLC (“Honeywood”), a developer of a tropical medicinal cannabis product which is a therapeutic cream that currently sells in numerous dispensaries across the State of California. This definitive agreement was valid for a period of 120 days and the Company advanced to Honeywood approximately $175,000 in cash and incurred legal fees and other costs of approximately $249,000 through September 24, 2014. The Company wrote off all costs associated with this during the years ended March 31, 2014 and 2015 as the Company is not pursuing any operations in the area in which Honeywood has the technology.

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

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF OPERATIONS (CONTINUED)

Going Concern

As indicated in the accompanying condensed consolidated financial statements, the Company has incurred net losses of $1,320,389 and $4,698,063 for the nine months ended December 31, 2015 and 2014, respectively. Management’s plans include the raising of capital through equity markets to fund future operations and cultivating new license agreements or acquiring ownership in technology companies. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses, acquire new license agreements or ownership interests in medical companies and generate adequate revenues, there can be no assurances that the revenues will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. However, the accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash Equivalents

For purposes of reporting cash flows, cash equivalents include investment instruments purchased with an original maturity of three months or less. At December 31, 2015, the Company had no cash at any financial institution which exceeded the total FDIC insurance limit of $250,000. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

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

Net Income (Loss) Per Common Share

The Company computes per share amounts in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 260 Earnings per Share (“EPS”) which requires presentation of basic and diluted EPS. Basic EPS is computed by dividing the income (loss) available to Common Stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of Common Stock and Common Stock equivalents outstanding during the periods; however, potential common shares are excluded for period in which the Company incurs losses, as their effect is anti-dilutive. For the nine months ended December 31, 2015 and 2014 and the three months ended December 31, 2014 the basic and fully diluted earnings per share were the same as the Company had a loss.

The following chart shows the number of common share equivalents outstanding for the nine months ended December 31, 2015 and the year ended March 31, 2015.

	December 31, 2015	March 31. 2015
	(Weighted Avg)
Common shares issued and outstanding	951,174,483	899,007,530
Common share equivalents	316,038,571	116,491,932
Total fully diluted common shares	1,267,213,054	1,015,499,462

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

Research and Development

The Company expenses research and development costs as incurred. Research and development costs were $0 and $74,580 in the nine months ended December 31, 2015 and 2014, respectively.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2015 and 2014. The respective carrying value of certain financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash, accounts payable and accrued expenses.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Derivative Financial Instruments

Derivatives are recorded on the condensed consolidated balance sheet at fair value. The conversion features of the convertible debentures are embedded derivatives and are separately valued and accounted for on the consolidated balance sheet with changes in fair value recognized during the period of change as a separate component of other income/expense. Fair values for exchange-traded securities and derivatives are based on quoted market prices. The pricing model we use for determining fair value of our derivatives is the Monte Carlo Pricing Model. Valuations derived from this model are subject to ongoing internal and external verification and review. The model uses market-sourced inputs such as interest rates and stock price volatilities. Selection of these inputs involves management’s judgment and may impact net income. During the year ended March 31, 2015, the Company utilized an expected life ranging from 66 days to 325 days based upon the look-back period of its convertible debentures and notes and volatility in the range of 166% to 196%. During the year ended March 31, 2014, the Company utilized an expected life ranging from 180 days to 360 days based upon the look-back period of its convertible debentures and notes and volatility in the range of 89% to 172%. In the nine months ended December 31, 2015, as a result of the May 28, 2015, 7% Convertible Redeemable Note with a principal amount of $104,000 with a maturity date of May 28, 2016 (the “Union Note”) which contains an anti-rachet clause for the conversion of this Union Note, the Company recorded a derivative liability in the amount of $200,058 (as a result the entire note was discounted). The also recorded a derivative liability as a result of the July 14, 2015 issuance of a 12% Convertible Redeemable Note with the principal amount of $96,000 issued with an original issue discount of $16,000. The derivative liability recorded on this note was $152,126 (as a result the entire note was discounted.) As a result of the issuance of this note containing more beneficial terms of conversion, the Union Note will now be convertible at the lower of the lesser of (a) sixty percent (60%) multiplied by the lowest closing price as of the date a notice of conversion is given (which represents a discount rate of forty percent (40%)) or (b) one half penny ($0.005). In the period April 1, 2015 through December 31, 2015, the Company recognized a loss on the fair value of the derivative liability in the amount of $150,244 bringing the fair value of the derivative liability to $494,629.

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

As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by ASC 740 and concluded that the tax position of the Company does not meet the more-likely-than-not threshold as of December 31, 2015.

Recent Accounting Pronouncements

In March 2016, the FASB issues ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718)”, or ASU No. 2016-09. The amendments of ASU No. 2016-09 were issues as part of the FASB’s simplification initiative focused on improving areas of GAAP for which cost and complexity may be reduced while maintaining or improving the usefulness of information disclosed within the financial statements. The amendments focused on simplification specifically with regard to share-based payment transactions, including income tax consequences, classification of awards as equity or liabilities and classification on the statement of cash flows. The guidance in ASU No. 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. The Company will evaluate the effect of ASU 2016-09 for future periods as applicable.

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

NOTE 3 – DISCONTINUED OPERATIONS

On August 11, 2015 the Company formally divested (discontinued) its Natural Wellness Business. The business mainly consisted of a CBD infused topical lotion called TopiCanna as well as a line of Cannabis Complement products that were intended to compliment individuals who were consistently using medicinal cannabis related product. On August 11, 2015, the Company sold the balance of its inventory of TopiCanna and Cannabis Complement products for a one-time cash payment of $20,462. As a result of the disposal of this business, the Company reported a loss on disposal of $104,957, as reflected in the chart below:

TAURIGA SCIENCES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF DISCONTINUED OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	December 31,		December 31,
	2015	2014	2015	2014

Revenues	$-	$28,834	$51,062	$39,665
Cost of goods sold	-	8,824	14,472	11,842

Gross profit	-	20,010	36,590	27,823

Operating expenses
General and administrative	-	50,000	26,790	55,000
Impairment of notes receivable	-	-	-	-
Impairment of license agreements	-	-	-	-
Impairment of patents	-	-	-	-
Depreciation and amortization expense	-	2,409	803	2,959
Total operating expenses	-	52,409	27,593	57,959

Gain (loss) from discontinued operations	$-	(32,399)	$8,997	(30,136)

TAURIGA SCIENCES, INC. AND SUBSIDIARY

BALANCE SHEET FROM DISCONTINUED OPERATIONS

	December 31, 2015	March 31, 2015

Assets of discontinued operations	$-	$209,442

Liabilities of discontinued operations	-	-

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – DISCONTINUED OPERATIONS (CONTINUED)

The Company recognized a loss on the disposal of the Natural Wellness subsidiary:

TAURIGA SCIENCES, INC. AND SUBSIDIARY

Loss on disposal of Natural Wellness (subsidiary)

Cash	$19,219
Inventory, at cost	81,198
Prepaid expenses	16.461
Property and equipment, net	8,541
Less cash received for sale of inventory	(20,462)
Loss on disposal of continuing operations	$104,957

NOTE 4 – PROPERTY AND EQUIPMENT

The Company’s property and equipment is as follows:

	December 31, 2015	March 31, 2015	Estimated Life

Computers, office furniture and equipment	$55,942	$55,942	3-5 years
Technical equipment	-	11,099	5 years
Total	55,942	67,041
Less: accumulated depreciation	(46,937)	(41,755)

Net	$9,005	$25,286

Depreciation expense for the nine months ended December 31, 2015 and the year ended March 31, 2015 was $7,741 and $11,286, respectively.

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

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – INTANGIBLE ASSETS (CONTINUED)

On January 8, 2013, the Company received from ITL, a notice by which ITL purported to terminate the License Agreement dated December 9, 2011 between the Company and ITL (the “ITL Notice”), along with alleged damages. It is the Company’s position that ITL breached the License Agreement by delivering the ITL Notice and, that prior to the ITL Notice, the License Agreement was in full force and, on January 17, 2013 and that the Company had complied in all material respect with the License Agreement therefore the Company believes that there are no damages to ITL. As such, on January 17, 2013, the Company filed a lawsuit against ITL, which included the request for various injunctive relief against ITL for damages stemming from this breach. On February 19, 2013, the Company and ITL entered into a settlement agreement whereby the parties have agreed to the following: (1) the Company will submit a letter to the Court advising the Court that the parties have reached a settlement and that the Company is withdrawing its motion, (2) ITL will pay the Company $20,000, (3) ITL will issue to the Company, ITL’s share capital equivalent to 9% of the issued and outstanding shares of ITL (3,280,000 shares), (4) the Company will change its name and (5) the settling parties agree that the license agreement will be terminated. No value has been assigned to the ITL shares received, as they are deemed to be worthless. The Company, based upon its evaluation of the ITL financial statement, considered its investment in ITL to be impaired as the ITL Company had negative net worth and the funds advanced were being utilized for research, development and testing. During the nine months ended December 31, 2015, the Company sold the 3,280,000 shares for $125,000 which is recorded in the consolidated statements of operations.

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

Breathe Ecig Corp

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

License agreements consist of the cost of license fees with Breathe Ecig Corp. ($100,000), Green Hygienics, Inc. ($250,000) and Bacterial Robotics, LLC ($1,189,851) at June 30, 2015 and March 31, 2015 and Green Hygienics, Inc. ($250,000) and Bacterial Robotics, LLC ($1,189,851) at March 31. 2014, which were both determined to be impaired as of March 31, 2014. An analysis of the cost is as follows:

	December 31, 2015	March 31, 2015	Estimated Life

Licensing fee	$1,539,851	$1,539,851	2-5 years
Less: accumulated amortization	83,863	83,863
	1,455,988	1,455,988
Net impairment	(1,455,988)	(1,455,988)
Balance	$—	$—

Patents:

Pilus Energy, LLC

The Company, through the acquisition of Pilus Energy on January 28, 2014, acquired a patent to develop cleantech energy using proprietary microbiological solution that creates electricity while consuming polluting molecules from wastewater. On July 15, 2016, the Company was notified by its patent attorney, that the maintenance fee is due in the issue of US Patent # 8,354,267.   The final deadline to pay the fee to avoid abandonment is January 15, 2017.  If the Company does not make this payment it will lose the patent permanently. The cost of the patent and related amortization at December 31, 2015 and March 31, 2015 is as follows:

	Fair Value	Estimated Life

Cash advanced on signing the memorandum of understanding and closing agreement	$100,000	16.5 years
Fair value of the warrant for 100,000,000 shares of the Company’s common stock	1,710,000
Total	1,810,000
Less amortization in the year ended March 31, 2015	18,540
Net value at March 31, 2015 prior to impairment	$1,791,460
Impairment in the year ended March 31, 2015	1,791,460
Net value as of March 31, 2015	—
Activity – 2016	—
Net value as of December 31, 2015	$—

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

As of March 31, 2015, the value of the derivative liability associated with the convertible notes was $90,000 associated with the Class B warrants issued to Hanover Holdings I, LLC, as the warrants had been converted into shares of common stock during the three months ended June 30, 2015. In the nine months ended December 31, 2015, as a result of the Union Note which contains an anti-rachet clause, the Company recorded a derivative liability in the amount of $200,058 (as a result the entire note was discounted). In the period April 1, 2015 through December 31, 2015, the Company recognized a loss on the fair value of the derivative liability in the amount of $150,244 bringing the fair value of the derivative liability to $494,629

NOTE 7 – CONVERTIBLE NOTES AND NOTES PAYABLE

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

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – CONVERTIBLE NOTES AND NOTES PAYABLE (CONTINUED)

Union Capital, LLC

On May 28, 2015 the Company entered into a Securities Purchase Agreement (the “Union Purchase Agreement”) with Union Capital, LLC (“Union”) for the purchase of a 7% Convertible Redeemable Note in the principal amount of $104,000 with a maturity date of May 28, 2016 (the “Union Note”). The Company received gross proceeds of $100,000 under the Union Note. The Company granted Union 12,500,000 shares of Company common stock for a commitment fee in consideration of the Union Note. Pursuant to the terms of the Union Note, at any time Union may convert any principal and interest due to it at a 20% discount to the lowest closing bid price of Company common stock for the five trading days prior to the conversion notice. Additionally, the discount will be adjusted on a ratchet basis in the event the Company offers a more favorable discount rate or look-back period to a third party during the term of the Union Note. Union will not be allowed to convert into shares of common stock that would result in it beneficially owning more than 9.99% of the Company’s issued and outstanding common stock. The Company may prepay the amounts under the Union Note as follows: (i) if prepaid within ninety days, the Company must pay a 15% premium on all principal and interest outstanding and (ii) if prepaid after ninety days but before the one hundred and eighty-one day, the Company must pay a 30% premium on all principal and interest outstanding. The Company intends to use its best efforts to repay the Union Note within the first ninety days. The Company agreed to reserve 33,000,000 shares of its common stock to satisfy its obligations under the Union Note. This reserve will be increased to three times the number of shares of common stock upon the approval of the Company’s stockholders of an increase in the number of authorized shares of common stock. The Company agreed to call a special meeting solely for such purpose with fifteen days of the Union Note. The $104,000 remains outstanding at December 31, 2015 (reflected as a derivative liability), and the $4,000 discount was expensed in the three months ended June 30, 2015.

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

Due to the breach under common stock delisting from market the outstanding principal due under this note shall be increased by 50%. The new principal balance of the note increased to $156,000 with accrued interest of $18,190.

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

Due to the breach under common stock delisting from market the outstanding principal due under this note shall be increased by 18%. The new principal balance of the note increased to $113,280 with accrued interest of $9,417.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – CONVERTIBLE NOTES AND NOTES PAYABLE (CONTINUED)

Convertible Notes Payable to Individuals

The Company at December 31, 2015 and March 31, 2015 had $253,775 ($18,000 of which is to a related party) and $48,775, respectively of notes payable to individuals. The notes are convertible into common stock of the Company at $0.025 per share. The interest rates range between 3% and 8% per annum and the notes are unsecured. During the nine months ended December 31, 2015, no notes were converted to common stock. During the year ended March 31, 2015, three notes were converted to common stock. One of the notes is to a related party – see Note 8 in the amount of $18,000.

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

Non-convertible Debt Financing

Alternative Strategy Partners PTE Ltd.

On September 23, 2015, the Company entered into a debt facility of $180,000 in non-convertible debt financing from Singapore-based institutional investor Alternative Strategy Partners PTE Ltd. (“ASP”). The debt carries a fixed interest rate per annum of 11.50% (“the Designated Rate”) payable in full by December 23, 2015 (“the Maturity Date”). Both parties have discussed the possibility of amending terms, if necessary, under the assumption that both parties mutually agree to such amendment. The Company received cash from the note of $90,000 ($75,000 wired directly to the Company and $15,000 wired directly from ASP to compensate a consultant).

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

Interest expense for the three and nine months ended December 31, 2015 was $15,609 and $20,410 compared to the same period in the prior year of $48,180 and $184,942, respectively. Accrued interest at December 31, 2015 and March 31, 2015 was $55,611 and $14,431, respectively.

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

NOTE 9 – STOCKHOLDERS’ DEFICIT

Common Stock

The Company is authorized to issue 2,500,000,000 shares of its common stock. Effective December 31, 2015, 957,070,933 shares of common stock are outstanding.

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

For the nine months ended December 31, 2015, the Company issued 27,500,000 common shares as commitment shares valued at $191,000, in conjunction with the issuance on two convertible notes in the aggregate amount of $200,000 ($104,000 and $96,000), each convertible note payable matures one-year after issuance, bearing interest rates of 7 - 12% annual interest, increasing to 18-24% default interest.

For the nine months ended December 31, 2015, the Company issued 840,000 shares of common stock to the Chief Executive Officer and V.P. Strategic Planning from $0.003 to $0.01, totaling $6,510.

For the nine months ended December 31, 2015, the Company issued 535,000 shares of common stock as share based compensation at prices ranging from $0.003 to $0.01, totaling $4,985.

For the nine months ended December 31, 2015, the Company issued 41,250,000 shares of common stock for advisory and investor relation services at a price of $0.002 per share, totaling $82,087.

For the nine months ended December 31, 2015, the Company issued 4,000,000 shares of common stock along with $8,000 in cash to settle a liability of a consultant who provided services for the Company from August 2013 through October 2013. The stock was valued at $0.002 per share, totaling $8,000.

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

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – STOCKHOLDERS’ DEFICIT (CONTINUED)

Warrants for Common Stock

The following table summarizes warrant activity for the nine months ended December 31, 2015 and the year ended March 31, 2015:

			Weighted
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding at March 31, 2014	175,200,000	$0.02	5.86 Years	$10,050,000

Granted	41,399,803	0.01
Expired	(200,000)	(0.40)
Exercised	(38,871,543)	(0.02)
Canceled	(71,036,328)	(0.03)

Outstanding at March 31, 2015	106,491,932	$0.02	4.49 Years	$10,050,000

Granted	-	-
Expired	-	-
Exercised	(29,188,403)	(0.01)
Canceled	-	-

Outstanding and exercisable at December 31, 2015	77,303,529	$0.02	4.33 Years	$—

The warrants were valued utilizing the following assumptions employing the Black-Scholes Pricing Model:

	Nine Months Ended December 31, 2015	Year Ended March 31, 2015

Volatility	179%	179%
Risk-free rate	0.39%	0.39%
Dividend	—	—
Expected life of warrants	1.14 Years	1.89 Years

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

Volatility	220%
Expected dividend rate	-
Expected life of options in years	10
Risk-free rate	1.87%

The following table summarizes option activity for the three months and year ended December 31, 2015 and March 31, 2015:

Weighted
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding at March 31, 2014	10,000,000	$0.10	7.85 Years	$—

Granted	—	—
Expired	—	—
Exercised	—	—

Outstanding at March 31, 2015	10,000,000	$0.10	6.85 Years	$—

Granted	—	—
Expired	—	—
Exercised	—	—

Outstanding and exercisable at December 31, 2015	10,000,000	$0.10	6.10 Years	$—

Stock-based compensation for the nine months ended December 31, 2015 and 2014 was $589,635 and $874.065, respectively.

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

In connection with the Company’s employment contracts, the Company has no future commitments for the nine months ended December 31, 2015.

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

Deferred tax assets consist of the following:

	December 31, 2015	March 31, 2015
Net operating losses	$4,820,000	$4,600,000
Impairment of assets	2,490,000	2,490,000
Valuation allowance	(7,310,000)	(7,090,000)
	$-	$-

At December 31, 2015, the Company had a U.S. net operating loss carryforward in the approximate amount of $22 million available to offset future taxable income through 2035. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods. The Company also has a Canadian carry forward loss which approximates $700,000 and is available to offset future taxable income through 2035. The valuation allowance increased by $220,000 and $890,000 in the nine months ended December 31, 2015 and the year ended March 31, 2015, respectively.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and the federal statutory rate for the nine months ended December 31, 2015 and 2014 is summarized as follows:

	2015	2014
Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefits	(3.3)	(3.3)
Foreign tax	(0.3)	(0.3)
Valuation allowance	37.6	37.6
	0%	0%

NOTE 12 – INVESTMENTS - AVAILABLE FOR SALE SECURITIES

The Company’s investments in Green Innovations, Ltd and Breathe Ecig Corp. are included within Current Assets as they are expected to be realized in cash within one year. The investments are recorded at fair valve with unrealized gains and losses, net of applicable taxes, in Other Comprehensive Income. The Company’s investment in Green Innovations, Ltd has a cost of $250,000, unrealized loss of $249,562 and a fair value of $438 at December 31, 2015. At March 31, 2015, the unrealized loss was $245,937 and the fair value was $4,063, respectively. The investment in Breathe Ecig Corp has been written off as of December 31, 2015 as there is no value in that company.

NOTE 13 – CURRENT LITIGATION

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

NOTE 13 – CURRENT LITIGATION (CONTINUED)

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

On June 13, 2016 a motion was filed for change of venue relative to proceeding jurisdiction from Florida to New Jersey from Florida on the basis of lack of business interest of the Company in the state of Florida. The Company has filed a response to dispute this filing and is currently awaiting a ruling.

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

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – FAIR VALUE MEASUREMENTS

The following summarizes the company’s financial assets and liabilities that are measured at fair value on a recurring basis at December 31, 2015 and March 31, 2015

	December 31, 2015
	Level 1	Level 2		Level 3	Total
Assets
Investment-available-for-sale security	$438		$-	$-	$438

Liabilities
Derivative liabilities	$-	$		$494,629	$494,629

	March 31, 2015
	Level 1	Level 2		Level 3	Total
Assets
Investment-available-for-sale security	$4,063		$-	$-	$4,063

Liabilities
Derivative liabilities	$-	$		$90,000	$90,000

The estimated fair values of the Company’s derivative liabilities are as follows:

	Convertible	Derivative
	Notes	Liability	Total
Liabilities Measured at Fair Value

Balance as of March 31, 2014	$263,917	$1,581,119	$1,845,036

Revaluation (gain) loss	-	253,625	253,625

Issuances, net	(263,917)	(1,744,744)	(2,007,661)

Balance as of March 31, 2015	$-	$90,000	$90,000

Revaluation (gain) loss	-	494,629	494,629

Issuances, net	-	(90.000)	(90,000)

Ending balance as of December 31, 2015	$-	$494,629	$494,629

NOTE 15 – SUBSEQUENT EVENTS

Common Stock Issuances

Subsequent to December 31, 2015, the Company issued additional shares of common stock as follows: (i) 266,500,000 shares to consultants and board members (ii) 19,300,000 shares issued as commitment shares to the holder of a convertible note (iii) 27,250,000 shares issues via private placement and (iv) 33,900,000 shares in conversion of convertible notes.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – SUBSEQUENT EVENTS (CONTINUED)

Lawsuit Filed Against Cowan Gunteski & Co. PA

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

On June 13, 2016 a motion was filed for change of venue relative to proceeding jurisdiction from Florida to New Jersey from Florida on the basis of lack of business interest of the Company in the state of Florida. The Company has filed a response to dispute this filing and is currently awaiting a ruling.

Corporate Issues

On July 15, 2016, the Company was notified by its patent attorney, that the maintenance fee is due in the issue of Pilus IP (US Patent # 8,354,267.)   The final deadline to pay the fee to avoid abandonment is January 15, 2017.  If the Company does not make this payment it will lose the patent permanently.

Convertible Notes Payable

Group 10 Holdings LLC

On August 3, 2016, the Company entered into a $48,000 convertible debenture with OID in the amount of $8,000 with Group 10 Holdings LLC. Along with this note, 8,000,000 commitment shares must be issued to the holder within 15 days or an event of default will have occurred (shares were issued on August 4, 2016), earned in full upon purchase of the debenture. This debenture bears 12% interest per annum with a default interest rate of the lesser of 18% or the or the maximum rate permitted under applicable law, effective as of the issuance date of this debenture (“default interest rate”.) If any event of default occurs, the outstanding principal amount of this debenture, plus accrued but unpaid interest, liquidated damages and other amounts owing in respect thereof through the date of acceleration, shall become, at holder’s election, immediately due and payable in cash in the sum of (a) one hundred eighteen percent (118%) of the outstanding principal amount of this debenture plus one hundred percent (100%) of accrued and unpaid interest thereon and (b) all other amounts, costs, expenses and liquidated damages due in respect of this debenture (“mandatory default amount”). After the occurrence of any event of default, the interest rate on this debenture shall accrue at an interest rate equal the default interest rate.

Subject to the approval of holder for prepayments after one hundred eighty (180) days, borrower may prepay in cash all or any portion of the principal amount of this debenture and accrued interest thereon, with a premium, as set forth below (each a “prepayment premium”), upon ten (10) business days prior written notice to holder. Holder shall have the right to convert all or any portion of the principal amount and accrued interest thereon during such ten (10) business day notice period. The amount of each prepayment premium shall be as follows: (a) one hundred forty-five percent (145%) of the prepayment amount if such prepayment is made at any time from the issuance date until the maturity date.

The holder shall have the right, but not the obligation, at any time after the issuance date and until the maturity date, or thereafter during an event of default, to convert all or any portion of the outstanding principal amount, accrued interest and fees due and payable thereon into fully paid and non-assessable shares of common stock of borrower at the conversion price, (the “conversion shares”) which shall mean the lesser of (a) sixty percent (60%) multiplied by the lowest closing price during the thirty-five (35) trading days prior to the notice of conversion is given (which represents a discount rate of forty percent (40%)) or (b) one-half of a penny ($0.005.)

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – SUBSEQUENT EVENTS (CONTINUED)

If the market capitalization of the borrower is less than two million dollars ($2,000,000) on the day immediately prior to the date of the notice of conversion, then the conversion price shall be twenty-five percent (25%) multiplied by the lowest closing price during the thirty-five (35) trading days prior to the date a notice of conversion is given (which represents a discount rate of seventy-five percent (75%)). Additionally, if the closing price of the borrower’s common stock on the day immediately prior to the date of the notice of conversion is less than two-tenths of a penny ($0.002) then the conversion price shall be twenty-five percent (25%) multiplied by the lowest closing price during the thirty-five (35) trading days prior to a notice of conversion is given (which represents a discount rate of seventy-five percent (75%)).

The note also contains a most favored nations status provision whereby the borrower or any of its subsidiaries issue any security (in an amount under one million dollars ($1,000,000)) with any term more favorable to the holder such more favorable term, at holder’s option, shall become a part of the transaction documents with holder.

At all times during which this debenture is outstanding, borrower shall reserve and keep available from its authorized and unissued shares of common stock (the “share reserve”) for the sole purpose of issuance upon conversion of this debenture and payment of interest on this debenture, free from preemptive rights or any other actual or contingent purchase rights of persons other than holder, not less than five times the aggregate number of shares of the commons stock that shall be issuable the conversion of the outstanding principal amount of this debenture and payment of interest hereunder. Initially, the share reserve shall be equal to one hundred fifty million (150,000,000) shares. The holder may request bi-monthly increases to reserve such amounts based on a conversion price equal to the lowest closing price during the preceding thirty-five (35) day. Borrower agrees that it will take all such reasonable actions as may be necessary to assure that the conversion shares may be issued. Borrower agrees to provide holder with confirmation evidencing the execution of such share reservation within fifteen (15) business days from the issuance date.

Holder may provide the transfer agent with written instructions to increase the share reserve in accordance therewith in the event of: (a) closing price of borrower’s common stock is less than $0.002 for three (3) consecutive trading days; or (b) borrower’s issued and outstanding shares of common stock is greater than seventy of their authorized shares. Then the share reserve shall increase to the number of shares of common stock equal to the five (5) times the value of the outstanding principal amount plus accrued interest.

Further, as part of the terms of this note the Company agrees that it will not incur further indebtedness other than (a) lease obligations and purchase money indebtedness of up to one hundred thousand dollars, in the aggregate, incurred in connection with the acquisition of capital assets and lease obligations with respect to newly acquired or leased assets, (c) indebtedness that (i) is expressly subordinate to this debenture pursuant to a written subordination agreement with holder that is acceptable to holder in its sole and absolute discretion and (ii) matures at a date sixty (60) days later than the maturity date, (d) trade payables and other accounts payable of borrower incurred in the ordinary course of business in accordance with GAAP and not evidenced by a promissory note or other security, and (e) indebtedness existing on the date hereof and set forth on the Balance Sheet dated September 30, 2015, provided that (x) the terms of such indebtedness are not changed from the terms in effect as of the most recent balance sheet date, and (y) any such indebtedness which is for borrowed money is not due and payable until after August 3, 2017.

NOTE 16 – RESTATEMENT OF FINANCIAL STATEMENTS

As a result of the re-audit of the March 31, 2014 consolidated financial statements, the Company wrote off certain assets that were being amortized during fiscal year end March 31, 2015. This resulted in an adjustment of $82,482 in amortization expense that was reversed in the nine months ended December 31, 2015. The Consolidated Statements of Operations and Cash Flows were adjusted as a result of this adjustment.

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

On March 26, 2014, the Company announced that its wholly owned subsidiary Pilus Energy LLC (“Pilus Energy”) has commenced a five-phase, $1,700,000 USD commercial pilot test (“commercial pilot”) with the Environmental Protection Agency (“EPA”), utilizing Chicago Bridge & Iron Co. (NYSE:CBI) (“CB&I”) Federal Services serving as the third-party-contractor through the EPA’s Test and Evaluation (“T&E”) facility. This five phase commercial pilot will include significant testing of the Pilus Energy Electrogenic Bioreactor (“EBR”) synthetic biology platform for generating value from wastewater. This commercial pilot is of great importance to the Company, because it represents the scale up from the benchtop (laboratory) scale to commercial (industrial) scale. The Metropolitan Sewer District of Greater Cincinnati (“MSDGR”), which is co-located with EPA’s T&E facility, will host the commercial scale EBR prototype at its main treatment plant in Cincinnati. On July 15, 2016, the Company was notified by its patent attorney, that the maintenance fee is due in the issue of US Patent # 8,354,267.   The final deadline to pay the fee to avoid abandonment is January 15, 2017.  If the Company does not make this payment it will lose the patent permanently.

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

Mediation with Predecessor Audit Firm commenced on February 3, 2016. During these efforts, the Company had been offered settlement amounts, but none that have been satisfactory.

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

On June 13, 2016 a motion was filed for change of venue relative to proceeding jurisdiction from Florida to New Jersey from Florida on the basis of lack of business interest of the Company in the state of Florida. The Company has filed a response to dispute this filing and is currently awaiting a ruling.

The following Management Discussion and Analysis should be read in conjunction with the condensed consolidated financial statements and accompanying notes included in this Form 10-Q.

RESULTS OF OPERATIONS

Three and nine months ended December 31, 2015 compared to the three and nine months ended December 31, 2014

Revenue. The Company was currently developing its business and as a result it had not developed a material or consistent pattern of revenue generation. In addition and as discussed further below, the business was disposed of in August 2015. For the three months ended December 31, 2015, the Company did not generate any revenue compared to $28,834 revenue for the three months ended December 31, 2014.

For the nine months ended December 31, 2015, the Company generated $51,062 as compared to $39,665 revenue for the nine months ended December 31, 2014.

The revenue was generated from the Company’s natural wellness cannabis compliment line launched in August of 2014. The Company disposed of operations on August 7, 2015. There is no guaranty that a new line of business will result in material revenue production.

Cost of Goods Sold. The Company’s cost of goods sold for the three months ended December 31, 2015 was $0, which resulted no gross profit for that period compared to cost of goods sold of $8,824 and a gross margin of $20,010 or 69.4% for the three months ended December 31, 2014. The difference was due to the disposition of operations in the second fiscal quarter of 2016.

The Company’s cost of goods sold for the nine months ended December 31, 2015 was $14,472, which resulted in a gross profit for that period of $36,590 at a gross margin of 71.7% compared to cost of goods sold of $11,842 and a gross margin of $27,823 or 70.1% for the nine months ended December 31, 2014.

General and Administrative Expenses. For the three months ended December 31, 2015, general and administrative expenses were $214,753 compared to $667,134 for the same period in the prior fiscal year. This decrease was primarily due to a decrease in stock based compensation.

For the nine months ended December 31, 2015, general and administrative expenses were $988,108 compared to $3,509,426 for the same period in the prior fiscal year. This decrease was primarily due to a decrease in stock based compensation.

Other Income (Expense). For the three months ended December 31, 2015, other income was $1,030,179 compared to expense of $657,865 for the same period in the prior fiscal year. This largest item in the three months ended December 31, 2015 was change in derivative liability resulting in income of $1,055,152. In the three months ended December 31, 2014, the largest expense was financing expense in the amount of $600,000.

For the nine months ended December 31, 2015, other expense was $228,580 compared to $1,153,612 for the same period in the prior fiscal year. This largest expense in the nine months ended December 31, 2015 was financing expense of $324,000. In the three months ended December 31, 2104, the largest expense was financing expense in the amount of $1,058,177.

Net Income (Loss). We generated net income of $813,154 compared to a loss of $1,357,880 for the three months ended December 31, 2014 compared to the same period in the prior year. We generated a net loss of $1,320,389 for the nine months ended December 31, 2015 compared to a net loss of $4,698,063 for the same period in the prior year.

Liquidity and Capital Resources

We continue to fund our operations through private placement offerings and other financings.

During the nine months ended December 31, 2015, the Company sold no shares of common stock, and entered into various note agreements of $200,000 to a financing institution and $133,000 to various individuals and companies of which $18,000 of this was to a related party.

At December 31, 2015, we had no cash or cash equivalents as compared to $209,098 at March 31, 2015.

Cash Flows

Net cash used in operating activities amounted to $132,947 and $1,602,118 for the nine months ended December 31, 2015 and 2014, respectively.

During the nine months ended December 31, 2015, we used no cash in investing activities compared to $40,251 in the same period in the prior fiscal year, primarily as a result of the purchase of equipment and deferred acquisition cost.

During the nine months ended December 31, 2015, we had $97,000 cash used in financing activities compared to $1,145,167 provided in the same period in the prior fiscal year, primarily as a result of shares issued for cash in 2014 of $1,013,500 and proceeds received from a warrant exercise of $250,000 in 2014 offset by repayments of debt of $83,333. In 2015, the Company received proceeds of $223,000 in notes payable from individuals and companies (of which $18,000 was from a related party), and $90,000 in proceeds from a financing institution, offset by a payment of $230,000 to settle an agreement with another financing institution.

We do not believe that our cash on hand at December 31, 2015 will be sufficient to fund our current working capital requirements as we try to develop a new business line. We will continue to seek additional equity financing. However, there is no assurance that we will be successful in our equity private placements or if we are that the terms will be beneficial to our shareholders.

Going Concern Qualifications

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had minimal revenue of $51,062 and net losses of $1,320,389 for the nine months ended December 31, 2015 compared to sales of $39,665 and net loss of $4,698,063 for the nine months ended December 31, 2014. The Company had an accumulated deficit of $50,564,029 and there are existing uncertain conditions which the Company faces relative to its obtaining financing and capital in the equity markets. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company is highly dependent on its ability to continue to obtain investment capital from future funding opportunities to fund the current and planned operating levels. The unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to bring in income generating activities and its ability to continue receiving investment capital from future funding opportunities. No assurance can be given that the Company will be successful in these efforts.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are not effective as of such date. The Chief Executive Officer and Chief Financial Officer have determined that the Company continues to have the following deficiencies which represent a material weakness:

1.	The Company does not have an Audit Committee;

2.	Lack of in-house personnel with the technical knowledge to identify and address some of the reporting accounting issues surrounding certain complex or non-routine transactions. With material, complex and non-routine transactions, management has and will continue to seek guidance from third-party experts and/or consultants to gain a thorough understanding of these transactions;

3.	Insufficient personnel resources within the accounting function to segregate the duties over financial transaction processing and reporting; and

4.	Insufficient written policies and procedures over accounting transaction processing and period end financial disclosure and reporting processes.

To remediate our internal control weaknesses, management would need to implement the following measures:

●	The Company would need to add sufficient number of independent directors to the board and will form an Audit Committee with a qualified person to chair the committee.

●	The Company has hired a chief financial officer, but would need to add sufficient accounting personnel to properly segregate duties and to effect a timely, accurate preparation of the financial statements.

●	The Company would need to hire staff technically proficient at applying U.S. GAAP to financial transactions and reporting.

●	Upon the hiring of additional accounting personnel, the Company would then develop and maintain adequate written accounting policies and procedures.

Currently, management does not have the resources nor will it in the near/mid-term future to accomplish these goals.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of August 4, 2016, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations except as set forth below:

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

On June 13, 2016 a motion was filed for change of venue relative to proceeding jurisdiction from Florida to New Jersey from Florida on the basis of lack of business interest of the Company in the state of Florida. The Company has filed a response to dispute this filing and is currently awaiting a ruling.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

For the nine months ended December 31, 2015, the Company issued 27,500,000 common shares as commitment shares valued at $191,000, in conjunction with the issuance on two convertible notes in the aggregate amount of $200,000 ($104,000 and $96,000), each convertible note payable matures one-year after issuance, bearing interest rates of 7 - 12% annual interest, increasing to 18-24% default interest.

For the nine months ended December 31, 2015, the Company issued 840,000 shares of common stock to the Chief Executive Officer and V.P. Strategic Planning from $0.003 to $0.01, totaling $6,510.

For the nine months ended December 31, 2015, the Company issued 535,000 shares of common stock as share based compensation at prices ranging from $0.003 to $0.01, totaling $4,985.

For the nine months ended December 31, 2015, the Company issued 41,250,000 shares of common stock for advisory and investor relation services at a price of $0.002 per share, totaling $82,087.

For the nine months ended December 31, 2015, the Company issued 4,000,000 shares of common stock along with $8,000 in cash to settle a liability of a consultant who provided services for the Company from August 2013 through October 2013. The stock was valued at $0.002 per share, totaling $8,000.

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

Also, as of this report date, the Company was in default of an 11.5% debt facility with Alternative Strategy Partners PTE Ltd. (“ASP”) dated September 23, 2015 of a non-convertible note with a balance of $90,000, for the failure to make timely payment as per agreed on December 23, 2015. As a result of the default this note, this note bears an 18% interest rate. The Company has not received any default notices from ASP as of August 4, 2016. Additionally, the Company is currently in negotiations to settle all remaining obligations due to ASP under this $90,000 face value debenture.

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

TAURIGA SCIENCES, INC. (Registrant)

Date: August 9, 2016	By:	/s/ Seth M. Shaw
Seth M. Shaw
Principal Executive Officer

	By:	/s/ Ghalia Lahlou
Ghalia Lahlou
Principal Accounting Officer

