Form 10-K
period 2016-03-31
TAURIGA SCIENCES, INC.
filed 2016-10-14
CIK 1142790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [X] No

On September 30, 2015, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $4,357,766 based upon the closing price on that date of the Common Stock of the registrant on the OTC Bulletin Board system of $0.0046. For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its Common Stock are deemed affiliates of the registrant.

As of as of October 6, 2016, the registrant had 1,362,395,933 shares of its Common Stock, $0.00001 par value, outstanding.

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

On February 19, 2013, the Company and ITL entered into a settlement agreement whereby the parties have agreed to the following: (1) the Company will submit a letter to the Court advising the Court that the parties have reached a settlement and that the Company is withdrawing its motion, (2) ITL will pay the Company $20,000, (3) ITL will issue to the Company, ITL’s share capital equivalent to 9% of the issued and outstanding shares of ITL, (4) the Company will change its name and (5) the settling parties agree that the license agreement will be terminated. The Company had valued these shares at $0 since they deemed the investment to be worthless. During the year ended March 31, 2016, the Company sold the 3,280,000 shares for $125,000 which is recorded in the consolidated statements of operations.

On March 13, 2013, the Board of Directors approved the change of name to “Tauriga Sciences, Inc.” from “Immunovative, Inc.” We filed an amendment to our Articles of Incorporation on March 13, 2013 with the Florida Secretary of State to affect this name change after receiving the requisite corporate approval. The Company’s symbol change to “TAUG” was approved by FINRA effective April 9, 2013.

On May 31, 2013, the Company signed an exclusive North American license agreement with Green Innovations, Inc. (“Green Innovations”) for the commercialization of Bamboo-Based “100% Tree Free” products including hospital grade biodegradable disinfectant wipes. This 5-year license agreement functioned such that profits were to be split equally between Tauriga and Green Innovations. In consideration for such agreement Tauriga agreed to pay Green Innovations $250,000 USD and 4,347,826 shares of TAUG common stock. Tauriga received 625,000 shares of Green Innovations common stock as well. The agreement was later amended and completed for the following consideration: Tauriga paid Green Innovations a total of $143,730 USD and an additional 2,500,000 shares of TAUG common stock (for an aggregate share issuance of 6,847,826 shares). As of March 31, 2016, Tauriga has not generated any revenues from the license agreement. This agreement expires on June 1, 2018.

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

On November 25, 2013, the Company entered a definitive agreement to acquire Cincinnati, Ohio based Pilus Energy LLC (“Pilus Energy”), a developer of alternative cleantech energy platforms using proprietary microbial solutions that creates electricity while consuming polluting molecules from wastewater. Upon consummation of the proposed transaction, which has been unanimously ratified by Tauriga’s board of directors, Pilus Energy will become a wholly-owned subsidiary of Tauriga. In addition, certain advisors of Pilus Energy will be incorporated into the existing management team of Tauriga and report directly to the Company’s Chief Executive Officer. A total of $100,000 was paid by Tauriga to Bacterial Robotics in connection with the execution of this November 2013 definitive agreement for the acquisition of Pilus Energy.

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

On March 10, 2014, the Company entered into a definitive agreement to acquire California based Honeywood LLC, developer of a topical medicinal cannabis product (Therapeutic Cream) that currently sells in numerous dispensaries across the state of California. This definitive agreement was valid for a period of 120 days and Tauriga advanced to Honeywood $217,000 USD to be applied towards the final closing requisite cash total and incurred $178,000 in legal fees as of March 31, 2014 in connection with the acquisition.

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

SUBSEQUENT EVENTS

Common Stock Issuances

Subsequent to March 31, 2016, the Company issued additional shares of common stock as follows: (i) 61,500,000 shares to consultants and board members; (ii) 19,300,000 shares issued as commitment shares to the holder of a convertible note; (iii) 27,875,000 shares issued via private placement; and (iv) 33,900,000 shares in conversion of convertible notes.

Private Placement – April 18, 2016

On April 18, 2016, the Company completed an equity private placement for $105,500 to date comprised of accredited individual investors as well as one institutional investor. The terms of this private placement are as follows: $0.004 per share of common stock with a related three-year warrant for 40% of each share of common stock purchased at an exercise price of $0.01 per share. The warrants require the investors to pay cash to exercise the warrants and do not allow for cashless exercise. All shares to be issued will be “restricted securities” as such term is defined by the Securities Act of 1933, as amended. The Company collected $7,500 of this in March 2016, and the remaining funds in April 2016 at the time the shares and warrants were issued. The $7,500 is included in the liability for stock to be issued as of March 31, 2016.

The proceeds from this private placement will be used for working capital purposes, most specifically to fund the Company’s ongoing litigation against Cowan Gunteski Co. P.A., and settle some outstanding obligations and establish new business opportunities for the Company.

Private Placement – June 27, 2016

On June 27, 2016, the Company completed an additional $194,000 USD in equity private placement financing from six accredited individual investors. The terms of this private placement are as follows: $0.004 per share of common stock with a related three-year warrant for 40% of each share of common stock purchased and an exercise price of $0.01 per share. The warrants require the investors to pay cash to exercise the warrants and do not allow for cashless exercise. For example, an investor who invested $10,000 USD in this financing round received 2,500,000 shares of common stock and the 1,000,000 warrant to purchase 1,000,000 shares of common stock at $0.01 for a period of three years. The Company received funds for 48,500,000 shares of common stock at $0.004 per share (of which 47,000,000 shares are pending issuance) and warrants for an additional 19,400,000 shares of common stock as part of the financing. All shares issued and to be issued will be “restricted securities” as such term is defined by the Securities Act of 1933, as amended.

Lawsuit Filed Against Cowan Gunteski & Co. PA

On November 4, 2015, the Company filed a lawsuit against its predecessor audit firm Cowan Gunteski & Co. PA in Federal Court — Southern District Florida (Miami, Florida) entitled “Tauriga Sciences, Inc. v. Cowan, Gunteski & Co., P.A. et al”, Case No. 0:15-cv-62334. The case has since been transferred to the United States District Court for the District of New Jersey. The case alleges, among other things, that Cowan Gunteski committed malpractice with respect to the audit of the Company’s FY 2014 financial statements (as illustrated in the PCAOB Public Censure of July 23, 2015) and then misrepresented to the Company with respect about its ability to re-issue an independent opinion for FY 2014 financial statements. On July 31, 2015, the Company was delisted from the OTCQB Exchange to the OTC Pink Limited Information Tier due to its inability to file its FY 2015 Form 10K. The lawsuit was expected by the Company and its counsel to take up to 18 months to complete, from the date it was filed (November 4, 2015).

The Company in its lawsuit seeks damages against Cowan Gunteski (and its malpractice insurance policy) exceeding $4,000,000. There is no guarantee that the Company will be successful in this lawsuit.

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

On March 22, 2016 the Company decided that its good faith efforts to settle its ongoing litigation with Cowan Gunteski & Co. P.A. have proven unsuccessful. Therefore, the Board of Directors of the Company unanimously agreed to proceed to trial. The case is expected to proceed in Federal District Court — Southern District Florida (Miami, Florida) with an expectation that the venue will be challenged. The Company is continuing to seek the assistance of independent experts, to help ascribe dollar amounts for certain damages suffered by the Company (“provable damages”). At this point in time, the Company has realized out of pocket cash losses and debts (inclusive of liquidated damages) that exceed $850,000. Additional potential damages include but are not limited to: inability to properly maintain Pilus Energy’s Intellectual Property (“Pilus IP”), the July 31, 2015 delisting of the Company shares from OTCQB to Pink Sheets, loss of market capitalization (“market cap”), loss of trading liquidity (“trading volume”), and loss of substantial business opportunities. In aggregate the Company intends to seek monetary award(s), during trial, in excess of $4,000,000. That figure is expected to continually increase as additional time lapses.

On May 10, 2016, the Company was notified of an Order Reopening Case, Scheduling Order for Pretrial Conference set for December 7, 2016 before Judge Robin L. Rosenberg, Trial set for January 23, 2017 in West Palm Beach Division, and a Calendar Call set for January 18, 2017.

On September 26, 2016, a motion was filed requesting that the trial date be moved from the current scheduled date of January 23, 2017 to July 24, 2017 (6-months.) The Company must respond to this motion no later than October 14, 2016.

On September 29, 2016, the judge presiding over the case approved the ruled on the two outstanding motions filed on June 13, 2016. The motion to transfer the case to United States District Court for the District of New Jersey was approved, however the judge denied the defendants’ motion to dismiss the lawsuit. Depositions have commenced in this case.

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

Employees

As of March 31, 2016, we had a total of two consultants devoting substantially full-time services to the Company.

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

We were formed on April 8, 2001 and have reported annual net losses since inception. For our years ended March 31, 2016 and 2015, we experienced net losses of $2,569,153 and $5,088,956, respectively. We used cash in operating activities of $140,755 and $1,844,519 in 2016 and 2015, respectively. As of March 31, 2016, we had an accumulated deficit of $51,812,793.

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

As of March 31, 2016, we had no available cash. We will need to raise additional funds to pay outstanding vendor invoices and execute our business plan. Our future cash flows depend on our ability to market and sell our common stock and into sublicensing. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us.

We will not generate significate revenues from our products in the near future. Therefore, for the foreseeable future, we will have to fund all of our operations and capital expenditures from cash on hand, public or private equity offerings, debt financings, bank credit facilities or corporate collaboration and licensing arrangements. We will need to raise additional funds if we choose to expand our product development efforts more rapidly than we presently anticipate.

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

We have and may continue to experience substantial dilution. On July 27, 2015, our stockholders voted to amend our articles of incorporation to increase the number of authorized shares of common stock we may issue from 1,000,000,000 to 2,500,000,000 shares of common stock with a par value of $0.00001. As such, our Board of Directors may choose to issue some or all of such shares to acquire one or more companies or properties and to fund our overhead and general operating requirements. The issuance of any such shares may reduce the book value per share and may contribute to a reduction in the market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will reduce the proportionate ownership and voting power of all current stockholders. Further, such issuance may result in a change of control of our corporation.

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

Intellectual property may not be able to be maintained or defended due to lack of operating capital.

The Company possesses intellectual property which requires investment to defend it from infringement. On July 15, 2016, the Company was notified by its patent attorney, that the maintenance fee is due in the issue of US Patent # 8,354,267. The final deadline to pay the fee to avoid abandonment is January 15, 2017. If the Company does not make this payment it will lose the patent permanently.

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

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of October 6, 2016, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations except as set forth below:

Lawsuit Filed Against Cowan Gunteski & Co. PA

On November 4, 2015, the Company filed a lawsuit against its predecessor audit firm Cowan Gunteski & Co. PA in Federal Court — Southern District Florida (Miami, Florida) entitled “Tauriga Sciences, Inc. v. Cowan, Gunteski & Co., P.A. et al”, Case No. 0:15-cv-62334. The case has since been transferred to the United States District Court for the District of New Jersey. The case alleges, among other things, that Cowan Gunteski committed malpractice with respect to the audit of the Company’s FY 2014 financial statements (as illustrated in the PCAOB Public Censure of July 23, 2015) and then misrepresented to the Company with respect about its ability to re-issue an independent opinion for FY 2014 financial statements. On July 31, 2015, the Company was delisted from the OTCQB Exchange to the OTC Pink Limited Information Tier due to its inability to file its FY 2015 Form 10K. The lawsuit was expected by the Company and its counsel to take up to 18 months to complete, from the date it was filed (November 4, 2015).

The Company in its lawsuit seeks damages against Cowan Gunteski (and its malpractice insurance policy) exceeding $4,000,000. There is no guarantee that the Company will be successful in this lawsuit.

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

On March 22, 2016 the Company decided that its good faith efforts to settle its ongoing litigation with Cowan Gunteski & Co. P.A. have proven unsuccessful. Therefore, the Board of Directors of the Company unanimously agreed to proceed to trial. The case is expected to proceed in Federal District Court — Southern District Florida (Miami, Florida) with an expectation that the venue will be challenged. The Company is continuing to seek the assistance of independent experts, to help ascribe dollar amounts for certain damages suffered by the Company (“provable damages”). At this point in time, the Company has realized out of pocket cash losses and debts (inclusive of liquidated damages) that exceed $850,000. Additional potential damages include but are not limited to: inability to properly maintain Pilus Energy’s Intellectual Property (“Pilus IP”), the July 31, 2015 delisting of the Company shares from OTCQB to Pink Sheets, loss of market capitalization (“market cap”), loss of trading liquidity (“trading volume”), and loss of substantial business opportunities. In aggregate the Company intends to seek monetary award(s), during trial, in excess of $4,000,000. That figure is expected to continually increase as additional time lapses.

On May 10, 2016, the Company was notified of an Order Reopening Case, Scheduling Order for Pretrial Conference set for December 7, 2016 before Judge Robin L. Rosenberg, Trial set for January 23, 2017 in West Palm Beach Division, and a Calendar Call set for January 18, 2017.

On September 26, 2016, a motion was filed requesting that the trial date be moved from the current scheduled date of January 23, 2017 to July 24, 2017 (6-months.) The Company must respond to this motion no later than October 14, 2016.

On September 29, 2016, the judge presiding over the case approved the ruled on the two outstanding motions filed on June 13, 2016. The motion to transfer the case to United States District Court for the District of New Jersey was approved, however the judge denied the defendants’ motion to dismiss the lawsuit. Depositions have commenced in this case.

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

The arbitrator, Lawrence Saichek, ruled against the Company on December 29, 2015 awarding Cherry Baekert the full $31,280 plus legal fee reimbursement, and court costs reimbursed. The total award was $47,568. Subsequently, the balance grew to $51,387. On April 25, 2016, the Company made a $15,000 payment to Cherry Baekert towards this outstanding amount. Therefore, the remaining balance is now $36,387. In addition, Cherry Baekert, as a good faith measure, granted the Company until June 30, 2016 to pay the balance. The Company wired the final amount due on June 28, 2016.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Common Equity

Market Information

The Company’s common stock is traded on the OTC Bulletin Board under the symbol “TAUG.OB.” As of October 6, 2016, the Company’s common stock was held by 1,226 shareholders of record, which does not include shareholders whose shares are held in street or nominee name.

The following chart is indicative of the fluctuations in the stock prices:

	For the Six Months Ended September 30, 2016
	High	Low

First Quarter	$0.0099	$0.0044
Second Quarter	$0.0080	$0.0031

	For the Years Ended March 31,
	2016		2015
	High	Low	High	Low

First Quarter	$0.009	$0.005	$0.085	$0.019
Second Quarter	$0.008	$0.002	$0.059	$0.018
Third Quarter	$0.005	$0.002	$0.020	$0.011
Fourth Quarter	$0.006	$0.002	$0.017	$0.009

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

On May 31, 2013, the Company signed an exclusive North American license agreement with Green Innovations, Inc. (“Green Innovations”) for the commercialization of Bamboo-Based “100% Tree Free” products including hospital grade biodegradable disinfectant wipes. This 5-year license agreement functioned such that profits were to be split equally between Tauriga and Green Innovations. In consideration for such agreement Tauriga agreed to pay Green Innovations $250,000 USD and 4,347,826 shares of TAUG common stock. Tauriga received 625,000 shares of Green Innovations common stock as well. The agreement was later amended and completed for the following consideration: Tauriga paid Green Innovations a total of $143,730 USD and an additional 2,500,000 shares of TAUG common stock (for an aggregate share issuance of 6,847,826 shares). As of March 31, 2016, Tauriga has not generated any revenues from the license agreement. This agreement expires on June 1, 2018.

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

On November 25, 2013, the Company entered a definitive agreement to acquire Cincinnati, Ohio based Pilus Energy LLC (“Pilus Energy”), a developer of alternative cleantech energy platforms using proprietary microbial solutions that creates electricity while consuming polluting molecules from wastewater. Upon consummation of the proposed transaction, which has been unanimously ratified by Tauriga’s board of directors, Pilus Energy will become a wholly-owned subsidiary of Tauriga. In addition, certain advisors of Pilus Energy will be incorporated into the existing management team of Tauriga and will report directly to the Company’s Chief Executive Officer, Dr. Stella M. Sung. A total of $100,000 was paid by Tauriga to Bacterial Robotics in connection with the execution of this November 2013 definitive agreement for the acquisition of Pilus Energy.

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

On March 10, 2014, the Company entered into a definitive agreement (“definitive”) to acquire California based Honeywood LLC, developer of a topical medicinal cannabis product (Therapeutic Cream) that currently sells in numerous dispensaries across the state of California. This definitive agreement is valid for a period of 120 days and Tauriga advanced to Honeywood $217,000 USD to be applied towards the final closing requisite cash total and incurred $178,000 in legal fees as of March 31, 2014 in connection with the acquisition.

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

On March 22, 2016 the Company decided that its good faith efforts to settle its ongoing litigation with Cowan Gunteski & Co. P.A. have proven unsuccessful. Therefore, the Board of Directors of the Company unanimously agreed to proceed to trial. The case is expected to proceed in Federal District Court — Southern District Florida (Miami, Florida) with an expectation that the venue will be challenged. The Company is continuing to seek the assistance of independent experts, to help ascribe dollar amounts for certain damages suffered by the Company (“provable damages”). At this point in time, the Company has realized out of pocket cash losses and debts (inclusive of liquidated damages) that exceed $850,000. Additional potential damages include but are not limited to: inability to properly maintain Pilus Energy’s Intellectual Property (“Pilus IP”), the July 31, 2015 delisting of the Company shares from OTCQB to Pink Sheets, loss of market capitalization (“market cap”), loss of trading liquidity (“trading volume”), and loss of substantial business opportunities. In aggregate the Company intends to seek monetary award(s), during trial, in excess of $4,000,000. That figure is expected to continually increase as additional time lapses.

On May 10, 2016, the Company was notified of an Order Reopening Case, Scheduling Order for Pretrial Conference set for December 7, 2016 before Judge Robin L. Rosenberg, Trial set for January 23, 2017 in West Palm Beach Division, and a Calendar Call set for January 18, 2017.

On September 26, 2016, a motion was filed requesting that the trial date be moved from the current scheduled date of January 23, 2017 to July 24, 2017 (6-months.) The Company must respond to this motion no later than October 14, 2016.

On September 29, 2016, the judge presiding over the case approved the ruled on the two outstanding motions filed on June 13, 2016. The motion to transfer the case to United States District Court for the District of New Jersey was approved, however the judge denied the defendants’ motion to dismiss the lawsuit. Depositions have commenced in this case.

SUBSEQUENT EVENTS

Common Stock Issuances

Subsequent to March 31, 2016, the Company issued additional shares of common stock as follows: (i) 61,500,000 shares to consultants and board members (ii) 19,300,000 shares issued as commitment shares to the holder of a convertible note (iii) 27,875,000 shares issued via private placement and (iv) 33,900,000 shares in conversion of convertible notes.

Private Placement – April 18, 2016

On April 18, 2016, the Company completed an equity private placement for $105,500 to date comprised of accredited individual investors as well as one institutional investor. The terms of this private placement are as follows: $0.004 per share of common stock with a related three-year warrant for 40% of each share of common stock purchased at an exercise price of $0.01 per share. The warrants require the investors to pay cash to exercise the warrants and do not allow for cashless exercise. All shares to be issued will be “restricted securities” as such term is defined by the Securities Act of 1933, as amended. The Company collected $7,500 of this in March 2016, and the remaining funds in April 2016 at the time the shares and warrants were issued. The $7,500 is included in the liability for stock to be issued as of March 31, 2016.

The proceeds from this private placement will be used for working capital purposes, most specifically to fund the Company’s ongoing litigation against Cowan Gunteski Co. P.A., and settle some outstanding obligations and establish new business opportunities for the Company.

Private Placement – June 27, 2016

On June 27, 2016, the Company completed an additional $194,000 USD in equity private placement financing from six accredited individual investors. The terms of this private placement are as follows: $0.004 per share of common stock with a related three-year warrant for 40% of each share of common stock purchased and an exercise price of $0.01 per share. The warrants require the investors to pay cash to exercise the warrants and do not allow for cashless exercise. For example, an investor who invested $10,000 USD in this financing round received 2,500,000 shares of common stock and the 1,000,000 warrant to purchase 1,000,000 shares of common stock at $0.01 for a period of three years. The Company received funds for 48,500,000 shares of common stock at $0.004 per share (of which 47,000,000 shares are pending issuance) and warrants for an additional 19,400,000 shares of common stock as part of the financing. All shares issued and to be issued will be “restricted securities” as such term is defined by the Securities Act of 1933, as amended.

Lawsuit Filed Against Cowan Gunteski & Co. PA

On November 4, 2015, the Company filed a lawsuit against its predecessor audit firm Cowan Gunteski & Co. PA in Federal Court — Southern District Florida (Miami, Florida) entitled “Tauriga Sciences, Inc. v. Cowan, Gunteski & Co., P.A. et al”, Case No. 0:15-cv-62334. The case has since been transferred to the United States District Court for the District of New Jersey. The case alleges, among other things, that Cowan Gunteski committed malpractice with respect to the audit of the Company’s FY 2014 financial statements (as illustrated in the PCAOB Public Censure of July 23, 2015) and then misrepresented to the Company with respect about its ability to re-issue an independent opinion for FY 2014 financial statements. On July 31, 2015, the Company was delisted from the OTCQB Exchange to the OTC Pink Limited Information Tier due to its inability to file its FY 2015 Form 10K. The lawsuit was expected by the Company and its counsel to take up to 18 months to complete, from the date it was filed (November 4, 2015).

The Company in its lawsuit seeks damages against Cowan Gunteski (and its malpractice insurance policy) exceeding $4,000,000. There is no guarantee that the Company will be successful in this lawsuit.

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

On March 22, 2016 the Company decided that its good faith efforts to settle its ongoing litigation with Cowan Gunteski & Co. P.A. have proven unsuccessful. Therefore, the Board of Directors of the Company unanimously agreed to proceed to trial. The case is expected to proceed in Federal District Court — Southern District Florida (Miami, Florida) with an expectation that the venue will be challenged. The Company is continuing to seek the assistance of independent experts, to help ascribe dollar amounts for certain damages suffered by the Company (“provable damages”). At this point in time, the Company has realized out of pocket cash losses and debts (inclusive of liquidated damages) that exceed $850,000. Additional potential damages include but are not limited to: inability to properly maintain Pilus Energy’s Intellectual Property (“Pilus IP”), the July 31, 2015 delisting of the Company shares from OTCQB to Pink Sheets, loss of market capitalization (“market cap”), loss of trading liquidity (“trading volume”), and loss of substantial business opportunities. In aggregate the Company intends to seek monetary award(s), during trial, in excess of $4,000,000. That figure is expected to continually increase as additional time lapses.

On May 10, 2016, the Company was notified of an Order Reopening Case, Scheduling Order for Pretrial Conference set for December 7, 2016 before Judge Robin L. Rosenberg, Trial set for January 23, 2017 in West Palm Beach Division, and a Calendar Call set for January 18, 2017.

On September 26, 2016, a motion was filed requesting that the trial date be moved from the current scheduled date of January 23, 2017 to July 24, 2017 (6-months.) The Company must respond to this motion no later than October 14, 2016.

On September 29, 2016, the judge presiding over the case approved the ruled on the two outstanding motions filed on June 13, 2016. The motion to transfer the case to United States District Court for the District of New Jersey was approved, however the judge denied the defendants’ motion to dismiss the lawsuit. Depositions have commenced in this case.

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

Subject to the approval of holder for prepayments after one hundred eighty (180) days, borrower may prepay in cash all or any portion of the principal amount of this debenture and accrued interest thereon, with a premium, as set forth below (each a “prepayment premium”), upon ten (10) business days’ prior written notice to holder. Holder shall have the right to convert all or any portion of the principal amount and accrued interest thereon during such ten (10) business day notice period. The amount of each prepayment premium shall be as follows: (a) one hundred forty-five percent (145%) of the prepayment amount if such prepayment is made at any time from the issuance date until the maturity date.

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

COMPARISON OF THE YEAR ENDED MARCH 31, 2016 TO THE YEAR ENDED MARCH 31, 2015

Results of Operations

Revenue. We are currently developing our business and as a result we have not developed a material or consistent pattern of revenue generation. For the year ended March 31, 2016, we generated revenue and gross profit of $51,062 and $14,472, respectively, compared to $96,161 and $54,359 for the year ended March 31, 2015, as reflected in discontinued operations.

The revenue was generated from our natural wellness cannabis compliment line launched in August of 2014, which as noted above was discontinued in August 2015. Additionally, the Company is continuing its efforts to commercialize Pilus Energy, although there can be no guaranty such efforts will result in material revenue production.

Operating Expenses:

General and Administrative Expenses

For the year ended March 31, 2016, general and administrative expenses were $2,027,663 ($749,811 related to stock-based compensation) compared to $3,704,345 ($2,176,163 related to stock-based compensation) for the same period in 2015. This decrease of $1,676,712 was primarily attributable to a decrease in stock-based compensation.

Other

For the year ended March 31, 2015, we incurred a charge of $175,100 for the impairment of a note receivable as well as an additional charge of $100,000 relating to additional impairments of license agreements.

Net Loss. We generated net losses of $2,569,153 for the year ended March 31, 2016 compared to $5,088,956 for the same period in 2015.

Liquidity and Capital Resources

General. At March 31, 2016, we had no cash and cash equivalents compared to the prior year of $209,098. We have historically met our cash needs through a combination of proceeds from private placements of our securities, loans and convertible notes. Our cash requirements are generally for selling, general and administrative activities. We believe that our cash balance is not sufficient to finance our cash requirements for expected operational activities, capital improvements, and partial repayment of debt through the next 12 months.

Our operating activities used cash of $395,536 for the year ended March 31, 2016, and we used cash in operations of $1,844,519 during the same period in 2015. The principal elements of cash flow from operations for the year ended March 31, 2016 included our net loss of $2,569,153, offset by stock-based compensation of $749,811, share liability of $305,500 and common stock issued for services for $950,750.

Cash provided by investing activities during the year ended March 31, 2016 was $2,515 compared to $40,251 used during the same period in 2014. The difference was primarily due to purchases of equipment ($11,956) and deferred acquisition costs ($28,295) compared to net proceeds from disposal of the Natural Wellness business line $1,243 in the year ended March 31, 2016.

Cash used in our financing activities was $184,500 for the year ended March 31, 2016, compared to cash generated of $1,229,167 during the comparable period in 2015. This difference was primarily attributed to proceeds from the sale of common stock in the amount of $1,118,500, which was offset by the increase in proceeds from a warrant exercise of $250,000.

As of March 31, 2016, current liabilities exceeded our current assets by $2,301,840. Current assets decreased from $333,355 at March 31, 2015 to $3,250 at March 31, 2016. The decrease was primarily attributable to a decrease in cash ($209,098) and a decrease in inventory ($90,987) reflected in assets of discontinued operations. Current liabilities increased from $1,678,713 at March 31, 2015 to $2,305,090 at March 31, 2016. The increase in liabilities was primarily attributable to increases in derivative liability ($580,577) and notes payable to individuals and companies ($205,000.)

	For the years ended
	March 31,
	2016	2015

Cash used in operating activities	$(395,536)	$(1,844,519)
Cash provided by (used in) investing activities	2,515	(40,251)
Cash provided by financing activities	184,500	1,229,167
Foreign currency translation effect	(577)	51,794

Net changes to cash (net of foreign currency translation effect)	$(209,098)	$(603,809)

Going Concern

As indicated in the accompanying consolidated financial statements, the Company has incurred net operating losses of $2,569,153 and $5,088,956 for the years ended March 31, 2016 and 2015, respectively. Management’s plans include the raising of capital through equity markets to fund future operations and cultivating new license agreements or acquiring ownership in technology companies. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses, acquire new license agreements or ownership interests and generate adequate revenues, there can be no assurances that the revenues will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. However, the accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Contractual Obligations

Not Applicable

Off-Balance Sheet Arrangements

As of March 31, 2016, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Tauriga Sciences, Inc.

Danbury, Connecticut

We have audited the accompanying consolidated balance sheets of Tauriga Sciences, Inc. (the “Company”) as of March 31, 2016 and 2015, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tauriga Sciences, Inc. as of March 31, 2016 and 2015, and the results of its consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years ended March 31, 2016 and 2015 in conformity with U.S. generally accepted accounting principles.

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

/s/ KBL, LLP
New York, NY
October 14, 2016

TAURIGA SCIENCES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(IN US$)

	March 31,
	2016	2015

ASSETS
Current assets:
Cash	$-	$209,098
Investment - available for sale security	750	4,063
Prepaid expenses and other current assets	2,500	29,207
Assets from discontinued operations	-	90,987
Total current assets	3,250	333,355

Property and equipment, net	6,914	25,286

Total assets	$10,164	$358,641

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Bank overdraft	$1,272	$-
Notes payable to individuals and companies	253,775	48,775
Notes payable to individuals and companies - related party	18,000	-
Accounts payable	307,384	272,063
Accrued interest	86,812	14,431
Accrued expenses	208,533	271,216
Accrued professional fees	453,237	486,372
Liability for common stock to be issued	305,500	495,856
Derivative liability	670,577	90,000
Total current liabilities	2,305,090	1,678,713

Commitments and contingencies	-	-

Stockholders’ deficit:
Common stock, par value $0.00001; 2,500,000,000 and 1,000,000,000 shares authorized, 1,219,820,933 and 899,007,530 issued and outstanding at March 31, 2016 and 2015, respectively	12,199	8,990
Additional paid-in capital	49,745,876	48,150,896
Accumulated deficit	(51,812,793)	(49,243,640)
Accumulated other comprehensive loss	(240,208)	(236,318)
Total stockholders’ deficit	(2,294,926)	(1,320,072)

Total liabilities and stockholders’ deficit	$10,164	$358,641

The accompanying notes are an integral part of the consolidated financial statements.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(IN US$)

	For the Years Ended
	March 31,
	2016	2015

Continuing Operations:
Revenues	$-	$-
Cost of goods sold	-	-

Gross profit	-	-

Operating expenses
General and administrative	2,027,633	3,704,345
Impairment of note receivable	-	175,100
Impairment of license agreement	-	100,000
Depreciation and amortization expense	9,832	9,529
Total operating expenses	2,037,465	3,988,974

Loss from operations	(2,037,465)	(3,988,974)

Other income (expense)
Interest expense	(83,456)	(186,693)
Financing expense	(324,000)	(1,131,514)
Derivative expense	(197,800)	-
Gain on settlement	265,856	-
Gain on sale of investment	125,000	-
Gain on warrant conversion	56,372	-
Change in derivative liability	(277,700)	343,625

Total other income (expense) - net	(435,728)	(974,582)

Net income from continuing operations	(2,473,193)	(4,963,556)

Discontinued Operations:
Gain (loss) from discontinued operations	8,997	(125,400)
Loss from disposal of discontinued operation	(104,957)	-

Total discontinued operations	(95,960)	(125,400)

Net loss	(2,569,153)	(5,088,956)
Other comprehensive income (loss)
Change in unrealized loss on available for sale security	(3,313)	(58,437)
Foreign currency translation adjustment	(577)	3,498
Total other comprehensive loss	(3,890)	(54,939)

Comprehensive loss	$(2,573,043)	$(5,143,895)

Loss per share - basic and diluted	$(0.00)	$(0.01)

Weighted average number of shares outstanding - basic and diluted	965,079,748	786,403,218

The accompanying notes are an integral part of the consolidated financial statements.

TAURIGA SCIENCES, INC. AND SUBSDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN US$)

	For the Years Ended
	March 31,
	2016	2015

Cash flows from operating activities
Net loss	$(2,569,153)	$(5,088,956)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation	749,811	2,176,163
OID Interest	11,077	-
Depreciation and amortization	9,832	11,286
Gain on warrant conversion	(56,372)	-
Issuance of a warrant for financing expense	-	458,175
Impairment of note receivable	-	175,100
Issuance of stock for financing expense	-	103,947
Gain on settlement	(265,856)	-
Amortization of deferred financing costs	-	34,014
Accretion on convertible notes payable	-	70,022
Common stock issued for services	950,750	-
Stock issued for legal settlement	8,000	-
Derivative expense	197,800	-
Change in derivative liability	277,700	(343,625)
Cost of terminated acquisiton	-	-
Share Liability	-	600,000
Loss on disposal of Natural Wellness business	104,957	-
Value of financing costs for share liability	154,000	-
Decrease (increase) in assets
Inventory	9,789	(90,987)
Prepaid expenses	10,246	(34,308)
Increase (decrease) in liabilities
Accounts payable	7,382	(22,791)
Accrued interest	72,381	12,722
Accrued expenses	(34,745)	(18,714)
Accrued professional fees	(33,135)	113,433
Cash used in operating activities	(395,536)	(1,844,519)

Cash flows from investing activities
Proceeds received for Natural Wellness business and investment, net	1,243	-
Bank overdraft	1,272	-
Purchase of equipment	-	(11,956)
Deferred acquisition costs	-	(28,295)
Cash provided by (used in) investing activities	2,515	(40,251)

Cash flows from financing activities
Proceeds from notes payable	205,000	-
Proceeds from notes payable-related party	18,000	-
Payment for settlement of financing	(230,000)	-
Proceeds from the sale of common stock (including to be issued)	7,500	1,118,500
Proceeds from convertible debentures	184,000	-
Payment of convertible debenture	-	(83,333)
Proceeds from warrant exercise	-	250,000
Commission paid on sales of common stock	-	(56,000)
Cash provided by financing activities	184,500	1,229,167

Foreign currency translation effect	(577)	51,794
Net decrease in cash	(209,098)	(603,809)

Cash, beginning of year	209,098	812,907
Cash, end of year	$-	$209,098

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest Paid	$-	$-
Taxes Paid	$-	$-

NON CASH ITEMS
Conversion of convertible debentures to common stock	$-	$1,473,196
Conversion of accrued interest to common stock	$-	$24,398
Impairment of available for sale security	$-	$60,250
Issuance of common stock for cashless warrant exercise	$292	$267
Note receivable from terminated acquisition	$-	$170,000

The accompanying notes are an integral part of the consolidated financial statements.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

For the years ended March 31, 2016 and 2015

					Accumulated
			Additional		other	Total
	Number of		paid-in	Accumulated	comprehensive	stockholders’
	shares	Amount	capital	deficit	income (loss)	deficit

Balance at March 31, 2014	647,071,126	$6,470	$42,400,892	$(44,154,684)	$(181,379)	$(1,928,701)

Issuance of shares for cash at $0.01 to $0.06 per share	69,175,657	692	1,117,808	-	-	1,118,500
Issuance of shares to chief executive officer at $0.01 to $0.07 per share	4,200,000	42	118,958	-	-	119,000
Issuance of shares to convert convertible debt at $0.01 to $0.09 per share	61,726,433	617	1,496,977	-	-	1,497,594
Issuance of shares to consultants at $0.01 to $0.07 per share	40,255,837	403	298,720	-	-	299,123
Issuance of shares for fee to convert convertible debenture at $0.04	1,250,000	12	49,988	-	-	50,000
Issuance of shares for additional financing costs at $0.02	2,697,369	27	53,920	-	-	53,947
Issuance of shares for warrant exercised at $0.01 per share	12,211,400	122	249,878	-	-	250,000
Issuance of shares for settlement agreement at $0.01 per share	20,000,000	200	103,944	-	-	104,144
Issuance of shares for license agreement at $0.01 per share	10,869,565	109	99,891	-	-	100,000
Issuance of shares for cashless warrant exercise	26,660,143	267	(267)	-	-	-
Stock-based compensation vesting	-	-	1,758,012	-	-	1,758,012
Issuance of a warrant for financing expense	-	-	458,175	-	-	458,175
Commissions on sales of common stock	2,890,000	29	(56,000)	-	-	(55,971)
Impairment of available for sale securities	-	-	-	-	(58,437)	(58,437)
Foreign currency translation adjustment	-	-	-	-	3,498	3,498
Net loss for the year ended
March 31, 2015	-	-	-	(5,088,956)	-	(5,088,956)

Balance at March 31, 2015	899,007,530	$8,990	$48,150,896	$(49,243,640)	$(236,318)	$(1,320,072)

Issuance of shares - stock based compensation at $0.003 to $0.01 per share	68,375,000	684	312,311	-	-	312,995
Issuances of commitment shares - debt financing at $0.01 per share	27,500,000	275	190,725	-	-	191,000
Issuance of shares for cashless warrant exercise	29,188,403	292	(292)	-	-	-
Stock-based compensation vesting	-	-	292,816	-	-	292,816
Derivative Liability recognized on warrant conversion	-	-	33,628	-	-	33,628
Impairment of available for sale securities	-	-	-	-	(3,313)	(3,313)
Stock issued for services at $0.002 to $0.005	191,750,000	1,918	757,832	-	-	759,750
Issuance of shares -legal settlement at $0.002	4,000,000	40	7,960	-	-	8,000
Foreign currency translation adjustment	-	-	-	-	(577)	(577)
Net loss for the year ended March 31, 2016	-	-	-	(2,569,153)	-	(2,569,153)

Balance at March 31, 2016	1,219,820,933	$12,199	$49,745,876	$(51,812,793)	$(240,208)	$(2,294,926)

The accompanying notes are an integral part of the consolidated financial statements.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF OPERATIONS

Nature of Business

The Company, prior to December 12, 2011, was involved in the business of exploiting new technologies for the production of clean energy. The Company was then moving in the direction of a diversified biotechnology company. The mission of the Company is to evaluate potential acquisition candidates operating in the life sciences technology space. The Company’s revenue in fiscal 2016, presented in discontinued operations, was generated from its natural wellness cannabis complement line launched in August 2014.

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

NOTE 1 – BASIS OF OPERATIONS (CONTINUED)

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

On November 25, 2013, the Company executed a definitive agreement to acquire Pilus Energy, LLC (“Pilus”), an Ohio limited liability company and a developer of alternative cleantech energy platforms using proprietary microbial solutions that creates electricity while consuming polluting molecules from wastewater. Pilus is converging digester, fermenter, scrubber, and other proven technologies into a scalable Electrogenic Bioreactor (“EBR”) platform. This transformative technology is the basis of the Pilus Cell™. The EBR harnesses genetically enhanced bacteria, also known as bacterial robots, or BactoBots™, that remediate water, harvest direct current (“DC”) electricity, and produce economically important gases. The EBR accomplishes this through bacterial metabolism, specifically cellular respiration of nearly four hundred carbon and nitrogen molecules. Pilus’ highly metabolic bacteria are non-pathogenic. Because of the mediated biofilm formation, these wastewater-to-value BactoBots resist heavy metal poisoning, swings of pH, and survive in a 4-to-45-degree Celsius temperature range. Additionally, the BactoBots are anaerobically and aerobically active, even with low BOD/COD. On January 28, 2014, the acquisition was completed. Pilus will be a wholly-owned subsidiary of the Company. As a condition of the acquisition, Pilus will get one seat on the board of directors, and the shareholders of Pilus will receive a warrant to purchase 100,000,000 shares of common stock of the Company, which represented a fair market value of approximately $2,000,000. In addition, the Company paid Bacterial Robotics, LLC (“BRLLC”), formerly the parent company of Pilus, $50,000 on signing the memorandum of understanding and $50,000 at the time of closing. The only asset Pilus had on its balance sheet at the time of the acquisition was a patent. The Company determined that the value of the acquisition on January 28, 2014 would be equal to the value of cash paid to Pilus plus the value of the 100,000,000 warrants they issued to acquire Pilus. Through March 31, 2014, the Company amortized the patent over its estimated useful life, then on March 31, 2014, the Company conducted its annual impairment test and determined that the entire unamortized balance should be impaired as the necessary funding to further develop the patent was not available at that time.

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

NOTE 1 – BASIS OF OPERATIONS (CONTINUED)

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

Going Concern

As indicated in the accompanying consolidated financial statements, the Company has incurred net operating losses of $2,569,153 and $5,088,956 for the years ended March 31, 2016 and 2015, respectively. Management’s plans include the raising of capital through equity markets to fund future operations and cultivating new license agreements or acquiring ownership in technology companies. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses, acquire new license agreements or ownership interests and generate adequate revenues, there can be no assurances that the revenues will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. However, the accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Cash Equivalents

For purposes of reporting cash flows, cash equivalents include investment instruments purchased with an original maturity of three months or less. At March 31, 2016, the Company had no cash at any financial institution which exceeded the total FDIC insurance limit of $250,000. To reduce its risk associated with the failure of financial institutions, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

Inventory

Inventory consisted of raw materials, production in progress and finished goods and is stated at the lower of cost or market determined by the first-in, first-out method. The Company sold off all of its segments that had inventory during the year ended March 31, 2016.

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

Research and Development

The Company expenses research and development costs as incurred. Research and development costs were $0 and $78,883 in the years ended March 31, 2016 and 2015, respectively.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2016 and 2015. The respective carrying value of certain financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash, accounts payable and accrued expenses.

Derivative Financial Instruments

Derivatives are recorded on the consolidated balance sheet at fair value. The conversion features of the convertible debentures are embedded derivatives and are separately valued and accounted for on the consolidated balance sheet with changes in fair value recognized during the period of change as a separate component of other income/expense. Fair values for exchange-traded securities and derivatives are based on quoted market prices. The pricing model we use for determining fair value of our derivatives is the Monte Carlo Pricing Model. Valuations derived from this model are subject to ongoing internal and external verification and review. The model uses market-sourced inputs such as interest rates and stock price volatilities. Selection of these inputs involves management’s judgment and may impact net income. During the year ended March 31, 2016, the Company utilized an expected life ranging from 73 days to 365 days based upon the look-back period of its convertible debentures and notes and volatility in the of 125%. During the year ended March 31, 2015, the Company utilized an expected life ranging from 66 days to 325 days based upon the look-back period of its convertible debentures and notes and volatility in the range of 166% to 196%.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by ASC 740 and concluded that the tax position of the Company does not meet the more-likely-than-not threshold as of March 31, 2016.

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

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

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

NOTE 3 – DISCONTINUED OPERATIONS

On August 11, 2015 the Company formally divested (discontinued) its Natural Wellness Business. The business mainly consisted of a CBD infused topical lotion called TopiCanna as well as a line of Cannabis Complement products that were intended to compliment individuals who were consistently using medicinal cannabis related product. On August 11, 2015, the Company sold the balance of its inventory of TopiCanna and Cannabis Complement products for a one-time cash payment of $20,462. As a result of the disposal of this business, the Company reported a loss on disposal of $104,957. The charts below show income and loss as well as assets and liabilities from discontinued operations for the years ended March 31, 2016 and 2015.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – DISCONTINUED OPERATIONS (CONTINUED)

	For the Years Ended
	March 31,
	2016	2015

Revenues	$51,062	$96,161
Cost of goods sold	14,472	41,802

Gross profit	36,590	54,359

Operating expenses
General and administrative	26,790	178,002
Impairment of notes receivable	-	-
Impairment of license agreements	-	-
Impairment of patents	-	-
Depreciation and amortization expense	803	1,757
Total operating expenses	27,593	179,759

Income (Loss) from discontinued operations	$8,997	(125,400)

TAURIGA SCIENCES, INC. AND SUBSIDIARY
BALANCE SHEET FROM DISCONTINUED OPERATIONS

	March 31, 2016	March 31, 2015

Assets of discontinued operations	$-	$90,987

Liabilities of discontinued operations	-	-

NOTE 4 – PROPERTY AND EQUIPMENT

The Company’s property and equipment is as follows:

	March 31, 2016	March 31, 2015	Estimated Life

Computers, office furniture and equipment	$55,942	$55,942	3-5 years
Technical equipment	-	11,099	5 years
Total	55,942	67,041
Less: accumulated depreciation	(49,028)	(41,755)

Net	$6,914	$25,286

Depreciation expense in the years ended March 31, 2016 and 2015 amounted to $9,832 and $9,529, respectively.

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

On January 8, 2013, the Company received from ITL, a notice by which ITL purported to terminate the License Agreement dated December 9, 2011 between the Company and ITL (the “ITL Notice”), along with alleged damages. It is the Company’s position that ITL breached the License Agreement by delivering the ITL Notice and, that prior to the ITL Notice, the License Agreement was in full force and, on January 17, 2013 and that the Company had complied in all material respect with the License Agreement therefore the Company believes that there are no damages to ITL. As such, on January 17, 2013, the Company filed a lawsuit against ITL, which included the request for various injunctive relief against ITL for damages stemming from this breach. On February 19, 2013, the Company and ITL entered into a settlement agreement whereby the parties have agreed to the following: (1) the Company submitted a letter to the Court advising the Court that the parties had reached a settlement and that the Company is withdrawing its motion, (2) ITL paid the Company $20,000, (3) ITL issued to the Company, ITL’s share capital equivalent to 9% of the issued and outstanding shares of ITL (3,280,000 shares), (4) the Company changed its name and (5) the settling parties agree that the license agreement is terminated. No value has been assigned to the ITL shares received, as they are deemed to be worthless. The Company, based upon its evaluation of the ITL financial statement, considered its investment in ITL to be impaired as the ITL Company had negative net worth and the funds advanced were being utilized for research, development and testing. During the year ended March 31, 2016, the Company sold the 3,280,000 shares for $125,000 which is recorded in the consolidated statements of operations.

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

The Company has paid $143,730 of the $250,000 licensing fee in cash and issued 2,500,000 shares of its common stock in lieu of the remaining $106,270. The Company was amortizing the licensing fee over the five-year life of the licensing agreement, and through March 31, 2014 the accumulated amortization amounted to $34,911. At March 31, 2014, the Company determined not to pursue the marketability for the related products and considered the remaining net value to be impaired, recording an impairment charge of $215,089.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – INTANGIBLE ASSETS (CONTINUED)

Bacterial Robotics, LLC

On October 29, 2013, the Company entered into a strategic alliance agreement between the Company and Bacterial Robotics, LLC (the Parties) to develop a relationship for the research and development of the NuclearBot Technology that will be marketed and monetized pursuant to a Definitive Agreement. Accordingly, subject to the terms of this agreement, (a) Bacterial Robotics agreed to develop a whitepaper which may be delivered as a readable electronic file, on the subject of utilizing the NuclearBot Technology in the cleansing of nuclear wastewater created in the operation of a nuclear power plant (the “Whitepaper”), which Bacterial Robotics shall deliver to the Company within ninety (90) days of the agreement, which may be extended upon mutual agreement based upon unexpected complexities, and (b) the parties agreed to use commercially reasonable efforts in good faith to (1) identify prospective pilot programs, projects and opportunities for the NuclearBot Technology for the Parties to strategically and jointly pursue, (2) enter into a joint venture, in which the Company will be the majority and controlling owner, for the purpose of (A) marketing and selling products and services utilizing the NuclearBot Technology, (B) sublicensing the NuclearBot Technology and (C) owning all improvements to the NuclearBot Technology, and other inventions and intellectual property, jointly developed by the Parties and (3) negotiate terms and conditions of Definitive Agreements. As consideration for the strategic alliance, the Company issued a $25,000 deposit upon signing the agreement. Additionally, the Company issued a 5-year warrant for up to 75,000,000 shares of the Company’s common stock with a value of $1,139,851 and an additional $25,000 in cash. The Company amortizes the fee of $1,189,851 over the ten-year life of the licensing agreement, and through March 31, 2014 the accumulated amortization amounted to $48,952. At March 31, 2014, the Company determined that it was not going to pursue the market nor invest additional capital to fund the commercialization and accordingly, considered the remaining net value to be impaired recording an impairment charge of $1,140,899.

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

License agreements consist of the cost of license fees with Breathe Ecig Corp. ($100,000), Green Hygienics, Inc. ($250,000) and Bacterial Robotics, LLC ($1,189,851) at March 31, 2016 and March 31, 2015. All licenses were fully impaired for the years ended March 31, 2016 and 2015. An analysis of the cost is as follows:

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	March 31, 2015	Estimated Life

Licensing fee	$1,539,851	1 - 7.5 years
Less: accumulated amortization	83,863
	1,455,988
Net impairment	(1,455,988)
Balance	$—

All licensing fees were fully impaired as of March 31, 2015.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – INTANGIBLE ASSETS (CONTINUED)

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

The cost of the patent and related amortization at March 31, 2016 and 2015 is as follows:

	Fair Value	Estimated Life

Cash advanced on signing the memorandum of understanding and closing agreement	$100,000	15.5 years
Fair value of the warrant for 100,000,000 shares of the Company’s common stock	1,710,000
Total	1,810,000
Less amortization in the year ended March 31, 2014	18,540
Net value at March 31, 2014 prior to impairment	$1,791,460
Impairment in the year ended March 31, 2014	1,791,460
Net value for the years ended March 31, 2016 and 2015	—

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

As of March 31, 2015, the value of the derivative liability associated with the convertible notes was $90,000 associated with the Class B warrants issued to Hanover Holdings I, LLC, as the warrants had been converted into shares of common stock during the three months ended June 30, 2015. In the year ended March 31, 2016, as a result of the Union Note which contains an anti-rachet clause, the Company recorded a derivative liability in the amount of $200,058 (as a result the entire note was discounted). In the year ended March 31, 2016, the Company recognized a loss on the fair value of the derivative liability in the amount of $277,700 bringing the fair value of the derivative liability to $670,577.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Union Capital, LLC

On May 28, 2015 the Company entered into a Securities Purchase Agreement (the “Union Purchase Agreement”) with Union Capital, LLC (“Union”) for the purchase of a 7% Convertible Redeemable Note in the principal amount of $104,000 with a maturity date of May 28, 2016 (the “Union Note”). The Company received gross proceeds of $100,000 under the Union Note. The Company granted Union 12,500,000 shares of Company common stock for a commitment fee in consideration of the Union Note. Pursuant to the terms of the Union Note, at any time Union may convert any principal and interest due to it at a 20% discount to the lowest closing bid price of Company common stock for the five trading days prior to the conversion notice. Additionally, the discount will be adjusted on a ratchet basis in the event the Company offers a more favorable discount rate or look-back period to a third party during the term of the Union Note. Union will not be allowed to convert into shares of common stock that would result in it beneficially owning more than 9.99% of the Company’s issued and outstanding common stock. The Company may prepay the amounts under the Union Note as follows: (i) if prepaid within ninety days, the Company must pay a 15% premium on all principal and interest outstanding and (ii) if prepaid after ninety days but before the one hundred and eighty-one day, the Company must pay a 30% premium on all principal and interest outstanding. The Company intends to use its best efforts to repay the Union Note within the first ninety days. The Company agreed to reserve 33,000,000 shares of its common stock to satisfy its obligations under the Union Note. This reserve will be increased to three times the number of shares of common stock upon the approval of the Company’s stockholders of an increase in the number of authorized shares of common stock. The Company agreed to call a special meeting solely for such purpose with fifteen days of the Union Note. The $104,000 remains outstanding at March 31, 2016 (reflected as a derivative liability), and the $4,000 discount was expensed in the three months ended June 30, 2015.

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

Due to the breach under common stock delisting from market the outstanding principal due under this note shall be increased by 50%. The new principal balance of the note increased to $156,000 with accrued interest of $27,524.

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

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – CONVERTIBLE NOTES AND NOTES PAYABLE (CONTINUED)

Group 10 Holdings LLC

On July 14, 2015, the Company entered into a $96,000 20% OID convertible debenture with Group 10 Holdings LLC. Along with this note, 15,000,000 commitment shares were issued to the holder, earned in full upon purchase of debenture. This note bears 12% interest per annum with a default interest rate of the lesser of 18% or the or the maximum rate permitted under applicable law, effective as of the issuance date of this debenture (“default interest rate”.) If any event of default occurs, the outstanding principal amount of this debenture, plus accrued but unpaid interest, liquidated damages and other amounts owing in respect thereof through the date of acceleration, shall become, at holder’s election, immediately due and payable in cash in the sum of (a) one hundred eighteen percent (118%) of the outstanding principal amount of this debenture plus one hundred percent (100%) of accrued and unpaid interest thereon and (b) all other amounts, costs, expenses and liquidated damages due in respect of this debenture (“Mandatory Default Amount”). After the occurrence of any event of default, the interest rate on this debenture shall accrue at an interest rate equal the default interest rate.

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

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – CONVERTIBLE NOTES AND NOTES PAYABLE (CONTINUED)

Group 10 Holdings LLC (Continued)

As of July 15, 2015 with the Company’s delisting from the OTCQB Exchange resulting for failure to timely file the Company’s annual report with the Securities and Exchange Commission (“SEC”) violating Regulation SX, Rule 2-01 as a direct result of the Company not being able to obtain properly audited financial statements.

Due to the breach under common stock delisting from market the outstanding principal due under this note shall be increased by 18%. The new principal balance of the note increased to $113,280 with accrued interest of $14,500.

Convertible Notes Payable to Individuals

The Company at March 31, 2016 and 2015 had $181,775 ($18,000 of which is to a related party) and $48,775, respectively of notes payable to individuals. The notes are convertible into common stock of the Company at $0.025 per share. The interest rates range between 3% and 8% per annum and the notes are unsecured. During the year ended March 31, 2016, no notes were converted to common stock. During the year ended March 31, 2015, three notes were converted to common stock. One of the notes is to a related party – see Note 8 in the amount of $18,000.

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

The balance of this $180,000 or the other $90,000 was to be wired directly to a Japanese based consumer product firm called Eishin, Inc., but there was never any documentation provided to support this $90,000. The Company is in dispute with the noteholder, and has not recorded this liability as of March 31, 2016. If the proper documentation is provided to the Company, they will record the liability at that time.

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

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Other

On October 19, 2012, the Company entered into a one-year convertible promissory note agreement for $445,000 with JMJ Financial, a California based institutional investor. The note is non-interest bearing for the first 90 days and subsequent to that, the note has an interest rate of 5% per annum. The note, at the holder’s option, is convertible at $0.15 per share and if the price per share at the time of conversion is greater than $0.15 per share, on average for the previous 25 trading days, the conversion rate shall have a 25% discount, with the minimum price of $0.15 per share. The Company paid an origination fee of 200,000 shares of its common stock to secure the loan. On November 14, 2012, the Company received $150,000 and an additional $25,000 on March 27, 2013. The 25% discount created a beneficial conversion feature at the commitment date aggregating $37,500 representing a discount which is being accreted monthly from the issuance date of the note through maturity and is recorded as additional interest expense. At March 31, 2013, the loan balance was $106,425, net of unamortized discount of $68,575. On June 3, 2013 the Company issued 9,900,000 shares of its common stock to convert the note. Under the terms of the original agreement, approximately 4,125,000 shares were required to be issued. To entice the conversion, the Company issued an additional 5,775,000 shares resulting in a loss on conversion of $321,000 in the year ended March 31, 2014. The balance under this note as of March 31, 2016 and 2015 was $-0-.

Interest expense for the year ended March 31, 2016 was $83,456 compared to the same period in the prior year of $186,963, respectively. Accrued interest at March 31, 2016 and 2015 was $86,812 and $14,431, respectively.

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

NOTE 9 – STOCKHOLDERS’ DEFICIT

Common Stock

The Company is authorized to issue 2,500,000,000 shares of its common stock. Effective March 31, 2016, 1,219,820,933 shares of common stock are outstanding.

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

NOTE 9 – STOCKHOLDERS’ DEFICIT (CONTINUED)

Common Stock (Continued)

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

NOTE 9 – STOCKHOLDERS’ DEFICIT (CONTINUED)

Common Stock (Continued)

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

During the year ended March 31, 2016, the Company issued 27,500,000 common shares as commitment shares valued at $191,000, in conjunction with the issuance on two convertible notes in the aggregate amount of $200,000 ($104,000 and $96,000), each convertible note payable matures one-year after issuance, bearing interest rates of 7 - 12% annual interest, increasing to 18-24% default interest.

During the year ended March 31, 2016, the Company issued 38,340,000 shares of common stock to the Chief Executive Officer and V.P. Strategic Planning from $0.003 to $0.01, totaling $175,260.

During the year ended March 31, 2016, the Company issued 30,035,000 shares of common stock as share based compensation at prices ranging from $0.003 to $0.01, totaling $137,735.

During the year ended March 31, 2016, the Company issued 191,750,000 shares of common stock for advisory and investor relation services at a prices ranging from $0.002 to $0.0045 per share, totaling $759,750.

During the year ended March 31, 2016, the Company issued 4,000,000 shares of common stock along with $8,000 in cash to settle a liability of a consultant who provided services for the Company from August 2013 through October 2013. The stock was valued at $0.002 per share, totaling $8,000.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – STOCKHOLDERS’ DEFICIT (CONTINUED)

Common Stock (Continued)

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

At the filing date of this SEC Form 10-K additional shares of common stock were issued as follows:

(i) 61,500,000 shares to consultants and board members (ii) 19,300,000 shares issued as commitment shares to the holder of a convertible note (iii) 27,875,000 shares issued via private placement and (iv) 33,900,000 shares in conversion of convertible notes.

Warrants for Common Stock

The following table summarizes warrant activity for the years ended March 31, 2016 and 2015:

			Weighted
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding at March 31, 2014	175,200,000	$0.02	5.86 Years	$10,050,000

Granted	41,399,803	0.01
Expired	(200,000)	(0.40)
Exercised	(38,871,543)	(0.02)
Canceled	(71,036,328)	(0.03)

Outstanding at March 31, 2015	106,491,932	$0.02	4.49 Years	$10,050,000

Granted	-	-
Expired	-	-
Exercised	(29,188,403)	(0.01)
Canceled	-	-

Outstanding and exercisable at March 31, 2016	77,303,529	$0.02	4.83 Years	$—

The warrants were valued utilizing the following assumptions employing the Black-Scholes Pricing Model:

	Year Ended March 31, 2016	Year Ended March 31, 2015

Volatility	n/a	179%
Risk-free rate	n/a	0.39%
Dividend	—	—
Expected life of warrants	n/a	1.89 Years

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

Volatility	220%
Expected dividend rate	-
Expected life of options in years	10
Risk-free rate	1.87%

The following table summarizes option activity for the years ended March 31, 2016 and 2015:

Weighted
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding at March 31, 2014	10,000,000	$0.10	7.85 Years	$—

Granted	—	—
Expired	—	—
Exercised	—	—

Outstanding at March 31, 2015	10,000,000	$0.10	6.85 Years	$—

Granted	—	—
Expired	—	—
Exercised	—	—

Outstanding and exercisable at March 31, 2016	10,000,000	$0.10	5.85 Years	$—

Stock-based compensation for the years ended March 31, 2016 and 2015 was $312,995 and $2,176,163, respectively.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – COMMITMENTS AND CONTINGENCIES

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

NOTE 10 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

In connection with the Company’s employment contracts, the Company has no future commitments for the year ended March 31, 2016.

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

NOTE 10 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

Deferred tax assets consist of the following:

	March 31, 2016	March 31, 2015
Net operating losses	5,180,000	$4,600,000
Impairment of assets	2,490,000	2,490,000
Valuation allowance	(7,670,000)	(7,090,000)
	-	$-

At March 31, 2016, the Company had a U.S. net operating loss carryforward in the approximate amount of $23 million available to offset future taxable income through 2036. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods. The Company also has a Canadian carry forward loss which approximates $700,000 and is available to offset future taxable income through 2035. The valuation allowance increased by $580,000 and $890,000 in the years ended March 31, 2016 and 2015, respectively.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and the federal statutory rate for the years ended March 31, 2016 and 2015 is summarized as follows:

	2016	2015
Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefits	(3.3)	(3.3)
Foreign tax	(0.3)	(0.3)
Valuation allowance	37.6	37.6
	0%	0%

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – INVESTMENTS - AVAILABLE FOR SALE SECURITIES

The Company’s investments in Green Innovations, Ltd and Breathe Ecig Corp. are included within Current Assets as they are expected to be realized in cash within one year. The investments are recorded at fair valve with unrealized gains and losses, net of applicable taxes, in Other Comprehensive Income. The Company’s investment in Green Innovations, Ltd has a cost of $250,000, unrealized loss of $249,250 and a fair value of $750 at March 31, 2016. At March 31, 2016 and 2015, the unrealized loss was $3,313 and $58,437, respectively. The investment in Breathe Ecig Corp has been written off as of March 31, 2015 as there is no value in that company.

NOTE 13 – FAIR VALUE MEASUREMENTS

The following summarizes the company’s financial assets and liabilities that are measured at fair value on a recurring basis at March 31, 2016 and 2015.

	March 31, 2016
	Level 1		Level 2	Level 3	Total
Assets
Investment-available-for-sale security	$750		$-	$-	$750

Liabilities
Derivative liabilities	$-	$		$670,577	$670,577

	March 31, 2015
	Level 1		Level 2	Level 3	Total
Assets
Investment-available-for-sale security	$4,063		$-	$-	$4,063

Liabilities
Derivative liabilities	$-	$		$90,000	$90,000

The estimated fair values of the Company’s derivative liabilities are as follows:

	Convertible	Derivative
	Notes	Liability	Total
Liabilities Measured at Fair Value

Balance as of March 31, 2014	$263,917	$1,581,119	$1,845,036

Revaluation (gain) loss	-	253,625	253,625

Issuances, net	(263,917)	(1,744,744)	(2,008,661)

Balance as of March 31, 2015	$-	$90,000	$90,000

Revaluation (gain) loss	-	670,577	670,577

Issuances, net	-	(90,000)	(90,000)

Ending balance as of March 31, 2016	$-	$670,577	$670,577

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – SUBSEQUENT EVENTS

Common Stock Issuances

Subsequent to March 31, 2016, the Company issued additional shares of common stock as follows: (i) 61,500,000 shares to consultants and board members (ii) 19,300,000 shares issued as commitment shares to the holder of a convertible note (iii) 27,875,000 shares issued via private placement and (iv) 33,900,000 shares in conversion of convertible notes.

Private Placement – April 18, 2016

On April 18, 2016, the Company completed an equity private placement for $105,500 to date comprised of accredited individual investors as well as one institutional investor. The terms of this private placement are as follows: $0.004 per share of common stock with a related three-year warrant for 40% of each share of common stock purchased at an exercise price of $0.01 per share. The warrants require the investors to pay cash to exercise the warrants and do not allow for cashless exercise. All shares to be issued will be “restricted securities” as such term is defined by the Securities Act of 1933, as amended. The Company collected $7,500 of this in March 2016, and the remaining funds in April 2016 at the time the shares and warrants were issued. The $7,500 is reflected in liabilities for stock to be issued on the March 31, 2016 balance sheet.

The proceeds from this private placement will be used for working capital purposes, most specifically to fund the Company’s ongoing litigation against Cowan Gunteski Co. P.A., and settle some outstanding obligations and establish new business opportunities for the Company.

Private Placement – June 27, 2016

On June 27, 2016, the Company completed an additional $194,000 USD in equity private placement financing from six accredited individual investors. The terms of this private placement are as follows: $0.004 per share of common stock with a related three-year warrant for 40% of each share of common stock purchased and an exercise price of $0.01 per share. The warrants require the investors to pay cash to exercise the warrants and do not allow for cashless exercise. For example, an investor who invested $10,000 USD in this financing round received 2,500,000 shares of common stock and the 1,000,000 warrant to purchase 1,000,000 shares of common stock at $0.01 for a period of three years. The Company received funds for 48,500,000 shares of common stock at $0.004 per share (of which 47,000,000 shares are pending issuance) and warrants for an additional 19,400,000 shares of common stock as part of the financing. All shares issued and to be issued will be “restricted securities” as such term is defined by the Securities Act of 1933, as amended.

Lawsuit Filed Against Cowan Gunteski & Co. PA

On November 4, 2015, the Company filed a lawsuit against its predecessor audit firm Cowan Gunteski & Co. PA in Federal Court — Southern District Florida (Miami, Florida) entitled “Tauriga Sciences, Inc. v. Cowan, Gunteski & Co., P.A. et al”, Case No. 0:15-cv-62334. The case has since been transferred to the United States District Court for the District of New Jersey. The case alleges, among other things, that Cowan Gunteski committed malpractice with respect to the audit of the Company’s FY 2014 financial statements (as illustrated in the PCAOB Public Censure of July 23, 2015) and then misrepresented to the Company with respect about its ability to re-issue an independent opinion for FY 2014 financial statements. On July 31, 2015, the Company was delisted from the OTCQB Exchange to the OTC Pink Limited Information Tier due to its inability to file its FY 2015 Form 10K. The lawsuit was expected by the Company and its counsel to take up to 18 months to complete, from the date it was filed (November 4, 2015).

The Company in its lawsuit seeks damages against Cowan Gunteski (and its malpractice insurance policy) exceeding $4,000,000. There is no guarantee that the Company will be successful in this lawsuit.

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

On March 22, 2016 the Company decided that its good faith efforts to settle its ongoing litigation with Cowan Gunteski & Co. P.A. have proven unsuccessful. Therefore, the Board of Directors of the Company unanimously agreed to proceed to trial. The Company is continuing to seek the assistance of independent experts, to help ascribe dollar amounts for certain damages suffered by the Company (“provable damages”). At this point in time, the Company has realized out of pocket cash losses and debts (inclusive of liquidated damages) that exceed $850,000. Additional potential damages include but are not limited to: inability to properly maintain Pilus Energy’s Intellectual Property (“Pilus IP”), the July 31, 2015 delisting of the Company shares from OTCQB to Pink Sheets, loss of market capitalization (“market cap”), loss of trading liquidity (“trading volume”), and loss of substantial business opportunities. In aggregate the Company intends to seek monetary award(s), during trial, in excess of $4,000,000. That figure is expected to continually increase as additional time lapses.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – SUBSEQUENT EVENTS (CONTINUED)

Lawsuit Filed Against Cowan Gunteski & Co. PA (Continued)

On May 10, 2016, the Company was notified of an Order Reopening Case, Scheduling Order for Pretrial Conference set for December 7, 2016 before Judge Robin L. Rosenberg, Trial set for January 23, 2017 in West Palm Beach Division, and a Calendar Call set for January 18, 2017.

On September 26, 2016, a motion was filed requesting that the trial date be moved from the current scheduled date of January 23, 2017 to July 24, 2017 (6-months.) The Company must respond to this motion no later than October 14, 2016.

On September 29, 2016, the judge presiding over the case approved the ruled on the two outstanding motions filed on June 13, 2016. The motion to transfer the case to United States District Court for the District of New Jersey was approved, however the judge denied the defendants’ motion to dismiss the lawsuit. Depositions have commenced in this case.

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

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – SUBSEQUENT EVENTS (CONTINUED)

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the year ended March 31, 2016 covered by this Form 10-K. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

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

With the participation of the Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the Company’s internal control over financial reporting as of March 31, 2016 based upon the framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that, as of March 31, 2016, the Company had material weaknesses in its internal control over financial reporting and was deemed to be not effective. Specifically, management identified the following material weaknesses at March 31, 2016:

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

Name	Age	Position

Seth M. Shaw	37	Chief Executive Officer and Director
Ghalia Lahlou	29	Chief Financial Officer
Dr. David L. Wolitzky	80	Director
Hingge Hsu	58	Director
Thomas J. Graham	67	Director

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

Following the merger, Mr. Shaw has assisted several other companies in securing value added capital from institutional investors as well as providing management consulting. Among those, Mr. Shaw was instrumental in securing $12,000,000 from Tudor Investment Corp. for NASDAQ listed flat panel display developer Uni-Pixel Inc. (NASDAQ: UNXL). In addition, Mr. Shaw served as the founding CFO of Los Angeles based Biotech firm Physician Therapeutics LLC (“PTL”) in 2004. Subsequently PTL merged with Targeted Medical Pharma (“TMP”) (OTCQB: TRGM). Mr. Shaw had previously served as the CEO of the Company from August 22, 2012 through February 26, 2014. Throughout his tenure with the Company, Mr. Shaw has been instrumental in completing numerous private placements. Mr. Shaw also served as the Chief Executive Officer and Chief Financial Officer for Breathe eCig Corp. from January 22, 2016 until April 1, 2106 and January 22, 2016 until August 12, 2016, respectively (OTCQB: BVAP).

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

Mr. Graham is also an U.S. Military Veteran, serving in the U.S. Army during the Vietnam War from 1969 to 1971. He was honorably discharged in 1971 with the rank of Sergeant First Class, with twelve months combat service in Vietnam from 1970-1971.

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

Director Compensation

During the fiscal years ended March 31, 2016 and 2015, our independent directors received stock compensation as set forth in the table below.

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

Frank P. Orlowski has served on our Business Advisory Board since April 2016. Mr. Orlowski serves as Senior Director Finance, emerging markets and transition manufacturing sites at a global pharmaceutical company. Mr. Orlowski is responsible for managing all aspects of Emerging Markets Manufacturing Supply Finance. In this global role he develops operational strategies for internal and external pharmaceutical supply chain and sourcing throughout Asia, Africa/Middle East and South America. As a global leader he is highly effective working in a multi-cultural, global organization partnering with senior government officials and business leaders, both inside and outside the Pharma Company and the pharmaceutical industry. He manages a large team across the globe and is responsible for a yearly operating budget of over $900 million. The specific countries which he supports from a manufacturing and business development standpoint include Argentina, Brazil, China (all provinces), Egypt, India, Indonesia, Japan, Korea, Mexico, Morocco, Russia, Singapore, Turkey, Tunisia, Thailand and Venezuela. He has over 20 years’ experience in the pharmaceutical industry in positions of increased responsibility in strategy, finance and operations. Prior to his work in the pharmaceutical industry, he worked at Accenture on various successful strategic consulting engagements in manufacturing. He was responsible for the global integration of several major acquisitions. He was Project Lead for the global rollout of several widely used information systems. He sits on the leadership team of several innovating manufacturing and drug development teams within the Pharma Company alongside senior Company scientists. He sits on the leadership team of several innovating manufacturing and drug development teams within the Pharma Company alongside senior Company scientists. This includes evaluating external business development and licensing opportunities. In 2015, Mr. Orlowski was appointed to the Board of the American Cancer Society and serves on the Executive Board of the National Corporate Theatre Forward. He completed two New York City Marathons and over 20 half marathons. Mr. Orlowski earned a BS in accounting from Providence College and an MBA from NYU Stern School of Business.

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

ITEM 11. EXECUTIVE COMPENSATION.

The table below sets forth, for our last two fiscal years, the compensation earned by our named executive officers.

Name and Principal Position	Year	Salary	Deferred Compensation	Bonus	Stock Awards	Option/ Warrant Awards	All Other Compensation	Total

Dr. Stella M. Sung (1)	2016	$55,500	$-	$-	$4,650	$-	$5,117	$18,650.00
Chief Executive Officer, Interim Chief Financial Officer	2015	$162,000	$-	$-	$119,000	$-	$8,065	$289,065

Seth M. Shaw (2)	2016	$58,500	$-	$-	$170,610	$-	$8,381	$203,110
Former Chief Executive Officer, Chief Financial Officer	2015	$117,750	$-	$-	$219,800	$-	$-	$337,550

Ghalia Lahlou (3)	2016	$61,500	$-	$-	$133,835	$-	$-	$195,335
Chief Financial Officer	2015	$-	$-	$-	$-	$-	$-	$-

(1) On July 9, 2015, Dr. Sung resigned as our chief executive officer and chief financial officer and was replaced by Mr. Shaw as our chief executive officer.

(2) Mr. Shaw was appointed chief executive officer and chief financial officer on July 9, 2015.

(3) Ms. Lahlou was appointed chief financial officer on July 9, 2015.

The general policy of the Board of Directors is that compensation for independent Directors should be a nominal cash fee plus equity-based compensation. We do not pay employee Directors for Board service in addition to their regular employee compensation. The Board of Directors have the primary responsibility for considering and determining the amount of Director compensation.

The following table shows amounts earned by each Director in the fiscal year ended March 31, 2016.

					Change in
					Pension
	Fees				Value and
	Earned			Non-Equity	Nonqualified
	or Paid			Incentive	Deferred
	in	Stock	Warrant	Plan	Compensation	All Other
Director	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total

Dr. David L. Wolitzky	$-	$36,000	$-	$-	$-	$-	$36,000
Hingge Hsu.	$-	$36,000	$-	$-	$-	$-	$36,000
Thomas Graham	$-	$36,000	$-	$-	$-	$-	$36,000

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of September 6, 2016 regarding the beneficial ownership of our common stock by (i) each person or entity who, to our knowledge, beneficially owns more than 5% of our common stock; (ii) each executive officer and named officer; (iii) each director; and (iv) all of our officers and directors as a group. Unless otherwise indicated in the footnotes to the following table, each of the stockholders named in the table has sole voting and investment power with respect to the shares of our common stock beneficially owned. Except as otherwise indicated, the address of each of the stockholders listed below is: c/o 39 Old Ridgebury Road, Danbury, Connecticut 06180.

Name	Number of Shares Beneficially Owned(1)	Percentage of Outstanding Common Stock (1)

Non-employee Directors:
Hingge Hsu, M.D., M.B.A.	9,400,000	0.69%
David L. Wolitzky	9,815,463	0.72%
Thomas J. Graham	9,000,000	0.66%

Named Executive Officers:
Seth M. Shaw, Chief Executive Officer and Director	41,390,000	3.04%
Ghalia Lahlou, Chief Financial Officer	31,125,000	2.28%

All directors and named executive officers as a group (5 persons)	100,730,463	7.39%

* Denotes less than 1%.

(1) Applicable percentage of ownership is based on 1,362,395,933 total shares comprised of our common stock as of September 6, 2016. Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission and means voting or investment power with respect to securities. Shares of our common stock issuable upon the exercise of stock options exercisable currently or within 60 days of September 6, 2016 are deemed outstanding and to be beneficially owned by the person holding such option for purposes of computing such person’s percentage ownership, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Shares of our preferred stock are deemed outstanding and to be beneficially owned by the person holding such shares for purposes of computing such person’s percentage ownership.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table sets forth the fees billed by our principal independent accountants, KBL, LLP for 2016 and 2015, for the categories of services indicated.

	Years Ended March 31,
Category	2016	2015
KBL, LLP
Audit Related Fees	$55,000	$40,000
Tax Fees	-	-
All Other Fees	-	-
Total	$55,000	$40,000

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

/s/ Seth M. Shaw	October 14, 2016
Seth M. Shaw, Principal Executive Officer	Date

/s/ Ghalia Lahlou	October 14, 2016
Ghalia Lahlou, Principal Accounting Officer	Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Seth M. Shaw	October 14, 2016
Seth M. Shaw, Director	Date

/s/ Dr. David L. Wolitzky	October 14, 2016
Dr. David L. Wolitzky, Director	Date

/s/ Thomas J. Graham	October 14, 2016
Thomas J. Graham, Director	Date

