Form 10-Q
period 2016-06-30
TAURIGA SCIENCES, INC.
filed 2016-11-09
CIK 1142790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of November 7, 2016 the registrant had 1,498,395,933 shares of its Common Stock, $0.00001 par value, outstanding.

2

PART I. FINANCIAL STATEMENTS

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TAURIGA SCIENCES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2016	March 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash	$6,254	$-
Investment - available for sale security	438	750
Prepaid expenses and other current assets	625	2,500
Total current assets	7,317	3,250

Property and equipment, net	-	6,914

Total assets	$7,317	$10,164

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Notes payable to individuals and companies	$158,775	$253,775
Notes payable to individuals and companies - related party	-	18,000
Bank overdraft	-	1,272
Accounts payable	291,211	307,384
Accrued interest	82,183	86,812
Accrued expenses	589,383	661,770
Liability for common stock to be issued	562,700	305,500
Derivative liability	782,204	670,577
Total current liabilities	2,466,456	-2,305,090

Stockholders’ deficit:
Common stock, par value $0.00001; 2,500,000,000 shares authorized, 1,341,270,933 and 1,219,820,933 issued and outstanding at June 30, 2016 and March 31, 2016, respectively	13,413	12,199
Additional paid-in capital	50,484,084	49,745,876
Accumulated deficit	(52,716,115)	(51,812,793)
Accumulated other comprehensive loss	(240,521)	(240,208)
Total stockholders’ deficit	(2,459,139)	(2,294,926)

Total liabilities and stockholders’ deficit	$7,317	$10,164

The accompanying notes are an integral part of the condensed consolidated financial statements.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(IN US$)

(Unaudited)

	For the Three Months Ended
	June 30,
	2016	2015
		(Restated)
Continuing Operations:
Revenues	$-	$-
Cost of goods sold	-	-

Gross profit	-	-

Operating expenses
General and administrative	766,810	282,141
Depreciation and amortization expense	6,914	2,334
Total operating expenses	773,724	284,475

Loss from operations	(773,724)	(284,475)

Other income (expense)
Interest expense	(22,233)	(4,801)
Financing expense	-	(258,000)
Derivative expense	-	(96,058)
Gain on settlement	-	265,856
Gain on warrant conversion	-	56,372
Change in derivative liability	(107,365)	63,417

Total other income (expense)	(129,598)	26,786

Net loss from continuing operations	(903,322)	(257,689)

Discontinued Operations:
Gain from discontinued operations	-	6,462

Total discontinued operations	-	6,462

Net loss	(903,322)	(251,227)

Other comprehensive income (loss)
Change in unrealized loss on available for sale security	(313)	(1,938)
Foreign currency translation adjustment	-	(48)
Total other comprehensive loss	(313)	(1,986)

Comprehensive loss	$(903,635)	$(253,213)

Loss per share - basic and dilutted	$(0.00)	$(0.00)

Weighted average number of shares outstanding - basic and dilutted	1,237,862,142	917,668,438

The accompanying notes are an integral part of the condensed consolidated financial statements.

TAURIGA SCIENCES, INC. AND SUBSDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN US$)

(Unaudited)

	For the Three Months Ended
	June 30,
	2016	2015

Cash flows from operating activities
Net loss	$(903,322)	$(251,227)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation	11,823	222,793
OID Interest	4,262	-
Depreciation and amortization	6,914	2,889
Gain on warrant conversion	-	(56,372)
Gain on settlement	-	(265,856)
Common stock issued for services (including stock to be issued)	557,200	-
Derivative expense	-	96,058
Change in derivative liability	107,365	(63,417)
Value of financing costs for share liability	-	154,000
Decrease (increase) in assets
Inventory	-	4,258
Prepaid expenses	1,875	3,512
Increase (decrease) in liabilities
Accounts payable	(16,177)	42,964
Accrued interest	17,973	4,801
Accrued expenses	(72,387)	40,827
Accrued professional fees	-	(62,500)
Cash used in operating activities	(284,474)	(127,270)

Cash flows from investing activities
Cash provided by (used in) investing activities	-	-

Cash flows from financing activities
Proceeds from notes payable	-	115,000
Bank overdraft	(1,272)	-
Proceeds from notes payable-related party	-	18,000
Payment for settlement of financing	-	(230,000)
Proceeds from the sale of common stock (including to be issued)	292,000	-
Proceeds from convertible debentures	-	100,000
Cash provided by financing activities	290,728	3,000

Foreign currency translation effect	-	(48)
Net increase (decrease) in cash	6,254	(124,318)

Cash, beginning of year	-	209,098
Cash, end of year	$6,254	$84,780

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest Paid	$-	$-
Taxes Paid	$-	$-

NON CASH ITEMS
Conversion of notes payable to common stock	$135,600	$-
Conversion of accrued interest to common stock	$22,600	$-
Issuance of common stock for cashless warrant exercise	$-	$-
Note receivable from terminated acquisition	$-	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF OPERATIONS

The unaudited financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The financial statements and notes are presented as permitted on Form 10-Q and do not contain certain information included in the Company’s annual statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the March 31, 2016 Form 10-K filed with the SEC, including the audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

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

On November 25, 2013, the Company executed a definitive agreement to acquire Pilus Energy, LLC (“Pilus”), an Ohio limited liability company and a developer of alternative cleantech energy platforms using proprietary microbial solutions that creates electricity while consuming polluting molecules from wastewater. Pilus is converging digester, fermenter, scrubber, and other proven technologies into a scalable Electrogenic Bioreactor (“EBR”) platform. This technology is the basis of the Pilus Cell™. The EBR harnesses genetically enhanced bacteria, also known as bacterial robots, or BactoBots™, that remediate water, harvest direct current (“DC”) electricity, and produce economically important gases. The EBR accomplishes this through bacterial metabolism, specifically cellular respiration of nearly four hundred carbon and nitrogen molecules. Pilus’ highly metabolic bacteria are non-pathogenic. Because of the mediated biofilm formation, these wastewater-to-value BactoBots resist heavy metal poisoning, swings of pH, and survive in a 4-to-45-degree Celsius temperature range. Additionally, the BactoBots are anaerobically and aerobically active, even with low BOD/COD.

On January 28, 2014, the acquisition was completed. Pilus is a wholly-owned subsidiary of the Company. As a condition of the acquisition, Pilus will get one seat on the board of directors, and the shareholders of Pilus will receive a warrant to purchase 100,000,000 shares of common stock of the Company, which represented a fair market value of approximately $2,000,000. In addition, the Company paid Bacterial Robotics, LLC (“BRLLC”), formerly the parent company of Pilus, $50,000 on signing the memorandum of understanding and $50,000 at the time of closing. The only asset Pilus had on its balance sheet at the time of the acquisition was a patent. The Company determined that the value of the acquisition on January 28, 2014 would be equal to the value of cash paid to Pilus plus the value of the 100,000,000 warrants they issued to acquire Pilus. Through March 31, 2014, the Company amortized the patent over its estimated useful life, then on March 31, 2014, the Company conducted its annual impairment test and determined that the entire unamortized balance should be impaired as the necessary funding to further develop the patent was not available at that time. On July 15, 2016, the Company was notified by its patent attorney, that the maintenance fee is due in the issue of US Patent # 8,354,267. The final deadline to pay the fee to avoid abandonment is January 15, 2017. If the Company does not make this payment it will lose the patent permanently.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF OPERATIONS (CONTINUED)

Going Concern

As indicated in the accompanying condensed consolidated financial statements, the Company has incurred net losses of $903,322 and $251,227 for the three months ended June 30, 2016 and 2015, respectively. Management’s plans include the raising of capital through equity markets to fund future operations and cultivating new license agreements or acquiring ownership in technology companies. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations. Additionally, the Company does not have the financial resources to commercialize the Pilus technology. If it is unable to obtain such resources, it may be forced to sell all or a portion of the Pilus technology to a third-party. In the event this occurs, there is no guaranty the consideration received by the Company would be of material benefit to either the Company and/or its shareholders. Even if the Company does raise sufficient capital to support its operating expenses, acquire new license agreements or ownership interests in medical companies and generate adequate revenues, there can be no assurances that the revenues will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. However, the accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash Equivalents

For purposes of reporting cash flows, cash equivalents include investment instruments purchased with an original maturity of three months or less. At June 30, 2016, the Company had $6,254 cash at any financial institution which exceeded the total FDIC insurance limit of $250,000. The Company had no cash equivalents as of June 30, 2016. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

Inventory

Inventory consists of raw materials, production in progress and finished goods and is stated at the lower of cost or market determined by the first-in, first-out method. The Company sold off all of its segments that had inventory during the year ended March 31, 2016.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

(Unaudited)

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

Research and Development

The Company expenses research and development costs as incurred. Research and development costs were $0 for the months ended June 30, 2016 and 2015, respectively.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2016 and 2015. The respective carrying value of certain financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash, accounts payable and accrued expenses.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Derivative Financial Instruments

Derivatives are recorded on the condensed consolidated balance sheet at fair value. The conversion features of the convertible debentures are embedded derivatives and are separately valued and accounted for on the consolidated balance sheet with changes in fair value recognized during the period of change as a separate component of other income/expense. Fair values for exchange-traded securities and derivatives are based on quoted market prices. The pricing model we use for determining fair value of our derivatives is the Monte Carlo Pricing Model. Valuations derived from this model are subject to ongoing internal and external verification and review. The model uses market-sourced inputs such as interest rates and stock price volatilities. Selection of these inputs involves management’s judgment and may impact net income. During the year ended March 31, 2016, the Company utilized an expected life ranging from 73 days to 365 days based upon the look-back period of its convertible debentures and notes and volatility of 125%. During the year ended March 31, 2015, the Company utilized an expected life ranging from 66 days to 325 days based upon the look-back period of its convertible debentures and notes and volatility in the range of 166% to 196%. As a result of the May 28, 2015, 7% Convertible Redeemable Note with a principal amount of $104,000 with a maturity date of May 28, 2016 (the “Union Note”) which contains an anti-rachet clause for the conversion of this Union Note, the Company recorded a derivative liability in the amount of $200,058 (as a result the entire note was discounted). The also recorded a derivative liability as a result of the July 14, 2015 issuance of a 12% Convertible Redeemable Note with the principal amount of $96,000 issued with an original issue discount of $16,000. The derivative liability recorded on this note was $152,126 (as a result the entire note was discounted.) As a result of the issuance of this note containing more beneficial terms of conversion, the Union Note will now be convertible at the lower of the lesser of (a) sixty percent (60%) multiplied by the lowest closing price as of the date a notice of conversion is given (which represents a discount rate of forty percent (40%)) or (b) one half penny ($0.005). In the three months ended June 30, 2016, the Company recognized a loss on the fair value of the derivative liability in the amount of $107,365 bringing the fair value of the derivative liability to $782,204. In the year ended March 31, 2016, the Company recognized a loss on the fair value of the derivative liability in the amount of $277,700.

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

As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by ASC 740 and concluded that the tax position of the Company does not meet the more-likely-than-not threshold as of June 30, 2016.

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

(Unaudited)

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

(Unaudited)

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

	For the Three Months Ended
	June 30,
	2016	2015

Revenues	$-	$40,746
Cost of goods sold	-	7,942

Gross profit	-	32,804

Operating expenses
General and administrative	-	25,787
Depreciation and amortization expense	-	555
Total operating expenses	-	26,342

Income (Loss) from discontinued operations	$-	6,462

The consolidated statement of operations was restated to reflect the reclassification of the discontinued operations.

There were no assets or liabilities from discontinued operations the three months and year ended June 30, 2016 and March 31, 2016.

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

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 – PROPERTY AND EQUIPMENT

The Company’s property and equipment is as follows:

	June 30, 2016	March 31, 2016	Estimated Life

Computers, office furniture and equipment	$55,942	$55,942	3-5 years
Technical equipment	-	-	5 years
Total	55,942	55,942
Less: accumulated depreciation	(55,942)	(49,028)

Net	$-	$6,914

Depreciation expense for the three months ended June 30, 2016 and the year ended March 31, 2016 was $6,914 and $9,832, respectively.

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

On January 8, 2013, the Company received from ITL, a notice by which ITL purported to terminate the License Agreement dated December 9, 2011 between the Company and ITL (the “ITL Notice”), along with alleged damages. It is the Company’s position that ITL breached the License Agreement by delivering the ITL Notice and, that prior to the ITL Notice, the License Agreement was in full force and, on January 17, 2013 and that the Company had complied in all material respect with the License Agreement therefore the Company believes that there are no damages to ITL. As such, on January 17, 2013, the Company filed a lawsuit against ITL, which included the request for various injunctive relief against ITL for damages stemming from this breach. On February 19, 2013, the Company and ITL entered into a settlement agreement whereby the parties have agreed to the following: (1) the Company submitted a letter to the Court advising the Court that the parties had reached a settlement and that the Company is withdrawing its motion, (2) ITL paid the Company $20,000, (3) ITL issued to the Company, ITL’s share capital equivalent to 9% of the issued and outstanding shares of ITL (3,280,000 shares), (4) the Company changed its name and (5) the settling parties agree that the license agreement is terminated. No value has been assigned to the ITL shares received, as they are deemed to be worthless. The Company, based upon its evaluation of the ITL financial statement, considered its investment in ITL to be impaired as the ITL Company had negative net worth and the funds advanced were being utilized for research, development and testing. During the year ended March 31, 2016, the Company sold the 3,280,000 shares for $125,000 which is recorded in the condensed consolidated statements of operations.

Green Hygienics, Inc.

On May 31, 2013, the Company executed a licensing agreement with GHI (see Note 1). The Licensing Agreement with GHI will enable the Company, on an exclusive basis for North America, to market and sell 100% tree-free, bamboo-based, biodegradable, hospital grade wipes, as well as other similar products to commercial entities including medical facilities, schools, and more. The Company agreed to pay $250,000 for the licensing rights. In addition, the Company issued 4,347,826 shares of its common stock to GHI whereas GHI’s parent company, Green Innovations Ltd. (“GNIN”) has issued the Company 625,000 shares of common stock of GNIN, valued at $250,000. The terms of the Licensing Agreement provide for the equal recognition of profits between the Company and GHI on the sales by the Company.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 – INTANGIBLE ASSETS (CONTINUED)

Green Hygienics, Inc. (Continued)

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

Breathe Ecig Corp

On March 31, 2015, the Company entered into a license agreement with Breathe Ecig Corp. (which has subsequently changed its name of White Fox Ventures, Inc.) (“Breathe”) whereby the Company issued 10,869,565 shares of its common stock, valued at $100,000, to Breathe for certain licensing rights, as defined in the agreement. Amortization of the license fee will commence on April 1, 2015 over the two-year term of the agreement (See Note 11). As Breathe is worthless as of the date of this report, the Company has written off the entire $100,000 value as of March 31, 2015.

License agreements consist of the cost of license fees with Breathe Ecig Corp. ($100,000), Green Hygienics, Inc. ($250,000) and Bacterial Robotics, LLC ($1,189,851) at March 31, 2016 and March 31, 2015. All licenses were fully impaired as of March 31, 2016. An analysis of the cost is as follows:

	March 31, 2016	Estimated Life

Licensing fee	$1,539,851	2-5 years
Less: accumulated amortization	83,863
	1,455,988
Net impairment	(1,455,988)
Balance	$—

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The cost of the patent and related amortization at June 30, 2016 and March 31, 2016 is as follows:

	Fair Value	Estimated Life

Cash advanced on signing the memorandum of understanding and closing agreement	$100,000	16.5 years
Fair value of the warrant for 100,000,000 shares of the Company’s common stock	1,710,000
Total	1,810,000
Less amortization in the year ended March 31, 2015	18,540
Net value at March 31, 2015 prior to impairment	$1,791,460
Impairment in the year ended March 31, 2015	1,791,460
Net value for the three months and year ended June 30, 2016 and March 31, 2016	—

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

As of March 31, 2015, the value of the derivative liability associated with the convertible notes was $90,000 associated with the Class B warrants issued to Hanover Holdings I, LLC, as the warrants had been converted into shares of common stock during the three months ended June 30, 2015. As a result of the Union Note which contains an anti-rachet clause, the Company recorded a derivative liability in the amount of $200,058 (as a result the entire note was discounted). In the three months ended June 30, 2016, the Company recognized a loss on the fair value of the derivative liability in the amount of $107,365 bringing the fair value of the derivative liability to $782,204. In the year ended March 31, 2016, the Company recognized a loss on the fair value of the derivative liability in the amount of $277,700.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7 – CONVERTIBLE NOTES AND NOTES PAYABLE

Union Capital, LLC

On May 28, 2015 the Company entered into a Securities Purchase Agreement (the “Union Purchase Agreement”) with Union Capital, LLC (“Union”) for the purchase of a 7% Convertible Redeemable Note in the principal amount of $104,000 with a maturity date of May 28, 2016 (the “Union Note”). The Company received gross proceeds of $100,000 under the Union Note. The Company granted Union 12,500,000 shares of Company common stock for a commitment fee in consideration of the Union Note. Pursuant to the terms of the Union Note, at any time Union may convert any principal and interest due to it at a 20% discount to the lowest closing bid price of Company common stock for the five trading days prior to the conversion notice. Additionally, the discount will be adjusted on a ratchet basis in the event the Company offers a more favorable discount rate or look-back period to a third party during the term of the Union Note. Union will not be allowed to convert into shares of common stock that would result in it beneficially owning more than 9.99% of the Company’s issued and outstanding common stock. The Company may prepay the amounts under the Union Note as follows: (i) if prepaid within ninety days, the Company must pay a 15% premium on all principal and interest outstanding and (ii) if prepaid after ninety days but before the one hundred and eighty-one day, the Company must pay a 30% premium on all principal and interest outstanding. The Company intends to use its best efforts to repay the Union Note within the first ninety days. The Company agreed to reserve 33,000,000 shares of its common stock to satisfy its obligations under the Union Note. This reserve will be increased to three times the number of shares of common stock upon the approval of the Company’s stockholders of an increase in the number of authorized shares of common stock. The Company agreed to call a special meeting solely for such purpose with fifteen days of the Union Note. The $104,000 remains outstanding at June 30, 2016 (reflected as a derivative liability), and the $4,000 discount was expensed in the three months ended June 30, 2015.

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

Due to the breach under common stock delisting from market the outstanding principal due under this note shall be increased by 50%. The new principal balance of the note increased to $156,000 with current accrued interest of $36,859.

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

(Unaudited)

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

Due to the breach under common stock delisting from market the outstanding principal due under this note shall be increased by 18%. The new principal balance of the note increased to $113,280 with current accrued interest of $19,585.

Convertible Notes Payable to Individuals

The Company at June 30, 2016 and March 31, 2016 had $158,775 and $253,775 ($18,000 of which is to a related party), respectively of notes payable to individuals. The notes are convertible into common stock of the Company at $0.025 per share. The interest rates range between 3% and 8% per annum and the notes are unsecured. During the three months ended June 30, 2016, the Company issued 33,900,000 shares of common stock at a value $135,600 ($0.004 per share) to convert notes payable in the amount $113,000 (including a related party note in the amount of $18,000) plus a 20% conversion premium which was recorded as interest expense in the amount $22,600, and converted into shares of common stock. During the year ended March 31, 2016 no notes were converted to common stock.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7 – CONVERTIBLE NOTES AND NOTES PAYABLE (CONTINUED)

On June 1, 2015, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with various accredited investors for the sale of certain debentures with aggregate gross proceeds to the Company of $133,000. Pursuant to the terms of the agreement, the investors were granted 13,300,000 shares of Company common stock for a commitment fee. These shares were issued on June 15, 2016. Additionally, the Company was required to repay the amounts raised under the Purchase Agreement prior to December 1, 2015 except as described below. The Purchase Agreement provides the Company with the following prepayment options: (i) if prepaid prior to August 31, 2015, the Company must pay each investor the amount invested plus a 10% premium and (ii) if prepaid after August 31, 2015 but prior to December 1, 2015, the Company must pay each investor the amount invested plus a 20% premium. In the event the Company has not repaid the amounts as described above, on December 1, 2015 the Company has the option to convert all amounts raised under the Purchase Agreements into shares of common stock based on a 20% discount to the Company’s VWAP (as defined in the Purchase Agreement) for the three Trading Days (as defined in the Purchase Agreement) prior to December 1, 2015, which the Company has done. Excluding the 13,300,000 commitment shares, in May 2016 the Company agreed to issue 33,900,000 shares of its common stock, which were issued on June 15, 2016 to settle all obligations under these Purchase Agreements.

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

The balance of this $180,000 or the other $90,000 was to be wired directly to a Japanese based consumer product firm called Eishin, Inc., but there was never any documentation provided to support this $90,000. The Company is in dispute with the noteholder, and has not recorded this liability as of June 30, 2016. If the proper documentation is provided to the Company, they will record the liability at that time.

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

Interest expense for the three months ended June 30, 2016 was $22,233 compared to the same period in the prior year of $4,801, respectively. Accrued interest at June 30, 2016 and March 31, 2016 was $82,183 and $86,812, respectively.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8 – RELATED PARTIES

On May 27, 2015, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with Lawrence May Enterprises, an accredited investor for the sale of a debentures with aggregate gross proceeds to the Company of $18,000. Pursuant to the terms of the agreement, the investor was granted 1,800,000 shares of Company common stock as a commitment fee. These shares were issued on June 15, 2016. Additionally, the Company was required to repay the amounts raised under the Purchase Agreement prior to December 1, 2015 except as described below. The Purchase Agreement provides the Company with the following prepayment options: (i) if prepaid prior to August 31, 2015, the Company must pay each investor the amount invested plus a 10% premium and (ii) if prepaid after August 31, 2015 but prior to December 1, 2015, the Company must pay each investor the amount invested plus a 20% premium. In the event the Company has not repaid the amounts as described above, on December 1, 2015 the Company has the option to convert all amounts raised under the Purchase Agreements into shares of common stock based on a 20% discount to the Company’s VWAP (as defined in the Purchase Agreement) for the three Trading Days (as defined in the Purchase Agreement) prior to December 1, 2015, which the Company has done.

NOTE 9 – STOCKHOLDERS’ DEFICIT

Common Stock

The Company is authorized to issue 2,500,000,000 shares of its common stock. Effective June 30, 2016, 1,341,270,933 shares of common stock are outstanding.

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

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9 – STOCKHOLDERS’ DEFICIT (CONTINUED)

Common Stock (Continued)

During the year ended March 31, 2016, the Company issued 4,000,000 shares of common stock along with $8,000 in cash to settle a liability of a consultant who provided services for the Company from August 2013 through October 2013. The stock was valued at $0.002 per share, totaling $8,000.

Fiscal Year 2017

During the three months ended June 30, 2016, the Company issued 33,900,000 shares of common stock at a value $135,600 ($0.004 per share) to convert notes payable in the amount $113,000 (including a related party note in the amount of $18,000) plus a 20% conversion premium which was recorded as interest expense in the amount $22,600. During the year ended March 31, 2016 no notes were converted to common stock.

During the three months ended June 30, 2016, the Company issued 27,250,000 shares of common stock ($0.004 per share) for proceeds of $109,000. $5,000 of the proceeds were received in the prior period and were reflected in share liability.

During the three months ended June 30, 2016, the Company issued 49,000,000 shares of common stock for services rendered valued at $370,000 ($0.002 to $0.005 per share.)

During the three months ended June 30, 2016, the Company issued 11,300,000 shares of common stock for commitment shares to individual note holders (See Note 7) at a value of $113,000 ($0.01 per share) reflected in Share liability at March 31, 2016.

The Company also received proceeds in the amount of $188,000 for the sale of 47,000,000 shares of common stock that the Company issued in the third fiscal quarter of 2017. Funds received are classified as a liability to issue shares on the Company’s condensed consolidated balance sheet.

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

(Unaudited)

NOTE 9 – STOCKHOLDERS’ DEFICIT (CONTINUED)

Warrants for Common Stock

The following table summarizes warrant activity for the three months ended June 30, 2016 and the year ended March 31, 2016:

			Weighted
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding at March 31, 2015	106,941,932	$0.02	4.49 Years	$10,050,000

Granted	-	-
Expired	-	-
Exercised	(29,188,403)	(0.01)
Canceled	-	-

Outstanding at March 31, 2016	77,303,529	$0.02	4.49 Years	$10,050,000

Granted	29,950,000	0.01	2.87 Years	-
Expired	-	-
Exercised	-	-
Canceled	-	-

Outstanding and exercisable at June 30, 2016	107,253.529	$0.017	4.11 Years	$-

The warrants were valued utilizing the following assumptions employing the Black-Scholes Pricing Model:

	Three Months Ended June 30, 2016	Year Ended March 31, 2015

Volatility	n/a	179%
Risk-free rate	n/a	0.39%
Dividend	—	—
Expected life of warrants	n/a	1.89 Years

For the three months ended June 30, 2016, the Company entered into Stock Purchase agreements (“SPA’s”) with 20 qualified investors, subsequently issuing 74,250,000 shares of common stock. In accordance with terms of the SPA’s, each investor was awarded 1 Noncashless Warrant (with a term of 36 months) for every 2.5 shares of stock purchased. The strike price of these warrants is 1 cent per share. The total warrants of 29,950,000 are classified as additional paid in capital. The warrants are classified as equity as they contain no provisions that would enable liability classification.

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

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9 – STOCKHOLDERS’ DEFICIT (CONTINUED)

The following table summarizes option activity for the three months and year ended June 30, 2016 and March 31, 2016:

Weighted
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding at March 31, 2015	10,000,000	$0.10	6.85 Years	$—

Granted	—	—
Expired	—	—
Exercised	—	—

Outstanding at March 31, 2016	10,000,000	$0.10	5.84 Years	$—

Granted	—	—
Expired	—	—
Exercised	—	—

Outstanding and exercisable at June 30, 2016	10,000,000	$0.10	5.59 Years	$—

Stock-based compensation for the three months ended June 30, 2016 and 2015 was $11,823 and $874.065, respectively.

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

Deferred tax assets consist of the following:

	June 30, 2016	March 31, 2016
Net operating losses	$5,460,000	$5,180,000
Impairment of assets	2,490,000	2,490,000
Valuation allowance	(7,950,000)	(7,670,000)
	$-	$-

At June 30, 2016, the Company had a U.S. net operating loss carryforward in the approximate amount of $22 million available to offset future taxable income through 2036. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods. The Company also has a Canadian carry forward loss which approximates $700,000 and is available to offset future taxable income through 2035. The valuation allowance increased by $300,000 and $580,000 in the three months ended June 30, 2016 and the year ended March 31, 2016, respectively.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 10 – PROVISION FOR INCOME TAXES (CONTINUED)

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and the federal statutory rate for the three months ended June 30, 2016 and 2015 is summarized as follows:

	2016	2015
Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefits	(3.3)	(3.3)
Foreign tax	(0.3)	(0.3)
Valuation allowance	37.6	37.6
	0%	0%

NOTE 11 – INVESTMENTS - AVAILABLE FOR SALE SECURITIES

The Company’s investments in Green Innovations, Ltd and Breathe Ecig Corp. are included within Current Assets as they are expected to be realized in cash within one year. The investments are recorded at fair valve with unrealized gains and losses, net of applicable taxes, in Other Comprehensive Income. The Company’s investment in Green Innovations, Ltd has a cost of $250,000, unrealized loss of $249,562 and a fair value of $438 at June 30, 2016. At March 31, 2016, the unrealized loss was $249,250 and the fair value was $750, respectively. The investment in Breathe Ecig Corp has been written off as of December 31, 2015 as there is no value in that company.

NOTE 12 – CURRENT LITIGATION

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

Subsequent to the filing of the lawsuit, the Company was notified that the lawsuit was temporarily suspended so that the Company and Cowan can attempt to mediate this case based on the engagement letters between the parties. On December 30, 2015, the Company was notified that Daniel F. Kolb was appointed as the mediator.

Mediation commenced on February 3, 2016. During these efforts, the Company had been offered settlement amounts, but none that have been satisfactory.

On March 22, 2016 the Company decided that its good faith efforts to settle its ongoing litigation with Cowan Gunteski & Co. P.A. have proven unsuccessful. Therefore, the Board of Directors of the Company unanimously agreed to proceed forward with the litigation. The Company is continuing to seek the assistance of independent experts, to help ascribe dollar amounts for certain damages suffered by the Company (“provable damages”). At this point in time, the Company has realized out of pocket cash losses and liabilities (inclusive of liquidated damages) that exceed $850,000. Additional potential damages include but are not limited to: inability to properly maintain Pilus Energy’s Intellectual Property (“Pilus IP”), the July 31, 2015 delisting of the Company shares from OTCQB to Pink Sheets, loss of market capitalization (“market cap”), loss of trading liquidity (“trading volume”), and loss of substantial business opportunities. In aggregate the Company intends to seek monetary award(s), during trial, in excess of $4,000,000. That figure is expected to continually increase as additional time lapses.

On September 29, 2016, the judge presiding over the case approved the ruled on the two outstanding motions filed on June 13, 2016. The motion to transfer the case to United States District Court for the District of New Jersey was approved, however the judge denied the defendants’ motion to dismiss the lawsuit. Depositions have commenced in this case.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 13 – FAIR VALUE MEASUREMENTS

The following summarizes the company’s financial assets and liabilities that are measured at fair value on a recurring basis at June 30, 2016 and March 31, 2016

	June 30, 2016
	Level 1	Level 2		Level 3	Total
Assets
Investment-available-for-sale security	$438		$-	$-	$438

Liabilities
Derivative liabilities	$-	$		$782,204	$782,204

	March 31, 2016
	Level 1	Level 2		Level 3	Total
Assets
Investment-available-for-sale security	$750		$-	$-	$750

Liabilities
Derivative liabilities	$-	$		$670,577	$670,577

The estimated fair values of the Company’s derivative liabilities are as follows:

	Convertible	Derivative
	Notes	Liability	Total
Liabilities Measured at Fair Value

Balance as of March 31, 2015	$-	$90,000	$90,000

Revaluation (gain) loss	-	670,577	670,577

Issuances, net	-	(90,000)	(90,000)

Balance as of March 31, 2016	$-	$670,577	$670,577

Revaluation (gain) loss	-	111,627	111,627

Issuances, net	-	-	-

Ending balance as of June 30, 2016	$-	$782,204	$782,204

NOTE 14 – SUBSEQUENT EVENTS

Common Stock Issuances

Subsequent to June 30, 2016, the Company issued additional shares of common stock as follows: (i) 40,000,000 shares to consultants and board members (ii) 10,000,000 shares issued as commitment shares to the holder of a convertible note (iii) 44,000,000 shares to the holder of a convertible note and (iv) 63,125,000 shares issues via private placement.

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

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 14– SUBSEQUENT EVENTS (CONTINUED)

Lawsuit Filed Against Cowan Gunteski & Co. PA (Continued)

The Company in its lawsuit seeks damages against Cowan Gunteski (and its malpractice insurance policy) exceeding $4,000,000. There is no guarantee that the Company will be successful in this lawsuit.

Subsequent to the filing of the lawsuit, the Company was notified that the lawsuit was temporarily suspended so that the Company and Cowan can attempt to mediate this case based on the engagement letters between the parties. On December 30, 2015, the Company was notified that Daniel F. Kolb was appointed as the mediator.

Mediation commenced on February 3, 2016. During these efforts, the Company had been offered settlement amounts, but none that have been satisfactory.

On March 22, 2016 the Company decided that its good faith efforts to settle its ongoing litigation with Cowan Gunteski & Co. P.A. have proven unsuccessful. Therefore, the Board of Directors of the Company unanimously agreed to proceed forward with the litigation. The Company is continuing to seek the assistance of independent experts, to help ascribe dollar amounts for certain damages suffered by the Company (“provable damages”). At this point in time, the Company has realized out of pocket cash losses and liabilities (inclusive of liquidated damages) that exceed $850,000. Additional potential damages include but are not limited to: inability to properly maintain Pilus Energy’s Intellectual Property (“Pilus IP”), the July 31, 2015 delisting of the Company shares from OTCQB to Pink Sheets, loss of market capitalization (“market cap”), loss of trading liquidity (“trading volume”), and loss of substantial business opportunities. In aggregate the Company intends to seek monetary award(s), during trial, in excess of $4,000,000. That figure is expected to continually increase as additional time lapses.

On September 29, 2016, the judge presiding over the case approved the ruled on the two outstanding motions filed on June 13, 2016. The motion to transfer the case to United States District Court for the District of New Jersey was approved, however the judge denied the defendants’ motion to dismiss the lawsuit. Depositions have commenced in this case.

Convertible Notes Payable

Group 10 Holdings LLC – Note dated November 7, 2016

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

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 14– SUBSEQUENT EVENTS (CONTINUED)

Convertible Notes Payable (Continued)

Group 10 Holdings LLC – Note dated November 7, 2016 (Continued)

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

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 14– SUBSEQUENT EVENTS (CONTINUED)

Convertible Notes Payable (Continued)

Group 10 Holdings LLC – Note dated November 7, 2016 (Continued)

On November 7, 2016, the Company entered into a $45,000 convertible debenture with OID in the amount of $7,000 with Group 10 Holdings LLC. Along with this note, 8,000,000 commitment shares must be issued to the holder within 15 days or an event of default will have occurred, earned in full upon purchase of the debenture. This debenture bears 12% interest per annum with a default interest rate of the lesser of 18% or the or the maximum rate permitted under applicable law, effective as of the issuance date of this debenture (“default interest rate”.) If any event of default occurs, the outstanding principal amount of this debenture, plus accrued but unpaid interest, liquidated damages and other amounts owing in respect thereof through the date of acceleration, shall become, at holder’s election, immediately due and payable in cash in the sum of (a) one hundred eighteen percent (118%) of the outstanding principal amount of this debenture plus one hundred percent (100%) of accrued and unpaid interest thereon and (b) all other amounts, costs, expenses and liquidated damages due in respect of this debenture (“mandatory default amount”). After the occurrence of any event of default, the interest rate on this debenture shall accrue at an interest rate equal the default interest rate.

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

The holder shall have the right, but not the obligation, at any time after the issuance date and until the maturity date, or thereafter during an event of default, to convert all or any portion of the outstanding principal amount, accrued interest and fees due and payable thereon into fully paid and non-assessable shares of common stock of borrower at the conversion price, (the “conversion shares”) which shall mean the lesser of (a) sixty percent (60%) multiplied by the lowest closing price during the thirty-five (35) trading days prior to the notice of conversion is given (which represents a discount rate of forty percent (40%)) or (b) one-half of a penny ($0.003.)

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

Further, as part of the terms of this note the Company agrees that it will not incur further indebtedness other than (a) lease obligations and purchase money indebtedness of up to one hundred thousand dollars, in the aggregate, incurred in connection with the acquisition of capital assets and lease obligations with respect to newly acquired or leased assets, (c) indebtedness that (i) is expressly subordinate to this debenture pursuant to a written subordination agreement with holder that is acceptable to holder in its sole and absolute discretion and (ii) matures at a date sixty (60) days later than the maturity date, (d) trade payables and other accounts payable of borrower incurred in the ordinary course of business in accordance with GAAP and not evidenced by a promissory note or other security, and (e) indebtedness existing on the date hereof and set forth on the Balance Sheet dated March 31, 2016, provided that (x) the terms of such indebtedness are not changed from the terms in effect as of the most recent balance sheet date, and (y) any such indebtedness which is for borrowed money is not due and payable until after August 3, 2017.

See Exhibit 4.1 to this Quarterly Report on Form 10-Q for a complete description of the Convertible Debenture described above.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Business Overview and Management’s Discussion and Analysis of Financial Condition and Results of Operations describes the principal factors affecting the results of operations, liquidity and capital resources and critical accounting estimates. This discussion should be read in conjunction with the accompanying quarterly unaudited Condensed Consolidated Financial Statements contained in this Form 10-Q and our Annual Report on Form 10-K, for the year ended March 31, 2016 (“Annual Report”). Our Annual Report includes additional information about our significant accounting policies, practices and the transactions that underlie our financial results, as well as a detailed discussion of the most significant risks and uncertainties associated with our financial and operating results.

Business Overview

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

On November 25, 2013, the Company entered a definitive agreement to acquire Cincinnati, Ohio based Pilus Energy LLC (“Pilus Energy”), a developer of alternative cleantech energy platforms using proprietary microbial solutions that creates electricity while consuming polluting molecules from wastewater. Upon consummation of the proposed transaction, which has been unanimously ratified by Tauriga’s board of directors, Pilus Energy will become a wholly-owned subsidiary of Tauriga. In addition, certain advisors of Pilus Energy will be incorporated into the existing management team of Tauriga and will report directly to the Company’s Chief Executive Officer. A total of $100,000 was paid by Tauriga to Bacterial Robotics in connection with the execution of this November 2013 definitive agreement for the acquisition of Pilus Energy.

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

Pilus Energy utilizes a proprietary clean technology to convert industrial customer “wastewater” into value. This wastewater-to-value (“WTV”) proposition provides customers with substantial revenue-generating and cost-saving opportunities. Pilus Energy is converging digester, fermenter, scrubber, and other proven legacy technologies into a single scalable Electrogenic Bioreactor (“EBR”) platform. This transformative microbial fuel cell technology is the basis of the Pilus Cell(TM). The EBR harnesses genetically enhanced bacteria, also known as bacterial robots, or BactoBots(TM), that remediate water, harvest direct current (DC) electricity, and produce economically important gases and chemicals. The EBR accomplishes this through bacterial metabolism, specifically cellular respiration of nearly four hundred carbon and nitrogen molecules typically called pollutants in wastewater. Pilus Energy’s highly metabolic bacteria are non-pathogenic. Because of the mediated biofilm formation, these wastewater-to-value BactoBots(TM) resist heavy metal poisoning, swings of pH, and survive in a 4-to-45-degree Celsius temperature range. Additionally, the BactoBots(TM) are anaerobically and aerobically active, even with low biological oxygen demand (“BOD”) and chemical oxygen demand (“COD”). Currently, the Company does not have the financial resources to commercialize the Pilus technology.  If it is unable to obtain such resources, it may be forced to sell all or a portion of the Pilus technology to a third-party. In the event this occurs, there is no guaranty the consideration received by the Company would be of material benefit to either the Company and/or its shareholders.

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

RESULTS OF OPERATIONS

Three and months ended June 30, 2016 compared to the three months ended June 30, 2015

Revenue. The Company was currently developing its business and as a result it had not developed a material or consistent pattern of revenue generation. In addition, and as discussed further below, the business was disposed of in August 2015. For the three months ended June 30, 2016, the Company did not generate any revenue compared to $40,476 revenue for the three months ended June 30, 2015.

The revenue was generated from the Company’s natural wellness cannabis compliment line launched in August of 2014. The Company disposed of operations on August 7, 2015. There is no guaranty that a new line of business will result in material revenue production.

Cost of Goods Sold. The Company’s cost of goods sold for the three months ended June 30, 2016 was $0, which resulted no gross profit for that period compared to cost of goods sold of $7,492 and a gross margin of $32,804 or 80.5% for the three months ended June 30, 2015. The difference was due to the disposition of operations in the second fiscal quarter of 2016.

General and Administrative Expenses. For the three months ended June 30, 2016, general and administrative expenses were $766,810 compared to $282,141 for the same period in the prior fiscal year. This increase was primarily due to stock issued for services rendered under consulting agreements in the amount of $557,200.

Other Income (Expense). For the three months ended June 30, 2016, other expense was $129,598 compared to other income $26,786 for the same period in the prior fiscal year. This largest item in the three months ended June 30, 2016 was change in derivative liability resulting an expense of $107,365.

Net Loss. For the three months ended June 30, 2016, the Company generated net loss of $903,322 compared to $251,227 for the same period in the prior fiscal year. The increased loss was primarily due to stock issued for services rendered under consulting agreements in the amount of $557,200.

Liquidity and Capital Resources

We continue to fund our operations through private placement offerings and other financings.

During the three months ended June 30, 2016, the Company sold 27,250,000 shares of common stock raising $292,000. The shares were issued by the Company in the first and third fiscal quarters of 2017.

At June 30, 2016, we had $6,254 of cash or cash equivalents as compared to $0 at March 31, 2016.

Cash Flows

Net cash used in operating activities amounted to $284,474 and $127,270 for the three months ended June 30, 2016 and 2015, respectively.

During the three months ended June 30, 2016 and 2015, we used no cash in investing activities.

During the three months ended June 30, 2016, we had $290,728 cash provided by financing activities compared to $3,000 provided in the same period in the prior fiscal year, primarily as a result of shares issued for cash in 2016 of $292,000. In 2015, the Company received proceeds of $133,000 in notes payable from individuals and companies (of which $18,000 was from a related party) and $100,000 from a convertible debenture, offset by a payment of $230,000 to settle an agreement with another financing institution.

We do not believe that our cash on hand at June 30, 2016 will be sufficient to fund our current working capital requirements as we try to develop a new business line. We will continue to seek additional equity financing. However, there is no assurance that we will be successful in our equity private placements or if we are that the terms will be beneficial to our shareholders.

Going Concern Qualifications

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had no revenue and net losses of $903,322 for the three months ended June 30, 2016 compared to sales of $40,746 and net loss of $251,227 for the three months ended June 30, 2015. The Company had an accumulated deficit of $52,716,115 and there are existing uncertain conditions which the Company faces relative to its obtaining financing and capital in the equity markets. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company is highly dependent on its ability to continue to obtain investment capital from future funding opportunities to fund the current and planned operating levels. The unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to bring in income generating activities and its ability to continue receiving investment capital from future funding opportunities. No assurance can be given that the Company will be successful in these efforts.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are not effective as of such date. The Chief Executive Officer and Chief Financial Officer have determined that the Company continues to have the following deficiencies which represent a material weakness:

1.	The Company does not have an Audit Committee;

2.	Lack of in-house personnel with the technical knowledge to identify and address some of the reporting accounting issues surrounding certain complex or non-routine transactions. With material, complex and non-routine transactions, management has and will continue to seek guidance from third-party experts and/or consultants to gain a thorough understanding of these transactions;

3.	Insufficient personnel resources within the accounting function to segregate the duties over financial transaction processing and reporting; and

4.	Insufficient written policies and procedures over accounting transaction processing and period end financial disclosure and reporting processes.

To remediate our internal control weaknesses, management would need to implement the following measures:

●	The Company would need to add sufficient number of independent directors to the board and will form an Audit Committee with a qualified person to chair the committee.

●	The Company has hired a chief financial officer, but would need to add sufficient accounting personnel to properly segregate duties and to effect a timely, accurate preparation of the financial statements.

●	The Company would need to staff technically proficient at applying U.S. GAAP to financial transactions and reporting.

●	Upon the hiring of additional accounting personnel, the Company would develop and maintain adequate written accounting policies and procedures.

Currently, management does not have the resources nor will it in the near to mid-term future to accomplish these goals.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of November 3, 2016, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations except as set forth below:

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

Subsequent to the filing of the lawsuit, the Company was notified that the lawsuit was temporarily suspended so that the Company and Cowan can attempt to mediate this case based on the engagement letters between the parties. On December 30, 2015, the Company was notified that Daniel F. Kolb was appointed as the mediator.

Mediation commenced on February 3, 2016. During these efforts, the Company had been offered settlement amounts, but none that have been satisfactory.

On March 22, 2016 the Company decided that its good faith efforts to settle its ongoing litigation with Cowan Gunteski & Co. P.A. have proven unsuccessful. Therefore, the Board of Directors of the Company unanimously agreed to proceed forward with the litigation. The Company is continuing to seek the assistance of independent experts, to help ascribe dollar amounts for certain damages suffered by the Company (“provable damages”). At this point in time, the Company has realized out of pocket cash losses and liabilities (inclusive of liquidated damages) that exceed $850,000. Additional potential damages include but are not limited to: inability to properly maintain Pilus Energy’s Intellectual Property (“Pilus IP”), the July 31, 2015 delisting of the Company shares from OTCQB to Pink Sheets, loss of market capitalization (“market cap”), loss of trading liquidity (“trading volume”), and loss of substantial business opportunities. In aggregate the Company intends to seek monetary award(s), during trial, in excess of $4,000,000. That figure is expected to continually increase as additional time lapses.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

For the three months ended June 30, 2016, the Company issued 33,900,000 shares of common stock at a value $135,600 ($0.004 per share) to convert notes payable in the amount $113,000 (including a related party note in the amount of $18,000) plus a 20% conversion premium which was recorded as interest expense in the amount $22,600. During the year ended March 31, 2016 no notes were converted to common stock.

For the three months ended June 30, 2016, the Company issued 27,250,000 shares of common stock ($0.004 per share) for proceeds of $109,000. $5,000 of the proceeds were received in the prior period and were reflected in share liability. The Company also received proceeds in the amount of $188,000 for the sale of 47,000,000 shares of common stock that the Company issued in the third fiscal quarter of 2017.

For the three months ended June 30, 2016, the Company issued 49,000,000 shares of common stock for services rendered valued at $370,000 ($0.002 to $0.005 per share.)

For the three months ended June 30, 2016, the Company issued 11,300,000 shares of common stock for commitment shares to individual note holders (See Note 7) at a value of $113,000 ($0.01 per share) reflected in Share liability at March 31, 2016.

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

Also, as of this report date, the Company was in default of an 11.5% debt facility with Alternative Strategy Partners PTE Ltd. (“ASP”) dated September 23, 2015 of a non-convertible note with a balance of $90,000, for the failure to make timely payment as per agreed on December 23, 2015. As a result of the default this note, this note bears an 18% interest rate. The Company has not received any default notices from ASP as of October 31, 2016. Additionally, the Company is currently in negotiations to settle all remaining obligations due to ASP under this $90,000 face value debenture.

The Company’s default is result of the July 15, 2015 filing failure which resulted in the delisting from the OTCQB Exchange resulting for failure to timely file the its annual report with the Securities and Exchange Commission (“SEC”) violating Regulation SX, Rule 2-01 as a direct result of the Company not being able to obtain properly audited financial statements.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS.

4.1	$45,000 Convertible Debenture issued by Tauriga Sciences, Inc. to Group 10 Holdings LLC on November 7, 2016.

31.1	Certification of Chief Executive Officer of Tauriga Sciences, Inc. Required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Accounting Officer of Tauriga Sciences, Inc. Required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer of Tauriga Sciences, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63

32.2	Certification of Principal Accounting Officer of Tauriga Sciences, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63

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

TAURIGA SCIENCES, INC. (Registrant)

Date: November 9, 2016	By:	/s/ Seth M. Shaw
Seth M. Shaw
Principal Executive Officer

	By:	/s/ Ghalia Lahlou
Ghalia Lahlou
Principal Accounting Officer

