Form 10-Q
period 2016-09-30
TAURIGA SCIENCES, INC.
filed 2016-12-05
CIK 1142790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 30, 2016, the registrant had 1,559,280,548 shares of its Common Stock, $0.00001 par value, outstanding.

2

PART I. FINANCIAL STATEMENTS

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TAURIGA SCIENCES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN US$)

	September 30, 2016	March 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash	$-	$-
Investment - available for sale security	438	750
Prepaid expenses and other current assets	-	2,500
Total current assets	438	3,250

Property and equipment, net	-	6,914

Total assets	$438	$10,164

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Notes payable to individuals and companies	$158,775	$253,775
Notes payable to individuals and companies - related party	-	18,000
Bank overdraft	142	1,272
Accounts payable	273,405	307,384
Accrued interest	123,867	86,812
Accrued expenses	621,383	661,770
Liability for common stock to be issued	805,250	305,500
Derivative liability	978,432	670,577
Total current liabilities	2,961,254	2,305,090

Stockholders’ deficit:
Common stock, par value $0.00001; 2,500,000,000 shares authorized, 1,349,895,933 and 1,219,820,933 issued and outstanding at September 30, 2016 and March 31, 2016, respectively	13,500	12,199
Additional paid-in capital	50,527,498	49,745,876
Accumulated deficit	(53,261,293)	(51,812,793)
Accumulated other comprehensive loss	(240,521)	(240,208)
Total stockholders’ deficit	(2,960,816)	(2,294,926)

Total liabilities and stockholders’ deficit	$438	$10,164

The accompanying notes are an integral part of the condensed consolidated financial statements.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(IN US$)

(Unaudited)

	For the Three Months ended		For the Six Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Continuing Operations:
Revenues	$-	$-	$-	$-
Cost of goods sold	-	-	-	-

Gross profit	-	-	-	-

Operating expenses
General and administrative	311,265	491,787	1,078,075	773,375
Depreciation and amortization expense	-	2,580	6,914	5,469
Total operating expenses	311,265	494,367	1,084,989	778,844

Loss from operations	(311,265)	(494,367)	(1,084,989)	(778,844)

Other income (expense)
Interest expense	(79,220)	(18,406)	(101,453)	(23,207)
Financing expense	-	(66,000)	-	(324,000)
Derivative expense	(8,871)	(57,326)	(8,871)	(153,384)
Gain on settlement	-	-	-	265,856
Gain on sale of investment	-	125,000	-	125,000
Gain on warrant conversion	-	-	-	56,372
Change in derivative liability	(145,822)	(1,268,813)	(253,187)	(1,205,396)

Total other income (expense)	(233,913)	(1,285,545)	(363,511)	(1,258,759)

Net loss from continuing operations	(545,178)	(1,779,912)	(1,448,500)	(2,037,603)

Discontinued Operations:
Gain from discontinued operations	-	2,535	-	8,997
Loss from disposal of discontinued operation	-	(104,957)	-	(104,957)

Total discontinued operations	-	(102,422)	-	(95,960)

Net loss	(545,178)	(1,882,334)	(1,448,500)	(2,133,563)

Other comprehensive income (loss)
Change in unrealized loss on available for sale security	-	(1,125)	(313)	(3,063)
Foreign currency translation adjustment	-	(523)	-	(571)
Total other comprehensive loss	-	(1,648)	(313)	(3,634)

Comprehensive loss	$(545,178)	$(1,883,982)	$(1,448,813)	$(2,137,197)

Loss per share - basic and dilutted	$(0.02)	$(0.01)	$(0.00)	$(0.00)

Weighted average number of shares outstanding - basic and dilutted	1,361,122,811	942,375,716	1,292,391,425	930,089,583

The accompanying notes are an integral part of the condensed consolidated financial statements.

TAURIGA SCIENCES, INC. AND SUBSDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN US$)

(Unaudited)

	For the Six Months Ended
	September 30,
	2016	2015
		(RESTATED)
Cash flows from operating activities
Net loss	$(1,448,500)	$(2,133,563)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation	16,823	524,586
OID Interest	5,797	3,103
Depreciation and amortization	6,914	5,469
Gain on warrant conversion	-	(56,372)
Gain on settlement	-	(265,856)
Common stock issued for services (including stock to be issued)	776,251	-
Derivative expense	8,871	153,384
Change in derivative liability	253,187	1,205,396
Loss on disposal of natural wellness business	-	104,957
Value of financing costs for share liability	-	154,000
Decrease (increase) in assets
Inventory	-	9,789
Prepaid expenses	2,500	6,269
Increase (decrease) in liabilities
Accounts payable	(33,981)	32,258
Accrued interest	59,655	20,105
Accrued expenses	(40,387)	(76,173)
Cash used in operating activities	(392,870)	(312,648)

Cash flows from investing activities
Proceeds received for Natural wellness business and investment, net	-	1,243
Cash provided by (used in) investing activities	-	1,243

Cash flows from financing activities
Proceeds from notes payable	-	205,000
Bank overdraft	(1,130)	-
Proceeds from notes payable-related party	-	18,000
Payment for settlement of financing	-	(230,000)
Proceeds from the sale of common stock (including to be issued)	354,000	-
Proceeds from convertible debentures	40,000	184,000
Cash provided by financing activities	392,870	177,000

Foreign currency translation effect	-	(571)
Net increase (decrease) in cash	-	(134,976)

Cash, beginning of period	-	209,098
Cash, end of period	$-	$74,122

SUPPLEMENTAL DISCLOSURE OF CASH FLOWINFORMATION:
Interest Paid	$-	$-
Taxes Paid	$-	$-

NON CASH ITEMS
Conversion of notes payable to common stock	$135,600	$-
Conversion of accrued interest to common stock	$22,600	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF OPERATIONS

The unaudited financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The financial statements and notes are presented as permitted on Form 10-Q and do not contain certain information included in the Company’s annual statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the March 31, 2016 Form 10-K filed with the SEC, including the audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts is in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

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

On January 28, 2014, the Company acquired patents from Pilus. As a condition of the acquisition, Pilus will get one seat on the board of directors, and the shareholders of Pilus received a warrant to purchase 100,000,000 shares of common stock of the Company, which represented a fair market value of approximately $2,000,000. In addition, the Company paid Bacterial Robotics, LLC (“BRLLC”), formerly the parent company of Pilus, $50,000 on signing the memorandum of understanding and $50,000 at the time of closing. The only asset Pilus had on its balance sheet at the time of the acquisition was a patent. The Company determined that the value of the acquisition on January 28, 2014 would be equal to the value of cash paid to Pilus plus the value of the 100,000,000 warrants they issued to acquire Pilus. Through March 31, 2014, the Company amortized the patent over its estimated useful life, then on March 31, 2014, the Company conducted its annual impairment test and determined that the entire unamortized balance should be impaired as the necessary funding to further develop the patent was not available at that time. On July 15, 2016, the Company was notified by its patent attorney, that the maintenance fee is due in the issue of US Patent # 8,354,267. The final deadline to pay the fee to avoid abandonment is January 15, 2017. If the Company does not make this payment it will lose the patent permanently.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF OPERATIONS (CONTINUED)

On November 15, 2016 the Company announced that it will form a new wholly owned subsidiary focused on the development, marketing and distribution of products that target muscle tension. The subsidiary will be called ColluMauxil Therapeutics LLC (“ColluMauxil”), which is based on the Latin terms for neck relief - “collum” and “auxilium.” The Company has filed for trademarks in association with the business with the United States Patent and Trademark Office. The Company plans to develop, market, distribute and potentially license a broad array of products and technologies that may help individuals who are affected by muscle tension. The Company has already identified potential products and technologies of interest and is actively working towards the goal of creating an innovative product line to launch the business activities of ColluMauxil. The Company believes that one of its most important strengths is its access to and relationships with potentially substantial distribution systems and networks. The Company intends to capitalize on distribution opportunities and will continually update shareholders on such developments. The Company intends on developing a product that specifically targets muscle tension in the neck, shoulder, and upper back. The Company envisions that this product will incorporate a roll-on delivery system (“Roll-On Product”) which is easier to apply to a specific area on the body. The Company also plans to develop a Roll-On Product that incorporates CBD Oil (“Cannabis Oil”), which is a legal alternative to THC oil, and it is available for sale in all states as well as around the world. Cannabis Oil is widely believed to provide relief to individuals who suffer from muscle tension, tenderness, and pain. Both contemplated Roll-On Products will be branded under the ColluMauxil.

Products will be developed for and distributed to the retail market but there can be no guaranty that any revenue will ever be generated. The Company believes it can raise the necessary funds to develop and begin distribution of its first muscles tension product for approximately $200,000, which it hopes to obtain through equity financing (“private placement”). The Company believes none of the contemplated products to be developed under the ColluMauxil brand will require approval from the Food and Drug Administration.

Certain additional risk factors relating to the new business line are further described in Part II, Item 1A “Risk Factors” below in this Quarterly Report on Form 10-Q.

Going Concern

As indicated in the accompanying condensed consolidated financial statements, the Company has incurred net losses of $1,448,500 and $2,133,563 for the six months ended September 30, 2016 and 2015, respectively. Management’s plans include the raising of capital through equity markets to fund future operations and cultivating new license agreements or acquiring ownership in technology companies. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses, acquire new license agreements or ownership interests in medical companies and generate adequate revenues, there can be no assurances that the revenues will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. However, the accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern. Currently, the Company does not have the financial resources to commercialize the Pilus technology. If it is unable to obtain such resources, it may be forced to sell all or a portion of the Pilus technology to a third-party. In the event this occurs, there is no guaranty the consideration received by the Company would be of material benefit to either the Company and/or its shareholders.

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

Cash Equivalents

For purposes of reporting cash flows, cash equivalents include investment instruments purchased with an original maturity of three months or less. At September 30, 2016, the Company had no cash at any financial institution which exceeded the total FDIC insurance limit of $250,000. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits. The Company had no cash equivalents as of September 30, 2016.

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

Stock-Based Compensation (Continued)

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

Research and Development

The Company expenses research and development costs as incurred. Research and development costs were $0 for the six months ended September 30, 2016 and 2015, respectively.

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

Fair Value Measurements (Continued)

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2016 and 2015. The respective carrying value of certain financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash, accounts payable and accrued expenses.

Derivative Financial Instruments

Derivatives are recorded on the condensed consolidated balance sheet at fair value. The conversion features of the convertible debentures are embedded derivatives and are separately valued and accounted for on the consolidated balance sheet with changes in fair value recognized during the period of change as a separate component of other income/expense. Fair values for exchange-traded securities and derivatives are based on quoted market prices. The pricing model we use for determining fair value of our derivatives is the binomial pricing models. Valuations derived from this model are subject to ongoing internal and external verification and review. The model uses market-sourced inputs such as interest rates and stock price volatilities. Selection of these inputs involves management’s judgment and may impact net income. During the year ended March 31, 2016, the Company utilized an expected life ranging from 73 days to 365 days based upon the look-back period of its convertible debentures and notes and volatility of 125%. During the year ended March 31, 2015, the Company utilized an expected life ranging from 66 days to 325 days based upon the look-back period of its convertible debentures and notes and volatility in the range of 166% to 196%. As a result of the May 28, 2015, 7% Convertible Redeemable Note with a principal amount of $104,000 with a maturity date of May 28, 2016 (the “Union Note”) which contains an anti-ratchet clause for the conversion of this Union Note, the Company recorded a derivative liability in the amount of $200,058 (as a result the entire note was discounted). The Company also recorded a derivative liability as a result of the July 14, 2015 issuance of a 12% Convertible Redeemable Note with the principal amount of $96,000 issued with an original issue discount of $16,000. The derivative liability recorded on this note was $152,126 (as a result the entire note was discounted.) The Company also recorded a derivative liability as a result of the August 3, 2016 issuance of a 12% Convertible Redeemable Note with the principal amount of $48,000 issued with an original issue discount of $8,000. The derivative liability recorded on this note was $56,871 (as a result the entire note was discounted.) As a result of the issuance of this note containing more beneficial terms of conversion, the Union Note will now be convertible at the lower of the lesser of (a) sixty percent (60%) multiplied by the lowest closing price as of the date a notice of conversion is given (which represents a discount rate of forty percent (40%)) or (b) one half penny ($0.005). In the six months ended September 30, 2016, the Company recognized a loss on the fair value of the derivative liability in the amount of $253,187 bringing the fair value of the derivative liability to $978,432. In the year ended March 31, 2016, the Company recognized a loss on the fair value of the derivative liability in the amount of $277,700.

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

Income Taxes (Continued)

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

As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by ASC 740 and concluded that the tax position of the Company does not meet the more-likely-than-not threshold as of September 30, 2016.

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

In August 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-15, “Presentation of Financial Statements-Going Concern” (“ASU No. 2014-15”). The provisions of ASU No. 2014-15 require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this ASU are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company is currently assessing the impact of this ASU on the Company’s consolidated financial statements.

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

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – DISCONTINUED OPERATIONS (Continued)

	For the Three Months Ended		For the Six Months Ended
	Sep 30,		Sep 30,
	2016	2015	2016	2015

Revenues	$-	$10,316	$-	$51,062
Cost of goods sold	-	6,530	-	14,472

Gross profit	-	3,786	-	36,590

Operating expenses
General and administrative	-	1,003	-	26,790
Depreciation and amortization expense	-	250	-	803
Total operating expenses	-	1,253	-	27,593

Income (Loss) from discontinued operations	$-	2,533	$-	8,997

The consolidated statement of operations was restated to reflect the reclassification of the discontinued operations.

There were no assets or liabilities from discontinued operations the six months and year ended September 30, 2016 and March 31, 2016.

The Company recognized a loss on the disposal of the Natural Wellness subsidiary:

TAURIGA SCIENCES, INC. AND SUBSIDIARY

Loss on disposal of Natural Wellness (subsidiary)

Cash	$19,219
Inventory, at cost	81,198
Prepaid expenses	16,461
Property and equipment, net	8,541
Less cash received for sale of inventory	(20,462)
Loss on disposal of continuing operations	$104,957

NOTE 4 – PROPERTY AND EQUIPMENT

The Company’s property and equipment is as follows:

	September 30, 2016	March 31, 2016	Estimated Life

Computers, office furniture and equipment	$55,942	$55,942	3-5 years
Technical equipment	-	-	5 years
Total	55,942	55,942
Less: accumulated depreciation	(55,942)	(49,028)

Net	$-	$6,914

Depreciation expense for the six months ended September 30, 2016 and the year ended March 31, 2016 was $6,914 and $9,832, respectively.

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

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – INTANGIBLE ASSETS (CONTINUED)

The cost of the patent and related amortization at September 30, 2016 and March 31, 2016 is as follows:

	Fair Value	Estimated Life

Cash advanced on signing the memorandum of understanding and closing agreement	$100,000	16.5 years
Fair value of the warrant for 100,000,000 shares of the Company’s common stock	1,710,000
Total	1,810,000
Less amortization in the year ended March 31, 2015	18,540
Net value at March 31, 2015 prior to impairment	$1,791,460
Impairment in the year ended March 31, 2015	1,791,460
Net value for the six months and year ended September 30, 2016 and March 31, 2016	—

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

As of March 31, 2015, the value of the derivative liability associated with the convertible notes was $90,000 associated with the Class B warrants issued to Hanover Holdings I, LLC, as the warrants had been converted into shares of common stock during the three months ended June 30, 2015. As a result of the Union Note which contains an anti-ratchet clause, the Company recorded a derivative liability in the amount of $200,058 (as a result the entire note was discounted). In the six months ended September 30, 2016, the Company recognized a loss on the fair value of the derivative liability in the amount of $253,187 bringing the fair value of the derivative liability to $978,432. In the year ended March 31, 2016, the Company recognized a loss on the fair value of the derivative liability in the amount of $277,700.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – CONVERTIBLE NOTES AND NOTES PAYABLE

Union Capital, LLC

On May 28, 2015 the Company entered into a Securities Purchase Agreement (the “Union Purchase Agreement”) with Union Capital, LLC (“Union”) for the purchase of a 7% Convertible Redeemable Note in the principal amount of $104,000 with a maturity date of May 28, 2016 (the “Union Note”). The Company received gross proceeds of $100,000 under the Union Note. The Company granted Union 12,500,000 shares of Company common stock for a commitment fee in consideration of the Union Note. Pursuant to the terms of the Union Note, at any time Union may convert any principal and interest due to it at a 20% discount to the lowest closing bid price of Company common stock for the five trading days prior to the conversion notice. Additionally, the discount will be adjusted on a ratchet basis in the event the Company offers a more favorable discount rate or look-back period to a third party during the term of the Union Note. Union will not be allowed to convert into shares of common stock that would result in it beneficially owning more than 9.99% of the Company’s issued and outstanding common stock. The Company may prepay the amounts under the Union Note as follows: (i) if prepaid within ninety days, the Company must pay a 15% premium on all principal and interest outstanding and (ii) if prepaid after ninety days but before the one hundred and eighty-one day, the Company must pay a 30% premium on all principal and interest outstanding. The Company intends to use its best efforts to repay the Union Note within the first ninety days. The Company agreed to reserve 33,000,000 shares of its common stock to satisfy its obligations under the Union Note. This reserve will be increased to three times the number of shares of common stock upon the approval of the Company’s stockholders of an increase in the number of authorized shares of common stock. The Company agreed to call a special meeting solely for such purpose with fifteen days of the Union Note. The $104,000 remains outstanding at September 30, 2016 (reflected as a derivative liability), and the $4,000 discount was expensed in the three months ended June 30, 2015.

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

Due to the breach under common stock delisting from market the outstanding principal due under this note shall be increased by 50%. The new principal balance of the note increased to $156,000 with current accrued interest of $46,296.

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

Group 10 Holdings LLC – Note 1

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

Due to the breach under common stock delisting from market the outstanding principal due under this note shall be increased by 18%. The new principal balance of the note increased to $113,280 with current accrued interest of $24,724.

On November 28, 2016 Union Capital issued a forbearance agreement for a $104,000 convertible note issued on May 28, 2015. The noteholder agreed to forebear the normal reserve requirement as prescribed by contract for four times the full conversion amount of required shares. The agreement requires the Company to reserve two times the full amount of conversion shares. This requirement will remain in effect until May 17, 2017.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – CONVERTIBLE NOTES AND NOTES PAYABLE (CONTINUED)

Convertible Notes Payable (Continued)

Group 10 Holdings LLC – Note 2

On August 3, 2016, the Company entered into a $48,000 convertible debenture with OID in the amount of $8,000 with Group 10 Holdings LLC. Along with this note, 8,000,000 commitment shares must be issued to the holder within 15 days or an event of default will have occurred (shares were issued on August 4, 2016), earned in full upon purchase of the debenture. This debenture bears 12% interest per annum with a default interest rate of the lesser of 18% or the or the maximum rate permitted under applicable law, effective as of the issuance date of this debenture (“default interest rate”.) If any event of default occurs, the outstanding principal amount of this debenture, plus accrued but unpaid interest, liquidated damages and other amounts owing in respect thereof through the date of acceleration, shall become, at holder’s election, immediately due and payable in cash in the sum of (a) one hundred eighteen percent (118%) of the outstanding principal amount of this debenture plus one hundred percent (100%) of accrued and unpaid interest thereon and (b) all other amounts, costs, expenses and liquidated damages due in respect of this debenture (“mandatory default amount”). After the occurrence of any event of default, the interest rate on this debenture shall accrue at an interest rate equal the default interest rate. The $48,000 remains outstanding at September 30, 2016 (reflected as a derivative liability.) The current accrued interest of $915.

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

Convertible Notes Payable (Continued)

Group 10 Holdings LLC – Note 2 (Continued)

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

On November 7, 2016 44,000,000 shares in the amount of $50,160 ($0.00114 per share) were issued to convert a 12% convertible note issued on August 3,2016 which was held by Group 10. The note had a face value of $48,000 with accrued interest of $2,160.

Convertible Notes Payable to Individuals

The Company at September 30, 2016 and March 31, 2016 had $158,775 and $253,775 ($18,000 of which is to a related party), respectively of notes payable to individuals. The notes are convertible into common stock of the Company at $0.025 per share. The interest rates range between 3% and 8% per annum and the notes are unsecured. During the three months ended June 30, 2016, the Company issued 33,900,000 shares of common stock at a value $135,600 ($0.004 per share) to convert notes payable in the amount $113,000 (including a related party note in the amount of $18,000) plus a 20% conversion premium which was recorded as interest expense in the amount $22,600 and converted into shares of common stock. During the year ended March 31, 2016 no notes were converted to common stock.

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

The balance of this $180,000 or the other $90,000 was to be wired directly to a Japanese based consumer product firm called Eishin, Inc., but there was never any documentation provided to support this $90,000. The Company is in dispute with the noteholder, and has not recorded this liability as of September 30, 2016. If the proper documentation is provided to the Company, they will record the liability at that time.

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

Interest expense for the three and six months ended September 30, 2016 was $79,220 and $101,453 compared to $18,406 and $23,207 the same period in the prior year, respectively. Accrued interest at September 30, 2016 and March 31, 2016 was $123,867 and $86,812, respectively.

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

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – STOCKHOLDERS’ DEFICIT

Common Stock

The Company is authorized to issue 2,500,000,000 shares of its common stock. Effective September 30, 2016, 1,349,895,933 shares of common stock are outstanding.

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

Fiscal Year 2017

During the six months ended September 30, 2016, the Company issued 33,900,000 shares of common stock at a value $135,600 ($0.004 per share) to convert notes payable in the amount $113,000 (including a related party note in the amount of $18,000) plus a 20% conversion premium which was recorded as interest expense in the amount $22,600. During the year ended March 31, 2016 no notes were converted to common stock.

During the six months ended September 30, 2016, the Company issued 27,875,000 shares of common stock ($0.004 per share) for proceeds of $111,500.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – STOCKHOLDERS’ DEFICIT (CONTINUED)

Common Stock (Continued)

During the six months ended September 30, 2016, the Company issued 49,000,000 shares of common stock for services rendered valued at $370,000 ($0.002 to $0.005 per share.)

During the six months ended September 30, 2016, the Company issued 19,300,000 shares of common stock for commitment shares to note holders at a value of $149,000 ($0.0045 to $0.01 per share.)

The Company also received proceeds in the amount of $250,000 for the sale of 62,500,000 shares of common stock that the Company issued in the third fiscal quarter of 2017. Funds received are classified as a liability to issue shares on the Company’s condensed consolidated balance sheet.

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

Warrants for Common Stock

The following table summarizes warrant activity for the six months ended September 30, 2016 and the year ended March 31, 2016:

			Weighted
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding at March 31, 2015	106,941,932	$0.02	4.49 Years	$10,050,000

Granted	-	-
Expired	-	-
Exercised	(29,188,403)	(0.01)
Canceled	-	-

Outstanding at March 31, 2016	77,303,529	$0.02	4.49 Years	$10,050,000

Granted	36,150,000	0.01	2.68 Years	-
Expired	-	-
Exercised	-	-
Canceled	-	-

Outstanding and exercisable at September 30, 2016	113,453,529	$0.02	3.80 Years	$-

The warrants were valued utilizing the following assumptions employing the Black-Scholes Pricing Model:

	Six Months Ended September 30, 2016	Year Ended March 31, 2016

Volatility	203%	n/a
Risk-free rate	0.66%	n/a
Dividend	-	-
Expected life of warrants	2.68	n/a

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – STOCKHOLDERS’ DEFICIT (CONTINUED)

Warrants for Common Stock (Continued)

For the six months ended September 30, 2016, the Company entered into Stock Purchase agreements (“SPA’s”) with 20 qualified investors, subsequently issuing 89,750,000 shares of common stock. In accordance with terms of the SPA’s, each investor was awarded 1 Non-cashless Warrant (with a term of 36 months) for every 2.5 shares of stock purchased. The strike price of these warrants is 1 cent per share. The total warrants of 36,150,000 are classified as additional paid in capital. The warrants are classified as equity as they contain no provisions that would enable liability classification.

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

Volatility	220%
Expected dividend rate	-
Expected life of options in years	10
Risk-free rate	1.87%

The following table summarizes option activity for the six months and year ended September 30, 2016 and March 31, 2016:

Weighted
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding at March 31, 2015	10,000,000	$0.10	6.85 Years	$—

Granted	—	—
Expired	—	—
Exercised	—	—

Outstanding at March 31, 2016	10,000,000	$0.10	5.84 Years	$—

Granted	—	—
Expired	—	—
Exercised	—	—

Outstanding and exercisable at September 30, 2016	10,000,000	$0.10	5.35 Years	$—

Stock-based compensation for the six months ended September 30, 2016 and 2015 was $16,823 and $524,586, respectively.

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

Deferred tax assets consist of the following:

	September 30, 2016	March 31, 2016
Net operating losses	$5,610,000	$5,180,000
Impairment of assets	2,490,000	2,490,000
Valuation allowance	(8,100,000)	(7,670,000)
	$-	$-

At September 30, 2016, the Company had a U.S. net operating loss carryforward in the approximate amount of $22 million available to offset future taxable income through 2036. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods. The Company also has a Canadian carry forward loss which approximates $700,000 and is available to offset future taxable income through 2035. The valuation allowance increased by $426,000 and $580,000 in the three months ended September 30, 2016 and the year ended March 31, 2016, respectively.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and the federal statutory rate for the six months ended September 30, 2016 and 2015 is summarized as follows:

	2016	2015
Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefits	(3.3)	(3.3)
Foreign tax	(0.3)	(0.3)
Valuation allowance	37.6	37.6
	0%	0%

NOTE 11 – INVESTMENTS - AVAILABLE FOR SALE SECURITIES

The Company’s investments in Green Innovations, Ltd and Breathe Ecig Corp. are included within Current Assets as they are expected to be realized in cash within one year. The investments are recorded at fair valve with unrealized gains and losses, net of applicable taxes, in Other Comprehensive Income. The Company’s investment in Green Innovations, Ltd has a cost of $250,000, unrealized loss of $249,562 and a fair value of $438 at September 30, 2016. At March 31, 2016, the unrealized loss was $249,250 and the fair value was $750, respectively. The investment in Breathe Ecig Corp has been written off as of December 31, 2015 as there is no value in that company.

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

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – CURRENT LITIGATION (CONTINUED)

Lawsuit Filed Against Cowan Gunteski & Co. PA (Continued)

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

NOTE 13 – FAIR VALUE MEASUREMENTS

The following summarizes the company’s financial assets and liabilities that are measured at fair value on a recurring basis at September 30, 2016 and March 31, 2016

	September 30, 2016
	Level 1	Level 2		Level 3	Total
Assets
Investment-available-for-sale security	$438		$-	$-	$438

Liabilities
Derivative liabilities	$-	$		$978,432	$978,432

	March 31, 2016
	Level 1	Level 2		Level 3	Total
Assets
Investment-available-for-sale security	$750		$-	$-	$750

Liabilities
Derivative liabilities	$-	$		$670,577	$670,577

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – FAIR VALUE MEASUREMENTS (CONTINUED)

The estimated fair values of the Company’s derivative liabilities are as follows:

	Convertible	Derivative
	Notes	Liability	Total
Liabilities Measured at Fair Value

Balance as of March 31, 2015	$-	$90,000	$90,000

Revaluation (gain) loss	-	670,577	670,577

Issuances, net	-	(90,000)	(90,000)

Balance as of March 31, 2016	$-	$670,577	$670,577

Revaluation (gain) loss	-	307,855	307,855

Issuances, net	-	-	-

Ending balance as of September 30, 2016	$-	$978,432	$978,432

NOTE 14 – SUBSEQUENT EVENTS

Common Stock Issuances

Subsequent to September 30, 2016, the Company issued additional shares of common stock as follows: (i) 74,500,000 shares to consultants (ii) 10,000,000 shares issued as commitment shares to the holder of a convertible note (iii) 65,500,000 shares issued via private placement and (iv) 44,000,000 shares issued to convert convertible notes.

Accounts Payable

On November 18, 2016 the Company issued 15,384,615 common shares of Company stock to settle an outstanding payable in the amount of $197,593. Based on the market value on the day of issuance of $103,077 ($0.0067 per common share) the Company we recognize a gain on the extinguishment of liability in the amount of $94,516.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – SUBSEQUENT EVENTS (CONTINUED)

Corporate Matters

On November 15, 2016 the Company announced that it will form a new wholly owned subsidiary focused on the development, marketing and distribution of products that target muscle tension. The subsidiary will be called ColluMauxil Therapeutics LLC (“ColluMauxil”), which is based on the Latin terms for neck relief — “collum” and “auxilium.” The Company has filed for trademarks in association with the business with the United States Patent and Trademark Office. The Company plans to develop, market, distribute and potentially license a broad array of products and technologies that may help individuals who are affected by muscle tension. The Company has already identified potential products and technologies of interest and is actively working towards the goal of creating an innovative product line to launch the business activities of ColluMauxil. The Company believes that one of its most important strengths is its access to and relationships with potentially substantial distribution systems and networks. The Company intends to capitalize on distribution opportunities and will continually update shareholders on such developments. The Company intends on developing a product that specifically targets muscle tension in the neck, shoulder, and upper back. The Company envisions that this product will incorporate a roll-on delivery system (“Roll-On Product”) which is easier to apply to a specific area on the body. The Company also plans to develop a Roll-On Product that incorporates CBD Oil (“Cannabis Oil”), which is a legal alternative to THC oil, and it is available for sale in all states as well as around the world. Cannabis Oil is widely believed to provide relief to individuals who suffer from muscle tension, tenderness, and pain. Both contemplated Roll-On Products will be branded under the ColluMauxil.

Products will be completed and distributed to the retail market but there can be no guaranty that any revenue will ever be generated. The Company believes it can raise the necessary funds to develop and begin distribution of its first muscles tension product for approximately $200,000, which it hopes to obtain through equity financing (“private placement”). The Company believes none of the contemplated products to be developed under the ColluMauxil brand will require approval from the Food and Drug Administration.

Certain additional risk factors relating to the new business line are further described in Part II, Item 1A “Risk Factors” below in this Quarterly Report on Form 10-Q.

Convertible Notes

On November 7, 2016 44,000,000 shares in the amount of $50,160 ($0.00114 per share) were issued to convert a 12% convertible note issued on August 3, 2016 which was held by Group 10. The note had a face value of $48,000 with accrued interest of $2,160.

Group 10 Holdings LLC – Note dated November 7, 2016

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

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14– SUBSEQUENT EVENTS (CONTINUED)

Convertible Notes (Continued)

Group 10 Holdings LLC – Note dated November 7, 2016 (Continued)

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

On November 28, 2016 Union Capital issued a forbearance agreement for a $104,000 convertible note issued on May 28, 2015. The noteholder agreed to forebear the normal reserve requirement as prescribed by contract for four times the full conversion amount of required shares. The agreement requires the Company to reserve two times the full amount of conversion shares. This requirement will remain in effect until May 17, 2017

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

On January 28, 2014, the Company acquired patents from Pilus. As a condition of the acquisition, Pilus will get one seat on the board of directors, and the shareholders of Pilus received a warrant to purchase 100,000,000 shares of common stock of the Company, which represented a fair market value of approximately $2,000,000. In addition, the Company paid Bacterial Robotics, LLC (“BRLLC”), formerly the parent company of Pilus, $50,000 on signing the memorandum of understanding and $50,000 at the time of closing. The only asset Pilus had on its balance sheet at the time of the acquisition was a patent. The Company determined that the value of the acquisition on January 28, 2014 would be equal to the value of cash paid to Pilus plus the value of the 100,000,000 warrants they issued to acquire Pilus. Through March 31, 2014, the Company amortized the patent over its estimated useful life, then on March 31, 2014, the Company conducted its annual impairment test and determined that the entire unamortized balance should be impaired as the necessary funding to further develop the patent was not available at that time. On July 15, 2016, the Company was notified by its patent attorney, that the maintenance fee is due in the issue of US Patent # 8,354,267. The final deadline to pay the fee to avoid abandonment is January 15, 2017. If the Company does not make this payment it will lose the patent permanently.

On November 15, 2016 the Company announced that it will form a new wholly owned subsidiary focused on the development, marketing and distribution of products that target muscle tension. The subsidiary will be called ColluMauxil Therapeutics LLC (“ColluMauxil”), which is based on the Latin terms for neck relief -- “collum” and “auxilium.” The Company has filed for trademarks in association with the business with the United States Patent and Trademark Office. The Company plans to develop, market, distribute and potentially license a broad array of products and technologies that may help individuals who are affected by muscle tension. The Company has already identified potential products and technologies of interest and is actively working towards the goal of creating an innovative product line to launch the business activities of ColluMauxil. The Company believes that one of its most important strengths is its access to and relationships with potentially substantial distribution systems and networks. The Company intends to capitalize on distribution opportunities and will continually update shareholders on such developments. The Company intends on developing a product that specifically targets muscle tension in the neck, shoulder, and upper back. The Company envisions that this product will incorporate a roll-on delivery system (“Roll-On Product”) which is easier to apply to a specific area on the body. The Company also plans to develop a Roll-On Product that incorporates CBD Oil (“Cannabis Oil”), which is a legal alternative to THC oil, and it is available for sale in all states as well as around the world. Cannabis Oil is widely believed to provide relief to individuals who suffer from muscle tension, tenderness, and pain. Both contemplated Roll-On Products will be branded under the ColluMauxil.

Products will be developed for and distributed to the retail market but there can be no guaranty that any revenue will ever be generated. The Company believes it can raise the necessary funds to develop and begin distribution of its first muscles tension product for approximately $200,000, which it hopes to obtain through equity financing (“private placement”). The Company believes none of the contemplated products to be developed under the ColluMauxil brand will require approval from the Food and Drug Administration.

RESULTS OF OPERATIONS

Three and six months ended September 30, 2016 compared to the three and six months ended September 30, 2015

Revenue. The Company was currently developing its business and as a result it had not developed a material or consistent pattern of revenue generation. In addition, and as discussed further below, the business was disposed of in August 2015. For the three and six months ended September 30, 2016, the Company did not generate any revenue compared to $10,316 and $51,062 revenue for the three and six months ended September 30, 2015.

The revenue was generated from the Company’s natural wellness cannabis compliment line launched in August of 2014. The Company disposed of operations on August 7, 2015. There is no guaranty that a new line of business will result in material revenue production.

Cost of Goods Sold. The Company’s cost of goods sold for the three and six months ended September 30, 2016 was $0, which resulted no gross profit for that period compared to cost of goods sold of $6,530 and $14,472 for the same period in the prior year, respectively. Gross margin for the three and six months ended September 30, 2016 was $0 compared to $3,786 or 36.7% and $36,590 or 71.66% for the same period in the prior year, respectively. The difference was due to the disposition of operations in the second fiscal quarter of 2016.

General and Administrative Expenses. For the three months ended September 30, 2016, general and administrative expenses were $311,265 compared to $491,787 for the same period in the prior fiscal year. This increase was primarily due to vested stock based compensation of $235,793.

For the six months ended September 30, 2016, general and administrative expenses were $1,078,075 compared to $773,775 for the same period in the prior fiscal year. This increase was primarily due to vested stock based compensation in the amount of $316,763.

Other Income (Expense). For the three months ended September 30, 2016, other expense was $233,913 compared to $1,285,545 for the same period in the prior fiscal year. The increase in the three months ended September 30, 2016 was primarily due to a change in the fair value of the derivative liability of $1,122,991.

For the six months September 30, 2016, other expense was $363,511 compared to $1,258,759 for the same period in the prior fiscal year. The increase in the six months ended September 30, 2016 was primarily due to a change in the fair value of the derivative liability of $952,209.

Net Loss. For the three months ended September 30, 2016, the Company generated net loss of $545,178 compared to $1,882,334 for the same period in the prior fiscal year. The increase in the three months ended September 30, 2016 was primarily due to a change in the fair value of the derivative liability of $1,122,991.

For the six months ended September 30, 2016, the Company generated net loss of $1,448,500 compared to $1,258,759 for the same period in the prior fiscal year. The increase in the six months ended September 30, 2016 was primarily due to a change in the fair value of the derivative liability of $952,209.

Liquidity and Capital Resources

We continue to fund our operations through private placement offerings and other financings.

During the six months ended September 30, 2016, the Company sold shares of common stock raising $354,000. Proceeds of $250,000 was received for the sale of 62,500,000 shares of common stock that the Company issued in the third fiscal quarter of 2017.

At September 30, 2016 and March 31, 2016, the Company had no cash or cash equivalents.

Cash Flows

Net cash used in operating activities amounted to $392,870 and $312,648 for the six months ended September 30, 2016 and 2015, respectively.

During the six months ended September 30, 2016 no cash was provided from investing activities compared to $1,243 provided the same period in the prior year.

During the six months ended September 30, 2016, we had $392,870 cash provided by financing activities compared to $177,000 provided in the same period in the prior fiscal year, primarily as a result of shares issued for cash in 2016 of $354,000. In 2015, the Company received proceeds of $223,000 in notes payable from individuals and companies (of which $18,000 was from a related party) and $184,000 from a convertible debenture, offset by a payment of $230,000 to settle an agreement with another financing institution.

We do not believe that our cash on hand at September 30, 2016 will be sufficient to fund our current working capital requirements as we try to develop a new business line. We will continue to seek additional equity financing. However, there is no assurance that we will be successful in our equity private placements or if we are that the terms will be beneficial to our shareholders.

Going Concern Qualifications

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had no revenue and net losses of $1,448,500 for the six months ended September 30, 2016 compared to sales of $51,062 and net loss of $2,133,563 for the six months ended September 30, 2015. The Company had an accumulated deficit of $53,261,293 and there are existing uncertain conditions which the Company faces relative to its obtaining financing and capital in the equity markets. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company is highly dependent on its ability to continue to obtain investment capital from future funding opportunities to fund the current and planned operating levels. The unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to bring in income generating activities and its ability to continue receiving investment capital from future funding opportunities. No assurance can be given that the Company will be successful in these efforts. Currently, the Company does not have the financial resources to commercialize the Pilus technology. If it is unable to obtain such resources, it may be forced to sell all or a portion of the Pilus technology to a third-party. In the event this occurs, there is no guaranty the consideration received by the Company would be of material benefit to either the Company and/or its shareholders.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of November 30, 2016, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations except as set forth below:

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

ITEM 1A. RISK FACTORS.

The Company is attempting to enter a new line of business which is highly competitive and if not a regulated today it may be regulated in the future.

Entering a new line of business has many risks including obtaining sufficient capital to cover startup expenses and to continue to fund operations until sales are sufficient to fund ongoing operations. The business line may never bring products to market. If the products do go to market, there is no guarantee that there will have enough sales to be profitable. Products will be developed for and distributed to the retail market but there can be no guaranty that any revenue will ever be generated. The Company may not be able to raise the necessary funds to develop and begin distribution of its first muscles tension product which is approximately $200,000, which it hopes to obtain through equity financing (“private placement”). The Company believes none of the contemplated products to be developed under the ColluMauxil brand will require approval from the Food and Drug Administration.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the six months ended September 30, 2016, the Company issued 33,900,000 shares of common stock at a value $135,600 ($0.004 per share) to convert notes payable in the amount $113,000 (including a related party note in the amount of $18,000) plus a 20% conversion premium which was recorded as interest expense in the amount $22,600. During the year ended March 31, 2016 no notes were converted to common stock.

During the six months ended September 30, 2016, the Company issued 27,875,000 shares of common stock ($0.004 per share) for proceeds of $111,500.

During the six months ended September 30, 2016, the Company issued 49,000,000 shares of common stock for services rendered valued at $370,000 ($0.002 to $0.005 per share.)

During the six months ended September 30, 2016, the Company issued 19,300,000 shares of common stock for commitment shares to note holders at a value of $149,000 ($0.0045 to $0.01 per share.)

The Company also received proceeds in the amount of $250,000 for the sale of 62,500,000 shares of common stock that the Company issued in the third fiscal quarter of 2017. Funds received are classified as a liability to issue shares on the Company’s condensed consolidated balance sheet.

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

TAURIGA SCIENCES, INC. (Registrant)

Date: December 5, 2016	By:	/s/ Seth M. Shaw
Seth M. Shaw
Principal Executive Officer

	By:	/s/ Ghalia Lahlou
Ghalia Lahlou
Principal Accounting Officer

