Form 10-Q
period 2016-12-31
TAURIGA SCIENCES, INC.
filed 2017-01-31
CIK 1142790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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

As of January 25, 2017, the registrant had 1,610,397,665 shares of its Common Stock, $0.00001 par value, outstanding.

2

PART I. FINANCIAL STATEMENTS

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TAURIGA SCIENCES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN US$)

	December 31, 2016	March 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash	$344	$-
Investment - available for sale security	563	750
Prepaid expenses and other current assets	29,690	2,500
Total current assets	30,597	3,250

Property and equipment, net	1,066	6,914

Total assets	$31,663	$10,164

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Notes payable to individuals and companies	$219,725	$253,775
Notes payable to individuals and companies - related party	-	18,000
Bank overdraft	-	1,272
Accounts payable	257,120	307,384
Accrued interest	118,921	86,812
Accrued expenses	797,490	661,770
Liability for common stock to be issued	409,900	305,500
Derivative liability	804,410	670,577
Total current liabilities	2,607,566	2,305,090

Other liabilities:
Contingent liability	75,000	-
Total other liabilities	75,000	2,305,090

Stockholders’ deficit:
Common stock, par value $0.00001; 2,500,000,000 shares authorized, 1,559,280,548 and 1,219,820,933 issued and outstanding at December 31, 2016 and March 31, 2016, respectively	15,593	12,199
Additional paid-in capital	51,493,267	49,745,876
Accumulated deficit	(53,919,367)	(51,812,793)
Accumulated other comprehensive loss	(240,396)	(240,208)
Total stockholders’ deficit	(2,650,903)	(2,294,926)

Total liabilities and stockholders’ deficit	$31,663	$10,164

The accompanying notes are an integral part of the condensed consolidated financial statements.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(IN US$)

(Unaudited)

	For the Three Months ended		For the Nine Months Ended
	December 31,		December 31,
	2016	2015	2016	2015

Continuing Operations:
Revenues	$-	-	$-	$-
Cost of goods sold	-	-	-	-

Gross profit	-	-	-	-

Operating expenses
Research and development	106,485	-	106,485	-
General and administrative	310,008	214,753	1,388,083	988,108
Depreciation and amortization expense	15	2,272	6,929	7,741
Total operating expenses	416,508	217,025	1,501,497	995,849

Loss from operations	(416,508)	(217,025)	(1,501,497)	(995,849)

Other income (expense)
Interest expense	(486,315)	(24,973)	(587,768)	(48,180)
Financing expense	-	-	-	(324,000)
Derivative expense	(820)	-	(9,691)	(153,384)
Gain on settlement	-	-	-	265,856
Gain on settlement of debt	94,516	-	94,516	125,000
Gain on warrant conversion	-	-	-	56,372
Change in derivative liability	151,053	1,055,152	(102,134)	(150,244)

Total other income (expense)	(241,566)	1,030,179	(605,077)	(228,580)

Net loss from continuing operations	(658,074)	813,154	(2,106,574)	(1,224,429)

Discontinued Operations:
Gain from discontinued operations	-	-	-	8,997
Loss from disposal of discontinued operation	-	-	-	(104,957)

Total discontinued operations	-	-	-	(95,960)

Net loss	(658,074)	813,154	(2,106,574)	(1,320,389)

Other comprehensive income (loss)
Change in unrealized gain (loss) on available for sale security	125	(562)	(188)	(3,625)
Foreign currency translation adjustment	-	(4)	-	(575)
Total other comprehensive loss	125	(566)	(188)	(4,200)

Comprehensive income (loss)	$(657,949)	812,588	$(2,106,762)	$(1,324,589)

Loss per share - basic and diluted	$(0.00)	$0.00	$(0.00)	$(0.00)

Weighted average number of shares outstanding - basic	1,476,140,498	992,483,976	1,353,863,842	951,174,483

Loss per share - basic and diluted	$-	$-	$-	$-

Weighted average number of shares outstanding - fully diluted	1,838,443,783	1,370,822,013	1,749,069,908	1,267,213,054

The accompanying notes are an integral part of the condensed consolidated financial statements.

TAURIGA SCIENCES, INC. AND SUBSDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN US$)

(Unaudited)

	For the Nine Months Ended
	December 31,
	2016	2015
		(RESTATED)
Cash flows from operating activities
Net loss	$(2,106,574)	$(1,320,389)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation	17,656	589,635
OID Interest	13,318	7,001
Depreciation and amortization	6,929	7,741
Common stock issued for financing	223,400	-
Gain on warrant conversion	-	(56,372)
Gain on settlement	-	(265,856)
Common stock issued for services (including stock to be issued)	839,250	90,500
Derivative expense	9,691	153,384
Change in derivative liability	102,134	150,244
Contingent liability	75,000	-
Gain on conversion of payable	(94,516)	-
Loss on disposal of natural wellness business	-	104,957
Value of financing costs for share liability	-	154,000
Decrease (increase) in assets
Inventory	-	9,789
Prepaid expenses	310	8,371
Increase (decrease) in liabilities
Accounts payable	(50,264)	42,260
Accrued interest	136,050	41,180
Accrued expenses	333,313	(104,173)
Cash used in operating activities	(494,303)	(387,728)

Cash flows from investing activities
Proceeds received for Natural wellness business and investment, net	-	1,243
Purchases of property and equipment	(1,081)	-
Cash provided by (used in) investing activities	(1,081)	1,243

Cash flows from financing activities
Proceeds from notes payable	-	205,000
Bank overdraft	(1,272)	962
Proceeds from notes payable-related party	-	18,000
Payment for settlement of financing	-	(230,000)
Proceeds from the sale of common stock (including to be issued)	366,000	-
Proceeds from convertible debentures	131,000	184,000
Cash provided by financing activities	495,728	177,962

Foreign currency translation effect	-	(575)
Net increase (decrease) in cash	344	(209,098)

Cash, beginning of period	-	209,098
Cash, end of period	$344	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest Paid	$-	$-
Taxes Paid	$-	$-

NON CASH ITEMS
Conversion of notes payable to common stock	$183,600	$-
Conversion of accrued interest to common stock	$24,760	$-

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

Nature of Business

On October 29, 2013, the Company entered into a strategic alliance with Bacterial Robotics, LLC (Bacterial Robotics). Bacterial Robotics owns certain patents and/or other intellectual property related to the development of genetically modified micro-organisms (GMOs) and GMOs tailored to perform one or more specific functions, one such GMO being adopted to clean polluting molecules from nuclear waste, such GMO being referred herein as the existing BactoBot Technology (the BR Technology). Bacterial Robotics is developing a whitepaper to deliver to the Company for acceptance. Upon acceptance by the Company, the parties will form a strategic relationship through the formation of a joint venture in which the Company will be the majority and controlling owner which will use the NuclearBot Technology to further the growth of the nuclear wastewater treatment market. The intent is for Bacterial Robotics to issue a 10-year license agreement. In connection with the strategic alliance agreement, the Company issued a warrant to purchase 75,000,000 shares of its common stock (of which 23,134,118 warrants were cancelled pursuant to the December 22, 2016 transfer agreement with Open Therapeutics, LLC) valued at $1,100,000 and paid an additional $50,000 in cash. The Company fully impaired this as of March 31, 2014, as there was no value in the agreement.

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

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF OPERATIONS (CONTINUED)

On December 22, 2016, the Company, entered in a membership interest transfer agreement with Open Therapeutics, LLC, an Ohio limited liability company (“Open Therapeutics” formerly Bacterial Robotics LLC and Microbial Robotics, LLC), whereby the Company sold 80% of its membership interest in Pilus which included the patents. Open Therapeutics agreed to terminate and cancel 80% of the unexercised portion of the warrant to purchase 28,917,647 shares (or 23,134,118 warrants) of the Company’s common stock (issued on January 28, 2014). Open Therapeutics will pay 20% of the net profit generated, to the Company from the previous year’s earnings after the initial $75,000 of profit (reflected as a contingent liability on the consolidated balance sheet). The Company further agreed it would vote its 20% membership interest in Pilus Energy in the same manner that Open Therapeutics votes its membership interest on all matters for which a member vote is required.

On November 15, 2016, the Company announced that it will form a new wholly owned subsidiary focused on the development, marketing and distribution of products that target muscle tension. The subsidiary will be called ColluMauxil Therapeutics LLC (“ColluMauxil”), which is based on the Latin terms for neck relief - “collum” and “auxilium.” The Company has filed for trademarks in association with the business with the United States Patent and Trademark Office. The Company plans to develop, market, distribute and potentially license a broad array of products and technologies that may help individuals who are affected by muscle tension. The Company has already identified potential products and technologies of interest and is actively working towards the goal of creating an innovative product line to launch the business activities of ColluMauxil. The Company believes that one of its most important strengths is its access to and relationships with potentially substantial distribution systems and networks. The Company intends to capitalize on distribution opportunities and will continually update shareholders on such developments. The Company intends on developing a product that specifically targets muscle tension in the neck, shoulder, and upper back. The Company envisions that this product will incorporate a roll-on delivery system (“Roll-On Product”) which is easier to apply to a specific area on the body. The Company also plans to develop a Roll-On Product that incorporates CBD Oil (“Cannabis Oil”), which is a legal alternative to THC oil, and it is available for sale in all states as well as around the world. Cannabis Oil is widely believed to provide relief to individuals who suffer from muscle tension, tenderness, and pain. Both contemplated Roll-On Products will be branded under the ColluMauxil.

Products will be developed for and distributed to the retail market but there can be no guaranty that any revenue will ever be generated. The Company believes it can raise the necessary funds to develop and begin distribution of its first muscles tension product for approximately $200,000, which it hopes to obtain through equity financing. The Company believes none of the contemplated products to be developed under the ColluMauxil brand will require approval from the Food and Drug Administration.

On December 23, 2016, the Company, entered into a non-exclusive, 12 month, license agreement (the “License Agreement”) with Cleveland, Ohio based cosmetics products firm Ice + Jam LLC (“Ice + Jam”). Under terms of the License Agreement, the Company will market Ice + Jam’s proprietary Cupuacu Butter lip balm, sold under the trademark HERMAN and the two companies will evenly share (“50% / 50%”) any profits through the Company’s marketing, sales, and distribution efforts. The Company will pay the production costs for all product it sells to retail customers or distributors. The Company paid a one-time upfront non-refundable license fee of $9,810 in cash and agreed to an additional payment of common shares of Company stock. The Company agreed to issue 5,000,000 common shares which had a value of $27,500, based on the closing price of the stock on the day the Company entered into the agreement ($0.005 per share). The cost of the shares will be prorated over the life of the license. The Company further paid $2,190 as a prepaid deposit on future inventory for the purchase of 1,500 units at unit cost of $1.46. As of December 31, 2016, none of the units have been completed therefore the Company has recorded the payment as a prepaid asset. The agreement may be extended for an additional 12 months based on mutual agreement. The two companies reserve the right to request amendment of the License Agreement at any point during the effective duration.

Certain additional risk factors relating to the new business line are further described in Part II, Item 1A “Risk Factors” below in this Quarterly Report on Form 10-Q.

Going Concern

As indicated in the accompanying condensed consolidated financial statements, the Company has incurred net losses of $2,106,574 and $1,320,389 for the nine months ended December 31, 2016 and 2015, respectively. Management’s plans include the raising of capital through equity markets to fund future operations and cultivating new license agreements or acquiring ownership in technology companies. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses, acquire new license agreements or ownership interests in life science companies and generate adequate revenues, or the agreements entered into recently are unsuccessful, there can be no assurances that the revenues will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. However, the accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash Equivalents

For purposes of reporting cash flows, cash equivalents include investment instruments purchased with an original maturity of three months or less. At December 31, 2016, the Company had no cash at any financial institution which exceeded the total FDIC insurance limit of $250,000. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits. The Company had no cash equivalents as of December 31, 2016.

Inventory

Inventory consisted of raw materials, production in progress and finished goods and is stated at the lower of cost or market determined by the first-in, first-out method. The Company sold off all of its segments that had inventory during the year ended March 31, 2016.

Property and Equipment and Depreciation

Property and equipment is stated at cost and is depreciated using the straight-line method over the estimated useful lives of the respective assets. Routine maintenance, repairs and replacement costs are expensed as incurred and improvements that extend the useful life of the assets are capitalized. When property and equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is recognized in operations.

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

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Net Income (Loss) Per Common Share

The Company computes per share amounts in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 260 Earnings per Share (“EPS”) which requires presentation of basic and diluted EPS. Basic EPS is computed by dividing the income (loss) available to Common Stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of Common Stock and Common Stock equivalents outstanding during the periods; however, potential common shares are excluded for period in which the Company incurs losses, as their effect is anti-dilutive. For the nine months ended December 31, 2016 and 2015 and the three months ended December 31, 2016 the basic and fully diluted earnings per share were the same as the Company had a loss.

The following chart shows the number of common share equivalents outstanding for the nine months ended December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015
	(Weighted Avg)	(Weighted Avg)
Common shares issued and outstanding	1,353,863,842	951,174,483
Common share equivalents	395,980,612	316,038,571
Total fully diluted common shares	1,749,844,454	1,267,213,054

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

Research and Development

The Company expenses research and development costs as incurred. Research and development costs were $106,485 for the nine months ended December 31, 2016 compared to $0 for the nine months ended December 31, 2015. The Company is continually evaluating products and technologies in the natural wellness space, including its focus on muscle tension.. As the Company investigates and develops relationships in these areas resultant expenses for trademark filings, license agreements, product development and design materials will be expensed as research and development. Some costs will be accumulated for subsidiaries prior to formation of entities.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2016 and 2015. The respective carrying value of certain financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash, accounts payable and accrued expenses.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Derivative Financial Instruments

Derivatives are recorded on the condensed consolidated balance sheet at fair value. The conversion features of the convertible debentures are embedded derivatives and are separately valued and accounted for on the consolidated balance sheet with changes in fair value recognized during the period of change as a separate component of other income/expense. Fair values for exchange-traded securities and derivatives are based on quoted market prices. The pricing model we use for determining fair value of our derivatives is the binomial pricing models. Valuations derived from this model are subject to ongoing internal and external verification and review. The model uses market-sourced inputs such as interest rates and stock price volatilities. Selection of these inputs involves management’s judgment and may impact net income. During the year ended March 31, 2016, the Company utilized an expected life ranging from 91 days to 311 days based upon the look-back period of its convertible debentures and notes and volatility of 125%. During the year ended March 31, 2015, the Company utilized an expected life ranging from 66 days to 325 days based upon the look-back period of its convertible debentures and notes and volatility in the range of 166% to 196%. As a result of the May 28, 2015, 7% Convertible Redeemable Note with a principal amount of $104,000 with a maturity date of May 28, 2016 (the “Union Note”) which contains an anti-ratchet clause for the conversion of this Union Note, the Company recorded a derivative liability in the amount of $200,058 (as a result the entire note was discounted).

The Company also recorded a derivative liability as a result of the July 14, 2015 issuance of a 12% Convertible Redeemable Note with the principal amount of $96,000 issued with an original issue discount of $16,000. The derivative liability recorded on this note was $153,326 (as a result the entire note was discounted).

On August 3, 2016, the Company recorded a derivative liability as a result of the issuance of a 12% Convertible Redeemable Note with the principal amount of $48,000 issued with an original issue discount of $8,000. The derivative liability recorded on this note was $48,871 (as a result the entire note was discounted). As a result of the issuance of this note containing more beneficial terms of conversion, the Union Note will now be convertible at the lower of the lesser of (a) sixty percent (60%) multiplied by the lowest closing price as of the date a notice of conversion is given (which represents a discount rate of forty percent (40%)) or (b) one half penny ($0.005). On November 7, 2016 the noteholder (Group 10) converted this note into 44,000,000 common shares at a total value of $50,160 ($0.00114) which included $2,160 of accrued interest. As a result of this conversion the derivative liability was eliminated with a corresponding adjustment to additional paid in capital in the amount of $15,540 after taking effect to all fair value adjustments up through the date of conversion.

On November 7, 2016, the Company recorded a derivative liability as a result of the issuance of a 12% Convertible Redeemable Note with the principal amount of $45,000 issued with an original issue discount of $7,000. The derivative liability recorded on this note was $45,820 (as a result the entire note was discounted).

In the nine months ended December 31, 2016, the Company recognized a loss on the fair value of the derivative liability in the amount of $102,134 bringing the fair value of the derivative liability to $804,410. In the year ended March 31, 2016, the Company recognized a loss on the fair value of the derivative liability in the amount of $277,700.

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

As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by ASC 740 and concluded that the tax position of the Company does not meet the more-likely-than-not threshold as of December 31, 2016.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2016-15, “Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments”. The amendments in this update provided guidance on eight specific cash flow issues. This update is to provide specific guidance on each of the eight issues, thereby reducing the diversity in practice in how certain transactions are classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years and interim periods beginning after December 31, 2017. Early adoption is permitted. The Company is assessing the impact, if any, of implementing this guidance on its financial position, results of operations and liquidity.

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

In May 2014, August 2015 and May 2016, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers”, ASU 2015-14, “Revenue from Contracts with Customers, Deferral of the Effective Date”, and ASU 2016-12, “Revenue from Contracts with Customers, Narrow-Scope Improvements and Practical Expedients”, respectively, which implement ASC Topic 606. ASC Topic 606 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance under US GAAP, including industry-specific guidance. It also requires entities to disclose both quantitative and qualitative information that enable financial statements users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amendments in these ASUs are effective for annual periods beginning after December 15, 2017, and interim periods therein. Early adoption is permitted for annual periods beginning after December 15, 2016. These ASUs may be applied retrospectively with a cumulative adjustment to retained earnings in the year of adoption. The Company s assessing the impact, if any, of implementing this guidance on its financial position, results of operations and liquidity.

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

NOTE 3 – DISCONTINUED OPERATIONS

On August 11, 2015, the Company formally divested (discontinued) its Natural Wellness Business. The business mainly consisted of a CBD infused topical lotion called TopiCanna as well as a line of Cannabis Complement products that were intended to compliment individuals who were consistently using medicinal cannabis related product. On August 11, 2015, the Company sold the balance of its inventory of TopiCanna and Cannabis Complement products for a one-time cash payment of $20,462. As a result of the disposal of this business, the Company reported a loss on disposal of $104,957, as reflected in the chart below:

	For the Three Months Ended		For the Nine Months Ended
	December 31,		December 31,
	2016	2015	2016	2015

Revenues	$-	$-	$-	$51,062
Cost of goods sold	-	-	-	14,472

Gross profit	-	-	-	36,590

Operating expenses
General and administrative	-	-	-	26,790
Depreciation and amortization expense	-	-	-	803
Total operating expenses	-	-	-	27,593

Income (Loss) from discontinued operations	$-	$-	$-	$8,997

The consolidated statement of operations was restated to reflect the reclassification of the discontinued operations.

There were no assets or liabilities from discontinued operations the nine months and year ended December 31, 2016 and March 31, 2016.

The Company recognized a loss on the disposal of the Natural Wellness subsidiary:

TAURIGA SCIENCES, INC. AND SUBSIDIARY

Loss on disposal of Natural Wellness (subsidiary)

Cash	$19,219
Inventory, at cost	81,198
Prepaid expenses	16,461
Property and equipment, net	8,541
Less cash received for sale of inventory	(20,462)
Loss on disposal of continuing operations	$104,957

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – PROPERTY AND EQUIPMENT

The Company’s property and equipment is as follows:

	December 31, 2016	March 31, 2016	Estimated Life

Computers, office furniture and equipment	$57,023	$55,942	3-5 years

Less: accumulated depreciation	(55,957)	(49,028)

Net	$1,066	$6,914

Depreciation expense for the nine months ended December 31, 2016 and 2015 was $6,929 and $7,741, respectively.

NOTE 5 – COMMITMENT

On December 23, 2016, the Company, entered into a non-exclusive, 12 month, license agreement with Cleveland, Ohio based cosmetics products firm Ice + Jam LLC (“Ice + Jam”). The Company will market Ice + Jam’s proprietary Cupuacu Butter lip balm, sold under the trademark HERMAN. The Company will pay the production costs for all product it sells to retail customers or distributors. The Company further paid $2,190 as a prepaid deposit on future inventory for the purchase of 1,500 units at unit cost of $1.46. As of December 31, 2016, none of the units have been completed therefore the Company has recorded the payment as a prepaid asset.

NOTE 6 – INTANGIBLE ASSETS

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

Green Hygienics, Inc.

On May 31, 2013, the Company executed a licensing agreement with GHI. The Licensing Agreement with GHI will enable the Company, on an exclusive basis for North America, to market and sell 100% tree-free, bamboo-based, biodegradable, hospital grade wipes, as well as other similar products to commercial entities including medical facilities, schools, and more. The Company agreed to pay $250,000 for the licensing rights. In addition, the Company issued 4,347,826 shares of its common stock to GHI whereas GHI’s parent company, Green Innovations Ltd. (“GNIN”) has issued the Company 625,000 shares of common stock of GNIN, valued at $250,000. The terms of the Licensing Agreement provide for the equal recognition of profits between the Company and GHI on the sales by the Company.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – INTANGIBLE ASSETS (CONTINUED)

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

On December 22, 2016, the Company, entered in a membership interest transfer agreement with Open Therapeutics, LLC, an Ohio limited liability company (“Open Therapeutics” formerly Bacterial Robotics LLC and Microbial Robotics, LLC), whereby the Company sold 80% of its membership interest in Pilus which included the patents. Open Therapeutics agreed to terminate and cancel 80% of the unexercised portion of the warrant to purchase 28,917,647 shares (or 23,134,118 warrants) of the Company’s common stock (issued on January 28, 2014). Open Therapeutics will pay 20% of the net profit generated, to the Company from the previous year’s earnings after the initial $75,000 of profit (reflected as a contingent liability on the consolidated balance sheet). The Company further agreed it would vote its 20% membership interest in Pilus Energy in the same manner that Open Therapeutics votes its membership interest on all matters for which a member vote is required.

Breathe Ecig Corp

On March 31, 2015, the Company entered into a license agreement with Breathe Ecig Corp. (which has subsequently changed its name of White Fox Ventures, Inc.) (“Breathe”) whereby the Company issued 10,869,565 shares of its common stock, valued at $100,000, to Breathe for certain licensing rights, as defined in the agreement. Amortization of the license fee will commence on April 1, 2015 over the two-year term of the agreement (See Note 12). As Breathe is worthless as of the date of this report, the Company has written off the entire $100,000 value as of March 31, 2015.

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

NOTE 6 – INTANGIBLE ASSETS (CONTINUED)

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

On December 22, 2016, the Company, entered in a membership interest transfer agreement with Open Therapeutics, LLC, an Ohio limited liability company (“Open Therapeutics” formerly Bacterial Robotics LLC and Microbial Robotics, LLC), whereby the Company sold 80% of its membership interest in Pilus. Open Therapeutics agreed to terminate and cancel 80% of the unexercised portion of the warrant to purchase 28,917,647 shares (or 23,134,118 warrants) of the Company’s common stock (issued on January 28, 2014). Open Therapeutics will pay 20% of the net profit generated, to the Company from the previous year’s earnings after the initial $75,000 of profit (reflected as a contingent liability on the consolidated balance sheet). The Company further agreed it would vote its 20% membership interest in Pilus Energy in the same manner that Open Therapeutics votes its membership interest on all matters for which a member vote is required.

As a result of the sale of the patents to Open Therapeutics, the Company had fully impaired the value of the patents prior to the sale, and the warrants canceled as a result of this transaction was valueless as there is no intrinsic value to them. The Company recorded no gain or loss. Upon Open Therapeutics profitability with respect to this technology, the Company will be the beneficiary of a profit split as noted in the agreement, and will recognize revenue from that in the future.

The cost of the patent and related amortization at December 22, 2016 and March 31, 2016 is as follows, prior to the sale:

	Fair Value	Estimated Life

Cash advanced on signing the memorandum of understanding and closing agreement	$100,000	16.5 years
Fair value of the warrant for 100,000,000 shares of the Company’s common stock	1,710,000
Total	1,810,000
Less amortization in the year ended March 31, 2015	18,540
Net value at March 31, 2015 prior to impairment	$1,791,460
Impairment in the year ended March 31, 2015	1,791,460
Net value for the year ended March 31, 2016 and at December 22, 2016	—

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – EMBEDDED DERIVATIVES – FINANCIAL INSTRUMENTS

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

As of March 31, 2015, the value of the derivative liability associated with the convertible notes was $90,000 associated with the Class B warrants issued to Hanover Holdings I, LLC, as the warrants had been converted into shares of common stock during the three months ended June 30, 2015. As a result of the Union Note and various Group 10 Notes, which contain anti-ratchet clauses, the Company recorded a derivative liability at inception of these notes, and mark to market each reporting period, the fair value of the derivative liability. In the nine months ended December 31, 2016, the Company recognized a loss on the fair value of the derivative liability in the amount of $102,134 bringing the fair value of the derivative liability to $804,410. In the year ended March 31, 2016, the Company recognized a loss on the fair value of the derivative liability in the amount of $277,700.

NOTE 8 – CONVERTIBLE NOTES AND NOTES PAYABLE

Union Capital, LLC – Note dated May 28, 2015

On May 28, 2015, the Company entered into a Securities Purchase Agreement (the “Union Purchase Agreement”) with Union Capital, LLC (“Union”) for the purchase of a 7% Convertible Redeemable Note in the principal amount of $104,000 with a maturity date of May 28, 2016 (the “Union Note”). The Company received gross proceeds of $100,000 under the Union Note. The Company granted Union 12,500,000 shares of Company common stock for a commitment fee in consideration of the Union Note. Pursuant to the terms of the Union Note, at any time Union may convert any principal and interest due to it at a 20% discount to the lowest closing bid price of Company common stock for the five trading days prior to the conversion notice. Additionally, the discount will be adjusted on a ratchet basis in the event the Company offers a more favorable discount rate or look-back period to a third party during the term of the Union Note. Union will not be allowed to convert into shares of common stock that would result in it beneficially owning more than 9.99% of the Company’s issued and outstanding common stock. The Company may prepay the amounts under the Union Note as follows: (i) if prepaid within ninety days, the Company must pay a 15% premium on all principal and interest outstanding and (ii) if prepaid after ninety days but before the one hundred and eighty-one day, the Company must pay a 30% premium on all principal and interest outstanding. The Company intends to use its best efforts to repay the Union Note within the first ninety days. The Company agreed to reserve 33,000,000 shares of its common stock to satisfy its obligations under the Union Note. This reserve will be increased to three times the number of shares of common stock upon the approval of the Company’s stockholders of an increase in the number of authorized shares of common stock. The Company agreed to call a special meeting solely for such purpose with fifteen days of the Union Note. The $104,000 remains outstanding at December 31, 2016 (reflected as a derivative liability), and the $4,000 discount was expensed in the three months ended June 30, 2015.

As a provision of this note, the Company shall have its common stock delisted from a market (including the OTCQB marketplace) shall be considered an event of default. As of July 15, 2015, with the Company’s delisting from the OTCQB Exchange resulting for failure to timely file the Company’s annual report with the Securities and Exchange Commission (“SEC”) violating Regulation SX, Rule 2-01 as a direct result of the Company not being able to obtain properly audited financial statements. Due to the breach under common stock delisting from market the outstanding principal due under this note shall be increased by 50%. The new principal balance of the note increased to $156,000 with current accrued interest of $55,733.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – CONVERTIBLE NOTES AND NOTES PAYABLE (CONTINUED)

Union Capital, LLC – Note dated May 28, 2015 (Continued)

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

Group 10 Holdings LLC – Note dated July 14, 2015

On July 14, 2015, the Company entered into a $96,000 20% OID convertible debenture with Group 10 Holdings LLC. Along with this note, 15,000,000 commitment shares were issued to the holder, earned in full upon purchase of debenture. This note bears 12% interest per annum with a default interest rate of the lesser of 18% or the or the maximum rate permitted under applicable law, effective as of the issuance date of this debenture (“default interest rate”). If any event of default occurs, the outstanding principal amount of this debenture, plus accrued but unpaid interest, liquidated damages and other amounts owing in respect thereof through the date of acceleration, shall become, at holder’s election, immediately due and payable in cash in the sum of (a) one hundred eighteen percent (118%) of the outstanding principal amount of this debenture plus one hundred percent (100%) of accrued and unpaid interest thereon and (b) all other amounts, costs, expenses and liquidated damages due in respect of this debenture (“Mandatory Default Amount”). After the occurrence of any event of default, the interest rate on this debenture shall accrue at an interest rate equal the default interest rate.

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

If the market capitalization of the borrower is less than eight hundred thousand dollars ($800,000) on the day immediately prior to the date of the notice of conversion, then the conversion price shall be twenty-five percent (25%) multiplied by the lowest closing price as of the date a notice of conversion is given (which represents a discount rate of seventy-five percent (75%). Additionally, if the closing price of the borrower’s common stock on the day immediately prior to the date of the notice of conversion is less than $0.002 then the conversion price shall be twenty-five percent (25%) multiplied by the lowest closing price as of the date a notice of conversion is given (which represents a discount rate of seventy-five percent (75%).

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

The note also contains a most favored nations status provision whereby the borrower or any of its subsidiaries issue any security (in an amount under one million dollars ($1,000,000) with any term more favorable to the holder such more favorable term, at holder’s option, shall become a part of the transaction documents with holder.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – CONVERTIBLE NOTES AND NOTES PAYABLE (CONTINUED)

Convertible Notes Payable (Continued)

Group 10 Holdings LLC – Note dated July 14, 2015 (Continued)

As of July 15, 2015, with the Company’s delisting from the OTCQB Exchange resulting for failure to timely file the Company’s annual report with the Securities and Exchange Commission (“SEC”) violating Regulation SX, Rule 2-01 as a direct result of the Company not being able to obtain properly audited financial statements.

Due to the breach under common stock delisting from market the outstanding principal due under this note shall be increased by 18%. The new principal balance of the note increased to $113,280 with current accrued interest of $29,863.

On December 6, 2016, Group 10 formally notified the Company of the amount of the default penalty being charged under their default penalty clause. This penalty resulted in the amount of $348,000. The current amount as demanded by the note holder was recorded as interest expense.

Group 10 Holdings LLC – Note dated August 3, 2016

On August 3, 2016, the Company entered into a $48,000 convertible debenture with OID in the amount of $8,000 with Group 10 Holdings LLC. Along with this note, 8,000,000 commitment shares must be issued to the holder within 15 days or an event of default will have occurred (shares were issued on August 4, 2016), earned in full upon purchase of the debenture. This debenture bears 12% interest per annum with a default interest rate of the lesser of 18% or the or the maximum rate permitted under applicable law, effective as of the issuance date of this debenture (“default interest rate”). If any event of default occurs, the outstanding principal amount of this debenture, plus accrued but unpaid interest, liquidated damages and other amounts owing in respect thereof through the date of acceleration, shall become, at holder’s election, immediately due and payable in cash in the sum of (a) one hundred eighteen percent (118%) of the outstanding principal amount of this debenture plus one hundred percent (100%) of accrued and unpaid interest thereon and (b) all other amounts, costs, expenses and liquidated damages due in respect of this debenture (“mandatory default amount”). After the occurrence of any event of default, the interest rate on this debenture shall accrue at an interest rate equal the default interest rate.

The holder had the right, but not the obligation, at any time after the issuance date and until the maturity date, or thereafter during an event of default, to convert all or any portion of the outstanding principal amount, accrued interest and fees due and payable thereon into fully paid and non-assessable shares of common stock of borrower at the conversion price, (the “conversion shares”) which shall mean the lesser of (a) sixty percent (60%) multiplied by the lowest closing price during the thirty-five (35) trading days prior to the notice of conversion is given (which represents a discount rate of forty percent (40%)) or (b) one-half of a penny ($0.005).

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

Beginning on October 1, 2016 and continuing thereafter, so long as this debenture remained outstanding, if the Company was not current with its reporting responsibilities under Section 13 of the Exchange Act or failed to timely file, when due, any SEC report, including any required XBRL file along with such report (e.g., Forms 8-K, 10-Q or 10-K, or Schedules 14A, 14C or 14(f)), or, if the filing date of such report is properly extended pursuant to SEC Rule 12b-25, when the date of any such filing extension lapses, or any post-effective amendment to any SEC Registration Statement such shall be considered an event of default. Following the occurrence and during the continuance of an event of default, the Company agreed to pay to the holder in the amount equal to one thousand dollars ($1,000) per business day commencing the business day following the date of the event of default. On December 5, 2016, the Company, upon regaining full reporting status, cured this event of default. The default penalty of $45,000 for the period of 45 days was settled for 10,000,000 common shares of Company stock ($0.0045 per share). The current amount was recorded as interest expense and a liability for stock to be issued.

On November 7, 2016 44,000,000 shares in the amount of $50,160 ($0.00114 per share) were issued to convert the 12% convertible note issued on August 3, 2016 which was held by Group 10. The note had a face value of $48,000 with accrued interest of $2,160.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – CONVERTIBLE NOTES AND NOTES PAYABLE (CONTINUED)

Convertible Notes Payable (Continued)

Group 10 Holdings LLC – Note dated November 7, 2016

On November 7, 2016, the Company entered into a $45,000 convertible debenture with OID in the amount of $7,000 with Group 10 Holdings LLC. Along with this note, 8,000,000 commitment shares must be issued to the holder within 15 days or an event of default will have occurred, earned in full upon purchase of the debenture. This debenture bears 12% interest per annum with a default interest rate of the lesser of 18% or the or the maximum rate permitted under applicable law, effective as of the issuance date of this debenture (“default interest rate”). If any event of default occurs, the outstanding principal amount of this debenture, plus accrued but unpaid interest, liquidated damages and other amounts owing in respect thereof through the date of acceleration, shall become, at holder’s election, immediately due and payable in cash in the sum of (a) one hundred eighteen percent (118%) of the outstanding principal amount of this debenture plus one hundred percent (100%) of accrued and unpaid interest thereon and (b) all other amounts, costs, expenses and liquidated damages due in respect of this debenture (“mandatory default amount”). After the occurrence of any event of default, the interest rate on this debenture shall accrue at an interest rate equal the default interest rate. The $45,000 remains outstanding at December 31, 2016 (reflected as a derivative liability). The current accrued interest of $799.

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

The holder shall have the right, but not the obligation, at any time after the issuance date and until the maturity date, or thereafter during an event of default, to convert all or any portion of the outstanding principal amount, accrued interest and fees due and payable thereon into fully paid and non-assessable shares of common stock of borrower at the conversion price, (the “conversion shares”) which shall mean the lesser of (a) sixty percent (60%) multiplied by the lowest closing price during the thirty-five (35) trading days prior to the notice of conversion is given (which represents a discount rate of forty percent (40%)) or (b) one-half of a penny ($0.003).

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

NOTE 8 – CONVERTIBLE NOTES AND NOTES PAYABLE (CONTINUED)

Convertible Notes Payable (Continued)

Group 10 Holdings LLC – Note dated November 7, 2016 (Continued)

Further, as part of the terms of this note the Company agrees that it will not incur further indebtedness other than (a) lease obligations and purchase money indebtedness of up to one hundred thousand dollars, in the aggregate, incurred in connection with the acquisition of capital assets and lease obligations with respect to newly acquired or leased assets, (c) indebtedness that (i) is expressly subordinate to this debenture pursuant to a written subordination agreement with holder that is acceptable to holder in its sole and absolute discretion and (ii) matures at a date sixty (60) days later than the maturity date, (d) trade payables and other accounts payable of borrower incurred in the ordinary course of business in accordance with GAAP and not evidenced by a promissory note or other security, and (e) indebtedness existing on the date hereof and set forth on the Balance Sheet dated March 31, 2016, provided that (x) the terms of such indebtedness are not changed from the terms in effect as of the most recent balance sheet date, and (y) any such indebtedness which is for borrowed money is not due and payable until after November 7, 2017.

ADAR BAYS, LLC – Note dated December 19, 2016

On December 19, 2016, the Company entered into a $60,950 convertible debenture with OID in the amount of $7,950 with ARDAR BAYS, LLC. with a face value of $60,950 and having a maturity date of February 15, 2017. The note bears an interest rate of 12% with a default interest rate of 24%. The Company further agreed to issue 5,000,000 common share as commitment shares recorded at a value of $32,000 ($0.0065 per share) based on the closing price on the effective date of the note. As of December 31, 2016, the shares have not been issued and the value was recorded as liability of stock to be issued. The current accrued interest of $240.

The holder of this note is entitled, at its option, at any time commencing 60 days after the date of funding to the Company by the holder, to convert all or any amount of the principal face amount of this note then outstanding into shares of the Company’s common stock at a conversion price for each share of Common Stock equal to 80% of the lowest trading price (20% discount) of the Common Stock as reported on the National Quotations Bureau OTC Market exchange which the Company’s shares are traded or any exchange upon which the common stock may be traded in the future, for the twenty prior trading days including the day upon which a notice of conversion is received by the Company.

If the note is still outstanding on the 6-month anniversary, then the conversion discount shall be increased from 20% to 35% such that the conversion price will be equal to 65% of the lowest trading price of the common stock for the twenty trading days immediately preceding the delivery of a notice of conversion. In no event shall the holder be allowed to effect a conversion if such conversion, along with all other shares of company common stock beneficially owned by the holder and its affiliates would exceed 9.9% of the outstanding shares of the common stock of the company.

Upon an Event of Default, or at any time thereafter, unless cured within 5 days, at the option of the holder and in the holder’s sole discretion, the holder may consider this note immediately due and payable. Default interest shall accrue at a default interest rate of lesser of 24% per annum or at the highest rate permitted by law. In the event of a breach whereby the company does not deliver to the holder, common stock without restrictive legend within 3 business days of its receipt of a notice of conversion (including an opinion of counsel expressing support of the removal of a restrictive legend) penalty shall be $250 per day the shares are not issued beginning on the 4th day after the conversion notice was delivered to the Company. This penalty shall increase to $500 per day beginning on the 10th day. The penalty for a breach of the Company causing to lose the bid price for its stock shall be an increase of the outstanding principal amounts by 20%. In case of a breach of the Company having its Common Stock delisted from an exchange or, if the Common Stock is suspended for more than 10 consecutive days or ceases to file its 1934 act reports with the SEC, the outstanding principal due under this Note shall increase by 50%. If this Note is not paid at maturity, the outstanding principal due under this Note shall increase by 10%. Further, if a breach occurs from the Company becoming delinquent in its periodic report filings with the Securities and Exchange Commission occurs or continues after the 6-month anniversary of the note, then the holder shall be entitled to use the lowest closing bid price during the delinquency period as a base price for the conversion.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – CONVERTIBLE NOTES AND NOTES PAYABLE (CONTINUED)

Convertible Notes Payable (Continued)

ADAR BAYS, LLC – Note dated December 19, 2016 (Continued)

The Company shall reserve, with transfer agent, 53,464,000 shares of its common stock for conversions under this note. Upon full conversion of this note, any shares remaining in the share reserve shall be cancelled. The Company should at all times reserve a minimum of four times the amount of shares required if the note would be fully converted. The holder may reasonably request increases from time to time to reserve such amounts. The Company will instruct its transfer agent to provide the outstanding share information to the holder in connection with its conversions.

This note is further guaranteed by Seth Shaw, Chief Executive Officer of the Company. Mr. Shaw pledged 37,500,000 shares of his Common Stock as collateral for payment obligation under this note.

Convertible Notes Payable to Individuals

The Company at December 31, 2016 and March 31, 2016 had $158,775 and $253,775 ($18,000 of which is to a related party), respectively of notes payable to individuals. The notes are convertible into common stock of the Company at $0.025 per share. The interest rates range between 3% and 8% per annum and the notes are unsecured. During the three months ended June 30, 2016, the Company issued 33,900,000 shares of common stock at a value $135,600 ($0.004 per share) to convert notes payable in the amount $113,000 (including a related party note in the amount of $18,000) plus a 20% conversion premium which was recorded as interest expense in the amount $22,600 and converted into shares of common stock (see following paragraph). During the year ended March 31, 2016 no notes were converted to common stock.

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

The balance of this $180,000 or the other $90,000 was to be wired directly to a Japanese based consumer product firm called Eishin, Inc., but there was never any documentation provided to support this $90,000. The Company is in dispute with the noteholder, and has not recorded this liability as of December 31, 2016. If the proper documentation is provided to the Company, they will record the liability at that time. In addition, the Company has accrued $13,186 in interest on this amount as of December 31, 2016.

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

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – CONVERTIBLE NOTES AND NOTES PAYABLE (CONTINUED)

Convertible Notes Payable (Continued)

Non-convertible Debt Financing (Continued)

Alternative Strategy Partners PTE Ltd. Continued)

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

Lastly on October 9, 2015, ASP Managing Director (Yuhi Horiguchi) notified the Company via email that any and all warrants that had been previously mentioned in the $180,000 note were fully cancelled. As a result there are no warrants in existence, in accordance with this $180,000 non-convertible debenture. Nor have there been any defaults that ASP has notified the Company.

Interest expense for the three and nine months ended December 31, 2016 was $486,315 and $587,768 compared to $24,973 and $48,180 the same period in the prior year, respectively. The increased interest expense was largely due to the Group 10 default penalty in the amount of $348,000. Accrued interest at December 31, 2016 and March 31, 2016 was $118,921 and $86,812, respectively.

NOTE 9 – RELATED PARTIES

On May 27, 2015, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with Lawrence May Enterprises, an accredited investor for the sale of a debenture with aggregate gross proceeds to the Company of $18,000. Pursuant to the terms of the agreement, the investor was granted 1,800,000 shares of Company common stock as a commitment fee. These shares were issued on June 15, 2016. Additionally, the Company was required to repay the amounts raised under the Purchase Agreement prior to December 1, 2015 except as described below. The Purchase Agreement provides the Company with the following prepayment options: (i) if prepaid prior to August 31, 2015, the Company must pay each investor the amount invested plus a 10% premium and (ii) if prepaid after August 31, 2015 but prior to December 1, 2015, the Company must pay each investor the amount invested plus a 20% premium. In the event the Company has not repaid the amounts as described above, on December 1, 2015 the Company has the option to convert all amounts raised under the Purchase Agreements into shares of common stock based on a 20% discount to the Company’s VWAP (as defined in the Purchase Agreement) for the three Trading Days (as defined in the Purchase Agreement) prior to December 1, 2015.

NOTE 10 – STOCKHOLDERS’ DEFICIT

Common Stock

The Company is authorized to issue 2,500,000,000 shares of its common stock. Effective December 31, 2016, 1,559,280,548 shares of common stock are outstanding.

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

NOTE 10 – STOCKHOLDERS’ DEFICIT (CONTINUED)

Common Stock (Continued)

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

Fiscal Year 2017

During the nine months ended December 31, 2016, the Company issued 33,900,000 shares of common stock at a value $135,600 ($0.004 per share) to convert notes payable in the amount $113,000 (including a related party note in the amount of $18,000) plus a 20% conversion premium which was recorded as interest expense in the amount $22,600.

During the nine months ended December 31, 2016, the Company issued 93,375,000 shares of common stock ($0.004 per share) for proceeds of $373,500.

During the nine months ended December 31, 2016, the Company issued 123,500,000 shares of common stock for services rendered valued at $831,850 ($0.0041 to $0.0088 per share).

During the nine months ended December 31, 2016, the Company issued 29,300,000 shares of common stock for commitment shares to note holders at a value of $223,400 ($0.0045 to $0.01 per share).

On November 7, 2016 44,000,000 shares in the amount of $50,160 ($0.00114 per share) were issued to convert a 12% convertible note issued on August 3, 2016 which was held by Group 10. The note had a face value of $48,000 with accrued interest of $2,160.

On November 18, 2016, the Company issued 15,384,615 common shares of Company stock to settle an outstanding payable in the amount of $197,593. Based on the market value on the day of issuance of $103,077 ($0.0067 per common share) the Company recognized a gain on the extinguishment of liability in the amount of $94,516.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – STOCKHOLDERS’ DEFICIT (CONTINUED)

Fiscal Year 2017 (Continued)

In connection with some of the consulting agreements and board advisory agreements the Company has entered into, as the following clauses are part of the compensation arrangements: a) the consultant will be reimbursed for all reasonable out of pocket expenses, b) to the extent the consultant introduces the Company to any sources of equity or debt arrangements, the Company agrees to pay 8% to 10% in cash and 8% to 10% in common stock of the Company of all cash amounts actually received by the Company and 2% for debt arrangements, and c) the Company, in its sole discretion, may make additional cash payments and/or issue additional shares of common stock to the consultant based upon the consultant’s performance.

Warrants for Common Stock

The following table summarizes warrant activity for the nine months ended December 31, 2016 and the year ended March 31, 2016:

			Weighted
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding at March 31, 2015	106,941,932	$0.02	4.49 Years	$10,050,000

Granted	-	-
Expired	-	-
Exercised	(29,188,403)	(0.01)
Canceled	-	-

Outstanding at March 31, 2016	77,303,529	$0.02	4.49 Years	$10,050,000

Granted	37,350,000	0.01	2.44 Years	-
Expired	-	-
Exercised	-	-
Canceled	(23,134,118)	(0.02)

Outstanding and exercisable at December 31, 2016	91,519,411	$0.02	3.41 Years	$-

The warrants were valued utilizing the following assumptions employing the Black-Scholes Pricing Model:

	Nine Months Ended December 31, 2016	Year Ended March 31, 2016

Volatility	203%	n/a
Risk-free rate	0.66%	n/a
Dividend	-	-
Expected life of warrants	2.35	n/a

For the nine months ended December 31, 2016, the Company entered into Stock Purchase agreements (“SPA’s”) with 20 qualified investors, subsequently issuing 93,375,000 shares of common stock. In accordance with terms of the SPA’s, each investor was awarded 1 Non-cashless Warrant (with a term of 36 months) for every 2.5 shares of stock purchased. The strike price of these warrants is 1 cent per share. The total warrants of 37,350,000 are classified as additional paid in capital. The warrants are classified as equity as they contain no provisions that would enable liability classification.

On December 22, 2016, the Company, entered in a membership interest transfer agreement with Open Therapeutics, LLC, an Ohio limited liability company (“Open Therapeutics” formerly Bacterial Robotics LLC and Microbial Robotics, LLC), whereby the Company sold 80% of its membership interest in Pilus which included the patents. Open Therapeutics agreed to terminate and cancel 80% of the unexercised portion of the warrant to purchase 28,917,647 shares (or 23,134,118 warrants) of the Company’s common stock (issued on January 28, 2014). Open Therapeutics will pay 20% of the net profit generated, to the Company from the previous year’s earnings after the initial $75,000 of profit (reflected as a contingent liability on the consolidated balance sheet). The Company further agreed it would vote its 20% membership interest in Pilus Energy in the same manner that Open Therapeutics votes its membership interest on all matters for which a member vote is required.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – STOCKHOLDERS’ DEFICIT (CONTINUED)

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

Volatility	220%
Expected dividend rate	-
Expected life of options in years	10
Risk-free rate	1.87%

The following table summarizes option activity for the nine months and year ended December 31, 2016 and March 31, 2016:

Weighted
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding at March 31, 2015	10,000,000	$0.10	6.85 Years	$—

Granted	—	—
Expired	—	—
Exercised	—	—

Outstanding at March 31, 2016	10,000,000	$0.10	5.84 Years	$—

Granted	—	—
Expired	—	—
Exercised	—	—

Outstanding and exercisable at December 31, 2016	10,000,000	$0.10	5.09 Years	$—

Stock-based compensation for the nine months ended December 31, 2016 and 2015 was $17,656 and $589,635, respectively.

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

Deferred tax assets consist of the following:

	December 31, 2016	March 31, 2016
Net operating losses	$5,910,000	$5,180,000
Impairment of assets	2,490,000	2,490,000
Valuation allowance	(8,400,000)	(7,670,000)
	$-	$-

At December 31, 2016, the Company had a U.S. net operating loss carryforward in the approximate amount of $20 million available to offset future taxable income through 2036. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods. The Company also has a Canadian carry forward loss which approximates $700,000 and is available to offset future taxable income through 2036. The valuation allowance increased by $730,000 and $580,000 in the nine months ended December 31, 2016 and the year ended March 31, 2016, respectively.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and the federal statutory rate for the nine months ended December 31, 2016 and 2015 is summarized as follows.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – PROVISION FOR INCOME TAXES (CONTINUED)

	2016	2015
Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefits	(3.3)	(3.3)
Foreign tax	(0.3)	(0.3)
Valuation allowance	37.6	37.6
	0%	0%

NOTE 12 – INVESTMENTS - AVAILABLE FOR SALE SECURITIES

The Company’s investments in Green Innovations, Ltd and Breathe Ecig Corp. are included within Current Assets as they are expected to be realized in cash within one year. The investments are recorded at fair valve with unrealized gains and losses, net of applicable taxes, in Other Comprehensive Income. The Company’s investment in Green Innovations, Ltd has a cost of $250,000, unrealized loss of $249,437 and a fair value of $563 at December 31, 2016. At March 31, 2016, the unrealized loss was $249,250 and the fair value was $750, respectively. The investment in Breathe Ecig Corp has been written off as of December 31, 2015 as there is no value in that company.

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

The Company in its lawsuit is seeking damages against Cowan Gunteski (and its malpractice insurance policy) expected to exceed $4,000,000. There is no guarantee that the Company will be successful in this lawsuit.

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

On March 22, 2016, the Company decided that its good faith efforts to settle its ongoing litigation with Cowan Gunteski & Co. P.A. have proven unsuccessful. Therefore, the Board of Directors of the Company unanimously agreed to proceed forward with the litigation. The Company is continuing to seek the assistance of independent experts, to help ascribe dollar amounts for certain damages suffered by the Company (“provable damages”). At this point in time, the Company has realized out of pocket cash losses and liabilities (inclusive of liquidated damages) that exceed $850,000. Additional potential damages include but are not limited to: inability to properly maintain Pilus Energy’s Intellectual Property (“Pilus IP”), the July 31, 2015 delisting of the Company shares from OTCQB to Pink Sheets, loss of market capitalization (“market cap”), loss of trading liquidity (“trading volume”), and loss of substantial business opportunities. In aggregate the Company intends to seek monetary award(s), during trial, in excess of $4,000,000. That figure is expected to continually increase as additional time lapses.

On September 29, 2016, the judge presiding over the case approved the ruled on the two outstanding motions filed on June 13, 2016. The motion to transfer the case to United States District Court for the District of New Jersey was approved, however the judge denied the defendants’ motion to dismiss the lawsuit. Depositions have commenced in this case.

On January 19, 2017, the Company, along with Cowan Gunteski, participated in a pretrial status conference before a magistrate. During this meeting a pretrial scheduling order ruled: Rule 26 Meeting Report will be due by February 3, 2017; motions to amend/join new parties will be due by March 15, 2017; a telephone status conference be set for April 20, 2017; fact discovery will be due by April 28, 2017; an additional telephone status conference is set for June 6, 2017. The Company continues to compile expert reports to support its damages being sought and expects that it will seek damages at trial exceeding $4,000,000. The Company expects trial shall take place during the second or third calendar quarter of 2017.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – FAIR VALUE MEASUREMENTS

The following summarizes the company’s financial assets and liabilities that are measured at fair value on a recurring basis at December 31, 2016 and March 31, 2016:

		December 31, 2016
	Level 1	Level 2	Level 3		Total
Assets
Investment-available-for-sale security	$563	$—	$—		$563

Liabilities
Derivative liabilities	$—			$$804,410	$804,410

	March 31, 2016
	Level 1	Level 2	Level 3		Total
Assets
Investment-available-for-sale security	$750	$—	$—		$750

Liabilities
Derivative liabilities	$—			$$670,577	$670,577

The estimated fair values of the Company’s derivative liabilities are as follows:

	Convertible	Derivative
	Notes	Liability	Total
Liabilities Measured at Fair Value

Balance as of March 31, 2015	$—	$90,000	$90,000

Revaluation (gain) loss	—	670,577	670,577

Issuances, net	—	(90,000)	(90,000)

Balance as of March 31, 2016	$—	$670,577	$670,577

Revaluation (gain) loss	—	102,134	102,134

Derivative expense on new debt	—	9,691	9,691

Issuances, net	—	22,008	22,008

Ending balance as of December 31, 2016	$—	$804,410	$804,410

NOTE 15 – SUBSEQUENT EVENTS

Common Stock Issuances

On January 4, 2017, a noteholder of a convertible note payable dated May 28, 2015 converted $20,541 of principal and interest for 17,117,117 common shares ($0.0012 per share).

On January 5, 2017, the Company entered into a stock purchase agreement with and investor to purchase 11,000,000 common shares for an investment of $55,000 ($0.005 per share). The shares are pending issuance and are recorded as a liability for stock to be issued.

On January 17, 2017, the Company issued 19,000,000 common shares (value of $111,000) to various consultants for services provided in the three months ended December 31, 2016. The Company also issued 5,000,000 shares (value of $25,000) to a note holder as commitment shares.

On January 24, 2017, the Company issued 10,000,000 common shares of Company stock to convert a $45,000 liability ($0.0045 per share) to a noteholder to settle a debt under a default penalty clause (SEE NOTE 8).

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – SUBSEQUENT EVENTS (CONTINUED)

Legal Matters

On January 19, 2017, the Company, along with Cowan Gunteski, participated in a pretrial status conference before a magistrate. During this meeting a pretrial scheduling order ruled: Rule 26 Meeting Report will be due by February 3, 2017; motions to amend/join new parties will be due by March 15, 2017; a telephone status conference be set for April 20, 2017; fact discovery will be due by April 28, 2017; an additional telephone status conference is set for June 6, 2017. The Company continues to compile expert reports to support its damages being sought and expects that it will seek damages at trial exceeding $4,000,000. The Company expects trial shall take place during the second or third calendar quarter of 2017

Convertible Notes

On January 27, 2017, the Company entered into a one year 8% convertible note in the amount of $18,000 with Eagle Equities, LLC. This note bears a default interest rate of 24%. The holder of this note is entitled, at its option, at any time, to convert all or any amount of the principal face amount of this note then outstanding into shares of the Company's common stock at a conversion price for each share equal to 75% of the lowest closing bid price as reported on the National Quotations Bureau OTC Market Exchange which the Company’s shares are traded or any exchange upon which the common stock may be traded in the future for the ten (10) prior trading days including the day upon which a Notice of Conversion is received by the Company.

In the event the Company experiences a DTC “Chill” on its shares, the Conversion Price shall be decreased to 65% instead of 75% while that “Chill” is in effect. If the Company fails to maintain the share reserve at the 4x discount of the note 60 days after the issuance of the note, the conversion discount shall be increased by 10%.

During the first one hundred eighty (180) days, borrower may prepay the principal amount of this debenture and accrued interest thereon, with a premium, as set forth below (“prepayment premium”), such redemption must be closed and funded within three (3) days. The amount of each prepayment premium shall be as follows: (a) there will be no payment penalty for redemptions in the first 30 days after the note issuance; (b) one hundred ten percent (110%) of the prepayment amount if such prepayment is made at any time from thirty-one (31) days after the issuance date until sixty (60) days after the issuance date; (c) one hundred fifteen percent (115%) of the prepayment amount if such prepayment is made at any time from sixty-one (61) days after the issuance date until ninety (90) days after the issuance date made; (d) one hundred twenty percent (120%) of the prepayment amount if such prepayment is made at any time from ninety-one (91) days after the issuance date until one hundred twenty (120) days after the issuance date made; and (e) one hundred twenty five percent (125%) of the prepayment amount if such prepayment is made at any time from one hundred twenty (120) days after the issuance date until one hundred eighty (180) days after the issuance date made. This note may not be prepaid after one hundred (180) eighty days.

In the event of default whereby the Company shall have its common stock delisted from an exchange the outstanding principal due under this note shall increase by 50%. If this note is not paid at maturity, the outstanding principal due under this note shall increase by 10%. Further, if a breach of Company becoming delinquent in its periodic report filings with the Securities and Exchange Commission occurs or is continuing after the 6 month anniversary of the Note, then the Holder shall be entitled to use the lowest closing bid price during the delinquency period as a base price for the conversion.

The Company shall issue irrevocable transfer agent instructions reserving 21,333,000 shares of its Common Stock for conversions under this note. Upon full conversion of this Note, any shares remaining in the Share Reserve shall be cancelled. The company should at all times reserve a minimum of four times the amount of shares required if the note would be fully converted.

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

Business Overview

On October 29, 2013 the Company entered into a Strategic Alliance with Synthetic Biology Pioneer Bacterial Robotics LLC to Develop and Commercialize Industry Specific Bacterial Robots “BactoBots”. Under terms of the Agreement the companies will jointly develop a nuclear industry-specific Bacterial Robot (“BactoBots(TM)”). BactoBots are ubiquitous microscopic robots applicable to therapeutics, wastewater, and chemicals. Specifically, Bacterial Robotics owns a family of intellectual property beginning with U.S Patent # 8,354,267 B2 that relates generally to genetically enhanced bacteria that conduct specific functions. Bacterial Robotics initial focus with Tauriga was to develop a proprietary BactoBot to remediate wastewater generated by nuclear energy production.

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

On December 22, 2016, the Company, entered in a membership interest transfer agreement with Open Therapeutics, LLC, an Ohio limited liability company (“Open Therapeutics” formerly Bacterial Robotics LLC and Microbial Robotics, LLC), whereby the Company sold 80% of its membership interest in Pilus, which included thepatents. Open Therapeutics agreed to terminate and cancel 80% of the unexercised portion of the warrant to purchase 28,917,647 shares (or 23,134,118 warrants) of the Company’s common stock (issued on January 28, 2014). Open Therapeutics will pay 20% of the net profit generated, to the Company from the previous year’s earnings after the initial $75,000 of profit (reflected as a contingent liability on the consolidated balance sheet). The Company further agreed it would vote its 20% membership interest in Pilus Energy in the same manner that Open Therapeutics votes its membership interest on all matters for which a member vote is required.

On November 15, 2016, the Company announced that it will form a new wholly owned subsidiary focused on the development, marketing and distribution of products that target muscle tension. The subsidiary will be called ColluMauxil Therapeutics LLC (“ColluMauxil”), which is based on the Latin terms for neck relief — “collum” and “auxilium.” The Company has filed for trademarks in association with the business with the United States Patent and Trademark Office. The Company plans to develop, market, distribute and potentially license a broad array of products and technologies that may help individuals who are affected by muscle tension. The Company has already identified potential products and technologies of interest and is actively working towards the goal of creating an innovative product line to launch the business activities of ColluMauxil. The Company believes that one of its most important strengths is its access to and relationships with potentially substantial distribution systems and networks. The Company intends to capitalize on distribution opportunities and will continually update shareholders on such developments. The Company intends on developing a product that specifically targets muscle tension in the neck, shoulder, and upper back. The Company envisions that this product will incorporate a roll-on delivery system (“Roll-On Product”) which is easier to apply to a specific area on the body. The Company also plans to develop a Roll-On Product that incorporates CBD Oil (“Cannabis Oil”), which is a legal alternative to THC oil, and it is available for sale in all states as well as around the world. Cannabis Oil is widely believed to provide relief to individuals who suffer from muscle tension, tenderness, and pain. Both contemplated Roll-On Products will be branded under the ColluMauxil.

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

On December 23, 2016, the Company, entered into a non-exclusive, 12 month, license agreement with Cleveland, Ohio based cosmetics products firm Ice + Jam LLC (“Ice + Jam”) (the “License Agreement”). Under terms of the License Agreement, the Company will market Ice + Jam’s proprietary Cupuacu Butter lip balm, sold under the trademark HERMAN and the two companies will evenly share (“50% / 50%”) any profits through the Company’s marketing, sales, and distribution efforts. The Company will pay the production costs for all product it sells to retail customers or distributors. The Company paid a one-time upfront non-refundable license fee of $9,810 in cash and agreed to an additional payment of common shares of Company stock. The Company agreed to issue 5,000,000 common shares which had a value of $27,500, based on the closing price of the stock on the day the Company entered into the agreement ($0.005 per share). The cost of the shares will be prorated over the life of the license. The Company further paid $2,190 as a prepaid deposit on future inventory for the purchase of 1,500 units at unit cost of $1.46. As of December 31, 2016, none of the units have been completed therefore the Company has recorded the payment as a prepaid asset. The agreement may be extended for an additional 12 months based on mutual agreement. The two companies reserve the right to request amendment of the License Agreement at any point during the effective duration.

RESULTS OF OPERATIONS

Three and nine months ended December 31, 2016 compared to the three and nine months ended December 31, 2015

Revenue. The Company was currently developing its business and as a result it had not developed a material or consistent pattern of revenue generation. In addition, and as discussed further below, the business was disposed of in August 2015. For the three and nine months ended December 31, 2016, the Company did not generate any revenue, compared to $0 and $51,062 (discontinued) revenue for the three and nine months ended December 31, 2015.

The revenue was generated from the Company’s natural wellness cannabis compliment line launched in August of 2014. The Company disposed of operations on August 7, 2015. There is no guaranty that the new line of business will result in material revenue production.

Cost of Goods Sold. The Company’s cost of goods sold for the three and nine months ended December 31, 2016 was $0 for both periods, which resulted in no gross profit for those periods compared to cost of goods sold of $6,530 and $14,472 for the same periods in the prior year. Gross margin for the three and nine months ended December 31, 2016 was $0 compared to $3,786 or 36.7% and $36,590 or 71.66% for the same period in the prior year, respectively. The difference was due to the disposition of operations in the second fiscal quarter of 2016.

General and Administrative Expenses. For the three months ended December 31, 2016, general and administrative expenses were $310,008 compared to $214,753 for the same period in the prior fiscal year. This increase was primarily due to vested stock based compensation of $64,217.

For the nine months ended December 31, 2016, general and administrative expenses were $1,388,083 compared to $988,108 for the same period in the prior fiscal year. This increase was primarily due to an increase in consulting fee expense of $830,503, largely from issuances of common stock for services rendered offset by lower stock-based compensation of $380,979.

Other Income (Expense). For the three months ended December 31, 2016, other expense was $241,566 compared to income of $1,030,179 for the same period in the prior fiscal year. The increase in expense the three months ended December 31, 2016 was primarily due to a change in the fair value of the derivative liability of $904,099.

For the nine months December 31, 2016, other expense was $605,077 compared to $228,580 for the same period in the prior fiscal year. The increase in the nine months ended December 31, 2016 was primarily due to an increase in interest expense of $587,768.

Net Loss. For the three months ended December 31, 2016, the Company generated net loss of $658,074 compared to a gain of $813,154 for the same period in the prior fiscal year. The difference in the three months ended December 31, 2016 was primarily due to a change in the fair value of the derivative liability of $904,099.

For the nine months ended December 31, 2016, the Company generated net loss of $2,106,574 compared to $1,320,389 for the same period in the prior fiscal year. The increase in the nine months ended December 31, 2016 was primarily due to an increase general and administrative expense of $399,975 and increased interest expense of $587,768.

Liquidity and Capital Resources

We continue to fund our operations through private placement offerings and other financings.

During the nine months ended December 31, 2016, the Company sold shares of common stock raising $366,000, and from proceeds of convertible notes of $131,000.

At December 31, 2016, the Company had $344 in cash compared to none at March 31, 2016.

Cash Flows

Net cash used in operating activities amounted to $494,303 and $387,728 for the nine months ended December 31, 2016 and 2015, respectively. The change in operating activities is largely the result of an increase in accrued expenses of $437,486 and increased value of shares issued for services of $839,250 in the nine months ended December 31, 2016, offset by an increased loss of $786,185.

During the nine months ended December 31, 2016 the Company used cash of $1,081 in investing activities compared to $1,243 provided for the same period in the prior year.

During the nine months ended December 31, 2016, we had $495,728 cash provided by financing activities compared to $177,962 provided in the same period in the prior fiscal year, primarily as a result of shares issued for cash in 2016 of $366,000. In 2015, the Company received proceeds of $223,000 in notes payable from individuals and companies (of which $18,000 was from a related party) and $184,000 from a convertible debenture, offset by a payment of $230,000 to settle an agreement with another financing institution.

We do not believe that our cash on hand at December 31, 2016 will be sufficient to fund our current working capital requirements as we try to develop a new business line. We will continue to seek additional equity financing. However, there is no assurance that we will be successful in our equity private placements or if we are that the terms will be beneficial to our shareholders.

Going Concern Qualifications

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had no revenue and net losses of $2,106,574 for the nine months ended December 31, 2016 compared to $1,320,389 for the nine months ended December 31, 2015. The Company had an accumulated deficit of $53,919,367 and there are existing uncertain conditions which the Company faces relative to its obtaining financing and capital in the equity markets. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Additionally, even if the Company does raise sufficient capital to support its operating expenses, acquire new license agreements or ownership interests in life science companies and generate adequate revenues, or the agreements entered into recently are unsuccessful, there can be no assurances that the revenues will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. The unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of January 25, 2017, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations except as set forth below:

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

The Company in its lawsuit is seeking damages against Cowan Gunteski (and its malpractice insurance policy) expecting to exceed $4,000,000. There is no guarantee that the Company will be successful in this lawsuit.

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

On March 22, 2016, the Company decided that its good faith efforts to settle its ongoing litigation with Cowan Gunteski & Co. P.A. have proven unsuccessful. Therefore, the Board of Directors of the Company unanimously agreed to proceed forward with the litigation. The Company is continuing to seek the assistance of independent experts, to help ascribe dollar amounts for certain damages suffered by the Company (“provable damages”). At this point in time, the Company has realized out of pocket cash losses and liabilities (inclusive of liquidated damages) that exceed $850,000. Additional potential damages include but are not limited to: inability to properly maintain Pilus Energy’s Intellectual Property (“Pilus IP”), the July 31, 2015 delisting of the Company shares from OTCQB to Pink Sheets, loss of market capitalization (“market cap”), loss of trading liquidity (“trading volume”), and loss of substantial business opportunities. In aggregate the Company intends to seek monetary award(s), during trial, in excess of $4,000,000. That figure is expected to continually increase as additional time lapses.

On September 29, 2016, the judge presiding over the case approved the ruled on the two outstanding motions filed on June 13, 2016. The motion to transfer the case to United States District Court for the District of New Jersey was approved, however the judge denied the defendants’ motion to dismiss the lawsuit. Depositions have commenced in this case.

On January 19, 2017, the Company, along with Cowan Gunteski, participated in a pretrial status conference before a magistrate (SEE NOTE 13). During this meeting a pretrial scheduling order ruled: Rule 26 Meeting Report will be due by February 3, 2017; motions to amend/join new parties will be due by March 15, 2017; a telephone status conference be set for April 20, 2017; fact discovery will be due by April 28, 2017; an additional telephone status conference is set for June 6, 2017. The Company continues to compile expert reports to support its damages being sought and expects that it will seek damages at trial exceeding $4,000,000. The Company expects trial shall take place during the second or third calendar quarter of 2017.

ITEM 1A. RISK FACTORS.

The Company is attempting to enter a new line of business which is highly competitive and if not a regulated today it may be regulated in the future.

Entering a new line of business has many risks including obtaining sufficient capital to cover startup expenses and to continue to fund operations until sales are sufficient to fund ongoing operations. The business line may never bring products to market. If the products do go to market, there is no guarantee that there will have enough sales to be profitable. Products will be developed for and distributed to the retail market but there can be no guaranty that any revenue will ever be generated. The Company may not be able to raise the necessary funds to develop and begin distribution of its first muscles tension product which is approximately $200,000, which it hopes to obtain through equity financing. The Company believes none of the contemplated products to be developed under the ColluMauxil brand will require approval from the Food and Drug Administration.

New DEA regulations could potentially impact the Company’s new business line negatively.

On December 14, 2016, the United States Drug Enforcement Agency (the”DEA”) added a notice to the Federal Register that it had established “a new drug code for marihuana extract”. The DEA’s argument is that the agency is entitled to regulate CBD oil because all extracts contain trace amounts of THC, the active ingredient in cannabis which remains illegal at the federal level. As a result, the Company sought legal advice from several reputable law firms and legal sources to ensure that its shareholders are protected and that the Company complies with all federal and state regulations. After careful legal review, the Company believes at this time, that RolLeaf remains legal to sell throughout the United States. Specifically Section 7606 of the 2014 Congressional Farm Bill (H.R. 2642 - Agricultural Act of 2014 of the 113th Congress) defines hemp as distinct from marijuana and is therefore removed from the definition as a controlled substance when grown under a compliant state program. Additionally cannabidiol (CBD) is not listed on the federal schedule of controlled substances and the Final Rule published on December 14th by the DEA was not a scheduling action but rather an administrative action related to record keeping. It should also be noted that the Company has obtained 3rd party laboratory certificate of analysis (COA) confirming that the CBD isolate used in formulating RolLeaf is both pure and within the guidelines of what is currently legal to sell in the United States. However, in light of these recent events, the Company believes that there may be increased risk in the future (with respect to CBD) due to the DEA’s recent categorization efforts.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the nine months ended December 31, 2016, the Company issued 33,900,000 shares of common stock at a value $135,600 ($0.004 per share) to convert notes payable in the amount $113,000 (including a related party note in the amount of $18,000) plus a 20% conversion premium which was recorded as interest expense in the amount $22,600. During the year ended March 31, 2016 no notes were converted to common stock.

During the nine months ended December 31, 2016, the Company issued 93,375,000 shares of common stock ($0.004 per share) for proceeds of $373,500.

During the nine months ended December 31, 2016, the Company issued 123,500,000 shares of common stock for services rendered valued at $831,850 ($0.0041 to $0.0088 per share).

During the nine months ended December 31, 2016, the Company issued 29,300,000 shares of common stock for commitment shares to note holders at a value of $223,400 ($0.0045 to $0.01 per share).

On November 7, 2016 44,000,000 shares in the amount of $50,160 ($0.00114 per share) were issued to convert a 12% convertible note issued on August 3, 2016 which was held by Group 10. The note had a face value of $48,000 with accrued interest of $2,160.

On November 18, 2016, the Company issued 15,384,615 common shares of Company stock to settle an outstanding payable in the amount of $197,593. Based on the market value on the day of issuance of $103,077 ($0.0067 per common share) the Company we recognize a gain on the extinguishment of liability in the amount of $94,516.

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

On December 6, 2016, Group 10 formally notified the Company of the amount of the default penalty being charged under their default penalty clause. This penalty resulted in the amount of $348,000. The current amount as demanded by the note holder was recorded as interest expense.

The Company’s default is result of the July 15, 2015 filing failure which resulted in the delisting from the OTCQB Exchange resulting for failure to timely file the its annual report with the Securities and Exchange Commission (“SEC”) violating Regulation SX, Rule 2-01 as a direct result of the Company not being able to obtain properly audited financial statements. As of December 5, 2016, with the Company’s filing of its second quarterly results for fiscal year 2017 the default event was cured.

As a result of default the Group 10 convertible note dated August 3, 2017, beginning on October 1, 2016, the Company began to incur default penalty fees in the amount of $1,000 per business day until it regained fully reporting status with the filing of its quarterly 10Q on December 5, 2016 (SEE NOTE 8). The default penalty of $45,000 for the period of 45 days was settled for 10,000,000 common shares of Company stock ($0.0045 per share).

Also, as of this report date, the Company was in default of an 11.5% debt facility with Alternative Strategy Partners PTE Ltd. (“ASP”) dated September 23, 2015 of a non-convertible note with a balance of $90,000, for the failure to make timely payment as per agreed on December 23, 2015. As a result of the default this note, this note bears an 18% interest rate. The Company has not received any default notices from ASP as of January 25, 2017. Additionally, the Company is currently in negotiations to settle all remaining obligations due to ASP under this $90,000 face value debenture.

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

TAURIGA SCIENCES, INC. (Registrant)

Date: January 31, 2017	By:	/s/ Seth M. Shaw
Seth M. Shaw
Principal Executive Officer

	By:	/s/ Ghalia Lahlou
Ghalia Lahlou
Principal Accounting Officer

