Form 10-K
period 2017-03-31
TAURIGA SCIENCES, INC.
filed 2017-07-07
CIK 1142790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [  ] Yes [X] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [  ] Yes [X] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or, an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company”, in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if smaller reporting company)	Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [X] No

On September 30, 2016, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $5,076,996 based upon the closing price on that date of the Common Stock of the registrant on the OTC Bulletin Board system of $0.0041. For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its Common Stock are deemed affiliates of the registrant.

As of as of July 5, 2017, the registrant had 2,072,881,613 shares of its Common Stock, $0.00001 par value, outstanding.

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

In April 2012, the Board of Directors approved the change of name to “Immunovative, Inc.” As described in a report filed with the Securities and Exchange Commission on April 30, 2012, a majority of shareholders executed a written consent in lieu of an Annual Meeting effecting the change of the name of our business from “Novo Energies Corporation” to “Immunovative, Inc.” on April 2, 2012 to better reflect what we then intended to be our future operations. We filed an amendment to our Articles of Incorporation on April 30, 2012 with the Florida Secretary of State to affect this name change after receiving the requisite corporate approval.

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

Green Innovations

On May 31, 2013, the Company signed an exclusive North American license agreement with Green Innovations, Inc. (“Green Innovations”) for the commercialization of Bamboo-Based “100% Tree Free” products including hospital grade biodegradable disinfectant wipes. This 5-year license agreement functioned such that profits were to be split equally between Tauriga and Green Innovations. In consideration for such agreement Tauriga agreed to pay Green Innovations $250,000 and 4,347,826 shares of TAUG common stock. Tauriga received 625,000 shares of Green Innovations common stock as well. The agreement was later amended and completed for the following consideration: Tauriga paid Green Innovations a total of $143,730 and an additional 2,500,000 shares of TAUG common stock (for an aggregate share issuance of 6,847,826 shares). As of March 31, 2017, Tauriga has not generated any revenues from the license agreement. This agreement expires on June 1, 2018.

Bacterial Robotics

On October 29, 2013, the Company entered into a strategic alliance with Bacterial Robotics, LLC (“Bacterial Robotics”). Bacterial Robotics owns certain patents and/or other intellectual property related to the development of genetically modified micro-organisms (GMOs) and GMOs tailored to perform one or more specific functions, one such GMO being adopted to clean polluting molecules from nuclear waste, such GMO being referred herein as the existing BactoBot Technology (the BR Technology). Bacterial Robotics is developing a whitepaper to deliver to the Company for acceptance. Upon acceptance by the Company, the parties will form a strategic relationship through the formation of a joint venture in which the Company will be the majority and controlling owner which will use the NuclearBot Technology to further the growth of the nuclear wastewater treatment market. The intent is for Bacterial Robotics to issue a 10-year license agreement. In connection with the strategic alliance agreement, the Company issued a warrant to purchase 75,000,000 shares of its common stock (of which 23,134,118 warrants were cancelled pursuant to the December 22, 2016 transfer agreement with Open Therapeutics, LLC) valued at $1,100,000 and paid an additional $50,000 in cash. The Company fully impaired this as of March 31, 2014, as there was no value in the agreement.

Pilus Energy

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

On March 26, 2014, the Company announced that its wholly owned subsidiary Pilus Energy had commenced a five-phase, $1,700,000 commercial pilot test (“commercial pilot”) with the Environmental Protection Agency (“EPA”), utilizing Chicago Bridge & Iron Co. (NYSE:CBI) (“CB&I”) Federal Services serving as the third-party-contractor through the EPA’s Test and Evaluation (“T&E”) facility. This five phase commercial pilot included significant testing of the Pilus Energy Electrogenic Bioreactor (“EBR”) synthetic biology platform for generating value from wastewater. The Metropolitan Sewer District of Greater Cincinnati (“MSDGR”), which is co-located with EPA’s T&E facility, will host the commercial scale EBR prototype at its main treatment plant in Cincinnati.

At the time, the Company believed the main benefits in accelerating the closing of this acquisition was to enhance Tauriga’s access to capital markets and enable the intrinsic value of Pilus Energy’s technology to be realized sooner through demonstrable progress in the commercialization process. Pilus Energy utilizes a proprietary clean technology to convert industrial customer “wastewater” into value. This wastewater-to-value (“WTV”) proposition provides customers with substantial revenue-generating and cost-saving opportunities. Pilus Energy is converging digester, fermenter, scrubber, and other proven legacy technologies into a single scalable Electrogenic Bioreactor (“EBR”) platform. This transformative microbial fuel cell technology is the basis of the Pilus Cell(TM). The EBR harnesses genetically enhanced bacteria, also known as bacterial robots, or BactoBots(TM), that remediate water, harvest direct current (DC) electricity, and produce economically important gases and chemicals. The EBR accomplishes this through bacterial metabolism, specifically cellular respiration of nearly four hundred carbon and nitrogen molecules typically called pollutants in wastewater. Pilus Energy’s highly metabolic bacteria are non-pathogenic. Because of the mediated biofilm formation, these wastewater-to-value BactoBots(TM) resist heavy metal poisoning, swings of pH, and survive in a 4-to-45-degree Celsius temperature range. Additionally, the BactoBots(TM) are anaerobically and aerobically active, even with low biological oxygen demand (“BOD”) and chemical oxygen demand (“COD”).

On December 22, 2016, the Company, entered in a membership interest transfer agreement with Open Therapeutics, LLC, an Ohio limited liability company (“Open Therapeutics” formerly Bacterial Robotics LLC and Microbial Robotics, LLC), whereby the Company sold 80% of its membership interest in Pilus Energy which included the patents. Open Therapeutics agreed to terminate and cancel 80% of the unexercised portion of the warrant to purchase 28,917,647 shares (or 23,134,118 warrants) of the Company’s common stock (issued on January 28, 2014). Open Therapeutics will pay 20% of the net profit generated, to the Company from the previous year’s earnings after the initial $75,000 of profit (reflected as a contingent liability on the consolidated balance sheet). The Company further agreed it would vote its 20% membership interest in Pilus Energy in the same manner that Open Therapeutics votes its membership interest on all matters for which a member vote is required. Through March 31, 2017, and as of June 26, 2017, there has been no activity recorded by Open Therapeutics, LLC with respect to these patents, thus the $75,000 remains contingently owed to them.

Honeywood

On March 10, 2014, the Company entered into a definitive agreement to acquire California based Honeywood LLC, developer of a topical medicinal cannabis product, that, at the time. sold in numerous dispensaries across the state of California. This definitive agreement was valid for a period of 120 days and Tauriga advanced to Honeywood $217,000 to be applied towards the final closing requisite cash total and incurred $178,000 in legal fees as of March 31, 2014 in connection with the acquisition.

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

In accordance with the Termination Agreement, Honeywood agreed to repay to the Company substantially all of the advances made by the Company to Honeywood prior to and after the Merger by delivering to the Company on the Unwinding Date a Secured Promissory Note in the principal amount of $170,000 (the “Note”). The Note bears interest at 6% per annum and is repayable in six quarterly installments on the last day of each calendar quarter starting on March 31, 2015 and ending on June 30, 2016. The Note is secured by a blanket security interest in Honeywood’s assets pursuant to a Security Agreement entered into on the Unwinding Date between Honeywood and the Company. As of March 31, 2017, Honeywood has made no payments under the Note and the Company does not expect to receive any payments pursuant to the Note.

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

ColluMauxil

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

Cupuacu Butter Lip Balm

On December 23, 2016, the Company, entered into a non-exclusive, 12 month, license agreement (the “License Agreement”) with Cleveland, Ohio based cosmetics products firm Ice + Jam LLC (“Ice + Jam”). Under terms of the License Agreement, the Company will market Ice + Jam’s proprietary Cupuacu Butter lip balm, sold under the trademark HERMAN and the two companies will evenly share (“50% / 50%”) any profits through the Company’s marketing, sales, and distribution efforts. The Company will pay the production costs for all product it sells to retail customers or distributors. The Company paid a one-time upfront non-refundable license fee of $9,810 in cash and agreed to an additional payment of common shares of Company stock. The Company agreed to issue 5,000,000 common shares which had a value of $27,500, based on the closing price of the stock on the day the Company entered into the agreement ($0.005 per share). The cost of the shares will be prorated over the life of the license. The Company further paid $2,190 as a prepaid deposit on future inventory for the purchase of 1,500 units at unit cost of $1.46. As of March 31, 2017, none of the units have been completed therefore the Company has recorded the payment as a prepaid asset. The License Agreement may be extended for an additional 12 months based on mutual agreement. The two companies reserve the right to request amendment of the License Agreement at any point during the effective duration.

On June 27, 2017, the Company wired $20,000 to Ice + Jam as an advanced payment on initial inventory base of 10,000-15,000 units with completed display cases and promotional literature for the contemplated launch. The Company has focused its efforts on securing potential distribution channels to the retail marketplace, as well as the improvement of the HERMAN product; inclusive of the label and graphics. The Company plans a mid to late autumn 2017 launch period to capitalize on the potential market demand associated with seasonality.

SUBSEQUENT EVENTS

Common Stock Issuances

Subsequent to March 31, 2017, the Company issued additional shares of common stock as follows: 337,961,564 shares in conversion of convertible notes.

On June 15, 2017, Seth Shaw, Chief Executive Officer made a personal investment into the Company of $95,000. This investment is structured as an equity private placement of 76,000,000 at $0.00125. The Company will utilize this infusion of working capital for general and administrative purposes.

On June 22, 2017, Seth Shaw, Chief Executive Officer made a personal investment into the Company of $55,000. This investment is structured as an equity private placement of 44,000,000 at $0.00125. The Company will utilize this infusion of working capital for general and administrative purposes.

Convertible Notes Payable

On April 3, 2017, a noteholder, Group 10 Holdings LLC transferred, to the Company, cash in the amount of $35,000 to fund a 12%, $40,000 convertible debenture with OID in the amount of $5,000 dated March 31, 2017 (see Note 8).

May 2, 2017, GS Capital Partners, LLC funded a one year 8% $45,000 convertible note (the “GS Note”) dated April 27, 2017. The GS Note has a maturity date of April 27, 2018. This note has a default interest rate of 24%. If the GS Note is not paid at maturity, the outstanding principal due under the GS Note shall increase by 10%.

The holder is entitled to convert any amount of the principal and accrued interest of then outstanding into shares of the Company’s common stock at a price for each share of common stock equal to 70% of the lowest daily volume weighted average price (VWAP) of the common stock for the fifteen (15) prior trading days. In the event the Company experiences a DTC “Chill” on its shares, the conversion price shall be decreased to 60% instead of 70% while that “Chill” is in effect.

During the first six months the GS Note is in effect, the Company may redeem the note by paying to the holder an amount as follows: (i) if the redemption is within the first 90 days of the issuance date, then for an amount equal to 120% of the unpaid principal amount of this Note along with any interest that has accrued during that period, (ii) if the redemption is after the 91st day, but less than the 180th day of the issuance date, then for an amount equal to 133% of the unpaid principal amount of the GS Note along with any accrued interest. The GS Note may not be redeemed after 180 days.

On May 11, 2017, the Company entered into an amendment agreement with a noteholder of three convertible notes amending provisions of the note agreements relative to the conversion provisions. All changes to the underlying convertible notes dated July 16, 2015; November 7, 2016 and March 31, 2017 are reflected in this document as amended.

The noteholder (Group 10) agreed that the prevailing conversion price shall mean the lesser of (a) fifty percent (50%) multiplied by the lowest closing price as of the date the notice of conversion is given (which represents a discount rate of fifty percent (50%)) or (b) two-tenths of a penny ($0.002). The conversion rate as originally stated was (a) sixty percent (60%) multiplied by the lowest closing price as of the date the notice of conversion is given (which represents a discount rate of forty percent (40%)).

Further, the conversion price will be adjusted in the case where the market capitalization of the borrower is less than one million dollars ($1,000,000) on the day immediately prior to the date of the notice of conversion, then the conversion price shall be twenty-five percent (25%) multiplied by the lowest closing price as of the date a notice of conversion is given (which represents a discount rate of seventy-five percent (75%)); and if the closing price of the borrower’s common stock on the day immediately prior to the date of the notice of conversion is less than one tenth of a penny ($0.001) then the conversion price shall be twenty-five percent (25%) multiplied by the lowest closing price as of the date a notice of conversion is given (which represents a discount rate of seventy-five percent (75%)). The note as originally stated, the conversion price adjustment originally was to be triggered once the market capitalization was below two million dollars or if the closing price of the borrower’s common stock on the day immediately prior to the date of the notice of conversion is less than one tenth of a penny ($0.002) effectuating the conversion price of twenty-five percent (25%) multiplied by the lowest closing price as of the date a notice of conversion is given (which represents a discount rate of seventy-five percent (75%)).

Additionally, the noteholder has waived clauses relative to the most favored nations clause and permitted indebtedness.

On May 30, 2017, GS Capital Partners, LLC funded a one year 8% $45,000 convertible redeemable note in accordance with a securities purchase agreement dated March 30, 2017. The GS Note has a maturity date of May 30, 2018. This note has a default interest rate of 24%. If the GS Note is not paid at maturity, the outstanding principal due under the GS Note shall increase by 10%.

The holder is entitled to convert any amount of the principal and accrued interest of then outstanding into shares of the Company’s common stock at a price for each share of common stock equal to 70% of the lowest daily volume weighted average price (VWAP) of the common stock for the fifteen (15) prior trading days. In the event the Company experiences a DTC “Chill” on its shares, the conversion price shall be decreased to 60% instead of 70% while that “Chill” is in effect.

During the first six months the GS Note is in effect, the Company may redeem the note by paying to the holder an amount as follows: (i) if the redemption is within the first 90 days of the issuance date, then for an amount equal to 120% of the unpaid principal amount of this Note along with any interest that has accrued during that period, (ii) if the redemption is after the 91st day, but less than the 180th day of the issuance date, then for an amount equal to 133% of the unpaid principal amount of the GS Note along with any accrued interest. The GS Note may not be redeemed after 180 days.

On June 15, 2017, Eagle Equities advanced the Company $8,000 as part of the back-end note under the securities purchase agreement, dated March 20, 2017, to sell two one year 8% convertible note in the amount of $70,000 ($35,000 each). This back-end convertible note will mature in twelve-months. On June 8, 2017, the noteholder advanced funds in the amount of $8,623 to a third party for administrative services. The holder of the first note is entitled to convert any amount of the principal face amount of this note then outstanding into shares of the Company’s common stock at a conversion price for each share equal to 75% of the lowest closing bid price for the ten (10) prior trading days. During the first one hundred eighty (180) days, borrower may prepay the principal amount of this debenture and accrued interest thereon, with a premium, as set forth below (“prepayment premium”), such redemption must be closed and funded within three (3) days. The amount of each prepayment premium shall be as follows: (a) there will be no payment penalty for redemptions in the first 30 days after the note issuance; (b) one hundred ten percent (110%) of the prepayment amount if such prepayment is made at any time from thirty-one (31) days after the issuance date until sixty (60) days after the issuance date; (c) one hundred fifteen percent (115%) of the prepayment amount if such prepayment is made at any time from sixty-one (61) days after the issuance date until ninety (90) days after the issuance date made; (d) one hundred twenty percent (120%) of the prepayment amount if such prepayment is made at any time from ninety-one (91) days after the issuance date until one hundred twenty (120) days after the issuance date made; and (e) one hundred twenty five percent (125%) of the prepayment amount if such prepayment is made at any time from one hundred twenty (120) days after the issuance date until one hundred eighty (180) days after the issuance date made. This note may not be prepaid after one hundred (180) eighty days. If this note is not paid at maturity, the outstanding principal due under this note shall increase by 10%. On June 26, 2017 the note holder fully funded the second note with a payment to the Company in the amount of $16,377. Legal fees in the amount of $2,000 were deducted from the proceeds.

On June 26, 2017, the Company settled an outstanding convertible note in full with a noteholder, Group 10 LLC, for a one time cash payment in the amount of $59,659. The convertible note dated March 31, 2017 had a face value of $40,000. The Company will record, as interest expense, a prepayment penalty of $18,594 in addition to the repayment of accrued interest of $1,065.

On June 27, 2017, the Company entered into a one-year 5% convertible note in the amount of $80,000 with GS Capital Partners, LLC. The noteholder is entitled, at its option, at any time after cash payment, to convert any amount of the principal face amount of this note then outstanding into shares of the Company's common stock at a price equal to $0.00125 per share. Upon an Event of Default, interest shall accrue at a default interest rate of 24% per annum. If this Note is not paid at maturity, the outstanding principal due under this Note shall increase by 10%. Additionally, the Company will issue the noteholder 5,000,000 restricted shares as additional consideration for the purchase of the note as well as 16,000,000 five-year cashless warrants with an exercise price of $0.0035 per share. All the terms set forth, including but not limited to interest rate, prepayment terms, conversion discount or lookback period will be adjusted downward (i.e. for the benefit of the Holder) if the Company offers a more favorable conversion discount (whether via interest, rate OID or otherwise) or lookback period to another party or otherwise grants any more favorable terms to any third party than those contained herein while this note is in effect. During the first six months this Note is in effect, the Company may redeem this note by paying to the holder an amount as follows: (i) if the redemption is within the first 90 days this note is in effect, then for an amount equal to 120% of the unpaid principal amount of this note along with any interest that has accrued during that period, (ii) if the redemption is after the 91st day this note is in effect, but less than the 180th day this note is in effect, then for an amount equal to 133% of the unpaid principal amount of this note along with any accrued interest. This note may not be redeemed after 180 days. This note was funded on June 30, 2017.

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

On May 23, 2017, the Company represented in person by Paul K. Silverberg and Seth M. Shaw at the Trenton Courthouse (New Jersey Federal District Court) sought a trial date and a ruling concerning the Company's request for assignment of a Jury. On that date, Judge Sheridan assigned the case a trial date of November 6, 2017, however, has not yet rendered a final ruling with respect to assignment of a jury to this trial.  The case has been focused most recently on completion of the discovery phase and the Company has been taking numerous depositions and has furnished upon request, the documents requested by plaintiff's counsel.

The Company has previously disclosed that it is seeking in excess of $4,000,000 in monetary damages at trial.  While the specific details are strictly confidential, the Company has recently held a new round of settlement talks with plaintiff and malpractice insurance provider.  These discussions may continue up till the trial date.  The Company cannot predict whether or not the case will settle prior to trial.

Other Matters

On June 27, 2017, the Company wired $20,000 to Ice + Jam as an advanced payment on initial inventory base of 10,000-15,000 units with completed display cases and promotional literature for the contemplated launch. The Company has focused its efforts on securing potential distribution channels to the retail marketplace, as well as the improvement of the HERMAN product; inclusive of the label and graphics. The Company plans a mid to late autumn 2017 launch period to capitalize on the potential market demand associated with seasonality.

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

Employees

As of March 31, 2017, we had a total of two consultants devoting substantially full-time services to the Company. As of May 26, 2017, Ms. Lahlou resigned as chief financial officer. On July 5, 2017 Kevin P. Lacey was appointed chief financial officer of the Company.

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

We were formed on April 8, 2001 and have reported annual net losses since inception. For our years ended March 31, 2017 and 2016, we experienced net losses of $2,271,300 and $2,569,153, respectively. We used cash in operating activities of $651,129 and $395,536 in 2017 and 2016, respectively. As of March 31, 2017, we had an accumulated deficit of $54,084,093.

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

We are an early development stage company and we expect to incur substantial additional operating expenses over the next several years as our research, development, pre-clinical testing, regulatory approval and clinical trial activities increase. The amount of our future losses and when, if ever, we will achieve profitability are uncertain. We have no products that have generated any material commercial revenue and do not expect to generate significant revenues from the commercial sale of our products in the near future, if ever. Our ability to generate revenue and achieve profitability will depend on, among other things, the following:

●	realizing revenue from our partner relationship regarding Pilus related products as well as our Cupuacu Butter Lip Balm and distribution of products that target muscle tension;

●	establishing manufacturing, sales, and marketing arrangements, either alone or with third parties; and

●	raising sufficient funds to finance our activities.

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

As of March 31, 2017, we had $18 of available cash. We will need to raise additional funds to pay outstanding vendor invoices and execute our business plan. Our future cash flows depend on our ability to market and sell our common stock and into sublicensing. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us.

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

We have and may continue to experience substantial dilution. On June 28, 2017, our stockholders voted to amend our articles of incorporation to increase the number of authorized shares of common stock we may issue from 2,500,000,000 to 7,500,000,000 shares of common stock with a par value of $0.00001. As such, our Board of Directors may choose to issue some or all of such shares to acquire one or more companies or properties and to fund our overhead and general operating requirements. The issuance of any such shares may reduce the book value per share and may contribute to a reduction in the market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will reduce the proportionate ownership and voting power of all current stockholders. Further, such issuance may result in a change of control of our corporation.

Much of our product development program depends upon third-party researchers who are outside our control and whose negative performance could materially hinder or delay our pre-clinical testing or clinical trials

We do not have the ability to conduct all aspects of the development of our products ourselves. We have and will depend upon third-parties, to assist us in our development. These collaborators are not our employees and we cannot control the amount or timing of resources that they devote to our products. These individuals and entities may not assign as great a priority to our programs or pursue them as diligently as we would if we were undertaking such programs ourselves. The failure of any of these third-parties to perform in an acceptable and timely manner in the future, including in accordance with any applicable regulatory requirements could cause a delay or otherwise adversely affect our product development and, ultimately, the commercialization of our products. In addition, these collaborators may also have relationships with other commercial entities, some of whom may compete with us. If our collaborators assist our competitors at our expense, our competitive position would be harmed.

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

We are highly dependent on our officers, consultants and scientific and medical advisors because of their expertise and experience in medical device development. We do have “key person” life insurance policy for our Chief Executive Officer. If we are unable to obtain additional funding, we will be unable to meet our current and future compensation obligations to such employees and consultants. In light of the foregoing, we are at risk that one or more of our consultants or employees may leave our company for other opportunities where there is no concern about such employers fulfilling their compensation obligations, or for other reasons. The loss of the technical knowledge and management and industry expertise of any of our key personnel could result in delays in product development, loss of customers and sales and diversion of management resources, which could adversely affect our results of operations.

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

Our ability to grow successfully requires an effective planning and management process. The expansion and growth of our business could place a significant strain on our management systems, infrastructure and other resources. To manage our growth successfully, we must continue to improve and expand our systems and infrastructure in a timely and efficient manner. Our controls, systems, procedures and resources are currently not be adequate to support a changing and growing company. If our management fails to respond effectively to changes and growth in our business, including acquisitions, there could be a material adverse effect on our business, financial condition, results of operations and future prospects.

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

On May 23, 2017, the Company represented in person by Paul K. Silverberg and Seth M. Shaw at the Trenton Courthouse (New Jersey Federal District Court) sought a trial date and a ruling concerning the Company's request for assignment of a Jury. On that date, Judge Sheridan assigned the case a trial date of November 6, 2017, however, has not yet rendered a final ruling with respect to assignment of a jury to this trial. The case has been focused most recently on completion of the discovery phase and the Company has been taking numerous depositions and has furnished upon request, the documents requested by plaintiff's counsel.

The Company has previously disclosed that it is seeking in excess of $4,000,000 in monetary damages at trial. While the specific details are strictly confidential, the Company has recently held a new round of settlement talks with plaintiff and malpractice insurance provider. These discussions may continue up till the trial date. The Company cannot predict whether or not the case will settle prior to trial.

Lawsuit with Crystal Research Associates

On December 9, 2015, Crystal Research Associates served the Company with a Lawsuit (filed in Supreme Court of the State of New York - County of New York) (Index No. 161962/2015), alleging that the Company owed to Crystal Research a total of $48,000.  This money that Crystal Research alleged was owed is related to a March 13, 2014 "Public Relations Services" contract entered into by the Company’s previous CEO, Dr. Stella M. Sung.  The Company has carefully reviewed the complaint filed by Crystal Research and believes that the contentions asserted by Crystal Research are incorrect.  The case, as of June 30, 2017, is in discovery where a deadline has been set in next 60 days.  At this time, there are ongoing settlement discussions with a possibility that this case will be settled prior to trial.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Common Equity

Market Information

The Company’s common stock is traded on the OTC Bulletin Board under the symbol “TAUG.OB.” As of June 23, 2017, the Company’s common stock was held by 1,249 shareholders of record, which does not include shareholders whose shares are held in street or nominee name.

The following chart is indicative of the fluctuations in the stock prices:

	For the Years Ended March 31,
	2017		2016
	High	Low	High	Low

First Quarter	$0.0099	$0.0044	$0.009	$0.005
Second Quarter	$0.0080	$0.0031	$0.008	$0.002
Third Quarter	$0.0088	$0.0038	$0.005	$0.002
Fourth Quarter	$0.0062	$0.0018	$0.006	$0.002

04/01/17-current

April 1, 2017 to current the stock has a closing trading range of $0.008 to $0.0024

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

Related Stockholder Matters

On June 28, 2017, the stockholders of the Company voted to increase the number of our authorized shares of common stock from 2,500,000,000 to 7,500,000,000. The articles of amendment were filed with the Florida Secretary of State on June 29, 2017.

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

COMPARISON OF THE YEAR ENDED MARCH 31, 2017 TO THE YEAR ENDED MARCH 31, 2016

Results of Operations

Revenue. We are currently developing our business and as a result we have not developed a material or consistent pattern of revenue generation. For the year ended March 31, 2017, we generated no revenue or gross profit compared to $51,062 and $36,590, respectively, for the year ended March 31, 2016, as reflected in discontinued operations.

The revenue was generated from our natural wellness cannabis compliment line launched in August of 2014, which as noted above was discontinued in August 2015. Additionally, the Company is continuing its efforts to commercialize Pilus Energy, although there can be no guaranty such efforts will result in material revenue production.

Operating Expenses:

General and Administrative Expenses

For the year ended March 31, 2017, general and administrative expenses were $1,432,653 compared to $2,027,633 ($749,811 related to stock-based compensation) for the same period in 2016. This decrease of $594,980 was primarily attributable to a decrease in stock-based compensation.

Net Loss. We generated net losses of $2,271,300 for the year ended March 31, 2017 compared to $2,569,153 for the same period in 2016.

Liquidity and Capital Resources

General. At March 31, 2017, we had cash and cash equivalents of $18 compared to the prior year of $0. We have historically met our cash needs through a combination of proceeds from private placements of our securities, loans and convertible notes. Our cash requirements are generally for selling, general and administrative activities. We believe that our cash balance is not sufficient to finance our cash requirements for expected operational activities, capital improvements, and partial repayment of debt through the next 12 months.

Our operating activities used cash of $651,129 for the year ended March 31, 2017, and we used cash in operations of $395,536 during the same period in 2016. The principal elements of cash flow from operations for the year ended March 31, 2017 included our net loss of $2,271,300, offset by common stock issued for services of $816,168, non-cash interest expense of $267,242 and accrued expenses of $366,745.

Cash used by investing activities during the year ended March 31, 2017 was $1,081 compared to cash provided by investing activities of $1,243 during the same period in 2016. The difference was primarily due to purchases of equipment ($1,081) compared to net proceeds from disposal of the Natural Wellness business line $1,243 in the year ended March 31, 2016.

Cash provided in our financing activities was $652,228 for the year ended March 31, 2017, compared to cash generated of $185,772 during the comparable period in 2016. This difference was primarily attributed to proceeds from the sale of common stock in the amount of $453,500.

As of March 31, 2017, current liabilities exceeded our current assets by $2,462,477. Current assets decreased from $3,250 at March 31, 2016 to $2,833 at March 31, 2017. The decrease was primarily attributable to a decrease in prepaid expense and investment-available for sale security. Current liabilities increased from $2,305,090 at March 31, 2016 to $2,465,310 at March 31, 2016. The increase in liabilities was primarily attributable to increases in accrued expenses ($179,729).

	For the years ended
	March 31,
	2017	2016

Cash used in operating activities	$(651,129)	$(395,536)
Cash provided by (used in) investing activities	(1,081)	1,243
Cash provided by financing activities	652,228	185,772
Foreign currency translation effect	-	(577)

Net changes to cash (net of foreign currency translation effect)	$18	$(209,098)

Going Concern

As indicated in the accompanying consolidated financial statements, the Company has incurred net operating losses of $2,271,300 and $2,569,153 for the years ended March 31, 2017 and 2016, respectively. Management’s plans include the raising of capital through equity markets to fund future operations and cultivating new license agreements or acquiring ownership in technology companies. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses, acquire new license agreements or ownership interests and generate adequate revenues, there can be no assurances that the revenues will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. However, the accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Contractual Obligations

Not Applicable

Off-Balance Sheet Arrangements

As of March 31, 2017, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Recent Accounting Pronouncements

In January 2017, the FASB issued Accounting Standard Update (“ASU”) 2017-04 Intangibles – Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment. The amendments in this update are required for public business entities that have goodwill reported in their financial statements and have not elected the private company alternative for the subsequent measurement of goodwill. The update is intended to simplify the annual or interim goodwill impairment test. A public business entity that is a U.S. SEC filer should adopt the amendments in this update for its annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company is assessing the impact, if any, of implementing this guidance on its financial position and results of operations.

In January 2017, the FASB issued ASU 2017-01 Business Combinations (Topic 805), Clarifying the Definition of a Business. The amendments in this update are required for public business entities that have goodwill reported in their financial statements and have not elected the private company alternative for the subsequent measurement of goodwill. The update is intended to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. Public business entities should apply the amendments in this update to annual periods beginning after December 15, 2017. Early application is permitted under certain conditions. The Company is assessing the impact, if any, of implementing this guidance on its financial position and results of operations.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments”. The amendments in this update provided guidance on eight specific cash flow issues. This update is to provide specific guidance on each of the eight issues, thereby reducing the diversity in practice in how certain transactions are classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years and interim periods beginning after December 31, 2017. Early adoption is permitted. The Company is assessing the impact, if any, of implementing this guidance on its financial position, results of operations and liquidity.

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

In August 2014, FASB issued ASU No. 2014-15, “Presentation of Financial Statements-Going Concern” (“ASU No. 2014-15”). The provisions of ASU No. 2014-15 require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this ASU are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company is currently assessing the impact of this ASU on the Company’s consolidated financial statements.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Tauriga Sciences, Inc.

Danbury, Connecticut

We have audited the accompanying consolidated balance sheets of Tauriga Sciences, Inc. (the “Company”) as of March 31, 2017 and 2016, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tauriga Sciences, Inc. as of March 31, 2017 and 2016, and the results of its consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years ended March 31, 2017 and 2016 in conformity with U.S. generally accepted accounting principles.

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

/s/ KBL, LLP

New York, NY

July 7, 2017

TAURIGA SCIENCES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(IN US$)

	As of March, 31,
	2017	2016
ASSETS
Current assets:
Cash	$18	$-
Investment - available for sale security	625	750
Prepaid expenses and other current assets	2,190	2,500
Total current assets	2,833	3,250

Property and equipment, net	961	6,914

Total assets	$3,794	$10,164

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Notes payable to individuals and companies	$306,320	$253,775
Notes payable to individuals and companies - related party	-	18,000
Bank overdraft	-	1,272
Accounts payable	278,628	307,384
Accrued interest	126,156	86,812
Accrued expenses	841,499	661,770
Liability for common stock to be issued	190,000	305,500
Derivative liability	722,707	670,577
Total current liabilities	2,465,310	2,305,090

Other liabilities:
Contingent liability	75,000	-
Total other liabilities	75,000	2,305,090

Stockholders’ deficit:
Common stock, par value $0.00001; 2,500,000,000 shares authorized, 1,734,920,049 and 1,219,820,933 issued and outstanding at March 31, 2017 and 2016, respectively	17,349	12,199
Additional paid-in capital	51,770,561	49,745,876
Accumulated deficit	(54,084,093)	(51,812,793)
Accumulated other comprehensive loss	(240,333)	(240,208)
Total stockholders’ deficit	(2,536,516)	(2,294,926)

Total liabilities and stockholders’ deficit	$3,794	$10,164

The accompanying notes are an integral part of the consolidated financial statements.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(IN US$)

	For the Years Ended
	March 31,
	2017	2016

Continuing Operations:
Revenues	$-	$-
Cost of goods sold	-	-

Gross profit	-	-

Operating expenses
Research and development	108,942	-
General and administrative	1,432,653	2,027,633
Depreciation and amortization expense	7,034	9,832
Total operating expenses	1,548,629	2,037,465

Loss from operations	(1,548,629)	(2,037,465)

Other income (expense)
Interest expense	(721,408)	(83,456)
Financing expense	-	(324,000)
Derivative expense	(9,691)	(197,800)
Gain on settlement	-	265,856
Gain on settlement of debt	94,516	125,000
Gain on warrant conversion	-	56,372
Change in derivative liability	(86,088)	(277,700)

Total other income (expense)	(722,671)	(435,728)

Net loss from continuing operations	(2,271,300)	(2,473,193)

Discontinued Operations:
Gain from discontinued operations	-	8,997
Loss from disposal of discontinued operation	-	(104,957)

Total discontinued operations	-	(95,960)

Net loss	(2,271,300)	(2,569,153)

Other comprehensive income (loss)
Change in unrealized loss on available for sale security	(125)	(3,313)
Foreign currency translation adjustment	-	(577)
Total other comprehensive loss	(125)	(3,890)

Comprehensive income (loss)	$(2,271,425)	$(2,573,043)

Loss per share - basic and dilutted	$(0.00)	$(0.00)

Weighted average number of shares outstanding - basic and diluted	1,427,819,418	965,079,748

The accompanying notes are an integral part of the consolidated financial statements.

TAURIGA SCIENCES, INC. AND SUBSDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN US$)

	For the Years Ended
	March 31,
	2017	2016

Cash flows from operating activities
Net loss	$(2,271,300)	$(2,569,153)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation	-	749,811
OID Interest	23,891	11,077
Depreciation and amortization	7,034	9,832
Legal fees deducted from proceeds of notes payable	9,000	-
Non-cash interest expense	267,242	-
Gain on warrant conversion	-	(56,372)
Gain on settlement	-	(265,856)
Common stock issued for services (including stock to be issued)	816,168	950,750
Stock issued for legal settlement	-	8,000
Derivative expense	9,691	197,800
Change in derivative liability	86,088	277,700
Contingent liability	75,000	-
Gain on conversion of payable	(94,516)	-
Loss on disposal of natural wellness business	-	104,957
Value of financing costs for share liability	-	154,000
Decrease (increase) in assets
Inventory	-	9,789
Prepaid expenses	310	10,246
Increase (decrease) in liabilities
Accounts payable	(28,754)	7,382
Accrued interest	82,272	72,381
Accrued expenses	366,745	(67,880)
Cash used in operating activities	(651,129)	(395,536)

Cash flows from investing activities
Proceeds received for Natural wellness business and investment, net	-	1,243
Purchases of property and equipment	(1,081)	-
Cash provided by (used in) investing activities	(1,081)	1,243

Cash flows from financing activities
Proceeds from notes payable	122,000	205,000
Bank overdraft	(1,272)	1,272
Proceeds from notes payable-related party	-	18,000
Payment for settlement of financing	-	(230,000)
Proceeds from the sale of common stock (including to be issued)	453,500	7,500
Proceeds from convertible debentures	78,000	184,000
Cash provided by financing activities	652,228	185,772

Foreign currency translation effect	-	(577)
Net increase (decrease) in cash	18	(209,098)

Cash, beginning of year	-	209,098
Cash, end of year	$18	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest Paid	$-	$-
Taxes Paid	$-	$-

NON CASH ITEMS
Conversion of notes payable and debentures and accrued interest to common stock	$253,728	$-
Settlement of accrued expenses for common stock	$100,000	$-
Original interest discount on notes payable and debentures	$25,450	$-
Common shares issued for share liability	$133,000	$-
Reclassification of derivative liability to additional paid in capital	$52,891	$-

The accompanying notes are an integral part of the consolidated financial statements.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

For the Years ended March 31, 2017 and 2016

					Accumulated
			Additional		other	Total
	Number of		paid-in	Accumulated	comprehensive	stockholders’
	shares	Amount	capital	deficit	income (loss)	deficit

Balance at March 31, 2015	899,007,530	$8,990	$48,150,896	$(49,243,640)	$(236,318)	$(1,320,072)

Issuance of shares - stock based compensation at $0.003 to $0.01 per share	68,375,000	$684	$312,311	-	-	312,995
Issuances of commitment shares - debt financing at $0.01 per share	27,500,000	275	190,725	-	-	191,000
Issuance of shares for cashless warrant exercise	29,188,403	292	(292)	-	-	-
Stock-based compensation vesting	-	-	292,816	-	-	292,816
Derivative Liability recognized on warrant conversion	-	-	33,628	-	-	33,628
Impairment of available for sale securities	-	-	-	-	(3,313)	(3,313)
Stock issued for services at $0.002 to $0.005	191,750,000	1,918	757,832	-	-	759,750
Issuance of shares -legal settlement at $0.002	4,000,000	40	7,960	-	-	8,000
Foreign currency translation adjustment	-	-	-	-	(577)	(577)
Net loss for the year ended March 31, 2016	-	-	-	(2,569,153)	-	(2,569,153)

Balance at March 31, 2016	1,219,820,933	12,199	49,745,876	(51,812,793)	(240,208)	(2,294,926)

Issuance of shares for cash at $0.004 to $0.005 per share	104,375,000	1,044	427,456	-	-	428,500
Issuances of shares for commitments in debt financing at $0.027 to $0.01 per share	63,800,000	638	377,912	-	-	378,550
Issuance of shares in conversion of debentures and accrued interest at $0.00114 to $0.0012 per share	100,639,501	1,006	117,120	-	-	118,126
Derivative liability recognized on debt conversion	-	-	52,891	-	-	52,891
Impairment of available for sale securities	-	-	-	-	(125)	(125)
Issuance of shares for services rendered and services to be rendered including stock based compensation at $0.0029 to $0.0088	197,000,000	1,970	814,198	-	-	816,168
Issuance of shares for convertible notes and accrued interest to individuals at $0.004	33,900,000	339	135,261	-	-	135,600
Issuance of shares for settlement of accrued expenses	15,384,615	153	99,847	-	-	100,000
Net loss for the year ended March 31, 2017	-	-	-	(2,271,300)	-	(2,271,300)

Balance at March 31, 2017	1,734,920,049	$17,349	$51,770,561	$(54,084,093)	$(240,333)	$(2,536,516)

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

Bacterial Robotics

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

Pilus Energy

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

On December 22, 2016, the Company, entered in a membership interest transfer agreement with Open Therapeutics, LLC, an Ohio limited liability company (“Open Therapeutics” formerly Bacterial Robotics LLC and Microbial Robotics, LLC), whereby the Company sold 80% of its membership interest in Pilus which included the patents. Open Therapeutics agreed to terminate and cancel 80% of the unexercised portion of the warrant to purchase 28,917,647 shares (or 23,134,118 warrants) of the Company’s common stock (issued on January 28, 2014). Open Therapeutics will pay 20% of the net profit generated, to the Company from the previous year’s earnings after the initial $75,000 of profit (reflected as a contingent liability on the consolidated balance sheet). The Company further agreed it would vote its 20% membership interest in Pilus Energy in the same manner that Open Therapeutics votes its membership interest on all matters for which a member vote is required. Through March 31, 2017, there has been no activity recorded by Open Therapeutics, LLC with respect to these patents, thus the $75,000 remains contingently owed to them.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF OPERATIONS (CONTINUED)

ColluMauxil

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

Cupuacu Butter Lip Balm

On December 23, 2016, the Company, entered into a non-exclusive, 12 month, license agreement (the “License Agreement”) with Cleveland, Ohio based cosmetics products firm Ice + Jam LLC (“Ice + Jam”). Under terms of the License Agreement, the Company will market Ice + Jam’s proprietary Cupuacu Butter lip balm, sold under the trademark HERMAN and the two companies will evenly share (“50% / 50%”) any profits through the Company’s marketing, sales, and distribution efforts. The Company will pay the production costs for all product it sells to retail customers or distributors. The Company paid a one-time upfront non-refundable license fee of $9,810 in cash and agreed to an additional payment of common shares of Company stock. The Company agreed to issue 5,000,000 common shares which had a value of $27,500, based on the closing price of the stock on the day the Company entered into the agreement ($0.005 per share). The cost of the shares will be prorated over the life of the license. The Company further paid $2,190 as a prepaid deposit on future inventory for the purchase of 1,500 units at unit cost of $1.46. As of March 31, 2017, none of the units have been completed therefore the Company has recorded the payment as a prepaid asset. The agreement may be extended for an additional 12 months based on mutual agreement. The two companies reserve the right to request amendment of the License Agreement at any point during the effective duration.

 On June 27, 2017, the Company wired $20,000 to Ice + Jam as an advanced payment on initial inventory base of 10,000-15,000 units with completed display cases and promotional literature for the contemplated launch. The Company has focused its efforts on securing potential distribution channels to the retail marketplace, as well as the improvement of the HERMAN product; inclusive of the label and graphics. The Company plans a mid to late autumn 2017 launch period to capitalize on the potential market demand associated with seasonality.

Certain additional risk factors relating to the new business line are further described in Part I, Item 1A “Risk Factors” above in this Annual Report on Form 10-K.

Going Concern

As indicated in the accompanying consolidated financial statements, the Company has incurred net losses of $2,271,300 and $2,569,153 for the years ended March 31, 2017 and 2016, respectively. Management’s plans include the raising of capital through equity markets to fund future operations and cultivating new license agreements or acquiring ownership in technology companies. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses, acquire new license agreements or ownership interests in life science companies and generate adequate revenues, or the agreements entered into recently are unsuccessful, there can be no assurances that the revenues will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. The Company has used $651,129 and $395,536 of cash in operating activities which is substantially lower than the net loss for these respective years. The Company has continued to use their common stock when able to continue operating. These matters raise substantial doubt about the Company’s ability to continue as a going concern. However, the accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash Equivalents

For purposes of reporting cash flows, cash equivalents include investment instruments purchased with an original maturity of three months or less. At March 31, 2017, the Company had no cash at any financial institution which exceeded the total FDIC insurance limit of $250,000. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits. The Company had no cash equivalents as of March 31, 2017.

Inventory

Inventory consisted of raw materials, production in progress and finished goods and is stated at the lower of cost or market determined by the first-in, first-out method. The Company sold off all of its segments that had inventory during the year ended March 31, 2016. As of March 31, 2017, the Company has prepaid $2,190 worth of product that has not been delivered. It is reflected in prepaid expenses on the Consolidated Balance Sheet.

Property and Equipment

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

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Net Loss Per Common Share

The Company computes per share amounts in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 260 Earnings per Share (“EPS”) which requires presentation of basic and diluted EPS. Basic EPS is computed by dividing the income (loss) available to Common Stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of Common Stock and Common Stock equivalents outstanding during the periods; however, potential common shares are excluded for period in which the Company incurs losses, as their effect is anti-dilutive. For the years ended March 31, 2017 and 2016 the basic and fully diluted earnings per share were the same as the Company had a loss in each of these years.

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

The Company accounts for stock-based compensation awards to non-employees in accordance with ASC 505-50, Equity-Based Payments to Non-Employees. Under ASC 505-50, the Company determines the fair value of the warrants or stock-based compensation awards granted on the grant date as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Any stock options or warrants issued to non-employees are recorded in expense and an offset to additional paid-in capital in stockholders’ equity/(deficit) over the applicable service periods using variable accounting through the vesting dates based on the fair value of the options or warrants at the end of each period.

The Company issues stock to consultants for various services. The costs for these transactions are measured at the fair value on the grant date of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The Company recognized consulting expense and a corresponding increase to additional paid-in-capital related to stock issued for services over the term of the related services.

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the current period presentation. The reclassifications had no effect on the net loss or cash flows of the Company.

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

Research and Development

The Company expenses research and development costs as incurred. Research and development costs were $108,942 and $0 for the years ended March 31, 2017 and 2016. The Company is continually evaluating products and technologies in the natural wellness space, including its focus on muscle tension. As the Company investigates and develops relationships in these areas resultant expenses for trademark filings, license agreements, product development and design materials will be expensed as research and development. Some costs will be accumulated for subsidiaries prior to formation of entities.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2017 and 2016. The respective carrying value of certain financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash, accounts payable and accrued expenses.

Derivative Financial Instruments

Derivatives are recorded on the consolidated balance sheet at fair value. The conversion features of the convertible debentures are embedded derivatives and are separately valued and accounted for on the consolidated balance sheet with changes in fair value recognized during the period of change as a separate component of other income/expense. Fair values for exchange-traded securities and derivatives are based on quoted market prices. The pricing model we use for determining the fair value of our derivatives are binomial pricing models. Valuations derived from this model are subject to ongoing internal and external verification and review. The model uses market-sourced inputs such as interest rates and stock price volatilities. Selection of these inputs involves management’s judgment and may impact net income (loss). During the years ended March 31, 2017 and 2016, the Company utilized an expected life ranging from 91 days to 311 days based upon the look-back period of its convertible debentures and notes and volatility of 125%.

On May 28, 2015, the Company entered into a 7% Convertible Redeemable Note with a principal amount of $104,000 with a maturity date of May 28, 2016 (the “Union Note”) which contains an anti-ratchet clause for the conversion of this Union Note, the Company recorded a derivative liability in the amount of $200,058 (as a result the entire note was discounted). During the year ended March 31, 2017, the noteholder (Union Capital) has converted $49,800 of principal and $18,167 in accrued interest into 56,639,501 shares of common stock. As a result of these conversions, the derivative liability was adjusted by $37,350 with a corresponding adjustment to additional paid in capital.

On July 14, 2015, the Company entered into a 12% Convertible Redeemable Note with the principal amount of $96,000 issued with an original issue discount of $16,000. The derivative liability recorded on this note was $153,326 (as a result the entire note was discounted).

On August 3, 2016, the Company entered into a 12% Convertible Redeemable Note with the principal amount of $48,000 issued with an original issue discount of $8,000. The derivative liability recorded on this note was $48,871 (as a result the entire note was discounted).

As a result of the issuance of this note containing more beneficial terms of conversion, the Union Note will now be convertible at the lower of the lesser of (a) sixty percent (60%) multiplied by the lowest closing price as of the date a notice of conversion is given (which represents a discount rate of forty percent (40%)) or (b) one half penny ($0.005). On November 7, 2016, the noteholder (Group 10) converted this note into 44,000,000 common shares at a total value of $50,160 ($0.00114) which included $2,160 of accrued interest. As a result of this conversion the derivative liability was eliminated with a corresponding adjustment to additional paid in capital in the amount of $15,540 after taking effect to all fair value adjustments up through the date of conversion.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Derivative Financial Instruments (Continued)

On November 7, 2016, the Company entered into a 12% Convertible Redeemable Note with the principal amount of $45,000 issued with an original issue discount of $7,000. The derivative liability recorded on this note was $45,820 (as a result the entire note was discounted).

In the years ended March 31, 2017 and 2016, the Company recognized a loss on the fair value of the derivative liability in the amount of $86,088 and $277,700, respectively. In addition, the Company recognized derivative expense on the initial recognition of the derivative liabilities in the years ended March 31, 2017 and 2016 of $9,691 and $197,800, respectively. As of March 31, 2017, and 2016, the derivative liability amounted to $722,707 and $670,577, respectively.

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

As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by ASC 740 and concluded that the tax position of the Company does not meet the more-likely-than-not threshold as of March 31, 2017.

Recent Accounting Pronouncements

In January 2017, the FASB issued Accounting Standard Update (“ASU”) 2017-04 Intangibles – Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment. The amendments in this update are required for public business entities that have goodwill reported in their financial statements and have not elected the private company alternative for the subsequent measurement of goodwill. The update is intended to simplify the annual or interim goodwill impairment test. A public business entity that is a U.S. SEC filer should adopt the amendments in this update for its annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company is assessing the impact, if any, of implementing this guidance on its financial position and results of operations.

In January 2017, the FASB issued ASU 2017-01 Business Combinations (Topic 805), Clarifying the Definition of a Business. The amendments in this update are required for public business entities that have goodwill reported in their financial statements and have not elected the private company alternative for the subsequent measurement of goodwill. The update is intended to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. Public business entities should apply the amendments in this update to annual periods beginning after December 15, 2017. Early application is permitted under certain conditions. The Company is assessing the impact, if any, of implementing this guidance on its financial position and results of operations.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments”. The amendments in this update provided guidance on eight specific cash flow issues. This update is to provide specific guidance on each of the eight issues, thereby reducing the diversity in practice in how certain transactions are classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years and interim periods beginning after December 31, 2017. Early adoption is permitted. The Company is assessing the impact, if any, of implementing this guidance on its financial position, results of operations and liquidity.

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

In August 2014, FASB issued ASU No. 2014-15, “Presentation of Financial Statements-Going Concern” (“ASU No. 2014-15”). The provisions of ASU No. 2014-15 require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this ASU are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company is currently assessing the impact of this ASU on the Company’s consolidated financial statements.

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

	For the Years Ended March 31,
	2017	2016

Revenues	$-	$51,062
Cost of goods sold	-	14,472

Gross profit	-	36,590

Operating expenses
General and administrative	-	26,790
Depreciation and amortization expense	-	803
Total operating expenses	-	27,593

Income from discontinued operations	$-	8,997

The consolidated statement of operations was restated to reflect the reclassification of the discontinued operations.

There were no assets or liabilities from discontinued operations the years ended March 31, 2017 and 2016.

The Company recognized a loss on the disposal of the Natural Wellness subsidiary:

TAURIGA SCIENCES, INC. AND SUBSIDIARY

Loss on disposal of Natural Wellness (subsidiary)

Cash	$19,219
Inventory, at cost	81,198
Prepaid expenses	16,461
Property and equipment, net	8,541
Less cash received for sale of inventory	(20,462)
Loss on disposal of continuing operations	$104,957

NOTE 4 – PROPERTY AND EQUIPMENT

The Company’s property and equipment is as follows:

	March 31, 2017	March 31, 2016	Estimated Life

Computers, office furniture and equipment	$57,023	$55,942	3-5 years

Less: accumulated depreciation	(56,062)	(49,028)

Net	$961	$6,914

Depreciation expense for the years ended March 31, 2017 and 2016 was $7,034 and $9,832, respectively.

NOTE 5 – COMMITMENT

On December 23, 2016, the Company, entered into a non-exclusive, 12 month, license agreement with Cleveland, Ohio based cosmetics products firm Ice + Jam LLC (“Ice + Jam”). The Company will market Ice + Jam’s proprietary Cupuacu Butter lip balm, sold under the trademark HERMAN. The Company will pay the production costs for all product it sells to retail customers or distributors. The Company further paid $2,190 as a prepaid deposit on future inventory for the purchase of 1,500 units at unit cost of $1.46. As of March 31, 2017, none of the units have been completed therefore the Company has recorded the payment as a prepaid expense.

On June 27, 2017, the Company wired $20,000 to Ice + Jam as an advanced payment on initial inventory base of 10,000-15,000 units with completed display cases and promotional literature for the contemplated launch. The Company has focused its efforts on securing potential distribution channels to the retail marketplace, as well as the improvement of the HERMAN product; inclusive of the label and graphics. The Company plans a mid to late autumn 2017 launch period to capitalize on the potential market demand associated with seasonality.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On December 22, 2016, the Company, entered in a membership interest transfer agreement with Open Therapeutics, LLC, an Ohio limited liability company (“Open Therapeutics” formerly Bacterial Robotics LLC and Microbial Robotics, LLC), whereby the Company sold 80% of its membership interest in Pilus which included the patents. Open Therapeutics agreed to terminate and cancel 80% of the unexercised portion of the warrant to purchase 28,917,647 shares (or 23,134,118 warrants) of the Company’s common stock (issued on January 28, 2014). Open Therapeutics will pay 20% of the net profit generated, to the Company from the previous year’s earnings after the initial $75,000 of profit (reflected as a contingent liability on the consolidated balance sheet). The Company further agreed it would vote its 20% membership interest in Pilus Energy in the same manner that Open Therapeutics votes its membership interest on all matters for which a member vote is required. Through March 31, 2017, there has been no activity recorded by Open Therapeutics, LLC with respect to these patents, thus the $75,000 remains contingently owed to them.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – INTANGIBLE ASSETS (CONTINUED)

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

License agreements consist of the cost of license fees with Breathe Ecig Corp. ($100,000), Green Hygienics, Inc. ($250,000) and Bacterial Robotics, LLC ($1,189,851) at March 31, 2015.

Patents:

Pilus Energy, LLC

The Company, through the acquisition of Pilus Energy on January 28, 2014, acquired a patent to develop cleantech energy using proprietary microbiological solution that creates electricity while consuming polluting molecules from wastewater.

As a result of the December 22, 2016 sale of the patents to Open Therapeutics, under the license agreement discussed above, the Company had fully impaired the value of the patents prior to the sale, and the warrants canceled as a result of this transaction was valueless as there is no intrinsic value to them. The Company recorded no gain or loss. Upon Open Therapeutics profitability with respect to this technology, the Company will be the beneficiary of a profit split as noted in the agreement, and will recognize revenue from that in the future.

The cost of the patent and related amortization at December 22, 2016 is as follows, prior to the sale:

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

NOTE 7 – CONVERTIBLE NOTES AND DERIVATIVE LIABILITIES

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

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – CONVERTIBLE NOTES AND DERIVATIVE LIABILITIES (CONTINUED)

Convertible notes payable containing derivative liabilities consisted of the following as of March 31:

		2017	2016
Convertible note payable – Union Capital – (May 15)	(a)	$121,800	$104,000
Convertible note payable - Group 10 - (Jul 15)	(b)	113,280	96,000
Convertible note payable - Group 10 - (Aug 16)	(c)	-	-
Convertible note payable - Group 10 - (Nov 16)	(d)	45,000	-

Total convertible notes payable, current		280,080	200,000
Less discounts: reflected as derivative liabilities		(280,080)	(200,000)
Total convertible notes payable, net of discounts		$-	$-

(a)	Twelve-month $104,000 convertible note, dated May 28, 2015 bearing interest at the rate of 7% per annum, and having a default rate of 24%. The note matured in May 2016. The Company granted noteholder 12,500,000 shares of Company common stock for a commitment fee in consideration of the note. Under the note, the Company entered into default on July 15, 2015 with the delisting from the OTCQB Exchange resulting from failure to timely file the Company’s annual report with the Securities and Exchange Commission (“SEC”) violating Regulation SX, Rule 2-01 as a direct result of the Company not being able to obtain properly audited financial statements. Due to the breach of delisting the outstanding principal due under this note was increased by 50% to $156,000, then increased again another 10% to $171,600. Pursuant to the terms of the Union Note, at any time Union may convert any principal and interest due to it at a 20% discount to the lowest closing bid price of Company common stock for the five trading days prior to the conversion notice. Additionally, the discount will be adjusted on a ratchet basis in the event the Company offers a more favorable discount rate or look-back period to a third party during the term of the Union. As of March 31, 2017, Union has converted $49,800 of principal and $18,167 of interest of this note. As of March 31, 2017, this note had accrued interest of $48,504. As of March 31, 2017, the value of the derivative liability related to this note is $109,498. Subsequent to March 31, 2017, the noteholder converted $64,350 of principal and $27,354 of accrued interest for 109,500,026 common shares.

(b)	Twelve-month $96,000 convertible note, bearing 20% OID, dated July 14, 2015 bearing interest at the rate of 12% per annum, and having a default rate of 18%. The note matured in May 2016. The Company granted noteholder 15,000,000 shares of Company common stock for a commitment fee in consideration of the note. Under the note, the Company entered into default on July 15, 2015 with the delisting from the OTCQB Exchange resulting from failure to timely file the Company’s annual report with the Securities and Exchange Commission (“SEC”) violating Regulation SX, Rule 2-01 as a direct result of the Company not being able to obtain properly audited financial statements. Due to the breach of delisting the outstanding principal due under this note was increased by 18% to $113,280. The holder has the right, but not the obligation, to convert all or any portion of the outstanding principal amount, accrued interest and fees due and payable thereon into fully paid and non-assessable shares of common stock of borrower at the conversion price, (the “conversion shares”) which shall mean the lesser of (a) fifty percent (50%) multiplied by the lowest closing price as of the date a notice of conversion is given (which represents a discount rate of fifty percent (50%)) or (b) one half penny ($0.005). If the market capitalization of the borrower is less than one million dollars ($1,000,000) on the day immediately prior to the date of the notice of conversion, then the conversion price shall be twenty-five percent (25%) multiplied by the lowest closing price as of the date a notice of conversion is given (which represents a discount rate of seventy-five percent (75%). Additionally, if the closing price of the borrower’s common stock on the day immediately prior to the date of the notice of conversion is less than $0.001 then the conversion price shall be twenty-five percent (25%) multiplied by the lowest closing price as of the date a notice of conversion is given (which represents a discount rate of seventy-five percent (75%). As of March 31, 2017, this note had accrued interest of $34,891. On December 6, 2016, Group 10 formally notified the Company of the amount of the default penalty being charged under their default penalty clause. This penalty resulted in the amount of $348,000. The current amount as demanded by the note holder was recorded as interest expense. As of March 31, 2017 the value of the derivative liability related to this note is $467,419. Subsequent to March 31, 2017, the noteholder converted $67,500 of principal for 175,000,000 common shares.

(c)	Twelve-month $48,000 convertible note, with OID in the amount of $8,000, dated August 3, 2016 bearing interest at the rate of 12% per annum, and having a default rate of 18%. The note matured in May 2016. The Company granted noteholder 8,000,000 shares of Company common stock for a commitment fee in consideration of the note. For the period of October 1, 2016 to December 5, 2016, the Company was not current with its reporting responsibilities under Section 13 of the Exchange Act and failed to timely file, when due, any SEC reports (10K and 10Q’s) was considered an event of default. Following the occurrence and during the continuance of an event of default, the Company agreed to pay to the holder in the amount equal to one thousand dollars ($1,000) per business day commencing the business day following the date of the event of default. The default penalty of $45,000 for the period of 45 days was settled for 10,000,000 common shares of Company stock ($0.0045 per share). This amount was recorded as interest expense. On November 7, 2016, the holder converted $50,160 ($0.00114 per share) into 44,000,000 common shares. The note had a face value of $48,000 with accrued interest of $2,160.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – CONVERTIBLE NOTES AND DERIVATIVE LIABILITIES (CONTINUED)

(d)	Twelve-month $45,000 convertible note, with OID in the amount of $7,000, dated November 7, 2016 bearing interest at the rate of 12% per annum, and having a default rate of 18%. The note will mature in November 2017. The Company granted noteholder 8,000,000 shares of Company common stock for a commitment fee in consideration of the note. If any event of default occurs, the outstanding principal shall be increased to one hundred eighteen percent (118%) of the outstanding principal. The holder has the right, but not the obligation, to convert all or any portion of the outstanding principal amount, accrued interest and fees due and payable thereon into fully paid and non-assessable shares of common stock of borrower at the conversion price, (the “conversion shares”) which shall mean the lesser of (a) fifty percent (50%) multiplied by the lowest closing price as of the date a notice of conversion is given (which represents a discount rate of fifty percent (50%)) or (b) three tenths of a penny ($0.003). If the market capitalization of the borrower is less than one million dollars ($1,000,000) on the day immediately prior to the date of the notice of conversion, then the conversion price shall be twenty-five percent (25%) multiplied by the lowest closing price as of the date a notice of conversion is given (which represents a discount rate of seventy-five percent (75%). Additionally, if the closing price of the borrower’s common stock on the day immediately prior to the date of the notice of conversion is less than $0.001 then the conversion price shall be twenty-five percent (25%) multiplied by the lowest closing price as of the date a notice of conversion is given (which represents a discount rate of seventy-five percent (75%). This note may be prepaid in cash by the Company after 180 days until maturity including a prepayment penalty of) one hundred forty-five percent (145%) of the prepayment amount. As of March 31, 2017 accrued interest was $2,130. As of March 31, 2017 the value of the derivative liability related to this note is $152,272.

Additionally, as of March 31, 2015, the value of the derivative liability associated with the convertible notes was $90,000 associated with the Class B warrants issued to Hanover Holdings I, LLC, as the warrants had been converted into shares of common stock during the three months ended June 30, 2015.

NOTE 8 – NOTES PAYABLE TO INDIVIDUALS AND COMPANIES

Notes payable to individuals and companies consisted of the following as of March 31:

		2017	2016
Convertible note payable - Group 10 - (Mar 17)	(a)	$-	$-
Alternative Strategy Partners PTE Ltd.	(b)	90,000	90,000
ADAR Bays -Dec 2016	(c)	67,045	-
ADAR Bays -Feb 2017	(d)	27,500	-
Eagle Equities, LLC - Jan 2017	(e)	18,000	-
Eagle Equities, LLC - Mar 2017	(f)	35,000	-
Individuals – June 2015	(g)	20,000	115,000
Individuals – Feb to April 2013	(h)	48,775	48,775

Total notes payable and convertible notes		306,320	253,775
Less - current portion of these notes		(306,320)	(253,775)
Total notes payable and convertible notes, net discounts		$-	$-

(a)	Twelve-month $40,000 convertible note with OID in the amount of $5,000 dated March 31, 2017. As additional consideration for the purchase of the note, the Company shall issue 15,000,000 commitment shares. This note bears 12% interest per annum with a default interest rate of 18%. In the event default occurs, the outstanding principal amount of this debenture shall increase to one hundred eighteen percent (118%) of the outstanding principal amount of this debenture. The holder shall have the right to convert any portion of the outstanding principal amount, accrued interest and fees due and payable thereon into fully paid and non-assessable shares of common stock of borrower at the conversion price, (the “conversion shares”) which shall mean the lesser of (a) sixty percent (50%) multiplied by the lowest closing price during the thirty-five (35) trading days prior to the notice of conversion is given (which represents a discount rate of forty percent (50%)) or (b) two-tenths of a penny ($0.002). If the market capitalization of the borrower is less than 1 million dollars ($1,000,000) or the closing price of the borrower’s common stock is below one-tenth of a penny ($0.001) on the day immediately prior to the date of the notice of conversion, then the conversion price shall be twenty-five percent (25%) multiplied by the lowest closing price during the thirty-five (35) trading days prior to the date a notice of conversion is given (which represents a discount rate of seventy-five percent (75%)). Borrower may prepay in cash the principal amount of this debenture and accrued interest thereon, with a premium payment equal to one hundred forty-five percent (145%) of the prepayment amount. Prepayments after one hundred eighty (180) days but before maturity are subject to the approval of holder. The note was effective as of March 31, 2017 however not funded as of March 31, 2017. Funding occurred April 3, 2017, therefore this amount is not included in the balance of notes payable and there was no accrued interest reflected as of March 31, 2017. On June 26, 2017, the Company settled this note in full for a one time cash payment in the amount of $59,659. The Company will record, as interest expense, a prepayment penalty of $18,594 in addition to the repayment of accrued interest of $1,065.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – NOTES PAYABLE TO INDIVIDUALS AND COMPANIES (CONTINUED)

(b)	Three-month $180,000 non-convertible note dated September 23, 2015 bearing and interest rate of 11.50% per annum. The note matured in December 2015. The Company received cash from the note of $90,000 ($75,000 wired directly to the Company and $15,000 wired directly from ASP to compensate a consultant). The balance of this note ($90,000) was to be wired directly to a Japanese based consumer product firm called Eishin, Inc., but there was never any documentation provided to support this $90,000. The Company is in dispute with the noteholder, and has not recorded this liability as of March 31, 2017 or 2016. If the proper documentation is provided to the Company, they will record the liability at that time. The Company has not received any type of default notice with respect to this $180,000 non-convertible debenture. Additionally, the Company has not received any shares in Eishin Co., Ltd. up to this point. The Company did follow up with Eishin in March 2017, and it was noted that Eishin did not reflect the Company as having this ownership. As a result, the additional $90,000 has not been recognized as outstanding. As of March 31, 2017, the Company has accrued interest $15,738.

(c)	Fifty-eight day $60,950 convertible note dated December 19, 2016, with OID in the amount of $7,950 bearing an interest rate of 12% with a default interest rate of 24%. As additional consideration for the purchase of the note, the Company issued the note holder 5,000,000 common share as commitment shares recorded at a value of $32,000 ($0.0065 per share). The holder of this note is entitled to convert any amount of the principal face amount of this note then outstanding into shares of the Company’s common stock at a conversion price for each share of Common Stock equal to 80% of the lowest trading price (20% discount) of the common stock of the lowest trading price of the common stock for the twenty trading days immediately preceding the delivery of a notice of conversion. If the note is still outstanding on the 6-month anniversary, then the conversion discount shall be increased from 20% to 35% such that the conversion price will be equal to 65%. On February 15, 2017, the note entered into default for failure to timely pay principal and interest upon maturity. Since this note was not paid at maturity, the outstanding principal due under this note increased by 10% to $67,045. This note is further guaranteed by Seth Shaw, Chief Executive Officer of the Company. Mr. Shaw pledged 37,500,000 shares of his Common Stock as collateral for payment obligation under this note. As of March 31, 2017, the Company has accrued interest $3,126. On June 21, 2017, the Company issued 53,461,538 common shares of stock at $0.00052 per share under a conversion notice submitted by the note holder, retiring $27,800 of principal.

(d)

Twelve-month $27,500 convertible note dated February 8, 2017, with 10% OID in the amount of $2,500 bearing an interest rate of 8% with a default rate of 24%. The holder of this note is entitled to convert any amount of the principal face amount of this note then outstanding into shares of the Company’s common stock at a conversion price for each share of Common Stock equal to 60% of the lowest trading price (40% discount) of the common stock of the lowest trading price of the common stock for the twenty trading days immediately preceding the delivery of a notice of conversion. During the first one hundred eighty (180) days, borrower may prepay the principal amount of this debenture and accrued interest thereon, with a premium, as set forth below (“prepayment premium”), such redemption must be closed and funded within three (3) days. The amount of each prepayment premium shall be as follows: (a) one hundred fifteen percent (115%) for redemptions in the first 30 days after the note issuance; (b) one hundred twenty percent (120%) of the prepayment amount if such prepayment is made at any time from thirty-one (31) days after the issuance date until sixty (60) days after the issuance date; (c) one hundred twenty-five percent (125%) of the prepayment amount if such prepayment is made at any time from sixty-one (61) days after the issuance date until ninety (90) days after the issuance date made; (d) one hundred thirty percent (130%) of the prepayment amount if such prepayment is made at any time from ninety-one (91) days after the issuance date until one hundred twenty (120) days after the issuance date made; and (e) one hundred thirty five percent (135%) of the prepayment amount if such prepayment is made at any time from one hundred twenty (121) days after the issuance date until one hundred fifty (150) days after the issuance (f) one hundred forty percent (140%) of the prepayment amount if such prepayment is made at any time from one hundred twenty (151) days after the issuance date until one hundred eighty (180) days after the issuance date made. This note may not be prepaid after one hundred (180) eighty days. If this Note is not paid at maturity, the outstanding principal due under this Note shall increase by 10%. As of March 31, 2017, the Company has accrued interest of $307.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – NOTES PAYABLE TO INDIVIDUALS AND COMPANIES (CONTINUED)

(e)	Twelve-month $18,000 convertible note dated January 27, 2017 bearing an interest rate of 8% with a default interest rate of 24%. The holder of this note may convert any amount of the principal face amount of this note then outstanding into shares of the Company’s common stock at a conversion price for each share equal to 75% of the lowest closing bid price as future for the ten (10) prior trading days. As additional consideration for the purchase of the note, the Company issued note holder 3,500,000 shares of restricted common stock valued at $15,750 ($0.0045 per share). During the first one hundred eighty (180) days, borrower may prepay the principal amount of this debenture and accrued interest thereon, with a premium, as set forth below (“prepayment premium”), such redemption must be closed and funded within three (3) days. The amount of each prepayment premium shall be as follows: (a) there will be no payment penalty for redemptions in the first 30 days after the note issuance; (b) one hundred ten percent (110%) of the prepayment amount if such prepayment is made at any time from thirty-one (31) days after the issuance date until sixty (60) days after the issuance date; (c) one hundred fifteen percent (115%) of the prepayment amount if such prepayment is made at any time from sixty-one (61) days after the issuance date until ninety (90) days after the issuance date made; (d) one hundred twenty percent (120%) of the prepayment amount if such prepayment is made at any time from ninety-one (91) days after the issuance date until one hundred twenty (120) days after the issuance date made; and (e) one hundred twenty five percent (125%) of the prepayment amount if such prepayment is made at any time from one hundred twenty (120) days after the issuance date until one hundred eighty (180) days after the issuance date made. This note may not be prepaid after one hundred (180) eighty days. In the event of default whereby the Company shall have its common stock delisted from an exchange the outstanding principal due under this note shall increase by 50%. If this note is not paid at maturity, the outstanding principal due under this note shall increase by 10%. Further, if a breach of Company becoming delinquent in its periodic report filings with the Securities and Exchange Commission occurs or is continuing after the 6 month anniversary of the Note, then the Holder shall be entitled to use the lowest closing bid price during the delinquency period as a base price for the conversion. As of March 31, 2017, the Company has accrued interest of $249.

(f)

Two-twelve-month convertible notes as part of a securities purchase agreement, dated March 20, 2017, to sell one year 8% convertible notes totaling $70,000 ($35,000 each). As additional consideration for the purchase of the note, the Company issued note holder 16,000,000 shares of restricted common stock valued at $43,200 ($0.0027 per share.) Both notes mature on March 20, 2018. On March 22, 2017, the noteholder funded the first note through the direct payment of cash to third parties. The holder of the notes is entitled to convert any amount of the principal face amount of this note then outstanding into shares of the Company’s common stock at a conversion price for each share equal to 75% of the lowest closing bid price for the ten (10) prior trading days. During the first one hundred eighty (180) days, borrower may prepay the principal amount of this debenture and accrued interest thereon, with a premium, as set forth below (“prepayment premium”), such redemption must be closed and funded within three (3) days. The amount of each prepayment premium shall be as follows: (a) there will be no payment penalty for redemptions in the first 30 days after the note issuance; (b) one hundred ten percent (110%) of the prepayment amount if such prepayment is made at any time from thirty-one (31) days after the issuance date until sixty (60) days after the issuance date; (c) one hundred fifteen percent (115%) of the prepayment amount if such prepayment is made at any time from sixty-one (61) days after the issuance date until ninety (90) days after the issuance date made; (d) one hundred twenty percent (120%) of the prepayment amount if such prepayment is made at any time from ninety-one (91) days after the issuance date until one hundred twenty (120) days after the issuance date made; and (e) one hundred twenty five percent (125%) of the prepayment amount if such prepayment is made at any time from one hundred twenty (120) days after the issuance date until one hundred eighty (180) days after the issuance date made. This note may not be prepaid after one hundred (180) eighty days. If this note is not paid at maturity, the outstanding principal due under this note shall increase by 10%. As of March 31, 2017, the Company has accrued interest of $84. On June 8, 2017, the noteholder advanced funds in the amount of $8,623 in the form of a direct payment to a third party. On June 15, 2017, the Company was advanced $8,000 towards the second note. On June 26, 2017 the note holder fully funded the second note with a payment to the Company in the amount of $16,377. Legal fees in the amount of $2,000 were deducted from the proceeds.

(g)	On June 1, 2015, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with various accredited investors for the sale of certain debentures with aggregate gross proceeds to the Company of $133,000 ($18,000 of which was to a related party). Pursuant to the terms of the agreement, the investors were granted 13,300,000 shares of Company common stock for a commitment fee. These shares were issued on June 15, 2016. Additionally, the Company was required to repay the amounts raised under the Purchase Agreement prior to December 1, 2015 except as described below. The Purchase Agreement provided the Company with the following prepayment options: (i) if prepaid prior to August 31, 2015, the Company must pay each investor the amount invested plus a 10% premium and (ii) if prepaid after August 31, 2015 but prior to December 1, 2015, the Company must pay each investor the amount invested plus a 20% premium. Because the Company did not repay the amounts as described above, on December 1, 2015 the Company had the option to convert all amounts raised under the Purchase Agreements into shares of common stock based on a 20% discount to the Company’s VWAP (as defined in the Purchase Agreement) for the three Trading Days (as defined in the Purchase Agreement) prior to December 1, 2015, which the Company has done. Excluding the 13,300,000 commitment shares, in May 2016 the Company agreed to issue 33,900,000 shares of its common stock, which were issued on June 15, 2016 to settle all obligations under these Purchase Agreements with the exception of one individual note holder in the amount of $20,000, which remains outstanding as of March 31, 2017. Accrued interest on this note as of March 31, 2017 is $4,000.

(h)	Individual notes issued to 6 individuals bearing an interest rate of 8%. These notes were issued from February through April 2013. The notes are convertible into common stock of the Company at $0.025 per share. During the years ended March 31, 2017 and 2016 no notes were converted to common stock. Accrued interest on these notes as of March 31, 2017 is $17,127.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – NOTES PAYABLE TO INDIVIDUALS AND COMPANIES (CONTINUED)

Interest expense for the years ended March 31, 2017 and 2016 was $721,408 and $83,456. Included in interest expense for these years are fees related to default fees and value attributable to commitment fees for the various notes. Accrued interest at March 31, 2017 and 2016 was $122,887 and $86,812, respectively.

See Note 15 for additional long-term debt transactions that occurred subsequent to March 31, 2017.

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

On June 15, 2017, Seth Shaw, Chief Executive Officer made a personal investment into the Company of $95,000. This investment is structured as an equity private placement of 76,000,000 at $0.00125. The Company will utilize this infusion of working capital for general and administrative purposes.

On June 21, 2017, Seth Shaw, Chief Executive Officer made a personal investment into the Company of $55,000. This investment is structured as an equity private placement of 44,000,000 at $0.00125. The Company will utilize this infusion of working capital for general and administrative purposes.

NOTE 10 – STOCKHOLDERS’ DEFICIT

Common Stock

As of March 31, 2017, the Company is authorized to issue 2,500,000,000 shares of its common stock. As of March 31, 2017, 1,734,920,049 shares of common stock are outstanding.

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

On April 27, 2017, the Company’s Board of Directors (“BOD”) approved an amendment to the Company’s Articles of Incorporation to increase the Company’s authorized common stock from 2,500,000,000 to 7,500,000,000 shares and on May 26, 2017, the Company filed Schedule DEF 14A with the Securities and Exchange Commission calling for a special meeting of the stockholders that was held on June 28, 2017 to approve the amendment. The articles of amendment were filed with the Florida Secretary of State on June 29, 2017.

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

During the year ended March 31, 2016, the Company issued 191,750,000 shares of common stock for advisory and investor relation services at prices ranging from $0.002 to $0.0045 per share, totaling $759,750.

During the year ended March 31, 2016, the Company issued 4,000,000 shares of common stock along with $8,000 in cash to settle a liability of a consultant who provided services for the Company from August 2013 through October 2013. The stock was valued at $0.002 per share, totaling $8,000.

Fiscal Year 2017

During the year ended March 31, 2017, the Company issued 33,900,000 shares of common stock at a value $135,600 ($0.004 per share) to convert notes payable in the amount $113,000 (including a related party note in the amount of $18,000) plus a 20% conversion premium which was recorded as interest expense in the amount $22,600.

During the year ended March 31, 2017, the Company issued 104,375,000 shares of common stock ($0.004 per share) for proceeds of $428,500.

During the year ended March 31, 2017, the Company issued 197,000,000 shares of common stock for services rendered and to be rendered valued at $816,168 ($0.0029 to $0.0088 per share) which is reflected in stock-based compensation. Value represents contracts entered into with various consultants, with the grant date fair value amortized over the life of the contracts.

During the year ended March 31, 2017, the Company issued 63,800,000 shares of common stock for commitment shares to note holders at a value of $378,550 ($0.0027 to $0.01 per share).

During the year ended March 31, 2017, the Company issued 100,639,501 shares of common stock to convert principal and interest in the amount of $118,126 ($0.00114 to $0.0012 per share).

On November 18, 2016, the Company issued 15,384,615 common shares of Company stock to settle an outstanding payable in the amount of $194,516. The Company recognized a gain on the settlement of this liability in the amount of $94,516, as the shares were valued at $100,000.

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

Warrants for Common Stock

The following table summarizes warrant activity for the years ended March 31, 2017 and 2016:

			Weighted
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding at March 31, 2015	106,941,932	$0.02	4.49 Years	$10,050,000

Granted	-	-
Expired	-	-
Exercised	(29,188,403)	(0.01)
Canceled	-	-

Outstanding at March 31, 2016	77,303,529	$0.02	3.49 Years	$10,050,000

Granted	37,350,000	0.01	2.44 Years	-
Expired	-	-
Exercised	-	-
Canceled	(23,134,118)	(0.02)

Outstanding and exercisable at March 31, 2017	91,519,411	$0.02	3.41 Years	$-

The warrants were valued utilizing the following assumptions employing the Black-Scholes Pricing Model:

	Year Ended March 31, 2017	Year Ended March 31, 2016
Volatility	203%	n/a
Risk-free rate	0.66%	n/a
Dividend	-	-
Expected life of warrants	2.35	n/a

For the year ended March 31, 2017, the Company entered into Stock Purchase agreements (“SPA’s”) with 20 qualified investors, subsequently issuing 93,375,000 shares of common stock. In accordance with terms of the SPA’s, each investor was awarded 1 Non-cashless Warrant (with a term of 36 months) for every 2.5 shares of stock purchased. The strike price of these warrants is 1 cent per share. The total warrants of 37,350,000 are classified as additional paid in capital. The warrants are classified as equity as they contain no provisions that would enable liability classification.

On December 22, 2016, the Company, entered in a membership interest transfer agreement with Open Therapeutics, LLC, an Ohio limited liability company (“Open Therapeutics” formerly Bacterial Robotics LLC and Microbial Robotics, LLC), whereby the Company sold 80% of its membership interest in Pilus which included the patents. Open Therapeutics agreed to terminate and cancel 80% of the unexercised portion of the warrant to purchase 28,917,647 shares (or 23,134,118 warrants) of the Company’s common stock (issued on January 28, 2014). Open Therapeutics will pay 20% of the net profit generated, to the Company from the previous year’s earnings after the initial $75,000 of profit (reflected as a contingent liability on the consolidated balance sheet). The Company further agreed it would vote its 20% membership interest in Pilus Energy in the same manner that Open Therapeutics votes its membership interest on all matters for which a member vote is required. Through March 31, 2017, there has been no activity recorded by Open Therapeutics, LLC with respect to these patents, thus the $75,000 remains contingently owed to them.

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

Volatility	220%
Expected dividend rate	-
Expected life of options in years	10
Risk-free rate	1.87%

The following table summarizes option activity for the years ended March 31, 2017 and 2016:

Weighted
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding at March 31, 2015	10,000,000	$0.10	6.85 Years	$—

Granted	—	—
Expired	—	—
Exercised	—	—

Outstanding at March 31, 2016	10,000,000	$0.10	5.85 Years	$—

Granted	—	—
Expired	—	—
Exercised	—	—

Outstanding and exercisable at March 31, 2017	10,000,000	$0.10	4.85 Years	$—

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

Deferred tax assets consist of the following:

	March 31, 2017	March 31, 2016
Net operating losses	$8,479,000	$7,670,000
Valuation allowance	(8,479,000)	(7,670,000)
	$-	$-

At March 31, 2017, the Company had a U.S. net operating loss carryforward in the approximate amount of $20 million available to offset future taxable income through 2037. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods. The Company also has a Canadian carry forward loss which approximates $700,000 and is available to offset future taxable income through 2037. The valuation allowance increased by $809,000 and $580,000 in the years ended March 31, 2017 and 2016, respectively.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – PROVISION FOR INCOME TAXES (CONTINUED)

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and the federal statutory rate for the years ended March 31, 2017 and 2016 is summarized as follows.

	2017	2016
Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefits	(3.3)	(3.3)
Foreign tax	(0.3)	(0.3)
Valuation allowance	37.6	37.6
	0%	0%

NOTE 12 – INVESTMENTS - AVAILABLE FOR SALE SECURITIES

The Company’s investments in Green Innovations, Ltd is included within Current Assets as they are expected to be realized in cash within one year. The investments are recorded at fair valve with unrealized gains and losses, net of applicable taxes, in Other Comprehensive Income. The Company’s investment in Green Innovations, Ltd has a cost of $250,000, unrealized loss of $249,375 and a fair value of $625 at March 31, 2017. At March 31, 2016, the unrealized loss was $249,250 and the fair value was $750, respectively.

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

NOTE 13 – CURRENT LITIGATION (CONTINUED)

Lawsuit Filed Against Cowan Gunteski & Co. PA (Continued)

On May 23, 2017, the Company represented in person by Paul K. Silverberg and Seth M. Shaw at the Trenton Courthouse (New Jersey Federal District Court) sought a trial date and a ruling concerning the Company's request for assignment of a Jury.  On that date, Judge Sheridan assigned the case a trial date of November 6, 2017, however, has not yet rendered a final ruling with respect to assignment of a jury to this trial.  The case has been focused most recently on completion of the discovery phase and the Company has been taking numerous depositions and has furnished upon request, the documents requested by plaintiff's counsel.

The Company has previously disclosed that it is seeking in excess of $4,000,000 in monetary damages at trial.  While the specific details are strictly confidential, the Company has recently held a new round of settlement talks with plaintiff and malpractice insurance provider. These discussions may continue up till the trial date. The Company cannot predict whether or not the case will settle prior to trial.

Lawsuit with Crystal Research Associates

On December 9, 2015, Crystal Research Associates served the Company with a Lawsuit (filed in Supreme Court of the State of New York - County of New York) (Index No. 161962/2015), alleging that the Company owed to Crystal Research a total of $48,000.  This money that Crystal Research alleged was owed is related to a March 13, 2014 "Public Relations Services" contract entered into by the Company’s previous CEO, Dr. Stella M. Sung.  The Company has carefully reviewed the complaint filed by Crystal Research and believes that the contentions asserted by Crystal Research are incorrect.  The case, as of June 30, 2017, is in discovery where a deadline has been set in next 60 days.  At this time, there are ongoing settlement discussions with a possibility that this case will be settled prior to trial.

NOTE 14 – FAIR VALUE MEASUREMENTS

The following summarizes the company’s financial assets and liabilities that are measured at fair value on a recurring basis at March 31, 2017 and 2016:

	March 31, 2017
	Level 1	Level 2	Level 3	Total
Assets
Investment-available-for-sale security	$625	$—	$—	$625

Liabilities
Derivative liabilities	$—		$722,707	$722,707

	March 31, 2016
	Level 1	Level 2	Level 3	Total
Assets
Investment-available-for-sale security	$750	$—	$—	$750

Liabilities
Derivative liabilities	$—		$670,577	$670,577

The estimated fair values of the Company’s derivative liabilities are as follows:

	Convertible	Derivative
	Notes	Liability	Total
Liabilities Measured at Fair Value

Balance as of March 31, 2015	$—	$90,000	$90,000

Revaluation (gain) loss	—	472,777	472,777

Derivative expense on new debt	—	197,800	197,800

Issuances, net	—	(90,000)	(90,000)

Balance as of March 31, 2016	$—	$670,577	$670,577

Revaluation (gain) loss	—	101,688	101,688

Derivative expense on new debt	—	9,691	9,691

Original issue discount reflect in derivative liability	—	(6,358)	(6,358)

Derivative expense on converted debt (recorded as APIC), net OID	—	(52,891)	(52,891)

Ending balance as of March 31, 2017	$—	$722,707	$722,707

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – SUBSEQUENT EVENTS

Common Stock Issuances

On April 3, 2017, the Company issued 19,252,740 common shares of stock at $0.0012 per share, to a noteholder, Union Capital, LLC, in accordance with a conversion notice, retiring $16,500 of principal and $6,603 of interest for the note dated May 28, 2015, having an original face value of $104,000.

On April 6, 2017, the Company issued 50,000,000 common shares of stock to a noteholder at $0.00035 per share, Group 10 Holdings LLC, in accordance with a conversion notice, retiring $17,500 of principal for the note dated July 14, 2015, having an original face value of $96,000.

On May 2, 2017, the Company issued 22,517,229 common shares of stock at $0.00104 per share, to a noteholder, Union Capital, LLC, in accordance with a conversion notice, retiring $16,500 of principal and $6,918 of interest for the note dated May 28, 2015, having an original face value of $104,000.

On May 19, 2017, the Company issued 22,946,735 common shares of stock at $0.00072 per share, to a noteholder, Union Capital, LLC, in accordance with a conversion notice, retiring $11,550 of principal and $4,972 of interest for the note dated May 28, 2015, having an original face value of $104,000.

On June 14, 2017, the Company issued 14,914,212 common shares of stock at $0.00064 per share, to a noteholder, Union Capital, LLC, in accordance with a conversion notice, retiring $6,600 of principal and $2,945 of interest for the note dated May 28, 2015, having an original face value of $104,000.

On June 15, 2017, the Company issued 50,000,000 common shares of stock to a noteholder at $0.0004 per share, Group 10 Holdings LLC, in accordance with a conversion notice, retiring $20,000 of principal for the note dated July 14, 2015, having an original face value of $96,000.

On June 15, 2017, Seth Shaw, Chief Executive Officer made a personal investment into the Company of $95,000. This investment is structured as an equity private placement of 76,000,000 at $0.00125. The Company will utilize this infusion of working capital for general and administrative purposes.

On June 16, 2017, the Company issued 29,869,110 common shares of stock at $0.00064 per share, to a noteholder, Union Capital, LLC, in accordance with a conversion notice, retiring $13,200 of principal and $5,916 of interest for the note dated May 28, 2015, having an original face value of $104,000.

On June 21, 2017, Seth Shaw, Chief Executive Officer made a personal investment into the Company of $55,000. This investment is structured as an equity private placement of 44,000,000 at $0.00125. The Company will utilize this infusion of working capital for general and administrative purposes.

On June 21, 2017, the Company issued 53,461,538 common shares of stock at $0.00052 per share to a noteholder, Adar Bays LLC, in accordance with a conversion notice, retiring $27,800 of principal for the note dated December 19, 2016, having a face value of $60,950.

On June 29, 2017, the Company issued 75,000,000 common shares of stock to a noteholder at $0.0004 per share, Group 10 Holdings LLC, in accordance with a conversion notice, retiring $30,000 of principal for the note dated July 14, 2015, having an original face value of $96,000.

Convertible Notes

On April 3, 2017, a noteholder, Group 10 Holdings LLC transferred, to the Company, cash in the amount of $35,000 to fund a 12%, $40,000 convertible debenture with OID in the amount of $5,000 dated March 31, 2017 (see Note 8).

May 2, 2017, GS Capital Partners, LLC funded a one year 8% $45,000 convertible note (the “GS Note”) dated On April 27, 2017. The GS Note has a maturity date of April 27, 2018. This note has a default interest rate of 24%. If the GS Note is not paid at maturity, the outstanding principal due under the GS Note shall increase by 10%.

The holder is entitled to convert any amount of the principal and accrued interest of then outstanding into shares of the Company’s common stock at a price for each share of common stock equal to 70% of the lowest daily volume weighted average price (VWAP) of the common stock for the fifteen (15) prior trading days. In the event the Company experiences a DTC “Chill” on its shares, the conversion price shall be decreased to 60% instead of 70% while that “Chill” is in effect.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – SUBSEQUENT EVENTS (CONTINUED)

Convertible Notes (Continued)

During the first six months the GS Note is in effect, the Company may redeem the note by paying to the holder an amount as follows: (i) if the redemption is within the first 90 days of the issuance date, then for an amount equal to 120% of the unpaid principal amount of this Note along with any interest that has accrued during that period, (ii) if the redemption is after the 91st day, but less than the 180th day of the issuance date, then for an amount equal to 133% of the unpaid principal amount of the GS Note along with any accrued interest. The GS Note may not be redeemed after 180 days.

On May 11, 2017, the Company entered into an amendment agreement with a noteholder of three convertible notes (see Notes 7 and 8) amending provisions of the note agreements relative to the conversion provisions. All changes to the underlying convertible notes dated July 16, 2015; November 7, 2016 and March 31, 2017 are reflected in this document as amended.

The noteholder (Group 10) agreed that the prevailing conversion price shall mean the lesser of (a) fifty percent (50%) multiplied by the lowest closing price as of the date the notice of conversion is given (which represents a discount rate of fifty percent (50%)) or (b) two-tenths of a penny ($0.002). The conversion rate as originally stated was (a) sixty percent (60%) multiplied by the lowest closing price as of the date the notice of conversion is given (which represents a discount rate of forty percent (40%)).

Further, the conversion price will be adjusted in the case where the market capitalization of the borrower is less than one million dollars ($1,000,000) on the day immediately prior to the date of the notice of conversion, then the conversion price shall be twenty-five percent (25%) multiplied by the lowest closing price as of the date a notice of conversion is given (which represents a discount rate of seventy-five percent (75%)); and if the closing price of the borrower’s common stock on the day immediately prior to the date of the notice of conversion is less than one tenth of a penny ($0.001) then the conversion price shall be twenty-five percent (25%) multiplied by the lowest closing price as of the date a notice of conversion is given (which represents a discount rate of seventy-five percent (75%)). The note as originally stated, the conversion price adjustment originally was to be triggered once the market capitalization was below two million dollars or if the closing price of the borrower’s common stock on the day immediately prior to the date of the notice of conversion is less than one tenth of a penny ($0.002) effectuating the conversion price of twenty-five percent (25%) multiplied by the lowest closing price as of the date a notice of conversion is given (which represents a discount rate of seventy-five percent (75%)).

Additionally, the noteholder has waived clauses relative to the most favored nations clause and permitted indebtedness.

On May 30, 2017, GS Capital Partners, LLC funded a one year 8% $45,000 convertible redeemable note in accordance with a securities purchase agreement dated March 30, 2017. The GS Note has a maturity date of May 30, 2018. This note has a default interest rate of 24%. If the GS Note is not paid at maturity, the outstanding principal due under the GS Note shall increase by 10%.

The holder is entitled to convert any amount of the principal and accrued interest of then outstanding into shares of the Company’s common stock at a price for each share of common stock equal to 70% of the lowest daily volume weighted average price (VWAP) of the common stock for the fifteen (15) prior trading days. In the event the Company experiences a DTC “Chill” on its shares, the conversion price shall be decreased to 60% instead of 70% while that “Chill” is in effect.

During the first six months the GS Note is in effect, the Company may redeem the note by paying to the holder an amount as follows: (i) if the redemption is within the first 90 days of the issuance date, then for an amount equal to 120% of the unpaid principal amount of this Note along with any interest that has accrued during that period, (ii) if the redemption is after the 91st day, but less than the 180th day of the issuance date, then for an amount equal to 133% of the unpaid principal amount of the GS Note along with any accrued interest. The GS Note may not be redeemed after 180 days.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – SUBSEQUENT EVENTS (CONTINUED)

Convertible Notes (Continued)

On June 15, 2017, Eagle Equities advanced the Company $8,000 as part of the back-end note under the securities purchase agreement, dated March 20, 2017, to sell two one year 8% convertible note in the amount of $70,000 ($35,000 each) (see Note 8). This back-end convertible note will mature in twelve-months. On June 8, 2017, the noteholder advanced funds in the amount of $8,623 to a third party for administrative services. The holder of the first note is entitled to convert any amount of the principal face amount of this note then outstanding into shares of the Company’s common stock at a conversion price for each share equal to 75% of the lowest closing bid price for the ten (10) prior trading days. During the first one hundred eighty (180) days, borrower may prepay the principal amount of this debenture and accrued interest thereon, with a premium, as set forth below (“prepayment premium”), such redemption must be closed and funded within three (3) days. The amount of each prepayment premium shall be as follows: (a) there will be no payment penalty for redemptions in the first 30 days after the note issuance; (b) one hundred ten percent (110%) of the prepayment amount if such prepayment is made at any time from thirty-one (31) days after the issuance date until sixty (60) days after the issuance date; (c) one hundred fifteen percent (115%) of the prepayment amount if such prepayment is made at any time from sixty-one (61) days after the issuance date until ninety (90) days after the issuance date made; (d) one hundred twenty percent (120%) of the prepayment amount if such prepayment is made at any time from ninety-one (91) days after the issuance date until one hundred twenty (120) days after the issuance date made; and (e) one hundred twenty five percent (125%) of the prepayment amount if such prepayment is made at any time from one hundred twenty (120) days after the issuance date until one hundred eighty (180) days after the issuance date made. This note may not be prepaid after one hundred (180) eighty days. If this note is not paid at maturity, the outstanding principal due under this note shall increase by 10%. On June 26, 2017 the note holder fully funded the second note with a payment to the Company in the amount of $16,377. Legal fees in the amount of $2,000 were deducted from the proceeds.

On June 26, 2017, the Company settled an outstanding convertible note in full with a noteholder, Group 10 LLC, for a one time cash payment in the amount of $59,659. The convertible note dated March 31,2017 had a face value of $40,000. The Company will record, as interest expense, a prepayment penalty of $18,594 in addition to the repayment of accrued interest of $1,065.

On June 27, 2017, the Company entered into a one-year 5% convertible note in the amount of $80,000 with GS Capital Partners, LLC. The noteholder is entitled, at its option, at any time after cash payment, to convert any amount of the principal face amount of this note then outstanding into shares of the Company's common stock at a price equal to $0.00125 per share. Upon an Event of Default, interest shall accrue at a default interest rate of 24% per annum. If this Note is not paid at maturity, the outstanding principal due under this Note shall increase by 10%. Additionally, the Company will issue the noteholder 5,000,000 restricted shares as additional consideration for the purchase of the note as well as 16,000,000 five-year cashless warrants with an exercise price of $0.0035 per share. All the terms set forth, including but not limited to interest rate, prepayment terms, conversion discount or lookback period will be adjusted downward (i.e. for the benefit of the Holder) if the Company offers a more favorable conversion discount (whether via interest, rate OID or otherwise) or lookback period to another party or otherwise grants any more favorable terms to any third party than those contained herein while this note is in effect. During the first six months this Note is in effect, the Company may redeem this note by paying to the holder an amount as follows: (i) if the redemption is within the first 90 days this note is in effect, then for an amount equal to 120% of the unpaid principal amount of this note along with any interest that has accrued during that period, (ii) if the redemption is after the 91st day this note is in effect, but less than the 180th day this note is in effect, then for an amount equal to 133% of the unpaid principal amount of this note along with any accrued interest. This note may not be redeemed after 180 days. This note was funded on June 30, 2017.

Legal Matters

On May 23, 2017, the Company represented in person by Paul K. Silverberg and Seth M. Shaw at the Trenton Courthouse (New Jersey Federal District Court) sought a trial date and a ruling concerning the Company's request for assignment of a Jury.  On that date, Judge Sheridan assigned the case a trial date of November 6, 2017, however, has not yet rendered a final ruling with respect to assignment of a jury to this trial.  The case has been focused most recently on completion of the discovery phase and the Company has been taking numerous depositions and has furnished upon request, the documents requested by plaintiff's counsel.

The Company has previously disclosed that it is seeking in excess of $4,000,000 in monetary damages at trial.  While the specific details are strictly confidential, the Company has recently held a new round of settlement talks with plaintiff and malpractice insurance provider.  These discussions may continue up till the trial date.  The Company cannot predict whether or not the case will settle prior to trial.

Other Matters

On June 27, 2017, the Company wired $20,000 to Ice + Jam as an advanced payment on initial inventory base of 10,000-15,000 units with completed display cases and promotional literature for the contemplated launch. The Company has focused its efforts on securing potential distribution channels to the retail marketplace, as well as the improvement of the HERMAN product; inclusive of the label and graphics. The Company plans a mid to late autumn 2017 launch period to capitalize on the potential market demand associated with seasonality.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the year ended March 31, 2017 covered by this Form 10-K. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

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

With the participation of the Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the Company’s internal control over financial reporting as of March 31, 2017 based upon the framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that, as of March 31, 2017, the Company had material weaknesses in its internal control over financial reporting and was deemed to be not effective. Specifically, management identified the following material weaknesses at March 31, 2017:

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

In September 2012, the Company appointed Bruce Harmon as chief financial officer. Mr. Harmon has more than thirty years’ experience as a financial professional serving as chief financial officer of several publicly registered entities. On August 31, 2014, Mr. Harmon resigned as our chief financial officer and was replaced by Mr. Shaw. Mr. Shaw served as our chief financial officer until February 27, 2015 when he was replaced by Dr. Sung. On July 9, 2015, Dr. Sung resigned as the Company’s Chief Financial Officer. On July 10, 2015, Ms. Lahlou was appointed as the Company’s Interim Chief Financial Officer. Ms. Lahlou resigned as Chief Financial Officer on May 26, 2017.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information with respect to persons who are serving as directors and officers of the Company during the Company fiscal year end 2017. Ms. Lahlou resigned as Chief Financial Officer on May 26, 2017. Each director holds office until the next annual meeting of shareholders or until his successor has been elected and qualified.

Name	Age	Position

Seth M. Shaw	38	Chief Executive Officer, Chief Financial Officer and Director
Ghalia Lahlou	30	Former Chief Financial Officer
Dr. David L. Wolitzky	80	Director
Hingge Hsu	58	Director
Thomas J. Graham	68	Director

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

Ms. Ghalia Lahlou had served as the Company’s Chief Financial Officer since July 10, 2015. Ms. Lahlou joined the Company in May 2011 as the Operations Manager based in the Montreal office. She previously worked in a number of operational roles ranging from the energy sector to healthcare. Ms. Lahlou was pivotal in interfacing and managing institutional and high net worth investors during her tenure with two early stage public companies. Prior to this, she served the role of assistant project manager at one of the largest steel manufacturing companies in North Africa. During her time there, she played a key role in the development of new product lines catering to the construction and building sector. At the Company, her role involves maintaining relationships with investors, managing daily operations and overseeing company communications with the investor community and the regulatory authorities in U.S and Canada.

Ms. Lahlou graduated from McGill University, Montreal, Canada with a degree in Mechanical Engineering. Prior to that, she completed her studies in Health Sciences at Marianopolis College, Montreal.

Ms. Lahlou resigned as chief financial officer on May 26, 2017.

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

Directors’ and Officers’ Liability Insurance

The Company currently does not have directors’ and officers’ liability insurance insuring our directors and officers against liability for acts or omissions in their capacities as directors or officers.

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

ITEM 11. EXECUTIVE COMPENSATION.

The table below sets forth, for our last two fiscal years, the compensation earned by our named executive officers.

Name and Principal Position	Year	Salary	Deferred Compensation	Bonus	Stock Awards	Option/ Warrant Awards	All Other Compensation	Total

Dr. Stella M. Sung (1)	2017	$-	$-	$-	$-	$-	$-	$-
Former Chief Executive Officer/Chief Financial Officer	2016	$55,000	$-	$-	$4,650	$-	$5,117	$64,767

Seth M. Shaw (2)	2017	$128,873	$-	$-	$-	$-	$8,500	$137,373
Chief Executive Officer	2016	$58,500	$-	$-	$170,610	$-	$8,381	$237,491

Ghalia Lahlou (3)	2017	$62,133	$-	$-	$-	$-	$-	$62,133
Chief Financial Officer	2016	$61,500	$-	$-	$133,835	$-	$-	$195,335

(1) On July 9, 2015, Dr. Sung resigned as our chief executive officer and chief financial officer and was replaced by Mr. Shaw as our chief executive officer.

(2) Mr. Shaw was appointed chief executive officer on July 9, 2015.

(3) Ms. Lahlou was appointed chief financial officer on July 9, 2015. Ms. Lahlou resigned as chief financial officer on May 26, 2017.

The general policy of the Board of Directors is that compensation for independent Directors should be a nominal cash fee plus equity-based compensation. We do not pay employee Directors for Board service in addition to their regular employee compensation. The Board of Directors have the primary responsibility for considering and determining the amount of Director compensation.

The following table shows amounts earned by each Director in the fiscal year ended March 31, 2017.

Director	Fees Earned or Paid in Cash	Stock Awards	Warrant Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Dr. David L. Wolitzky	$-	$-	$-	$-	$-	$-	$-
Hingge Hsu	$-	$-	$-	$-	$-	$-	$-
Thomas Graham	$-	$-	$-	$-	$-	$-	$-

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of July 6, 2017 regarding the beneficial ownership of our common stock by (i) each person or entity who, to our knowledge, beneficially owns more than 5% of our common stock; (ii) each executive officer and named officer; (iii) each director; and (iv) all of our officers and directors as a group. Unless otherwise indicated in the footnotes to the following table, each of the stockholders named in the table has sole voting and investment power with respect to the shares of our common stock beneficially owned. Except as otherwise indicated, the address of each of the stockholders listed below is: c/o 39 Old Ridgebury Road, Danbury, Connecticut 06180.

Name	Number of Shares Beneficially Owned(1)	Percentage of Outstanding Common Stock (1)

Non-employee Directors:
Hingge Hsu, M.D., M.B.A.	9,400,000	*
David L. Wolitzky	16,361,700	*
Thomas J. Graham	9,327,500	*

Named Executive Officers:
Seth M. Shaw, Chief Executive Officer and Director (2)	161,390,000	7.36%
Kevin P. Lacey, Chief Financial Officer	3,000,000	*

All directors and named executive officers as a group (5 persons)	199,479,200	9.10%

* Denotes less than 1%.

(1) Applicable percentage of ownership is based on 2,192,881,613 total shares comprised of our common stock as of July 6, 2017, including 120,000,000 shares purchased by Seth Shaw, Chief Executive Officer. Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission and means voting or investment power with respect to securities. Shares of our common stock issuable upon the exercise of stock options exercisable currently or within 60 days of July 6, 2017 are deemed outstanding and to be beneficially owned by the person holding such option for purposes of computing such person’s percentage ownership, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Shares of our preferred stock are deemed outstanding and to be beneficially owned by the person holding such shares for purposes of computing such person’s percentage ownership.

(2) Shares in the amount of 120,000,000 have been purchased and funded under Security Purchase Agreement (See Note 15) but have not been issued by the Company. Shares will be issued as soon as practicable after the formal increase in authorized shares in accordance with approval thereof at the shareholders meeting on June 28, 2017.

(3) Kevin P. Lacey was appointed Chief Financial Officer as of July 5, 2017. In accordance with his appointment the Company has agreed to issue 20,000,000 common shares. As of this report date those shares have not been issued.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

On June 15, 2017, Seth Shaw, Chief Executive Officer made a personal investment into the Company of $95,000. This investment is structured as an equity private placement of 76,000,000 at $0.00125. The Company will utilize this infusion of working capital for general and administrative purposes.

On June 21, 2017, Seth Shaw, Chief Executive Officer made a personal investment into the Company of $55,000. This investment is structured as an equity private placement of 44,000,000 at $0.00125. The Company will utilize this infusion of working capital for general and administrative purposes.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table sets forth the fees billed by our principal independent accountants, KBL, LLP for 2017 and 2016, for the categories of services indicated.

	Years Ended March 31,
Category	2017	2016
KBL, LLP
Audit Related Fees	$55,000	$55,000
Tax Fees	-	-
All Other Fees	-	-
Total	$55,000	$55,000

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

/s/ Seth M. Shaw	July 7, 2017
Seth M. Shaw, Principal Executive Officer	Date

/s/ Kevin P. Lacey	July 7, 2017
Kevin P. Lacey, Principal Accounting Officer	Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Seth M. Shaw	July 7, 2017
Seth M. Shaw, Director	Date

/s/ Dr. David L. Wolitzky	July 7, 2017
Dr. David L. Wolitzky, Director	Date

/s/ Thomas J. Graham	July 7, 2017
Thomas J. Graham, Director	Date

