Form 10-K/A
period 2017-03-31
TAURIGA SCIENCES, INC.
filed 2017-07-10
CIK 1142790

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

As of as of July 7, 2017, the registrant had 2,072,881,613 shares of its Common Stock, $0.00001 par value, outstanding.

EXPLANATORY NOTE

On July 7, 2017, Tauriga Sciences, Inc. (the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended March 31, 2017. This 10-K/A is being amended to correct the error in the originally reported trading range of the Company’s stock for the period following the balance sheet date to the report date. The filed Form 10-K for the fiscal year ended March 31, 2017 cited the low for that trading period as $0.008. The actual low closing price for the period subsequent to the balance sheet date was $0.0008. Presented below is presented the entire subsection of Part II, Item 5. for Market information, as corrected. The Company has also updated the cover page. No other items are being amended in this 10-K/A from the original filing.

2

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Common Equity

Market information

The Company’s common stock is traded on the OTC Bulletin Board under the symbol “TAUG.OB.” As of July 7, 2017, the Company’s common stock was held by 1,249 shareholders of record, which does not include shareholders whose shares are held in street or nominee name.

The following chart is indicative of the fluctuations in the stock prices:

	For the Years Ended March 31,
	2017		2016
	High	Low	High	Low

First Quarter	$0.0099	$0.0044	$0.009	$0.005
Second Quarter	$0.0080	$0.0031	$0.008	$0.002
Third Quarter	$0.0088	$0.0038	$0.005	$0.002
Fourth Quarter	$0.0062	$0.0018	$0.006	$0.002

04/01/17-current

April 1, 2017 to current the stock has a closing trading range of $0.0008 to $0.0024

The Company’s transfer agent is ClearTrust, LLC located at 16540 Pointe Village Drive, Suite 206, Lutz, Florida 33558 with a telephone number of (813) 235-4490.

3

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibits

See the Exhibit Index following the signature page of this Registration Statement, which Exhibit Index is incorporated herein by reference.

Number	Description

31.1	Certification of Chief Executive Officer of Tauriga Sciences, Inc. Required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Accounting Officer of Tauriga Sciences, Inc. Required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer of Tauriga Sciences, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63

32.2**	Certification of Principal Accounting Officer of Tauriga Sciences, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63

** Previously furnished with our Annual Report on Form 10-K filed with the Commission on July 7, 2017.

Financial Statement Schedules

None

4

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Seth M. Shaw	July 10, 2017
Seth M. Shaw, Principal Executive Officer	Date

/s/ Kevin P. Lacey	July 10, 2017
Kevin P. Lacey, Principal Accounting Officer	Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Seth M. Shaw	July 10, 2017
Seth M. Shaw, Director	Date

/s/ Dr. David L. Wolitzky	July 10, 2017
Dr. David L. Wolitzky, Director	Date

/s/ Thomas J. Graham	July 10, 2017
Thomas J. Graham, Director	Date

5