Form 10-Q
period 2017-06-30
TAURIGA SCIENCES, INC.
filed 2017-08-07
CIK 1142790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of August 7, 2017, the registrant had 2,389,637,148 shares of its Common Stock, $0.00001 par value, outstanding.

2

PART I. FINANCIAL STATEMENTS

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TAURIGA SCIENCES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN US$)

	June 30, 2017	March 31, 2017
	(Unaudited)	(Restated)
ASSETS
Current assets:
Cash	$78,700	$18
Investment - available for sale security	1,875	625
Prepaid expenses and other current assets	26,440	2,190
Total current assets	107,015	2,833

Property and equipment, net	2,459	961

Total assets	$109,474	$3,794

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Notes payable to individuals and companies, net of discounts	$615,160	$579,918
Accounts payable	275,375	278,628
Accrued interest	166,153	126,156
Accrued expenses	885,549	841,499
Liability for common stock to be issued	394,000	190,000
Total current liabilities	2,336,237	2,016,201

Other liabilities:
Contingent liability	75,000	75,000
Total other liabilities	75,000	2,091,201

Stockholders’ deficit:
Common stock, par value $0.00001; 7,500,000,000 and 2,500,000,000 shares authorized, 2,072,881,613 and 1,734,920,049 issued and outstanding at June 30, 2017 and March 31, 2017, respectively	20,729	17,349
Additional paid-in capital	52,896,436	52,219,670
Accumulated deficit	(54,979,845)	(54,084,093)
Accumulated other comprehensive loss	(239,083)	(240,333)
Total stockholders’ deficit	(2,301,763)	(2,087,407)

Total liabilities and stockholders’ deficit	$109,474	$3,794

The accompanying notes are an integral part of the condensed consolidated financial statements.

TAURIGA SCIENCES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(IN US$)
(Unaudited)

	For the Three Months Ended
	June 30,
	2017	2016
		(Restated)
Continuing Operations:
Revenues	$-	$-
Cost of goods sold	-	-

Gross profit	-	-

Operating expenses
Research and development	2,000	-
General and administrative	473,889	766,810
Depreciation and amortization expense	135	6,914
Total operating expenses	476,024	773,724

Loss from operations	(476,024)	(773,724)

Other income (expense)
Interest expense	(148,448)	(22,233)
Loss on extinguishment of debt	(271,280)	(439,067)
Gain on derivative liability	271,280	439,067

Total other income (expense)	(148,448)	(22,233)

Net loss	(624,472)	(795,957)

Deemed dividend	(271,280)	(439,067)

Net loss to common shareholders	$(895,752)	$(1,235,024)

Other comprehensive income (loss)
	$(624,472)	$(795,957)
Change in unrealized gain (loss) on available for sale security	1,250	(313)
Total other comprehensive loss	1,250	(313)

Comprehensive income (loss)	$(623,222)	$(796,270)

Loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding - basic and diluted	1,850,715,992	1,237,862,142

The accompanying notes are an integral part of the condensed consolidated financial statements.

TAURIGA SCIENCES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN US$)
(Unaudited)

	For the Three Months Ended
	June 30,
	2017	2016
		(RESTATED)
Cash flows from operating activities
Net loss	$(624,472)	$(795,957)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation	209,317	569,023
Amortization of original issue discount	7,371	4,262
Depreciation and amortization	135	6,914
Non-cash interest	54,000	-
Amortization of debt discount	66	-
Legal fees deducted from proceeds of notes payable	10,500	-
Change in derivative liability	(271,280)	(439,067)
Loss on extinguishment of debt	271,280	439,067
Decrease (increase) in assets
Prepaid expenses	(24,250)	1,875
Increase (decrease) in liabilities
Accounts payable	(3,253)	(16,177)
Accrued interest	67,351	17,973
Accrued expenses	44,050	(72,387)
Cash (used in) operating activities	(259,185)	(284,474)

Cash flows from investing activities
Purchases of property and equipment	(1,633)	-
Cash (used in) investing activities	(1,633)	-

Cash flows from financing activities
Bank overdraft	-	(1,272)
Repayment of principal on notes payable	(40,000)	-
Proceeds from the sale of common stock (including to be issued)	150,000	292,000
Proceeds from convertible debentures	229,500	-
Cash provided by financing activities	339,500	290,728

Foreign currency translation effect	-	-
Net increase in cash	78,682	6,254

Cash, beginning of period	18	-
Cash, end of period	$78,700	$6,254

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest Paid	$19,659	$-
Taxes Paid	$-	$-

NON CASH ITEMS
Conversion of notes payable and accrued interest for common stock	$187,003	$-
Change in value of investment	$1,250	$-
Deemed dividend	$271,280	$439,067
Reclassification of derivative liability	$729,189	$782,865
Recognition of debt discount	$12,546	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2017 AND 2016

(UNAUDITED)

NOTE 1 – BASIS OF OPERATIONS

The unaudited financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The financial statements and notes are presented as permitted on Form 10-Q and do not contain certain information included in the Company’s annual statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the March 31, 2017 Form 10-K filed with the SEC, including the audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts is in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

These unaudited financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the operations and cash flows for the periods presented.

Nature of Business

The Company, prior to December 12, 2011, was involved in the business of exploiting new technologies for the production of clean energy. The Company was then moving in the direction of a diversified biotechnology company. The mission of the Company is to evaluate potential acquisition candidates operating in the life sciences technology space. The Company last recognized revenue in fiscal year 2016 generated from its natural wellness cannabis complement line launched in August 2014.

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

On September 24, 2014 (the “Unwinding Date”), the Company, Honeywood and each of the Honeywood Principals entered into a Termination Agreement (the “Termination Agreement”) to unwind the effects of the Merger (the “Unwinding Transaction”). In accordance with the Termination Agreement, Honeywood agreed to repay to the Company substantially all of the advances made by the Company to Honeywood prior to and after the Merger by delivering to the Company on the Unwinding Date a Secured Promissory Note in the principal amount of $170,000 (the “Note”). The Note bears interest at 6% per annum and is repayable in six quarterly installments on the last day of each calendar quarter starting on March 31, 2015 and ending on June 30, 2016. The Note is secured by a blanket security interest in Honeywood’s assets pursuant to a Security Agreement entered into on the Unwinding Date between Honeywood and the Company. As of June 30, 2017, Honeywood has made no payments under the Note and the Company does not expect to receive any payments pursuant to the Note. As a result, the Company has fully reserved this amount and does not reflect it as a receivable on its financial statements. The Company is in negotiations to settle the outstanding receivable in exchange for an equity stake in Honeywood.

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

On January 28, 2014, the Company acquired patents from Pilus. As a condition of the acquisition, Pilus was supposed to get one seat on the board of directors, and the shareholders of Pilus received a warrant to purchase 100,000,000 shares of common stock of the Company, which represented a fair market value of approximately $2,000,000. In addition, the Company paid Bacterial Robotics, LLC (“BRLLC”), formerly the parent company of Pilus, $50,000 on signing the memorandum of understanding and $50,000 at the time of closing. The only asset Pilus had on its balance sheet at the time of the acquisition was a patent. The Company determined that the value of the acquisition on January 28, 2014 would be equal to the value of cash paid to Pilus plus the value of the 100,000,000 warrants they issued to acquire Pilus. Through March 31, 2014, the Company amortized the patent over its estimated useful life, then on March 31, 2014, the Company conducted its annual impairment test and determined that the entire unamortized balance should be impaired as the necessary funding to further develop the patent was not available at that time.

On December 22, 2016, the Company, entered in a membership interest transfer agreement with Open Therapeutics, LLC, an Ohio limited liability company (“Open Therapeutics” formerly Bacterial Robotics LLC and Microbial Robotics, LLC), whereby the Company sold 80% of its membership interest in Pilus which included the patents. Open Therapeutics agreed to terminate and cancel 80% of the unexercised portion of the warrant to purchase 28,917,647 shares (or 23,134,118 warrants) of the Company’s common stock (issued on January 28, 2014). Open Therapeutics will pay 20% of the net profit generated, to the Company from the previous year’s earnings after the initial $75,000 of profit (reflected as a contingent liability on the consolidated balance sheet). The Company further agreed it would vote its 20% membership interest in Pilus Energy in the same manner that Open Therapeutics votes its membership interest on all matters for which a member vote is required. Through June 30, 2017, there has been no activity recorded by Open Therapeutics, LLC with respect to these patents, thus the $75,000 remains contingently owed to them.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2017 AND 2016

(UNAUDITED)

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

Cupuacu Butter Lip Balm

On December 23, 2016, the Company, entered into a non-exclusive, 12 month, license agreement (the “License Agreement”) with Cleveland, Ohio based cosmetics products firm Ice + Jam LLC (“Ice + Jam”). Under terms of the License Agreement, the Company will market Ice + Jam’s proprietary Cupuacu Butter lip balm, sold under the trademark HERMAN and the two companies will evenly share (“50% / 50%”) any profits through the Company’s marketing, sales, and distribution efforts. The Company will pay the production costs for all product it sells to retail customers or distributors. The Company paid a one-time upfront non-refundable license fee of $9,810 in cash and agreed to an additional payment of common shares of Company stock. The Company agreed to issue and did issue 5,000,000 common shares which had a value of $27,500, based on the closing price of the stock on the day the Company entered into the agreement ($0.005 per share). The cost of the shares will be prorated over the life of the license. The Company further paid $2,190 as a prepaid deposit on future inventory for the purchase of 1,500 units at unit cost of $1.46. As of June 30, 2017, none of the units have been completed therefore the Company has recorded the payment as a prepaid asset. The agreement may be extended for an additional 12 months based on mutual agreement. The two companies reserve the right to request amendment of the License Agreement at any point during the effective duration.

On June 27, 2017, the Company wired $20,000 to Ice + Jam as an advanced payment on initial inventory base of 10,000-15,000 units with completed display cases and promotional literature for the contemplated launch as well as marketing and consulting services. The Company has focused its efforts on securing potential distribution channels to the retail marketplace, as well as the improvement of the HERMAN product; inclusive of the label and graphics. The Company plans a mid to late autumn 2017 launch period to capitalize on the potential market demand associated with seasonality.

Certain additional risk factors relating to the new business line are further described in Part I, Item 1A “Risk Factors” above in this Annual Report on Form 10-K.

Going Concern

As indicated in the accompanying condensed consolidated financial statements, the Company has incurred net losses of $624,472 and $795,957 for the three months ended June 30, 2017 and 2016, respectively. Management’s plans include the raising of capital through equity markets to fund future operations and cultivating new license agreements or acquiring ownership in technology companies. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses, acquire new license agreements or ownership interests in life science companies and generate adequate revenues, or the agreements entered into recently are unsuccessful, there can be no assurances that the revenues will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. The Company has used $259,185 and $284,474 of cash in operating activities for the three months ended June 30, 2017 and 2016, respectively which is substantially lower than the net loss for these respective years. The Company has continued to use their common stock when able to continue operating. These matters raise substantial doubt about the Company’s ability to continue as a going concern. However, the accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2017 AND 2016

(UNAUDITED)

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

Cash Equivalents

For purposes of reporting cash flows, cash equivalents include investment instruments purchased with an original maturity of three months or less. At June 30, 2017, the Company had no cash at any financial institution which exceeded the total FDIC insurance limit of $250,000. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits. The Company had no cash equivalents as of June 30, 2017.

Inventory

Inventory consisted of raw materials, production in progress and finished goods and is stated at the lower of cost or market determined by the first-in, first-out method. The Company sold off all of its segments that had inventory during the year ended March 31, 2016. As of June 30, 2017, the Company has prepaid $22,190 for inventory, product design, set-up, consulting and packaging for product which has not been delivered. It is reflected in prepaid expenses on the Condensed Consolidated Balance Sheet.

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

FOR THE THREE MONTHS ENDED JUNE 30, 2017 AND 2016

(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Net Loss Per Common Share

The Company computes per share amounts in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 260 Earnings per Share (“EPS”) which requires presentation of basic and diluted EPS. Basic EPS is computed by dividing the income (loss) available to Common Stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of Common Stock and Common Stock equivalents outstanding during the periods; however, potential common shares are excluded for period in which the Company incurs losses, as their effect is anti-dilutive. For the three months ended June 30, 2017 and 2016 the basic and fully diluted earnings per share were the same as the Company had a loss in each of these periods.

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

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2017 AND 2016

(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Research and Development

The Company expenses research and development costs as incurred. Research and development costs were $2,000 and $0 for the three months ended June 30, 2017 and 2016. The Company is continually evaluating products and technologies in the natural wellness space, including its focus on muscle tension and its Cupuacu butter lip balm. As the Company investigates and develops relationships in these areas resultant expenses for trademark filings, license agreements, product development and design materials will be expensed as research and development. Some costs will be accumulated for subsidiaries prior to formation of entities.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2017 and 2016. The respective carrying value of certain financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash, accounts payable and accrued expenses.

Derivative Financial Instruments

Derivatives are recorded on the condensed consolidated balance sheet at fair value. The conversion features of the convertible debentures are embedded derivatives and are separately valued and accounted for on the condensed consolidated balance sheet with changes in fair value recognized during the period of change as a separate component of other income/expense. Fair values for exchange-traded securities and derivatives are based on quoted market prices. The pricing model we use for determining the fair value of our derivatives are binomial pricing models. Valuations derived from this model are subject to ongoing internal and external verification and review. The model uses market-sourced inputs such as interest rates and stock price volatilities. Selection of these inputs involves management’s judgment and may impact net income (loss).

With the issuance of the July 2017 FASB ASU 2017-11, “Earnings Per Share (Topic 260) Distinguishing Liabilities from Equity (Topic 480) Derivatives and Hedging (Topic 815),” which addresses the complexity of accounting for certain financial instruments with down round features, the Company has chosen the early adopt retroactively the amendments in Part I of the standard whereby fair value derivative liabilities previously recognized were derecognized in the current and comparative periods. Under the amendments included in this update, the Company is no longer required to record changes in fair value during the period of change as a separate component of other income (expense) in the Condensed Consolidated Statements of Operations.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2017 AND 2016

(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Derivative Financial Instruments (Continued)

The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). The amendments in Part II of this Update recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect.

Under current GAAP, an equity-linked financial instrument with a down round feature that otherwise is not required to be classified as a liability under the guidance in Topic 480 is evaluated under the guidance in Topic 815, Derivatives and Hedging, to determine whether it meets the definition of a derivative. If it meets that definition, the instrument (or embedded feature) is evaluated to determine whether it is indexed to an entity’s own stock as part of the analysis of whether it qualifies for a scope exception from derivative accounting. Generally, for warrants and conversion options embedded in financial instruments that are deemed to have a debt host (assuming the underlying shares are readily convertible to cash or the contract provides for net settlement such that the embedded conversion option meets the definition of a derivative), the existence of a down round feature results in an instrument not being considered indexed to an entity’s own stock. This results in a reporting entity being required to classify the freestanding financial instrument or the bifurcated conversion option as a liability, which the entity must measure at fair value initially and at each subsequent reporting date.

The amendments in this Update revise the guidance for instruments with down round features in Subtopic 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, which is considered in determining whether an equity-linked financial instrument qualifies for a scope exception from derivative accounting. An entity still is required to determine whether instruments would be classified in equity under the guidance in Subtopic 815-40 in determining whether they qualify for that scope exception. If they do qualify, freestanding instruments with down round features are no longer classified as liabilities and embedded conversion options with down round features are no longer bifurcated.

For entities that present EPS in accordance with Topic 260, and when the down round feature is included in an equity-classified freestanding financial instrument, the value of the effect of the down round feature is treated as a dividend when it is triggered and as a numerator adjustment in the basic EPS calculation. This reflects the occurrence of an economic transfer of value to the holder of the instrument, while alleviating the complexity and income statement volatility associated with fair value measurement on an ongoing basis. Convertible instruments are unaffected by the Topic 260 amendments in this Update.

Those amendments in Part 1 of this Update are a cost savings relative to current GAAP. This is because, assuming the required criteria for equity classification in Subtopic 815-40 are met, an entity that issued such an instrument no longer measures the instrument at fair value at each reporting period (in the case of warrants) or separately accounts for a bifurcated derivative (in the case of convertible instruments) on the basis of the existence of a down round feature. For convertible instruments with embedded conversion options that have down round features, applying specialized guidance such as the model for contingent beneficial conversion features rather than bifurcating an embedded derivative also reduces cost and complexity. Under that specialized guidance, the issuer recognizes the intrinsic value of the feature only when the feature becomes beneficial instead of bifurcating the conversion option and measuring it at fair value each reporting period.

The amendments in Part II of this Update replace the indefinite deferral of certain guidance in Topic 480 with a scope exception. This has the benefit of improving the readability of the Codification and reducing the complexity associated with navigating the guidance in Topic 480.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2017 AND 2016

(UNAUDITED)

For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other entities, the amendments in Part I of this Update are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments in Part 1 of this Update should be applied in either of the following ways: 1. Retrospectively to outstanding financial instruments with a down round feature by means of a cumulative-effect adjustment to the statement of financial position as of the beginning of the first fiscal year and interim period(s) in which the pending content that links to this paragraph is effective; or 2. Retrospectively to outstanding financial instruments with a down round feature for each prior reporting period presented in accordance with the guidance on accounting changes in paragraphs 250-10-45-5 through 45-10.

The amendments in Part II of this Update do not require any transition guidance because those amendments do not have an accounting effect.

The Company has identified that instruments previously carried as derivative liabilities were deemed to be such on the basis of embedded features containing down round provisions, resulting in the strike price being reduced on the basis of the pricing of future equity offerings. In accordance with the adoption of ASU 2017-11, the Company recorded a gain on derivative liability in the amount of $271,280 and $439,067 for the three months ended June 30, 2017 and 2016, respectively as well as corresponding loss on extinguishment of debt in the amount of $271,280 and $439,067 for the three months ended June 30, 2017 and 2016, respectively. Along with this transaction, the Company recorded a deemed dividend to shareholders in the amount of $271,280 and $439,067 for the three months ended June 30, 2017 and 2016, respectively.

The three instruments affected by this adoption were the May 28, 2015, 7% Convertible Redeemable Note with a principal amount of $104,000 with a maturity date of May 28, 2016 with Union Capital, LLC which contains an anti-ratchet clause; the July 14, 2015, 12% convertible redeemable note with Group 10 Holdings, LLC having a principal amount of $96,000 issued with an original issue discount of $16,000 and the November 7, 2016, 12% convertible redeemable note with Group 10 Holdings, LLC having a principal amount of $45,000 issued with an original issue discount of $7,000. The two Group 10 Holdings, LLC notes contain a most favored nations clause, allowing the note holder to adopt any term of future convertible redeemable notes which would be beneficial to them.

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

As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by ASC 740 and concluded that the tax position of the Company does not meet the more-likely-than-not threshold as of June 30, 2017.

Recent Accounting Pronouncements

In July 2017, the FASB issued ASU 2017-11, “Earnings Per Share (Topic 260) Distinguishing Liabilities from Equity (Topic 480) Derivatives and Hedging (Topic 815),” which addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other entities, the amendments in Part I of this Update are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. The Company had chosen to early adopt this standard as of this reporting period with retro-active restatement of comparative periods.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2017 AND 2016

(UNAUDITED)

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

In February 2016, FASB issued ASU 2016-02, Leases (Topic 842). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. The new guidance will be effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period and is applied retrospectively. Early adoption is permitted. We are currently in the process of assessing the impact the adoption of this guidance will have on the Company’s condensed consolidated financial statements.

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

There are several other new accounting pronouncements issued or proposed by the FASB. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe any of these accounting pronouncements has had or will have a material impact on the Company’s condensed consolidated financial position or operating results.

Subsequent Events

In accordance with ASC 855 “Subsequent Events” the Company evaluated subsequent events after the balance sheet date through the date of issuance.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2017 AND 2016

(UNAUDITED)

NOTE 3– PROPERTY AND EQUIPMENT

The Company’s property and equipment is as follows:

	June 30, 2017	March 31, 2017	Estimated Life
	(Unaudited)
Computers, office furniture and equipment	$58,656	$57,023	3-5 years

Less: accumulated depreciation	(56,197)	(56,062)

Net	$2,459	$961

Depreciation expense for the three months ended June 30, 2017 and 2016 was $135 and $6,914, respectively.

NOTE 4 – COMMITMENT

On December 23, 2016, the Company, entered into a non-exclusive, 12 months, license agreement with Cleveland, Ohio based cosmetics products firm Ice + Jam LLC (“Ice + Jam”). The Company will market Ice + Jam’s proprietary Cupuacu Butter lip balm, sold under the trademark HERMAN. The Company will pay the production costs for all products it sells to retail customers or distributors. The Company further paid $2,190 as a prepaid deposit on future inventory for the purchase of 1,500 units at unit cost of $1.46. As of June 30, 2017, none of the units have been completed therefore the Company has recorded the payment as a prepaid expense.

On June 27, 2017, the Company wired $20,000 to Ice + Jam as an advanced payment on initial inventory base of 10,000-15,000 units with completed display cases and promotional literature for the contemplated launch as well as marketing and consulting services. The Company has focused its efforts on securing potential distribution channels to the retail marketplace, as well as the improvement of the HERMAN product; inclusive of the label and graphics. The Company plans a mid to late autumn 2017 launch period to capitalize on the potential market demand associated with seasonality.

NOTE 5 – INTANGIBLE ASSETS

Patents:

Pilus Energy, LLC

The Company, through the acquisition of Pilus Energy on January 28, 2014, acquired a patent to develop cleantech energy using proprietary microbiological solution that creates electricity while consuming polluting molecules from wastewater.

On December 22, 2016, the Company, entered in a membership interest transfer agreement with Open Therapeutics, LLC, an Ohio limited liability company (“Open Therapeutics” which was formerly known as Bacterial Robotics LLC and Microbial Robotics, LLC), whereby the Company sold 80% of its membership interest in Pilus which included the patents. Open Therapeutics agreed to terminate and cancel 80% of the unexercised portion of the warrant to purchase 28,917,647 shares (or 23,134,118 warrants) of the Company’s common stock (issued on January 28, 2014). Open Therapeutics will pay 20% of the net profit generated, to the Company from the previous year’s earnings after the initial $75,000 of profit (reflected as a contingent liability on the consolidated balance sheet). The Company further agreed it would vote its 20% membership interest in Pilus Energy in the same manner that Open Therapeutics votes its membership interest on all matters for which a member vote is required. Through June 30, 2017, there has been no activity recorded by Open Therapeutics, LLC with respect to these patents, thus the $75,000 remains contingently owed to them.

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

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2017 AND 2016

(UNAUDITED)

NOTE 6 – DERIVATIVE LIABILITIES EMBEDDED IN CONVERTIBLE NOTES

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

With the issuance of the July 2017 FASB ASU 2017-11, “Earnings Per Share (Topic 260) Distinguishing Liabilities from Equity (Topic 480) Derivatives and Hedging (Topic 815),” which addresses the complexity of accounting for certain financial instruments with down round features, the Company has chosen the early adopt retroactively the amendments in Part I of the standard whereby fair value derivative liabilities previously recognized were derecognized in the current and comparative periods. Under the amendments included in this update, the Company is no longer required to record changes in fair value during the period of change as a separate component of other income (expense) in the Condensed Consolidated Statements of Operations.

The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). The amendments in Part II of this Update recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect.

Under current GAAP, an equity-linked financial instrument with a down round feature that otherwise is not required to be classified as a liability under the guidance in Topic 480 is evaluated under the guidance in Topic 815, Derivatives and Hedging, to determine whether it meets the definition of a derivative. If it meets that definition, the instrument (or embedded feature) is evaluated to determine whether it is indexed to an entity’s own stock as part of the analysis of whether it qualifies for a scope exception from derivative accounting. Generally, for warrants and conversion options embedded in financial instruments that are deemed to have a debt host (assuming the underlying shares are readily convertible to cash or the contract provides for net settlement such that the embedded conversion option meets the definition of a derivative), the existence of a down round feature results in an instrument not being considered indexed to an entity’s own stock. This results in a reporting entity being required to classify the freestanding financial instrument or the bifurcated conversion option as a liability, which the entity must measure at fair value initially and at each subsequent reporting date.

The amendments in this Update revise the guidance for instruments with down round features in Subtopic 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, which is considered in determining whether an equity-linked financial instrument qualifies for a scope exception from derivative accounting. An entity still is required to determine whether instruments would be classified in equity under the guidance in Subtopic 815-40 in determining whether they qualify for that scope exception. If they do qualify, freestanding instruments with down round features are no longer classified as liabilities and embedded conversion options with down round features are no longer bifurcated.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2017 AND 2016

(UNAUDITED)

For entities that present EPS in accordance with Topic 260, and when the down round feature is included in an equity-classified freestanding financial instrument, the value of the effect of the down round feature is treated as a dividend when it is triggered and as a numerator adjustment in the basic EPS calculation. This reflects the occurrence of an economic transfer of value to the holder of the instrument, while alleviating the complexity and income statement volatility associated with fair value measurement on an ongoing basis. Convertible instruments are unaffected by the Topic 260 amendments in this Update.

Those amendments in Part 1 of this Update are a cost savings relative to current GAAP. This is because, assuming the required criteria for equity classification in Subtopic 815-40 are met, an entity that issued such an instrument no longer measures the instrument at fair value at each reporting period (in the case of warrants) or separately accounts for a bifurcated derivative (in the case of convertible instruments) on the basis of the existence of a down round feature. For convertible instruments with embedded conversion options that have down round features, applying specialized guidance such as the model for contingent beneficial conversion features rather than bifurcating an embedded derivative also reduces cost and complexity. Under that specialized guidance, the issuer recognizes the intrinsic value of the feature only when the feature becomes beneficial instead of bifurcating the conversion option and measuring it at fair value each reporting period.

The amendments in Part II of this Update replace the indefinite deferral of certain guidance in Topic 480 with a scope exception. This has the benefit of improving the readability of the Codification and reducing the complexity associated with navigating the guidance in Topic 480.

For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other entities, the amendments in Part I of this Update are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments in Part 1 of this Update should be applied in either of the following ways: 1. Retrospectively to outstanding financial instruments with a down round feature by means of a cumulative-effect adjustment to the statement of financial position as of the beginning of the first fiscal year and interim period(s) in which the pending content that links to this paragraph is effective; or 2. Retrospectively to outstanding financial instruments with a down round feature for each prior reporting period presented in accordance with the guidance on accounting changes in paragraphs 250-10-45-5 through 45-10.

The amendments in Part II of this Update do not require any transition guidance because those amendments do not have an accounting effect.

The Company has identified that instruments previously carried as derivative liabilities were deemed to be such on the basis of embedded features containing down round provisions, resulting in the strike price being reduced on the basis of the pricing of future equity offerings. In accordance with the adoption of ASU 2017-11, the Company recorded a gain on derivative liability in the amount of $271,280 and $439,067 for the three months ended June 30, 2017 and 2016, respectively as well as corresponding loss on extinguishment of debt in the amount of $271,280 and $439,067 for the three months ended June 30, 2017 and 2016, respectively. Along with this transaction, the Company recorded a deemed dividend to shareholders in the amount of $271,280 and $439,067 for the three months ended June 30, 2017 and 2016, respectively.

The three instruments affected by this adoption were the May 28, 2015, 7% Convertible Redeemable Note with a principal amount of $104,000 with a maturity date of May 28, 2016 with Union Capital, LLC which contains an anti-ratchet clause; the July 14, 2015, 12% convertible redeemable note with Group 10 Holdings, LLC having a principal amount of $96,000 issued with an original issue discount of $16,000 and the November 7, 2016, 12% convertible redeemable note with Group 10 Holdings, LLC having a principal amount of $45,000 issued with an original issue discount of $7,000. The two Group 10 Holdings, LLC notes contain a most favored nations clause, allowing the note holder to adopt any term of future convertible redeemable notes which would be beneficial to them.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2017 AND 2016

(UNAUDITED)

NOTE 7 – NOTES PAYABLE TO INDIVIDUALS AND COMPANIES

Notes payable to individuals and companies consisted of the following as of:

		June 30, 2017 (Unaudited)	March 31, 2017
Convertible note payable – Union Capital – (May 15)	(a)	$57,450	$121,800
Convertible note payable - Group 10 - (Jul 15)	(b)	45,780	113,280
Convertible note payable - Group 10 - (Aug 16)	(c)	-	-
Convertible note payable - Group 10 - (Nov 16)	(d)	45,000	45,000
Convertible note payable - Group 10 - (Mar 17)	(e)	-	-
Alternative Strategy Partners PTE Ltd.	(f)	90,000	90,000
ADAR Bays -Dec 2016	(g)	39,245	67,045
ADAR Bays -Feb 2017	(h)	27,500	27,500
Eagle Equities, LLC - Jan 2017	(i)	18,000	18,000
Eagle Equities, LLC - Mar 2017	(j)	35,000	35,000
Eagle Equities, LLC - Jun 2017	(k)	35,000	-
GS Capital Partners LLC - Apr 2017	(l)	45,000	-
GS Capital Partners LLC - May 2017	(m)	45,000	-
GS Capital Partners LLC - Jun 2017	(n)	80,000	-
Individuals – June 2015	(o)	20,000	20,000
Individuals – Feb to April 2013	(p)	48,775	48,775

Total notes payable and convertible notes		631,750	586,400
Less – discounts		(16,590)	(6,482)
Less - current portion of these notes		(615,160)	(579,918)
Total notes payable and convertible notes, net discounts		$-	$-

(a)	Twelve-month $104,000 convertible note, dated May 28, 2015 bearing interest at the rate of 7% per annum, and having a default rate of 24%. The note matured in May 2016. The Company granted noteholder 12,500,000 shares of Company common stock for a commitment fee in consideration of the note. Under the note, the Company entered into default on July 15, 2015 with the delisting from the OTCQB Exchange resulting from failure to timely file the Company’s annual report with the Securities and Exchange Commission (“SEC”) violating Regulation SX, Rule 2-01 as a direct result of the Company not being able to obtain properly audited financial statements. Due to the breach of delisting the outstanding principal due under this note was increased by 50% to $156,000, then increased again another 10% to $171,600. Pursuant to the terms of the Union Note, at any time Union may convert any principal and interest due to it at a 20% discount to the lowest closing bid price of Company common stock for the five trading days prior to the conversion notice. Additionally, the discount will be adjusted on a ratchet basis in the event the Company offers a more favorable discount rate or look-back period to a third party during the term of the Union. As of June 30, 2017, Union has converted $114,115 of principal and $45,521 of interest of this note. As of June 30, 2017, this note had accrued interest of $76,386. Subsequent to June 30, 2017, the noteholder was issued 26,851,689 common shares at $0.00072 per share, retiring $13,200 of principal and $6,133 of interest.

(b)

Twelve-month $96,000 convertible note, bearing 20% OID, dated July 14, 2015 bearing interest at the rate of 12% per annum, and having a default rate of 18%. The note matured in May 2016. The Company granted the noteholder 15,000,000 shares of Company common stock for a commitment fee in consideration of the note. Under the note, the Company entered into default on July 15, 2015 with the delisting from the OTCQB Exchange resulting from failure to timely file the Company’s annual report with the Securities and Exchange Commission (“SEC”) violating Regulation SX, Rule 2-01 as a direct result of the Company not being able to obtain properly audited financial statements. Due to the breach of delisting the outstanding principal due under this note was increased by 18% to $113,280. The holder has the right, but not the obligation, to convert all or any portion of the outstanding principal amount, accrued interest and fees due and payable thereon into fully paid and non-assessable shares of common stock of borrower at the conversion price, (the “conversion shares”) which shall mean the lesser of (a) fifty percent (50%) multiplied by the lowest closing price as of the date a notice of conversion is given (which represents a discount rate of fifty percent (50%)) or (b) one half penny ($0.005). If the market capitalization of the borrower is less than one million dollars ($1,000,000) on the day immediately prior to the date of the notice of conversion, then the conversion price shall be twenty-five percent (25%) multiplied by the lowest closing price as of the date a notice of conversion is given (which represents a discount rate of seventy-five percent (75%). Additionally, if the closing price of the borrower’s common stock on the day immediately prior to the date of the notice of conversion is less than $0.001 then the conversion price shall be twenty-five percent (25%) multiplied by the lowest closing price as of the date a notice of conversion is given (which represents a discount rate of seventy-five percent (75%). As of June 30, 2017, this note had accrued interest of $38,978. On December 6, 2016, Group 10 formally notified the Company of the amount of the default penalty being charged under their default penalty clause. This penalty resulted in the amount of $348,000. The current amount as demanded by the note holder was recorded as interest expense.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2017 AND 2016

(UNAUDITED)

NOTE 7 – NOTES PAYABLE TO INDIVIDUALS AND COMPANIES (CONTINUED)

(c)	Twelve-month $48,000 convertible note, with OID in the amount of $8,000, dated August 3, 2016 bearing interest at the rate of 12% per annum, and having a default rate of 18%. The note matured in May 2016. The Company granted noteholder 8,000,000 shares of Company common stock for a commitment fee in consideration of the note. For the period of October 1, 2016 to December 5, 2016, the Company was not current with its reporting responsibilities under Section 13 of the Exchange Act and failed to timely file, when due, any SEC reports (10K and 10Q’s) was considered an event of default. Following the occurrence and during the continuance of an event of default, the Company agreed to pay to the holder in the amount equal to one thousand dollars ($1,000) per business day commencing the business day following the date of the event of default. The default penalty of $45,000 for the period of 45 days was settled for 10,000,000 common shares of Company stock ($0.0045 per share). This amount was recorded as interest expense. On November 7, 2016, the holder converted $50,160 ($0.00114 per share) into 44,000,000 common shares. The note had a face value of $48,000 with accrued interest of $2,160.

(d)	Twelve-month $45,000 convertible note, with OID in the amount of $7,000, dated November 7, 2016 bearing interest at the rate of 12% per annum, and having a default rate of 18%. The note will mature in November 2017. The Company granted noteholder 8,000,000 shares of Company common stock for a commitment fee in consideration of the note. If any event of default occurs, the outstanding principal shall be increased to one hundred eighteen percent (118%) of the outstanding principal. The holder has the right, but not the obligation, to convert all or any portion of the outstanding principal amount, accrued interest and fees due and payable thereon into fully paid and non-assessable shares of common stock of borrower at the conversion price, (the “conversion shares”) which shall mean the lesser of (a) fifty percent (50%) multiplied by the lowest closing price as of the date a notice of conversion is given (which represents a discount rate of fifty percent (50%)) or (b) three tenths of a penny ($0.003). If the market capitalization of the borrower is less than one million dollars ($1,000,000) on the day immediately prior to the date of the notice of conversion, then the conversion price shall be twenty-five percent (25%) multiplied by the lowest closing price as of the date a notice of conversion is given (which represents a discount rate of seventy-five percent (75%). Additionally, if the closing price of the borrower’s common stock on the day immediately prior to the date of the notice of conversion is less than $0.001 then the conversion price shall be twenty-five percent (25%) multiplied by the lowest closing price as of the date a notice of conversion is given (which represents a discount rate of seventy-five percent (75%). This note may be prepaid in cash by the Company after 180 days until maturity including a prepayment penalty of) one hundred forty-five percent (145%) of the prepayment amount. As of June 30, 2017, accrued interest was $2,130.

(e)	Twelve-month $40,000 convertible note with OID in the amount of $5,000 dated March 31, 2017. As additional consideration for the purchase of the note, the Company shall issue 15,000,000 commitment shares. This note bears 12% interest per annum with a default interest rate of 18%. In the event default occurs, the outstanding principal amount of this debenture shall increase to one hundred eighteen percent (118%) of the outstanding principal amount of this debenture. The holder shall have the right to convert any portion of the outstanding principal amount, accrued interest and fees due and payable thereon into fully paid and non-assessable shares of common stock of borrower at the conversion price, (the “conversion shares”) which shall mean the lesser of (a) sixty percent (50%) multiplied by the lowest closing price during the thirty-five (35) trading days prior to the notice of conversion is given (which represents a discount rate of forty percent (50%)) or (b) two-tenths of a penny ($0.002). If the market capitalization of the borrower is less than 1 million dollars ($1,000,000) or the closing price of the borrower’s common stock is below one-tenth of a penny ($0.001) on the day immediately prior to the date of the notice of conversion, then the conversion price shall be twenty-five percent (25%) multiplied by the lowest closing price during the thirty-five (35) trading days prior to the date a notice of conversion is given (which represents a discount rate of seventy-five percent (75%)). Borrower may prepay in cash the principal amount of this debenture and accrued interest thereon, with a premium payment equal to one hundred forty-five percent (145%) of the prepayment amount. Prepayments after one hundred eighty (180) days but before maturity are subject to the approval of holder. The note was effective as of March 31, 2017 however not funded as of March 31, 2017. Funding occurred April 3, 2017, therefore this amount is not included in the balance of notes payable and there was no accrued interest reflected as of March 31, 2017. On June 26, 2017, the Company settled this note in full for a one-time cash payment in the amount of $59,659. The Company recorded, as interest expense, a prepayment penalty of $18,594 in addition to the repayment of accrued interest of $1,065.

(f)	Three-month $180,000 non-convertible note dated September 23, 2015 bearing and interest rate of 11.50% per annum. The note matured in December 2015. The Company received cash from the note of $90,000 ($75,000 wired directly to the Company and $15,000 wired directly from ASP to compensate a consultant). The balance of this note ($90,000) was to be wired directly to a Japanese based consumer product firm called Eishin, Inc., but there was never any documentation provided to support this $90,000. The Company is in dispute with the noteholder, and has not recorded this liability as of June 30, 2017 or March 31, 2017. If the proper documentation is provided to the Company, they will record the liability at that time. The Company has not received any type of default notice with respect to this $180,000 non-convertible debenture. Additionally, the Company has not received any shares in Eishin Co., Ltd. up to this point. The Company did follow up with Eishin in March 2017, and it was noted that Eishin did not reflect the Company as having this ownership. As a result, the additional $90,000 has not been recognized as outstanding. As of June 30, 2017, the Company has accrued interest $18,318.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2017 AND 2016

(UNAUDITED)

NOTE 7 – NOTES PAYABLE TO INDIVIDUALS AND COMPANIES (CONTINUED)

(g)

Fifty-eight day $60,950 convertible note dated December 19, 2016, with OID in the amount of $7,950 bearing an interest rate of 12% with a default interest rate of 24%. As additional consideration for the purchase of the note, the Company issued the note holder 5,000,000 common shares as commitment shares recorded at a value of $32,000 ($0.0065 per share). The holder of this note is entitled to convert any amount of the principal face amount of this note then outstanding into shares of the Company’s common stock at a conversion price for each share of Common Stock equal to 80% of the lowest trading price (20% discount) of the common stock of the lowest trading price of the common stock for the twenty trading days immediately preceding the delivery of a notice of conversion. If the note is still outstanding on the 6-month anniversary, then the conversion discount shall be increased from 20% to 35% such that the conversion price will be equal to 65%. On February 15, 2017, the note entered into default for failure to timely pay principal and interest upon maturity. Since this note was not paid at maturity, the outstanding principal due under this note increased by 10% to $67,045. This note is further guaranteed by Seth Shaw, Chief Executive Officer of the Company. Mr. Shaw pledged 37,500,000 shares of his Common Stock as collateral for payment obligation under this note. As of June 30, 2017, the Company has accrued interest $4,887. On July 11, 2017, the noteholder was issued 28,864,154 common shares under a notice of conversion to convert $15,000 of principal.

(h)	Twelve-month $27,500 convertible note dated February 8, 2017, with 10% OID in the amount of $2,500 bearing an interest rate of 8% with a default rate of 24%. The holder of this note is entitled to convert any amount of the principal face amount of this note then outstanding into shares of the Company’s common stock at a conversion price for each share of Common Stock equal to 60% of the lowest trading price (40% discount) of the common stock of the lowest trading price of the common stock for the twenty trading days immediately preceding the delivery of a notice of conversion. During the first one hundred eighty (180) days, borrower may prepay the principal amount of this debenture and accrued interest thereon, with a premium, as set forth below (“prepayment premium”), such redemption must be closed and funded within three (3) days. The amount of each prepayment premium shall be as follows: (a) one hundred fifteen percent (115%) for redemptions in the first 30 days after the note issuance; (b) one hundred twenty percent (120%) of the prepayment amount if such prepayment is made at any time from thirty-one (31) days after the issuance date until sixty (60) days after the issuance date; (c) one hundred twenty-five percent (125%) of the prepayment amount if such prepayment is made at any time from sixty-one (61) days after the issuance date until ninety (90) days after the issuance date made; (d) one hundred thirty percent (130%) of the prepayment amount if such prepayment is made at any time from ninety-one (91) days after the issuance date until one hundred twenty (120) days after the issuance date made; and (e) one hundred thirty five percent (135%) of the prepayment amount if such prepayment is made at any time from one hundred twenty (121) days after the issuance date until one hundred fifty (150) days after the issuance (f) one hundred forty percent (140%) of the prepayment amount if such prepayment is made at any time from one hundred twenty (151) days after the issuance date until one hundred eighty (180) days after the issuance date made. This note may not be prepaid after one hundred (180) eighty days. If this Note is not paid at maturity, the outstanding principal due under this Note shall increase by 10%. As of June 30, 2017, the Company has accrued interest of $856.

(i)	Twelve-month $18,000 convertible note dated January 27, 2017 bearing an interest rate of 8% with a default interest rate of 24%. The holder of this note may convert any amount of the principal face amount of this note then outstanding into shares of the Company’s common stock at a conversion price for each share equal to 75% of the lowest closing bid price as future for the ten (10) prior trading days. As additional consideration for the purchase of the note, the Company issued note holder 3,500,000 shares of restricted common stock valued at $15,750 ($0.0045 per share). During the first one hundred eighty (180) days, borrower may prepay the principal amount of this debenture and accrued interest thereon, with a premium, as set forth below (“prepayment premium”), such redemption must be closed and funded within three (3) days. The amount of each prepayment premium shall be as follows: (a) there will be no payment penalty for redemptions in the first 30 days after the note issuance; (b) one hundred ten percent (110%) of the prepayment amount if such prepayment is made at any time from thirty-one (31) days after the issuance date until sixty (60) days after the issuance date; (c) one hundred fifteen percent (115%) of the prepayment amount if such prepayment is made at any time from sixty-one (61) days after the issuance date until ninety (90) days after the issuance date made; (d) one hundred twenty percent (120%) of the prepayment amount if such prepayment is made at any time from ninety-one (91) days after the issuance date until one hundred twenty (120) days after the issuance date made; and (e) one hundred twenty five percent (125%) of the prepayment amount if such prepayment is made at any time from one hundred twenty (120) days after the issuance date until one hundred eighty (180) days after the issuance date made. This note may not be prepaid after one hundred (180) eighty days. In the event of default whereby the Company shall have its common stock delisted from an exchange the outstanding principal due under this note shall increase by 50%. If this note is not paid at maturity, the outstanding principal due under this note shall increase by 10%. Further, if a breach of Company becoming delinquent in its periodic report filings with the Securities and Exchange Commission occurs or is continuing after the 6 month anniversary of the Note, then the Holder shall be entitled to use the lowest closing bid price during the delinquency period as a base price for the conversion. At June 30, 2017, this note has accrued interest of $608.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2017 AND 2016

(UNAUDITED)

NOTE 7 – NOTES PAYABLE TO INDIVIDUALS AND COMPANIES (CONTINUED)

(j)	The first of two-twelve-month convertible notes as part of a securities purchase agreement, dated March 20, 2017, to sell one year 8% convertible notes totaling $70,000 ($35,000 each). As additional consideration under this security purchase agreement, the Company issued note holder 16,000,000 shares of restricted common stock valued at $43,200 ($0.0027 per share). Both notes mature on March 20, 2018. On March 22, 2017, the noteholder funded the first note through the direct payment of cash to third parties. The holder of the notes is entitled to convert any amount of the principal face amount of this note then outstanding into shares of the Company’s common stock at a conversion price for each share equal to 75% of the lowest closing bid price for the ten (10) prior trading days. During the first one hundred eighty (180) days, borrower may prepay the principal amount of this debenture and accrued interest thereon, with a premium, as set forth below (“prepayment premium”), such redemption must be closed and funded within three (3) days. The amount of each prepayment premium shall be as follows: (a) there will be no payment penalty for redemptions in the first 30 days after the note issuance; (b) one hundred ten percent (110%) of the prepayment amount if such prepayment is made at any time from thirty-one (31) days after the issuance date until sixty (60) days after the issuance date; (c) one hundred fifteen percent (115%) of the prepayment amount if such prepayment is made at any time from sixty-one (61) days after the issuance date until ninety (90) days after the issuance date made; (d) one hundred twenty percent (120%) of the prepayment amount if such prepayment is made at any time from ninety-one (91) days after the issuance date until one hundred twenty (120) days after the issuance date made; and (e) one hundred twenty five percent (125%) of the prepayment amount if such prepayment is made at any time from one hundred twenty (120) days after the issuance date until one hundred eighty (180) days after the issuance date made. This note may not be prepaid after one hundred (180) eighty days. If this note is not paid at maturity, the outstanding principal due under this note shall increase by 10%. On June 8, 2017, the noteholder advanced funds in the amount of $8,623 in the form of a direct payment to a third party. On June 15, 2017, the Company was advanced $8,000 towards the second note. On June 26, 2017 the note holder fully funded the second note with a payment to the Company in the amount of $16,377. Legal fees in the amount of $2,000 were deducted from the proceeds. At June 30, 2017, this note has accrued interest of $783.

(k)

The second of two-twelve-month convertible notes (back-end note) as part of a securities purchase agreement, dated March 20, 2017, to sell one year 8% convertible notes totaling $70,000 ($35,000 each). On June 15, 2017, Eagle Equities advanced the Company $8,000 as part of this back-end note. This back-end convertible note will mature in twelve-months. On June 8, 2017, the noteholder advanced funds in the amount of $8,623 to a third party for administrative services. The holder of the note is entitled to convert any amount of the principal face amount of this note then outstanding into shares of the Company’s common stock at a conversion price for each share equal to 75% of the lowest closing bid price for the ten (10) prior trading days. During the first one hundred eighty (180) days, borrower may prepay the principal amount of this debenture and accrued interest thereon, with a premium, as set forth below (“prepayment premium”), such redemption must be closed and funded within three (3) days. The amount of each prepayment premium shall be as follows: (a) there will be no payment penalty for redemptions in the first 30 days after the note issuance; (b) one hundred ten percent (110%) of the prepayment amount if such prepayment is made at any time from thirty-one (31) days after the issuance date until sixty (60) days after the issuance date; (c) one hundred fifteen percent (115%) of the prepayment amount if such prepayment is made at any time from sixty-one (61) days after the issuance date until ninety (90) days after the issuance date made; (d) one hundred twenty percent (120%) of the prepayment amount if such prepayment is made at any time from ninety-one (91) days after the issuance date until one hundred twenty (120) days after the issuance date made; and (e) one hundred twenty five percent (125%) of the prepayment amount if such prepayment is made at any time from one hundred twenty (120) days after the issuance date until one hundred eighty (180) days after the issuance date made. This note may not be prepaid after one hundred (180) eighty days. If this note is not paid at maturity, the outstanding principal due under this note shall increase by 10%. On June 26, 2017 the note holder fully funded the second note with a payment to the Company in the amount of $16,377. Legal fees in the amount of $2,000 were deducted from the proceeds. As of June 30, 2017 this note had accrued interest in the amount of $84.

(l)	One year 8% $45,000 convertible note dated April 27, 2017. This note was funded May 2, 2017. The GS Note has a maturity date of April 27, 2018. This note has a default interest rate of 24%. If the GS Note is not paid at maturity, the outstanding principal due under the GS Note shall increase by 10%. The holder is entitled to convert any amount of the principal and accrued interest of then outstanding into shares of the Company’s common stock at a price for each share of common stock equal to 70% of the lowest daily volume weighted average price (VWAP) of the common stock for the fifteen (15) prior trading days. In the event the Company experiences a DTC “Chill” on its shares, the conversion price shall be decreased to 60% instead of 70% while that “Chill” is in effect. During the first six months the GS Note is in effect, the Company may redeem the note by paying to the holder an amount as follows: (i) if the redemption is within the first 90 days of the issuance date, then for an amount equal to 120% of the unpaid principal amount of this Note along with any interest that has accrued during that period, (ii) if the redemption is after the 91st day, but less than the 180th day of the issuance date, then for an amount equal to 133% of the unpaid principal amount of the GS Note along with any accrued interest. The GS Note may not be redeemed after 180 days. At June 30, 2017, this note has accrued interest of $582.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2017 AND 2016

(UNAUDITED)

NOTE 7 – NOTES PAYABLE TO INDIVIDUALS AND COMPANIES (CONTINUED)

(m)	On May 30, 2017, GS Capital Partners, LLC funded a one year 8% $45,000 convertible redeemable note in accordance with a securities purchase agreement dated May 30, 2017. As additional consideration under this security purchase agreement, the Company issued note holder 25,000,000 shares of restricted common stock valued at $30,000 ($0.0012 per share). At June 30, 2017, these shares have not been issued and are reflected as a liability to issue common shares. The GS Note has a maturity date of May 30, 2018. This note has a default interest rate of 24%. If the GS Note is not paid at maturity, the outstanding principal due under the GS Note shall increase by 10%. The holder is entitled to convert any amount of the principal and accrued interest of then outstanding into shares of the Company’s common stock at a price for each share of common stock equal to 70% of the lowest daily volume weighted average price (VWAP) of the common stock for the fifteen (15) prior trading days. In the event the Company experiences a DTC “Chill” on its shares, the conversion price shall be decreased to 60% instead of 70% while that “Chill” is in effect. During the first six months the GS Note is in effect, the Company may redeem the note by paying to the holder an amount as follows: (i) if the redemption is within the first 90 days of the issuance date, then for an amount equal to 120% of the unpaid principal amount of this Note along with any interest that has accrued during that period, (ii) if the redemption is after the 91st day, but less than the 180th day of the issuance date, then for an amount equal to 133% of the unpaid principal amount of the GS Note along with any accrued interest. The GS Note may not be redeemed after 180 days. At June 30, 2017, this note has accrued interest of $306.

(n)	On June 27, 2017, the Company entered into a one-year 5% convertible note in the amount of $80,000 with GS Capital Partners, LLC. The noteholder is entitled, at its option, at any time after cash payment, to convert any amount of the principal face amount of this note then outstanding into shares of the Company’s common stock at a price equal to $0.00125 per share. Upon an Event of Default, interest shall accrue at a default interest rate of 24% per annum. If this Note is not paid at maturity, the outstanding principal due under this Note shall increase by 10%. Additionally, the Company will issue the noteholder 5,000,000 restricted shares as additional consideration for the purchase of the note as well as 16,000,000 five-year cashless warrants with an exercise price of $0.0035 per share. All the terms set forth, including but not limited to interest rate, prepayment terms, conversion discount or lookback period will be adjusted downward (i.e. for the benefit of the Holder) if the Company offers a more favorable conversion discount (whether via interest, rate OID or otherwise) or lookback period to another party or otherwise grants any more favorable terms to any third party than those contained herein while this note is in effect. During the first six months this Note is in effect, the Company may redeem this note by paying to the holder an amount as follows: (i) if the redemption is within the first 90 days this note is in effect, then for an amount equal to 120% of the unpaid principal amount of this note along with any interest that has accrued during that period, (ii) if the redemption is after the 91st day this note is in effect, but less than the 180th day this note is in effect, then for an amount equal to 133% of the unpaid principal amount of this note along with any accrued interest. This note may not be redeemed after 180 days. This note was funded on June 30, 2017.

(o)	On June 1, 2015, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with various accredited investors for the sale of certain debentures with aggregate gross proceeds to the Company of $133,000 ($18,000 of which was to a related party). Pursuant to the terms of the agreement, the investors were granted 13,300,000 shares of Company common stock for a commitment fee. These shares were issued on June 15, 2016. Additionally, the Company was required to repay the amounts raised under the Purchase Agreement prior to December 1, 2015 except as described below. The Purchase Agreement provided the Company with the following prepayment options: (i) if prepaid prior to August 31, 2015, the Company must pay each investor the amount invested plus a 10% premium and (ii) if prepaid after August 31, 2015 but prior to December 1, 2015, the Company must pay each investor the amount invested plus a 20% premium. Because the Company did not repay the amounts as described above, on December 1, 2015 the Company had the option to convert all amounts raised under the Purchase Agreements into shares of common stock based on a 20% discount to the Company’s VWAP (as defined in the Purchase Agreement) for the three Trading Days (as defined in the Purchase Agreement) prior to December 1, 2015, which the Company has done. Excluding the 13,300,000 commitment shares, in May 2016 the Company agreed to issue 33,900,000 shares of its common stock, which were issued on June 15, 2016 to settle all obligations under these Purchase Agreements with the exception of one individual note holder in the amount of $20,000, which remains outstanding as of June 30, 2017. Accrued interest on this note as of June 30, 2017 is $4,166.

(p)	Individual notes issued to 6 individuals bearing an interest rate of 8%. These notes were issued from February through April 2013. The notes are convertible into common stock of the Company at $0.025 per share. During the three months and year ended June 30, 2017 and March 31, 2017 no notes were converted to common stock. Accrued interest on these notes as of June 30, 2017 is $17,999. On July 19, 2017, the Company paid an individual note holder to retire a note having a principal balance of $1,000 and accrued interest of $340.

Interest expense for the three months ended June 30, 2017 and 2016 was $159,822 and $22,233. Included in interest expense for these years are fees related to default fees and value attributable to commitment fees for the various notes. Accrued interest at June 30, 2017 and March 31, 2017 was $166,153 and $126,156, respectively.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2017 AND 2016

(UNAUDITED)

NOTE 8 – RELATED PARTIES

On June 15, 2017, Seth Shaw, Chief Executive Officer made a personal investment into the Company of $95,000. This investment is structured as an equity private placement of 76,000,000 at $0.00125. The Company will utilize this infusion of working capital for general and administrative purposes. The shares were issued on August 1, 2017 and the investment was recorded as a share liability as of June 30, 2017.

On June 21, 2017, Seth Shaw, Chief Executive Officer made a personal investment into the Company of $55,000. This investment is structured as an equity private placement of 44,000,000 at $0.00125. The Company will utilize this infusion of working capital for general and administrative purposes. The shares were issued on August 1, 2017 and the investment was recorded as a share liability as of June 30, 2017.

NOTE 9 – STOCKHOLDERS’ DEFICIT

Common Stock

As of June 30, 2017, the Company is authorized to issue 7,500,000,000 shares of its common stock. As of June 30, 2017, 2,072,881,613 shares of common stock are outstanding.

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

Fiscal Year 2018

During the three months ended June 30, 2017, the Company issued 337,961,564 common shares at $0.00035 to $0.0012 to holders of convertible notes to retire $159,650 in principal and $27,354 of accrued interest.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2017 AND 2016

(UNAUDITED)

NOTE 9 – STOCKHOLDERS’ DEFICIT (CONTINUED)

Common Stock (Continued)

In connection with some of the consulting agreements and board advisory agreements the Company has entered into, as the following clauses are part of the compensation arrangements: a) the consultant will be reimbursed for all reasonable out of pocket expenses, b) to the extent the consultant introduces the Company to any sources of equity or debt arrangements, the Company agrees to pay 8% to 10% in cash and 8% to 10% in common stock of the Company of all cash amounts actually received by the Company and 2% for debt arrangements, and c) the Company, in its sole discretion, may make additional cash payments and/or issue additional shares of common stock to the consultant based upon the consultant’s performance. The Company recognized $209,317 and $569,023 in stock based compensation expense related to these agreements in the three months ended June 30, 2017 and 2016, respectively.

Warrants for Common Stock

The following table summarizes warrant activity for the three months and year ended June 30, 2017 and March 31, 2017:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding at March 31, 2016	77,303,529	$0.0200	3.49 Years	$10,050,000

Granted	37,350,000	0.0100	2.44 Years	-
Expired	-	-
Exercised	-	-
Canceled	(23,134,118)	$(0.0200)		$-

Outstanding at March 31, 2017	91,519,411	$0.0200	3.16 Years	$-

Granted	16,000,000	0.0035	4.99 Years	-
Expired	-	-
Exercised	-	-
Canceled	-	-

Outstanding and exercisable at June 30, 2017	107,519,411	$0.0180	3.22 Years	$-

The warrants were valued utilizing the following assumptions employing the Black-Scholes Pricing Model:

	Period Ended June 30, 2017	Year Ended March 31, 2017
Volatility	108.6%	203%
Risk-free rate	1.24%	0.66%
Dividend	-	-
Expected life of warrants	5.00	2.35

On June 27, 2017, the Company entered into a one-year 5% convertible note in the amount of $80,000 with GS Capital Partners, LLC. As partial consideration for the purchase of the note the Company granted 16,000,000 five-year cashless warrants with an exercise price of $0.0035 per share. Based on the relative fair value of the warrants, the Company recorded a debt discount of $12,546 on the $80,000 note, which is being amortized over a period of one-year.

During the year ended March 31, 2017, the Company entered into Stock Purchase agreements (“SPA’s”) with 20 qualified investors, subsequently issuing 93,375,000 shares of common stock. In accordance with terms of the SPA’s, each investor was awarded 1 Non-cashless Warrant (with a term of 36 months) for every 2.5 shares of stock purchased. The strike price of these warrants is 1 cent per share. The total warrants of 37,350,000 are classified as additional paid in capital. The warrants are classified as equity as they contain no provisions that would enable liability classification.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2017 AND 2016

(UNAUDITED)

NOTE 9 – STOCKHOLDERS’ DEFICIT (CONTINUED)

On December 22, 2016, the Company, entered in a membership interest transfer agreement with Open Therapeutics, LLC, an Ohio limited liability company (“Open Therapeutics” formerly Bacterial Robotics LLC and Microbial Robotics, LLC), whereby the Company sold 80% of its membership interest in Pilus which included the patents. Open Therapeutics agreed to terminate and cancel 80% of the unexercised portion of the warrant to purchase 28,917,647 shares (or 23,134,118 warrants) of the Company’s common stock (issued on January 28, 2014). Open Therapeutics will pay 20% of the net profit generated, to the Company from the previous year’s earnings after the initial $75,000 of profit (reflected as a contingent liability on the consolidated balance sheet). The Company further agreed it would vote its 20% membership interest in Pilus Energy in the same manner that Open Therapeutics votes its membership interest on all matters for which a member vote is required. Through June 30, 2017, there has been no activity recorded by Open Therapeutics, LLC with respect to these patents, thus the $75,000 remains contingently owed to them.

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

Volatility	220%
Expected dividend rate	-
Expected life of options in years	10
Risk-free rate	1.87%

The following table summarizes option activity for the three months and year ended June 30, 2017 and March 31, 2017:

Weighted
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding at March 31, 2016	10,000,000	$0.10	5.85 Years	$—

Granted	—	—
Expired	—	—
Exercised	—	—

Outstanding at March 31, 2017	10,000,000	$0.10	4.85 Years	$—

Granted	—	—
Expired	—	—
Exercised	—	—

Outstanding and exercisable at June 30, 2017	10,000,000	$0.10	4.60 Years	$—

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

Deferred tax assets consist of the following:

	June 30, 2017	March 31, 2017
Net operating losses	$7,914,000	$8,479,000
Valuation allowance	(7,914,000)	(8,479,000)
	$-	$-

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2017 AND 2016

(UNAUDITED)

NOTE 10 – PROVISION FOR INCOME TAXES (CONTINUED)

At June 30, 2017, the Company had a U.S. net operating loss carryforward in the approximate amount of $21 million available to offset future taxable income through 2037. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods. The Company also has a Canadian carry forward loss which approximates $700,000 and is available to offset future taxable income through 2037. The valuation allowance increased by $565,000 and $809,000 in the three months ended June 30, 2017 and the year ended March 31, 2017, respectively.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and the federal statutory rate for the three months ended June 30, 2017 and 2016 is summarized as follows.

	2017	2016
Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefits	(3.3)	(3.3)
Foreign tax	(0.3)	(0.3)
Valuation allowance	37.6	37.6
	0%	0%

NOTE 11 – INVESTMENTS - AVAILABLE FOR SALE SECURITIES

The Company’s investments in Green Innovations, Ltd is included within Current Assets as they are expected to be realized in cash within one year. The investments are recorded at fair valve with unrealized gains and losses, net of applicable taxes, in Other Comprehensive Income. The Company’s investment in Green Innovations, Ltd has a cost of $250,000, unrealized loss of $248,125 and a fair value of $1,875 at June 30, 2017. At March 31, 2017, the unrealized loss was $249,375 and the fair value was $625, respectively.

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

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2017 AND 2016

(UNAUDITED)

Lawsuit Filed Against Cowan Gunteski & Co. PA (Continued)

On March 22, 2016, the Company decided that its good faith efforts to settle its ongoing litigation with Cowan Gunteski & Co. P.A. have proven unsuccessful. Therefore, the Board of Directors of the Company unanimously agreed to proceed forward with the litigation. The Company is continuing to seek the assistance of independent experts, to help ascribe dollar amounts for certain damages suffered by the Company (“provable damages”). At this point in time, the Company has realized out of pocket cash losses and liabilities (inclusive of liquidated damages) that exceed $850,000. Additional potential damages include but are not limited to: inability to properly maintain Pilus Energy’s Intellectual Property (“Pilus IP”), the July 31, 2015 delisting of the Company shares from OTCQB to Pink Sheets, loss of market capitalization (“market cap”), loss of trading liquidity (“trading volume”), and loss of substantial business opportunities. In aggregate, the Company intends to seek monetary award(s), during trial, in excess of $4,000,000. That figure is expected to continually increase as additional time lapses.

On September 29, 2016, the judge presiding over the case approved the ruled on the two outstanding motions filed on June 13, 2016. The motion to transfer the case to United States District Court for the District of New Jersey was approved, however the judge denied the defendants’ motion to dismiss the lawsuit. Depositions have commenced in this case.

On May 23, 2017, the Company represented in person by Paul K. Silverberg and Seth M. Shaw at the Trenton Courthouse (New Jersey Federal District Court) sought a trial date and a ruling concerning the Company’s request for assignment of a Jury. On that date, Judge Sheridan assigned the case a trial date of November 6, 2017, however, has not yet rendered a final ruling with respect to assignment of a jury to this trial. The case has been focused most recently on completion of the discovery phase and the Company has been taking numerous depositions and has furnished upon request, the documents requested by plaintiff’s counsel.

On June 28, 2017, the judge in the case ruled that the Company’s initial disclosures with respect to its computation of damages claimed are adequate. Pursuant to this ruling the Company produced a sworn statement from an authorized corporate representative confirming that in response to Defendants’ discovery requests it has conducted a diligent and thorough search and produced all of the responsive documents that are within its possession, custody or control.

On July 23, 2017, a judge approved the motion for a jury trial scheduled to begin on November 14, 2017

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

Lawsuit with Crystal Research Associates

On December 9, 2015, Crystal Research Associates served the Company with a Lawsuit (filed in Supreme Court of the State of New York - County of New York) (Index No. 161962/2015), alleging that the Company owed to Crystal Research a total of $48,000. This money that Crystal Research alleged was owed is related to a March 13, 2014 “Public Relations Services” contract entered into by the Company’s previous CEO, Dr. Stella M. Sung.

On July 14, 2017 the Company agreed to settle under agreed upon terms whereby the Company agrees to pay to the plaintiff the sum of $31,450 in cash plus 11,000,000 shares of common stock (6 month Restricted Shares) of the Company. Cash payments will be paid as follows: $8,000 due immediately upon signing of this agreement; thereafter, due on or before August 15, 2017 and on or before the 15th of each successive month, for the 7 months, the sum of $3,350 per month. It is agreed that no interest shall accrue provided all payments are made timely. Defendant(s) agrees that upon default of any terms hereof and upon five (5) days written notice to the defendant’s attorney, judgment may be entered by the clerk of this court, for the relief amount sought in the complaint of $48,000, minus any payments made pursuant to this stipulation, plus interest from September 13, 2014, attorney’s fees, costs and disbursements. The shares were issued in July 2017 and the payments are current.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2017 AND 2016

(UNAUDITED)

NOTE 13 – FAIR VALUE MEASUREMENTS

The following summarizes the company’s financial assets and liabilities that are measured at fair value on a recurring basis at June 30, 2017 and March 31, 2017:

	June 30, 2017 (Unaudited)
	Level 1	Level 2	Level 3	Total
Assets
Investment-available-for-sale security	$1,875	$—	$—	$1,875

	March 31, 2017
	Level 1	Level 2	Level 3	Total
Assets
Investment-available-for-sale security	$625	$—	$—	$625

With the issuance of the July 2017 FASB ASU 2017-11, “Earnings Per Share (Topic 260) Distinguishing Liabilities from Equity (Topic 480) Derivatives and Hedging (Topic 815),” which addresses the complexity of accounting for certain financial instruments with down round features, the Company has chosen the early adopt retroactively the amendments in Part I of the standard whereby fair value derivative liabilities previously recognized were derecognized in the current and comparative periods. Under the amendments included in this update, the Company is no longer required to record changes in fair value during the period of change as a separate component of other income/expense in the Condensed Consolidated Statements of Operations.

NOTE 14 – SUBSEQUENT EVENTS

Common Stock Issuances

Subsequent to June 30, 2017, the Company issued additional shares of common stock as follows: (i) 130,000,000 shares in connection with the Company’s stock purchase agreements; (ii) 24,000,000 shares in connection with settlement agreements; (iii) 24,750,000 shares to consultants; (iv) 20,000,000 shares to the Chief Financial Officer; (v) 45,000,000 shares for commitment shares relative to convertible note issued; and (vi) 73,005,535 shares to convert convertible note principal and interest.

Convertible Notes

On July 19, 2017, the Company paid an individual note holder to retire a note having a principal balance of $1,000 and accrued interest of $340.

Legal Matters

Lawsuit with Crystal Research Associates

On July 14, 2017 the Company agreed to settle under agreed upon terms whereby the Company agrees to pay to the plaintiff the sum of $31,450 in cash plus 11,000,000 shares of common stock (6 month Restricted Shares) of the Company. Cash payments will be paid as follows: $8,000 due immediately upon signing of this agreement; thereafter, due on or before August 15, 2017 and on or before the 15th of each successive month, for the 7 months, the sum of $3,350 per month. It is agreed that no interest shall accrue provided all payments are made timely. Defendant(s) agrees that upon default of any terms hereof and upon five (5) days written notice to the defendant’s attorney, judgment may be entered by the clerk of this court, for the relief amount sought in the complaint of $48,000, minus any payments made pursuant to this stipulation, plus interest from September 13, 2014, attorney’s fees, costs and disbursements. The shares were issued in July 2017 and the payments are current.

Lawsuit Filed Against Cowan Gunteski & Co. PA

On July 23, 2017, a judge approved the motion for a jury trial scheduled to begin on November 14, 2017.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Business Overview and Management’s Discussion and Analysis of Financial Condition and Results of Operations describes the principal factors affecting the results of operations, liquidity and capital resources and critical accounting estimates. This discussion should be read in conjunction with the accompanying quarterly unaudited Condensed Consolidated Financial Statements contained in this Form 10-Q and our Annual Report on Form 10-K, for the year ended March 31, 2017 (“Annual Report”). Our Annual Report includes additional information about our significant accounting policies, practices and the transactions that underlie our financial results, as well as a detailed discussion of the most significant risks and uncertainties associated with our financial and operating results.

Business Overview

The Company, prior to December 12, 2011, was involved in the business of exploiting new technologies for the production of clean energy. The Company was then moving in the direction of a diversified biotechnology company. The mission of the Company is to evaluate potential acquisition candidates operating in the life sciences technology space. The Company last recognized revenue in fiscal year 2016 generated from its natural wellness cannabis complement line launched in August 2014.

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

On September 24, 2014 (the “Unwinding Date”), the Company, Honeywood and each of the Honeywood Principals entered into a Termination Agreement (the “Termination Agreement”) to unwind the effects of the Merger (the “Unwinding Transaction”). In accordance with the Termination Agreement, Honeywood agreed to repay to the Company substantially all of the advances made by the Company to Honeywood prior to and after the Merger by delivering to the Company on the Unwinding Date a Secured Promissory Note in the principal amount of $170,000 (the “Note”). The Note bears interest at 6% per annum and is repayable in six quarterly installments on the last day of each calendar quarter starting on March 31, 2015 and ending on June 30, 2016. The Note is secured by a blanket security interest in Honeywood’s assets pursuant to a Security Agreement entered into on the Unwinding Date between Honeywood and the Company. As of June 30, 2017, Honeywood has made no payments under the Note and the Company does not expect to receive any payments pursuant to the Note. As a result, the Company has fully reserved this amount and does not reflect it as a receivable on its financial statements. The Company is in negotiations to settle the outstanding receivable in exchange for an equity stake in Honeywood.

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

On January 28, 2014, the Company acquired patents from Pilus. As a condition of the acquisition, Pilus was supposed to get one seat on the board of directors, and the shareholders of Pilus received a warrant to purchase 100,000,000 shares of common stock of the Company, which represented a fair market value of approximately $2,000,000. In addition, the Company paid Bacterial Robotics, LLC (“BRLLC”), formerly the parent company of Pilus, $50,000 on signing the memorandum of understanding and $50,000 at the time of closing. The only asset Pilus had on its balance sheet at the time of the acquisition was a patent. The Company determined that the value of the acquisition on January 28, 2014 would be equal to the value of cash paid to Pilus plus the value of the 100,000,000 warrants they issued to acquire Pilus. Through March 31, 2014, the Company amortized the patent over its estimated useful life, then on March 31, 2014, the Company conducted its annual impairment test and determined that the entire unamortized balance should be impaired as the necessary funding to further develop the patent was not available at that time.

On December 22, 2016, the Company, entered in a membership interest transfer agreement with Open Therapeutics, LLC, an Ohio limited liability company (“Open Therapeutics” which was formerly known as Bacterial Robotics LLC and Microbial Robotics, LLC), whereby the Company sold 80% of its membership interest in Pilus which included the patents. Open Therapeutics agreed to terminate and cancel 80% of the unexercised portion of the warrant to purchase 28,917,647 shares (or 23,134,118 warrants) of the Company’s common stock (issued on January 28, 2014). Open Therapeutics will pay 20% of the net profit generated, to the Company from the previous year’s earnings after the initial $75,000 of profit (reflected as a contingent liability on the consolidated balance sheet). The Company further agreed it would vote its 20% membership interest in Pilus Energy in the same manner that Open Therapeutics votes its membership interest on all matters for which a member vote is required. Through June 30, 2017, there has been no activity recorded by Open Therapeutics, LLC with respect to these patents, thus the $75,000 remains contingently owed to them.

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

Cupuacu Butter Lip Balm

On December 23, 2016, the Company, entered into a non-exclusive, 12 months, license agreement (the “License Agreement”) with Cleveland, Ohio based cosmetics products firm Ice + Jam LLC (“Ice + Jam”). Under terms of the License Agreement, the Company will market Ice + Jam’s proprietary Cupuacu Butter lip balm, sold under the trademark HERMAN and the two companies will evenly share (“50% / 50%”) any profits through the Company’s marketing, sales, and distribution efforts. The Company will pay the production costs for all products it sells to retail customers or distributors. The Company paid a one-time upfront non-refundable license fee of $9,810 in cash and agreed to an additional payment of common shares of Company stock. The Company agreed to issue 5,000,000 common shares which had a value of $27,500, based on the closing price of the stock on the day the Company entered into the agreement ($0.005 per share). The cost of the shares will be prorated over the life of the license. The Company further paid $2,190 as a prepaid deposit on future inventory for the purchase of 1,500 units at unit cost of $1.46. As of June 30, 2017, none of the units have been completed therefore the Company has recorded the payment as a prepaid asset. The agreement may be extended for an additional 12 months based on mutual agreement. The two companies reserve the right to request amendment of the License Agreement at any point during the effective duration.

On June 27, 2017, the Company wired $20,000 to Ice + Jam as an advanced payment on initial inventory base of 10,000-15,000 units with completed display cases, setup fees and promotional literature for the contemplated launch as well as marketing and consulting services. The Company has focused its efforts on securing potential distribution channels to the retail marketplace, as well as the improvement of the HERMAN product; inclusive of the label and graphics. The Company plans a mid to late autumn 2017 launch period to capitalize on the potential market demand associated with seasonality.

RESULTS OF OPERATIONS

Three months ended June 30, 2017 compared to the three months ended June 30, 2016

Revenue. The Company was currently developing its business and as a result it had not developed a material or consistent pattern of revenue generation. For the three months ended June 30, 2017 and 2016, the Company did not generate any revenue.

The revenue was generated from the Company’s natural wellness cannabis compliment line launched in August of 2014. The Company disposed of operations on August 7, 2015. There is no guaranty that a new line of business will result in material revenue production.

Cost of Goods Sold. The Company had no cost of goods sold for the three months ended June 30, 2017 and 2016, which resulted no gross profit for those periods.

General and Administrative Expenses. For the three months ended June 30, 2017, general and administrative expenses were $473,889 compared to $766,810 for the same period in the prior fiscal year. This decrease was driven by a lower assigned value assigned to stock being issued for services in the amount during the three months ended June 30, 2016.

Other Income (Expense). For the three months ended June 30, 2017, other expense was $148,448 compared to $22,233 for the same period in the prior fiscal year. The increase in expense for the three months ended June 30, 2017 was due to increased debt and commitment fees to secure the debt.

Net Loss. For the three months ended June 30, 2017, the Company generated a net loss of $541,345 compared to a loss of $795,957 for the same period in the prior fiscal year. The difference in the three months ended June 30, 2017 was primarily due to no stock being issued for services during the three months ended June 30, 2017 compared to $557,200 issued in the same period in the prior fiscal year.

Liquidity and Capital Resources

We continue to fund our operations through private placement offerings and other financings.

During the three months ended June 30, 2017, the Company’s CEO, Seth Shaw, purchased 120,000,000 common shares of stock raising $150,000, and the Company raised $234,500 in proceeds from convertible notes.

At June 30, 2017, the Company had $78,700 in cash compared to $18 at March 31, 2017.

Cash Flows

Net cash used in operating activities amounted to $259,185 and $284,474 for the three months ended June 30, 2017 and 2016, respectively.

During the three months ended June 30, 2017, we had $339,500 cash provided by financing activities compared to $290,728 provided in the same period in the prior fiscal year, primarily as a result of the issued issuance of convertible notes net of payments in the amount of $194,500 offset by lower proceeds from the sale of common stock. In 2016, the Company didn’t receive any proceeds from notes payable and $292,000 in proceed from the sale of common stock.

We do not believe that our cash on hand at June 30, 2017 will be sufficient to fund our current working capital requirements as we try to develop a new business line. We will continue to seek additional equity financing. However, there is no assurance that we will be successful in our equity private placements or if we are that the terms will be beneficial to our shareholders.

Going Concern Qualifications

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had no revenue and net losses of $624,472 for the three months ended June 30, 2017 compared to $795,957 for the three months ended June 30, 2016. The Company had an accumulated deficit of $52,896,436 and there are existing uncertain conditions which the Company faces relative to its obtaining financing and capital in the equity markets. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Additionally, even if the Company does raise sufficient capital to support its operating expenses, acquire new license agreements or ownership interests in life science companies and generate adequate revenues, or the agreements entered into recently are unsuccessful, there can be no assurances that the revenues will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are not effective as of such date. The Chief Executive Officer and Chief Financial Officer have determined that the Company continues to have the following deficiencies which represent a material weakness:

1.	The Company does not have an Audit Committee;and

2.	Insufficient personnel resources within the accounting function to segregate the duties over financial transaction processing and reporting; and

3.	Insufficient written policies and procedures over accounting transaction processing and period end financial disclosure and reporting processes.

To remediate our internal control weaknesses, management would need to implement the following measures:

●	The Company would need to add sufficient number of independent directors to the board and will form an Audit Committee with a qualified person to chair the committee.

●	The Company has hired a chief financial officer, but would need to add sufficient accounting personnel to properly segregate duties and to effect a timely, accurate preparation of the financial statements.

●	Upon the hiring of additional accounting personnel, the Company would develop and maintain adequate written accounting policies and procedures.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of August 4, 2017, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations except as set forth below:

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

On May 23, 2017, the Company represented in person by Paul K. Silverberg and Seth M. Shaw at the Trenton Courthouse (New Jersey Federal District Court) sought a trial date and a ruling concerning the Company’s request for assignment of a Jury. On that date, Judge Sheridan assigned the case a trial date of November 6, 2017, however, has not yet rendered a final ruling with respect to assignment of a jury to this trial. The case has been focused most recently on completion of the discovery phase and the Company has been taking numerous depositions and has furnished upon request, the documents requested by plaintiff’s counsel.

On June 28, 2017, the judge in the case ruled that the Company’s initial disclosures with respect to its computation of damages claimed are adequate. Pursuant to this ruling the Company produced a sworn statement from an authorized corporate representative confirming that in response to Defendants’ discovery requests it has conducted a diligent and thorough search and produced all of the responsive documents that are within its possession, custody or control.

On July 23, 2017, a judge approved the motion for a jury trial scheduled to begin on November 14, 2017.

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

Lawsuit with Crystal Research Associates

On December 9, 2015, Crystal Research Associates served the Company with a Lawsuit (filed in Supreme Court of the State of New York - County of New York) (Index No. 161962/2015), alleging that the Company owed to Crystal Research a total of $48,000. This money that Crystal Research alleged was owed is related to a March 13, 2014 “Public Relations Services” contract entered into by the Company’s previous CEO, Dr. Stella M. Sung.

On July 14, 2017 the Company agreed to settle under agreed upon terms whereby the Company agrees to pay to the plaintiff the sum of $31,450 in cash plus 11,000,000 shares of common stock (6 month Restricted Shares) of the Company. Cash payments will be paid as follows: $8,000 due immediately upon signing of this agreement; thereafter, due on or before August 15, 2017 and on or before the 15th of each successive month, for the 7 months, the sum of $3,350 per month. It is agreed that no interest shall accrue provided all payments are made timely. Defendant(s) agrees that upon default of any terms hereof and upon five (5) days written notice to the defendant’s attorney, judgment may be entered by the clerk of this court, for the relief amount sought in the complaint of $48,000, minus any payments made pursuant to this stipulation, plus interest from September 13, 2014, attorney’s fees, costs and disbursements. The shares were issued in July 2017 and the payments are current.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended June 30, 2017, the Company issued 337,961,564 common shares at $0.00035 to $0.0012 to holders of convertible notes to retire $159,650 in principal and $27,354 of accrued interest.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

As of this report date, the Company was in default of three convertible notes payable; a $104,000 7% convertible redeemable note dated May 28, 2015 with Union Capital, LLC (“Union”); a $96,000 20% OID convertible debenture with Group 10 Holdings LLC (“Group 10”) dated July 14, 2015, bearing a 12% annual rate of interest and a $60,950 15% OID convertible redeemable note dated December 19, 2016 with ADAR BAYS, LLC (“ADAR”) bearing an annual interest rate of 12%.

As a result of the default the Union note principal balance increased by 50% to $156,000 with an interest rate of 24%. The Group 10 note, as a result of the default, increased the unpaid principal balance by 18% to $113,280 with an interest rate of 18%. The ADAR note, as a result of the default, increased the unpaid principal balance by 10% to $67,045 with a default interest of 24%.

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

As a result of default the Group 10 convertible note dated August 3, 2017, beginning on October 1, 2016, the Company began to incur default penalty fees in the amount of $1,000 per business day until it regained fully reporting status with the filing of its quarterly 10Q on December 5, 2016 (SEE NOTE 7). The default penalty of $45,000 for the period of 45 days was settled for 10,000,000 common shares of Company stock ($0.0045 per share).

Also, as of this report date, the Company was in default of an 11.5% debt facility with Alternative Strategy Partners PTE Ltd. (“ASP”) dated September 23, 2015 of a non-convertible note with a balance of $90,000, for the failure to make timely payment as per agreed on December 23, 2015. As a result of the default this note, this note bears an 18% interest rate. The Company has not received any default notices from ASP as of July 31, 2017. Additionally, the Company is currently in negotiations to settle all remaining obligations due to ASP under this $90,000 face value debenture.

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

TAURIGA SCIENCES, INC. (Registrant)

Date: August 7, 2017	By:	/s/ Seth M. Shaw
Seth M. Shaw
Principal Executive Officer

	By:	/s/ Kevin P. Lacey
Kevin P. Lacey
Principal Accounting Officer

