Form 10-Q
period 2017-09-30
TAURIGA SCIENCES, INC.
filed 2017-11-13
CIK 1142790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 9, 2017, the registrant had 3,096,653,062 shares of its Common Stock, $0.00001 par value, outstanding.

2

PART I. FINANCIAL STATEMENTS

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying notes a

TAURIGA SCIENCES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN US$)

	September 30, 2017	March 31, 2017
	(Unaudited)	(Restated)
ASSETS
Current assets:
Cash	$-	$18
Investment - available for sale security	750	625
Prepaid expenses and other current assets	32,190	2,190
Total current assets	32,940	2,833

Property and equipment, net	2,233	961

Total assets	$35,173	$3,794

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Notes payable to individuals and companies, net of discounts	$591,460	$579,918
Bank overdraft	807	-
Accounts payable	262,111	278,628
Accrued interest	96,208	126,156
Accrued expenses	973,674	841,499
Liability for common stock to be issued	191,900	190,000
Total current liabilities	2,116,160	2,016,201

Other liabilities:
Contingent liability	75,000	75,000
Total liabilities	2,191,160	2,091,201

Stockholders’ deficit:
Common stock, par value $0.00001; 7,500,000,000 and 2,500,000 shares authorized, 2,774,132,030 and 1,734,920,049 issued and outstanding at September 30, 2017 and March 31, 2017, respectively	27,741	17,349
Additional paid-in capital	53,644,814	52,219,670
Accumulated deficit	(55,588,334)	(54,084,093)
Accumulated other comprehensive loss	(240,208)	(240,333)
Total stockholders’ deficit	(2,155,987)	(2,087,407)

Total liabilities and stockholders’ deficit	$35,173	$3,794

TAURIGA SCIENCES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(IN US$)

(Unaudited)

	For the Three Months ended		For the Six Months ended
	September 30,		September 30,
	2017	2016	2017	2016
		(Restated)		(Restated)
Continuing Operations:
Revenues	$-	$-	$-	$-
Cost of goods sold	-	-	-	-

Gross profit	-	-	-	-

Operating expenses
Research and development	2,000	-	4,000	-
General and administrative	627,270	311,265	1,101,159	1,078,075
Depreciation and amortization expense	225	-	360	6,914
Total operating expenses	629,495	311,265	1,105,519	1,084,989

Loss from operations	(629,495)	(311,265)	(1,105,519)	(1,084,989)

Other income (expense)
Interest expense	(28,326)	(79,220)	(130,792)	(101,453)
Loss on extinguishment of debt	-	(154,693)	(271,280)	(593,760)
Gain on derivative liability	-	154,693	271,280	593,760
Gain on legal settlement	3,350	-	3,350	-
Total other income (expense)	(24,976)	(79,220)	(127,442)	(101,453)

Net loss	(654,471)	(390,485)	(1,232,961)	(1,186,442)

Deemed dividend	-	(154,693)	(271,280)	(593,760)

Net loss to common shareholders	$(654,471)	$(545,178)	$(1,504,241)	$(1,780,202)

Other comprehensive income (loss)	$(654,471)	$(390,485)	$(1,504,241)	$(1,186,442)
Change in unrealized gain (loss) on available for sale security	(1,125)	-	125	(313)
Total other comprehensive loss	(1,125)	-	125	(313)

Comprehensive income (loss)	$(655,596)	$(390,485)	$(1,504,116)	$(1,186,755)

Loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of shares outstanding - basic and diluted	2,454,451,775	1,361,122,811	2,154,233,435	1,292,391,425

The accompanying notes are an integral part of the condensed consolidated financial statements.

TAURIGA SCIENCES, INC. AND SUBSDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

IN US$)

	For the Six Months ended
	September 30,
	2017	2016
		(Restated)
Cash flows from operating activities

Net loss	$(1,232,961)	$(1,186,442)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation	503,756	16,823
Amortization of original issue discount	18,179	5,797
Gain on settlement	(3,350)	-
Depreciation and amortization	360	6,914
Non-cash interest	59,806	-
Amortization of debt discount	3,203	-
Common stock issued for services (including stock to be issued)	-	776,251
Legal fees deducted from proceeds of notes payable	19,900	-
Change in derivative liability	(271,280)	(593,760)
Loss on extinguishment of debt	271,280	593,760
Decrease (increase) in assets
Prepaid expenses	(30,000)	2,500
Increase (decrease) in liabilities
Accounts payable	(3,317)	(33,981)
Accrued interest	29,607	59,655
Accrued expenses	135,525	(40,387)
Cash (used in) operating activities	(499,292)	(392,870)

Cash flows from investing activities
Purchases of property and equipment	(1,633)	-
Cash (used in) investing activities	(1,633)	-

Cash flows from financing activities
Bank overdraft	807	(1,130)
Repayment of principal on notes payable	(41,000)	-
Proceeds from the sale of common stock (including to be issued)	165,000	354,000
Proceeds from convertible notes	376,100	40,000
Cash provided by financing activities	500,907	392,870

Net decrease in cash	(18)	-

Cash, beginning of period	18	-
Cash, end of period	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest Paid	$19,999	$-
Taxes Paid	$-	$-

NON CASH ITEMS
Conversion of notes payable and accrued interest for common stock	$405,754	$158,200
Change in value of investment	$125	$-
Stock issued to settle accounts payable	$13,200	$-
Deemed dividend	$271,280	$593,760
Reclassification of derivative liability	$729,189	$978,432
Recognition of debt discount	$12,546	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

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

Honeywood

On March 10, 2014, the Company entered into a definitive agreement to acquire California based Honeywood LLC, developer of a topical medicinal cannabis product, that, at the time, sold in numerous dispensaries across the state of California. This definitive agreement was valid for a period of 120 days and the Company advanced to Honeywood $217,000 to be applied towards the final closing requisite cash total and incurred $178,000 in legal fees as of March 31, 2014 in connection with the acquisition.

On September 24, 2014 (the “Unwinding Date”), the Company, Honeywood and each of the Honeywood Principals entered into a Termination Agreement (the “Termination Agreement”) to unwind the effects of the Merger (the “Unwinding Transaction”). In accordance with the Termination Agreement, Honeywood agreed to repay to the Company substantially all of the advances made by the Company to Honeywood prior to and after the Merger by delivering to the Company on the Unwinding Date a Secured Promissory Note in the principal amount of $170,000 (the “Note”). The Note bore interest at 6% per annum and was repayable in six quarterly installments on the last day of each calendar quarter starting on March 31, 2015 and ending on June 30, 2016. The Note was secured by a blanket security interest in Honeywood’s assets pursuant to a Security Agreement entered into on the Unwinding Date between Honeywood and the Company. Honeywood never made any payments under the Note prior to the Honeywood Conversion Agreement (as defined below). As a result, the Company had fully reserved this amount and it was not reflected as a receivable on its financial statements.

Effective August 1, 2017, the Company, entered into a Debt Conversion Agreement, whereby the Company agreed to convert the entire principal and accrued but unpaid interest due into a 5% membership interest in Honeywood (the “Honeywood Conversion Agreement”).

The Company made an assessment for impairment of its investment in Honeywood at the entity level. During the relationship between the Company and Honeywood, Honeywood had a working capital deficiency and had a history of operating losses. In accordance with FASB ASC 320-10-35-28, “Investments—Debt and Equity Securities”, a Company may not record an impairment loss on the investment but shall continue to evaluate whether the investment is impaired (that is, shall estimate the fair value of the investment) in each subsequent reporting period until either of the following occurs: a) the investment experiences a recovery of fair value up to (or beyond) its cost; or b) the entity recognizes an other-than-temporary impairment loss. At the time of the Honeywood Conversion Agreement, the receivable balance under the Note of $199,119 had been fully written off by the Company in a prior period. As a result of the Honeywood Conversion Agreement, the Company deemed the investment to still have no current value. The Company recorded this investment at $0. Thus, no recovery of bad debt and no impairment will be recognized in this period.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

(UNAUDITED)

NOTE 1 – BASIS OF OPERATIONS (CONTINUED)

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

On December 22, 2016, the Company, entered in a membership interest transfer agreement with Open Therapeutics, LLC, an Ohio limited liability company (“Open Therapeutics” formerly Bacterial Robotics LLC and Microbial Robotics, LLC), whereby the Company sold 80% of its membership interest in Pilus which included the patents. Open Therapeutics agreed to terminate and cancel 80% of the unexercised portion of the warrant to purchase 28,917,647 shares (or 23,134,118 warrants) of the Company’s common stock (issued on January 28, 2014). Open Therapeutics will pay 20% of the net profit generated, to the Company from the previous year’s earnings after the initial $75,000 of profit (reflected as a contingent liability on the consolidated balance sheet). The Company further agreed it would vote its 20% membership interest in Pilus Energy in the same manner that Open Therapeutics votes its membership interest on all matters for which a member vote is required. Through September 30, 2017, there has been no activity recorded by Open Therapeutics, LLC with respect to these patents, thus the $75,000 remains contingently owed to them.

ColluMauxil

On November 15, 2016, the Company announced that it would form a new wholly owned subsidiary focused on the development, marketing and distribution of products that target muscle tension. The subsidiary was to be called ColluMauxil Therapeutics LLC (“ColluMauxil”), which is based on the Latin terms for neck relief - “collum” and “auxilium.” The Company has filed for trademarks in association with the business with the United States Patent and Trademark Office. The Company planned to develop, market, distribute and potentially license a broad array of products and technologies that may help individuals who are affected by muscle tension. The Company has identified potential products and technologies of interest and is actively working towards the goal of creating an innovative product line to launch the business activities of ColluMauxil. Due to financial constraints and changing regulations, the Company decided to discontinue this business plan entirely and has allowed all trademarks obtained, in relation to ColluMauxil, to expire.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

(UNAUDITED)

NOTE 1 – BASIS OF OPERATIONS (CONTINUED)

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

On June 27, 2017, the Company wired $20,000 to Ice + Jam as an advanced payment on initial inventory base of 10,000-15,000 units with completed display cases and promotional literature for the contemplated launch as well as marketing and consulting services. The Company has focused its efforts on securing potential distribution channels to the retail marketplace, as well as the improvement of the HERMAN product; inclusive of the label and graphics. The Company plans a late autumn 2017 launch period to capitalize on the potential market demand associated with seasonality.

As of September 30, 2017, none of the units have been completed therefore the Company has recorded the payment as a prepaid asset. The agreement may be extended for an additional 12 months based on mutual agreement. The two companies reserve the right to request amendment of the License Agreement at any point during the effective duration.

Certain additional risk factors relating to the new business line are further described in Part I, Item 1A “Risk Factors” above in this Annual Report on Form 10-K.

Going Concern

As indicated in the accompanying condensed consolidated financial statements, the Company has incurred net losses of $1,232,961 and $1,186,442 for the six months ended September 30, 2017 and 2016, respectively. Management’s plans include the raising of capital through equity markets to fund future operations and cultivating new license agreements or acquiring ownership in technology companies. The Company intends to continue funding its operations either through cash-on-hand or through financing alternatives. In the event the Company does need to raise additional capital to fund operations or engage in a transaction, failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses, acquire new license agreements or ownership interests in life science companies and generate adequate revenues, or the agreements entered into recently are unsuccessful, there can be no assurances that the revenues will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. The Company has used $499,292 and $392,870 of cash in operating activities for the six months ended September 30, 2017 and 2016, respectively which is substantially lower than the net loss for these respective years. The Company has continued to use their common stock when able to continue operating. These matters raise substantial doubt about the Company’s ability to continue as a going concern as determined by management. However, the accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

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

Cash Equivalents

For purposes of reporting cash flows, cash equivalents include investment instruments purchased with an original maturity of three months or less. At September 30, 2017, the Company had no cash at any financial institution which exceeded the total FDIC insurance limit of $250,000. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits. The Company had no cash equivalents as of September 30, 2017.

Inventory

Inventory consisted of raw materials, production in progress and finished goods and is stated at the lower of cost or market determined by the first-in, first-out method. As of September 30, 2017, the Company has prepaid $22,190 for inventory, product design, set-up, consulting and packaging for product which has not been delivered. It is reflected in prepaid expenses on the Condensed Consolidated Balance Sheet.

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

Net Loss Per Common Share

The Company computes per share amounts in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 260 Earnings per Share (“EPS”) which requires presentation of basic and diluted EPS. Basic EPS is computed by dividing the income (loss) available to Common Stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of Common Stock and Common Stock equivalents outstanding during the periods; however, potential common shares are excluded for period in which the Company incurs losses, as their effect is anti-dilutive. For the three and six months ended September 30, 2017 and 2016 the basic and fully diluted earnings per share were the same as the Company had a loss in each of these periods.

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

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

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

Research and Development

The Company expenses research and development costs as incurred. Research and development costs were $2,000 and $4,000 for the three and six months ended September 30, 2017 compared to $0 for three and six months ended September 30, 2016. The Company is continually evaluating products and technologies in the natural wellness space, including its focus on muscle tension and its Cupuacu butter lip balm. As the Company investigates and develops relationships in these areas resultant expenses for trademark filings, license agreements, product development and design materials will be expensed as research and development. Some costs will be accumulated for subsidiaries prior to formation of entities.

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

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2017 and 2016. The respective carrying value of certain financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash, accounts payable and accrued expenses.

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

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

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

The Company has identified that instruments previously carried as derivative liabilities were deemed to be such on the basis of embedded features containing down round provisions, resulting in the strike price being reduced on the basis of the pricing of future equity offerings. In accordance with the adoption of ASU 2017-11, the Company recorded a gain on derivative liability in the amount of $0 and $271,280 for the three and six months ended September 30, 2017 compared to $154,693 and $593,760 for the same period in the prior year. The Company also recorded a corresponding loss on extinguishment of debt in the amount of $0 and $271,280 for the three and six months ended September 30, 2017 compared to $154,693 and $593,760 for the same period in the prior year. Along with this transaction, the Company recorded a deemed dividend to shareholders in the amount of $0 and $271,280 for the three and six months ended September 30, 2017 compared to $154,693 and $593,760 for the same period in the prior year.

The three instruments affected by this adoption were the May 28, 2015, 7% Convertible Redeemable Note with a principal amount of $104,000 with a maturity date of May 28, 2016 with Union Capital, LLC which contains an anti-ratchet clause; the July 14, 2015, 12% convertible redeemable note with Group 10 Holdings, LLC having a principal amount of $96,000 issued with an original issue discount of $16,000 and the November 7, 2016, 12% convertible redeemable note with Group 10 Holdings, LLC having a principal amount of $45,000 issued with an original issue discount of $7,000. The two Group 10 Holdings, LLC notes contain a most favored nations clause, allowing the note holder to adopt any term of future convertible redeemable notes which would be beneficial to them. All of these instruments have been fully repaid or converted as of October 10, 2017.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

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

As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by ASC 740 and concluded that the tax position of the Company does not meet the more-likely-than-not threshold as of September 30, 2017.

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

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

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

In May 2014, August 2015 and May 2016, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers”, ASU 2015-14, “Revenue from Contracts with Customers, Deferral of the Effective Date”, and ASU 2016-12, “Revenue from Contracts with Customers, Narrow-Scope Improvements and Practical Expedients”, respectively, which implement ASC Topic 606. ASC Topic 606 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance under US GAAP, including industry-specific guidance. It also requires entities to disclose both quantitative and qualitative information that enable financial statements users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amendments in these ASUs are effective for annual periods beginning after December 15, 2017, and interim periods therein. Early adoption is permitted for annual periods beginning after December 15, 2016. These ASUs may be applied retrospectively with a cumulative adjustment to retained earnings in the year of adoption. The Company has not recorded any revenue in the past year, however, with the launching of their Cupuacu Butter Lip Balm is assessing the impact, if any, of implementing this guidance on its financial position, results of operations and liquidity.

There are several other new accounting pronouncements issued or proposed by the FASB. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe any of these accounting pronouncements has had or will have a material impact on the Company’s condensed consolidated financial position or operating results.

Subsequent Events

In accordance with ASC 855 “Subsequent Events” the Company evaluated subsequent events after the balance sheet date through the date of issuance.

NOTE 3– PROPERTY AND EQUIPMENT

The Company’s property and equipment is as follows:

	September 30, 2017	March 31, 2017	Estimated Life
	(Unaudited)
Computers, office furniture and equipment	$58,656	$57,023	3-5 years

Less: accumulated depreciation	(56,423)	(56,062)

Net	$2,233	$961

Depreciation expense for six months ended September 30, 2017 was $360 compared to $6,914 for the six months ended September 30, 2016.

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

On June 27, 2017, the Company wired $20,000 to Ice + Jam as an advanced payment on initial inventory base of 10,000-15,000 units with completed display cases and promotional literature for the contemplated launch as well as marketing and consulting services. The Company has focused its efforts on securing potential distribution channels to the retail marketplace, as well as the improvement of the HERMAN product; inclusive of the label and graphics. The Company plans a late autumn 2017 launch period to capitalize on the potential market demand associated with seasonality.

As of September 30, 2017, none of the units have been completed therefore the Company has recorded the payment as a prepaid expense.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

(UNAUDITED)

NOTE 4 – COMMITMENT (CONTINUED)

On August 31, 2017, the Company entered into a Securities Purchase Agreement with GS Capital whereby the Company issued two 8% Convertible Redeemable Notes each in the principal amount of $48,000. The first 8% note was funded with gross cash proceeds of $45,600, after the deduction of $2,400 in legal fees. The second 8% note (the “Back-End Note”) was initially paid for by an offsetting promissory note issued by GS Capital to the Company (the “Note Receivable”). The terms of the Back-End Note require cash funding prior to any conversion thereunder. The Note Receivable is due April 30, 2018, unless certain conditions are not met, in which case both the Back-End Note and the Note Receivable may both be cancelled. Both the First Note and the Back-End Note have a maturity date one year from the date of issuance upon which any outstanding principal and interest is due and payable (See NOTE 7). The note receivable and the note payable are not reflected in the Company’s financial statements.

On September 11, 2017, the Company entered into a Securities Purchase Agreement with Adar Bays, LLC whereby the Company issued to Adar Bays seven 8% Convertible Redeemable Notes each in the principal amount of $30,000, or in the aggregate principal amount of $210,000. The first 8% Convertible Redeemable Note was funded with gross cash proceeds of $28,000, after deduction of $2,000 in legal fees, by September 12, 2017. The remaining six 8% Convertible Redeemable Note (collectively, the “Back-End Notes”) were each initially paid for by a corresponding offsetting promissory note issued by Adar Bays to the Company. The terms of the Back-End Notes require cash funding prior to any conversion thereunder. Upon the request of the Company, the Back-End Notes may be funded at any time from March 11, 2018 until September 11, 2018. The Company may cancel the Back-End Notes and the Note Receivables prior to funding by giving written notice to Adar Bays by February 11, 2018 that the Company does not wish to close on the funding of the Back-End Notes. Each of the First Note, the Back-End Notes and the Notes Receivable has a maturity date of September 11, 2018 upon which any outstanding principal and interest is due and payable (See NOTE 7). The notes receivable and the notes payable are not reflected in the Company’s financial statements.

NOTE 5 – INTANGIBLE ASSETS

Patents:

Pilus Energy, LLC

The Company, through the acquisition of Pilus Energy on January 28, 2014, acquired a patent to develop cleantech energy using proprietary microbiological solution that creates electricity while consuming polluting molecules from wastewater.

On December 22, 2016, the Company, entered in a membership interest transfer agreement with Open Therapeutics, LLC, an Ohio limited liability company (“Open Therapeutics” which was formerly known as Bacterial Robotics LLC and Microbial Robotics, LLC), whereby the Company sold 80% of its membership interest in Pilus which included the patents. Open Therapeutics agreed to terminate and cancel 80% of the unexercised portion of the warrant to purchase 28,917,647 shares (or 23,134,118 warrants) of the Company’s common stock (issued on January 28, 2014). Open Therapeutics will pay 20% of the net profit generated, to the Company from the previous year’s earnings after the initial $75,000 of profit (reflected as a contingent liability on the consolidated balance sheet). The Company further agreed it would vote its 20% membership interest in Pilus Energy in the same manner that Open Therapeutics votes its membership interest on all matters for which a member vote is required. Through September 30, 2017, there has been no activity recorded by Open Therapeutics, LLC with respect to these patents, thus the $75,000 remains contingently owed to them.

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

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

(UNAUDITED)

NOTE 6 – DERIVATIVE LIABILITIES EMBEDDED IN CONVERTIBLE NOTES (CONTINUED)

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

(UNAUDITED)

NOTE 6 – DERIVATIVE LIABILITIES EMBEDDED IN CONVERTIBLE NOTES (CONTINUED)

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

The Company has identified that instruments previously carried as derivative liabilities were deemed to be such on the basis of embedded features containing down round provisions, resulting in the strike price being reduced on the basis of the pricing of future equity offerings. In accordance with the adoption of ASU 2017-11, the Company recorded a gain on derivative liability in the amount of $0 and $271,280 for the three and six months ended September 30, 2017 compared to $154,693 and $593,760 for the same period in the prior year. The Company also recorded a corresponding loss on extinguishment of debt in the amount of $0 and $271,280 for the three and six months ended September 30, 2017 compared to $154,693 and $593,760 for the same period in the prior year. Along with this transaction, the Company recorded a deemed dividend to shareholders in the amount of $0 and $271,280 for the three and six months ended September 30, 2017 compared to $154,693 and $593,760 for the same period in the prior year.

The three instruments affected by this adoption were the May 28, 2015, 7% Convertible Redeemable Note with a principal amount of $104,000 with a maturity date of May 28, 2016 with Union Capital, LLC which contains an anti-ratchet clause; the July 14, 2015, 12% convertible redeemable note with Group 10 Holdings, LLC having a principal amount of $96,000 issued with an original issue discount of $16,000 and the November 7, 2016, 12% convertible redeemable note with Group 10 Holdings, LLC having a principal amount of $45,000 issued with an original issue discount of $7,000. The two Group 10 Holdings, LLC notes contain a most favored nations clause, allowing the note holder to adopt any term of future convertible redeemable notes which would be beneficial to them. All of these instruments have been fully repaid or converted as of October 10, 2017.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2017 AND 2016

(UNAUDITED)

NOTE 7 – NOTES PAYABLE TO INDIVIDUALS AND COMPANIES

Notes payable to individuals and companies consisted of the following as of:

		September 30, 2017
		(Unaudited)	March 31, 2017
Convertible note payable – Union Capital – (May 15)	(a)	$-	$121,800
Convertible note payable - Group 10 - (Jul 15)	(b)	10,780	113,280
Convertible note payable - Group 10 - (Aug 16)	(c)	-	-
Convertible note payable - Group 10 - (Nov 16)	(d)	45,000	45,000
Convertible note payable - Group 10 - (Mar 17)	(e)	-	-
Alternative Strategy Partners PTE Ltd.	(f)	90,000	90,000
ADAR Bays -Dec 2016	(g)	-	67,045
ADAR Bays -Feb 2017	(h)	27,500	27,500
Eagle Equities, LLC - Jan 2017	(i)	18,000	18,000
Eagle Equities, LLC - Mar 2017	(j)	35,000	35,000
Eagle Equities, LLC - Jun 2017	(k)	35,000	-
GS Capital Partners LLC - Apr 2017	(l)	45,000	-
GS Capital Partners LLC - May 2017	(m)	45,000	-
GS Capital Partners LLC - Jun 2017	(n)	80,000	-
ADAR Bays -August 2017	(o)	27,500	-
GS Capital Partners LLC - August 2017	(p)	48,000	-
ADAR Bays -September 2017	(q)	30,000	-
Individuals – June 2015	(r)	20,000	20,000
Individuals – Feb to April 2013	(s)	47,775	48,775
Total notes payable and convertible notes		604,555	586,400
Less - note discounts		(13,095)	(6,482)
Less - current portion of these notes		(591,460)	(579,918)
Total notes payable and convertible notes, net discounts		$-	$-

(a)	Twelve-month $104,000 convertible note, dated May 28, 2015 bearing interest at the rate of 7% per annum, and having a default rate of 24%. The note matured in May 2016. The Company granted noteholder 12,500,000 shares of Company common stock for a commitment fee in consideration of the note. Under the note, the Company entered into default on July 15, 2015 with the delisting from the OTCQB Exchange resulting from failure to timely file the Company’s annual report with the Securities and Exchange Commission (“SEC”) violating Regulation SX, Rule 2-01 as a direct result of the Company not being able to obtain properly audited financial statements. Due to the breach of delisting the outstanding principal due under this note was increased by 50% to $156,000, then increased again another 10% to $171,600. Pursuant to the terms of the Union Note, at any time Union may convert any principal and interest due to it at a 20% discount to the lowest closing bid price of Company common stock for the five trading days prior to the conversion notice. Additionally, the discount will be adjusted on a ratchet basis in the event the Company offers a more favorable discount rate or look-back period to a third party during the term of the Union. As of September 30, 2017, Union retired the entire note for 305,432,752 shares converting $171,600 of principal and $73,250 of interest.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2017 AND 2016

(UNAUDITED)

NOTE 7 – NOTES PAYABLE TO INDIVIDUALS AND COMPANIES (CONTINUED)

(b)	Twelve-month $96,000 convertible note, bearing 20% OID, dated July 14, 2015 bearing interest at the rate of 12% per annum, and having a default rate of 18%. The note matured in May 2016. The Company granted the noteholder 15,000,000 shares of Company common stock for a commitment fee in consideration of the note. Under the note, the Company entered into default on July 15, 2015 with the delisting from the OTCQB Exchange resulting from failure to timely file the Company’s annual report with the Securities and Exchange Commission (“SEC”) violating Regulation SX, Rule 2-01 as a direct result of the Company not being able to obtain properly audited financial statements. Due to the breach of delisting the outstanding principal due under this note was increased by 18% to $113,280. The holder has the right, but not the obligation, to convert all or any portion of the outstanding principal amount, accrued interest and fees due and payable thereon into fully paid and non-assessable shares of common stock of borrower at the conversion price, (the “conversion shares”) which shall mean the lesser of (a) fifty percent (50%) multiplied by the lowest closing price as of the date a notice of conversion is given (which represents a discount rate of fifty percent (50%)) or (b) one half penny ($0.005). If the market capitalization of the borrower is less than one million dollars ($1,000,000) on the day immediately prior to the date of the notice of conversion, then the conversion price shall be twenty-five percent (25%) multiplied by the lowest closing price as of the date a notice of conversion is given (which represents a discount rate of seventy-five percent (75%). Additionally, if the closing price of the borrower’s common stock on the day immediately prior to the date of the notice of conversion is less than $0.001 then the conversion price shall be twenty-five percent (25%) multiplied by the lowest closing price as of the date a notice of conversion is given (which represents a discount rate of seventy-five percent (75%). As of September 30, 2017, this note had accrued interest of $16,501. On December 6, 2016, Group 10 formally notified the Company of the amount of the default penalty being charged under their default penalty clause. This penalty resulted in the amount of $348,000. The current amount as demanded by the note holder was recorded as interest expense. Subsequent to September 30, 2017, Group 10 fully converted the remaining principal and interest on this note.

(c)	Twelve-month $48,000 convertible note, with OID in the amount of $8,000, dated August 3, 2016 bearing interest at the rate of 12% per annum, and having a default rate of 18%. The note matured in May 2016. The Company granted noteholder 8,000,000 shares of Company common stock for a commitment fee in consideration of the note. For the period of October 1, 2016 to December 5, 2016, the Company was not current with its reporting responsibilities under Section 13 of the Exchange Act and failed to timely file, when due, any SEC reports (10K and 10Q’s) was considered an event of default. Following the occurrence and during the continuance of an event of default, the Company agreed to pay to the holder in the amount equal to one thousand dollars ($1,000) per business day commencing the business day following the date of the event of default. The default penalty of $45,000 for the period of 45 days was settled for 10,000,000 common shares of Company stock ($0.0045 per share). This amount was recorded as interest expense. On November 7, 2016, the holder converted $50,160 ($0.00114 per share) into 44,000,000 common shares. The note had a face value of $48,000 with accrued interest of $2,160.

(d)	Twelve-month $45,000 convertible note, with OID in the amount of $7,000, dated November 7, 2016 bearing interest at the rate of 12% per annum, and having a default rate of 18%. The note will mature in November 2017. The Company granted noteholder 8,000,000 shares of Company common stock for a commitment fee in consideration of the note. If any event of default occurs, the outstanding principal shall be increased to one hundred eighteen percent (118%) of the outstanding principal. The holder has the right, but not the obligation, to convert all or any portion of the outstanding principal amount, accrued interest and fees due and payable thereon into fully paid and non-assessable shares of common stock of borrower at the conversion price, (the “conversion shares”) which shall mean the lesser of (a) fifty percent (50%) multiplied by the lowest closing price as of the date a notice of conversion is given (which represents a discount rate of fifty percent (50%)) or (b) three tenths of a penny ($0.003). If the market capitalization of the borrower is less than one million dollars ($1,000,000) on the day immediately prior to the date of the notice of conversion, then the conversion price shall be twenty-five percent (25%) multiplied by the lowest closing price as of the date a notice of conversion is given (which represents a discount rate of seventy-five percent (75%). Additionally, if the closing price of the borrower’s common stock on the day immediately prior to the date of the notice of conversion is less than $0.001 then the conversion price shall be twenty-five percent (25%) multiplied by the lowest closing price as of the date a notice of conversion is given (which represents a discount rate of seventy-five percent (75%). This note may be prepaid in cash by the Company after 180 days until maturity including a prepayment penalty of) one hundred forty-five percent (145%) of the prepayment amount. As of September 30, 2017, accrued interest was $27,457 including a prepayment penalty for which the entire amount was repaid subsequent to September 30, 2017 on October 10, 2017.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

(UNAUDITED)

NOTE 7 – NOTES PAYABLE TO INDIVIDUALS AND COMPANIES (CONTINUED)

(e)	Twelve-month $40,000 convertible note with OID in the amount of $5,000 dated March 31, 2017. As additional consideration for the purchase of the note, the Company shall issue 15,000,000 commitment shares. This note bears 12% interest per annum with a default interest rate of 18%. In the event default occurs, the outstanding principal amount of this debenture shall increase to one hundred eighteen percent (118%) of the outstanding principal amount of this debenture. The holder shall have the right to convert any portion of the outstanding principal amount, accrued interest and fees due and payable thereon into fully paid and non-assessable shares of common stock of borrower at the conversion price, (the “conversion shares”) which shall mean the lesser of (a) sixty percent (50%) multiplied by the lowest closing price during the thirty-five (35) trading days prior to the notice of conversion is given (which represents a discount rate of forty percent (50%)) or (b) two-tenths of a penny ($0.002). If the market capitalization of the borrower is less than 1 million dollars ($1,000,000) or the closing price of the borrower’s common stock is below one-tenth of a penny ($0.001) on the day immediately prior to the date of the notice of conversion, then the conversion price shall be twenty-five percent (25%) multiplied by the lowest closing price during the thirty-five (35) trading days prior to the date a notice of conversion is given (which represents a discount rate of seventy-five percent (75%)). Borrower may prepay in cash the principal amount of this debenture and accrued interest thereon, with a premium payment equal to one hundred forty-five percent (145%) of the prepayment amount. Prepayments after one hundred eighty (180) days but before maturity are subject to the approval of holder. The note was effective as of March 31, 2017 however not funded as of March 31, 2017. Funding occurred April 3, 2017, therefore this amount is not included in the balance of notes payable and there was no accrued interest reflected as of March 31, 2017. On June 26, 2017, the Company settled this note in full for a one-time cash payment in the amount of $59,659. The Company recorded, as interest expense, a prepayment penalty of $18,594 in addition to the repayment of accrued interest of $1,065.

(f)	Three-month $180,000 non-convertible note dated September 23, 2015 bearing and interest rate of 11.50% per annum. The note matured in December 2015. The Company received cash from the note of $90,000 ($75,000 wired directly to the Company and $15,000 wired directly from ASP to compensate a consultant). The balance of this note ($90,000) was to be wired directly to a Japanese based consumer product firm called Eishin, Inc., but there was never any documentation provided to support this $90,000. The Company is in dispute with the noteholder, and has not recorded this liability as of June 30, 2017 or March 31, 2017. If the proper documentation is provided to the Company, they will record the liability at that time. The Company has not received any type of default notice with respect to this $180,000 non-convertible debenture. Additionally, the Company has not received any shares in Eishin Co., Ltd. up to this point. The Company did follow up with Eishin in March 2017, and it was noted that Eishin did not reflect the Company as having this ownership. As a result, the additional $90,000 has not been recognized as outstanding. As of September 30, 2017, this note had accrued interest $20,927 on this note.

(g)	Fifty-eight day $60,950 convertible note dated December 19, 2016, with OID in the amount of $7,950 bearing an interest rate of 12% with a default interest rate of 24%. As additional consideration for the purchase of the note, the Company issued the note holder 5,000,000 common shares as commitment shares recorded at a value of $32,000 ($0.0065 per share). The holder of this note is entitled to convert any amount of the principal face amount of this note then outstanding into shares of the Company’s common stock at a conversion price for each share of Common Stock equal to 80% of the lowest trading price (20% discount) of the common stock of the lowest trading price of the common stock for the twenty trading days immediately preceding the delivery of a notice of conversion. If the note is still outstanding on the 6-month anniversary, then the conversion discount shall be increased from 20% to 35% such that the conversion price will be equal to 65%. On February 15, 2017, the note entered into default for failure to timely pay principal and interest upon maturity. Since this note was not paid at maturity, the outstanding principal due under this note increased by 10% to $67,045. This note is further guaranteed by Seth Shaw, Chief Executive Officer of the Company. Mr. Shaw pledged 37,500,000 shares of his Common Stock as collateral for payment obligation under this note. As of August 8, 2017, the Company fully converted the principal and accrued interest $56,896 for 125,007,653 common shares.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

(UNAUDITED)

NOTE 7 – NOTES PAYABLE TO INDIVIDUALS AND COMPANIES (CONTINUED)

(h)	Twelve-month $27,500 convertible note dated February 8, 2017, with 10% OID in the amount of $2,500 bearing an interest rate of 8% with a default rate of 24%. The holder of this note is entitled to convert any amount of the principal face amount of this note then outstanding into shares of the Company’s common stock at a conversion price for each share of Common Stock equal to 60% of the lowest trading price (40% discount) of the common stock of the lowest trading price of the common stock for the twenty trading days immediately preceding the delivery of a notice of conversion. During the first one hundred eighty (180) days, borrower may prepay the principal amount of this debenture and accrued interest thereon, with a premium, as set forth below (“prepayment premium”), such redemption must be closed and funded within three (3) days. The amount of each prepayment premium shall be as follows: (a) one hundred fifteen percent (115%) for redemptions in the first 30 days after the note issuance; (b) one hundred twenty percent (120%) of the prepayment amount if such prepayment is made at any time from thirty-one (31) days after the issuance date until sixty (60) days after the issuance date; (c) one hundred twenty-five percent (125%) of the prepayment amount if such prepayment is made at any time from sixty-one (61) days after the issuance date until ninety (90) days after the issuance date made; (d) one hundred thirty percent (130%) of the prepayment amount if such prepayment is made at any time from ninety-one (91) days after the issuance date until one hundred twenty (120) days after the issuance date made; and (e) one hundred thirty five percent (135%) of the prepayment amount if such prepayment is made at any time from one hundred twenty (121) days after the issuance date until one hundred fifty (150) days after the issuance (f) one hundred forty percent (140%) of the prepayment amount if such prepayment is made at any time from one hundred twenty (151) days after the issuance date until one hundred eighty (180) days after the issuance date made. This note may not be prepaid after one hundred (180) eighty days. If this Note is not paid at maturity, the outstanding principal due under this Note shall increase by 10%. As of September 30, 2017, this note had accrued interest of $1,410.

(i)	Twelve-month $18,000 convertible note dated January 27, 2017 bearing an interest rate of 8% with a default interest rate of 24%. The holder of this note may convert any amount of the principal face amount of this note then outstanding into shares of the Company’s common stock at a conversion price for each share equal to 75% of the lowest closing bid price as future for the ten (10) prior trading days. As additional consideration for the purchase of the note, the Company issued note holder 3,500,000 shares of restricted common stock valued at $15,750 ($0.0045 per share). During the first one hundred eighty (180) days, borrower may prepay the principal amount of this debenture and accrued interest thereon, with a premium, as set forth below (“prepayment premium”), such redemption must be closed and funded within three (3) days. The amount of each prepayment premium shall be as follows: (a) there will be no payment penalty for redemptions in the first 30 days after the note issuance; (b) one hundred ten percent (110%) of the prepayment amount if such prepayment is made at any time from thirty-one (31) days after the issuance date until sixty (60) days after the issuance date; (c) one hundred fifteen percent (115%) of the prepayment amount if such prepayment is made at any time from sixty-one (61) days after the issuance date until ninety (90) days after the issuance date made; (d) one hundred twenty percent (120%) of the prepayment amount if such prepayment is made at any time from ninety-one (91) days after the issuance date until one hundred twenty (120) days after the issuance date made; and (e) one hundred twenty five percent (125%) of the prepayment amount if such prepayment is made at any time from one hundred twenty (120) days after the issuance date until one hundred eighty (180) days after the issuance date made. This note may not be prepaid after one hundred (180) eighty days. In the event of default whereby the Company shall have its common stock delisted from an exchange the outstanding principal due under this note shall increase by 50%. If this note is not paid at maturity, the outstanding principal due under this note shall increase by 10%. Further, if a breach of Company becoming delinquent in its periodic report filings with the Securities and Exchange Commission occurs or is continuing after the 6 month anniversary of the Note, then the Holder shall be entitled to use the lowest closing bid price during the delinquency period as a base price for the conversion. At September 30, 2017, this note had accrued interest of $971.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

(UNAUDITED)

NOTE 7 – NOTES PAYABLE TO INDIVIDUALS AND COMPANIES (CONTINUED)

(j)	The first of two-twelve-month convertible notes as part of a securities purchase agreement, dated March 20, 2017, to sell one year 8% convertible notes totaling $70,000 ($35,000 each). As additional consideration under this security purchase agreement, the Company issued note holder 16,000,000 shares of restricted common stock valued at $43,200 ($0.0027 per share). Both notes mature on March 20, 2018. On March 22, 2017, the noteholder funded the first note through the direct payment of cash to third parties. The holder of the notes is entitled to convert any amount of the principal face amount of this note then outstanding into shares of the Company’s common stock at a conversion price for each share equal to 75% of the lowest closing bid price for the ten (10) prior trading days. During the first one hundred eighty (180) days, borrower may prepay the principal amount of this debenture and accrued interest thereon, with a premium, as set forth below (“prepayment premium”), such redemption must be closed and funded within three (3) days. The amount of each prepayment premium shall be as follows: (a) there will be no payment penalty for redemptions in the first 30 days after the note issuance; (b) one hundred ten percent (110%) of the prepayment amount if such prepayment is made at any time from thirty-one (31) days after the issuance date until sixty (60) days after the issuance date; (c) one hundred fifteen percent (115%) of the prepayment amount if such prepayment is made at any time from sixty-one (61) days after the issuance date until ninety (90) days after the issuance date made; (d) one hundred twenty percent (120%) of the prepayment amount if such prepayment is made at any time from ninety-one (91) days after the issuance date until one hundred twenty (120) days after the issuance date made; and (e) one hundred twenty five percent (125%) of the prepayment amount if such prepayment is made at any time from one hundred twenty (120) days after the issuance date until one hundred eighty (180) days after the issuance date made. This note may not be prepaid after one hundred (180) eighty days. If this note is not paid at maturity, the outstanding principal due under this note shall increase by 10%. On June 8, 2017, the noteholder advanced funds in the amount of $8,623 in the form of a direct payment to a third party. On June 15, 2017, the Company was advanced $8,000 towards the second note. On June 26, 2017 the note holder fully funded the second note with a payment to the Company in the amount of $16,377. Legal fees in the amount of $2,000 were deducted from the proceeds. At September 30, 2017, this note has accrued interest of $1,488.

(k)	The second of two-twelve-month convertible notes (back-end note) as part of a securities purchase agreement, dated March 20, 2017, to sell one year 8% convertible notes totaling $70,000 ($35,000 each). On June 15, 2017, Eagle Equities advanced the Company $8,000 as part of this back-end note. This back-end convertible note will mature in twelve-months. On June 8, 2017, the noteholder advanced funds in the amount of $8,623 to a third party for administrative services. The holder of the note is entitled to convert any amount of the principal face amount of this note then outstanding into shares of the Company’s common stock at a conversion price for each share equal to 75% of the lowest closing bid price for the ten (10) prior trading days. During the first one hundred eighty (180) days, borrower may prepay the principal amount of this debenture and accrued interest thereon, with a premium, as set forth below (“prepayment premium”), such redemption must be closed and funded within three (3) days. The amount of each prepayment premium shall be as follows: (a) there will be no payment penalty for redemptions in the first 30 days after the note issuance; (b) one hundred ten percent (110%) of the prepayment amount if such prepayment is made at any time from thirty-one (31) days after the issuance date until sixty (60) days after the issuance date; (c) one hundred fifteen percent (115%) of the prepayment amount if such prepayment is made at any time from sixty-one (61) days after the issuance date until ninety (90) days after the issuance date made; (d) one hundred twenty percent (120%) of the prepayment amount if such prepayment is made at any time from ninety-one (91) days after the issuance date until one hundred twenty (120) days after the issuance date made; and (e) one hundred twenty five percent (125%) of the prepayment amount if such prepayment is made at any time from one hundred twenty (120) days after the issuance date until one hundred eighty (180) days after the issuance date made. This note may not be prepaid after one hundred (180) eighty days. If this note is not paid at maturity, the outstanding principal due under this note shall increase by 10%. On June 26, 2017 the note holder fully funded the second note with a payment to the Company in the amount of $16,377. Legal fees in the amount of $2,000 were deducted from the proceeds. As of September 30, 2017 this note had accrued interest in the amount of $84.

(l)	One year 8% $45,000 convertible note dated April 27, 2017. This note was funded May 2, 2017. The GS Note has a maturity date of April 27, 2018. This note has a default interest rate of 24%. If the GS Note is not paid at maturity, the outstanding principal due under the GS Note shall increase by 10%. The holder is entitled to convert any amount of the principal and accrued interest of then outstanding into shares of the Company’s common stock at a price for each share of common stock equal to 70% of the lowest daily volume weighted average price (VWAP) of the common stock for the fifteen (15) prior trading days. In the event the Company experiences a DTC “Chill” on its shares, the conversion price shall be decreased to 60% instead of 70% while that “Chill” is in effect. During the first six months the GS Note is in effect, the Company may redeem the note by paying to the holder an amount as follows: (i) if the redemption is within the first 90 days of the issuance date, then for an amount equal to 120% of the unpaid principal amount of this Note along with any interest that has accrued during that period, (ii) if the redemption is after the 91st day, but less than the 180th day of the issuance date, then for an amount equal to 133% of the unpaid principal amount of the GS Note along with any accrued interest. The GS Note may not be redeemed after 180 days. At September 30, 2017, this note had accrued interest of $1,489.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

(UNAUDITED)

NOTE 7 – NOTES PAYABLE TO INDIVIDUALS AND COMPANIES (CONTINUED)

(m)	On May 30, 2017, GS Capital Partners, LLC funded a one year 8% $45,000 convertible redeemable note in accordance with a securities purchase agreement dated May 30, 2017. As additional consideration under this security purchase agreement, the Company issued note holder 25,000,000 shares of restricted common stock valued at $30,000 ($0.0012 per share). At June 30, 2017, these shares have not been issued and are reflected as a liability to issue common shares. The GS Note has a maturity date of May 30, 2018. This note has a default interest rate of 24%. If the GS Note is not paid at maturity, the outstanding principal due under the GS Note shall increase by 10%. The holder is entitled to convert any amount of the principal and accrued interest of then outstanding into shares of the Company’s common stock at a price for each share of common stock equal to 70% of the lowest daily volume weighted average price (VWAP) of the common stock for the fifteen (15) prior trading days. In the event the Company experiences a DTC “Chill” on its shares, the conversion price shall be decreased to 60% instead of 70% while that “Chill” is in effect. During the first six months the GS Note is in effect, the Company may redeem the note by paying to the holder an amount as follows: (i) if the redemption is within the first 90 days of the issuance date, then for an amount equal to 120% of the unpaid principal amount of this Note along with any interest that has accrued during that period, (ii) if the redemption is after the 91st day, but less than the 180th day of the issuance date, then for an amount equal to 133% of the unpaid principal amount of the GS Note along with any accrued interest. The GS Note may not be redeemed after 180 days. At September 30, 2017, this note has accrued interest of $1,213.

(n)	On June 27, 2017, the Company entered into a one-year 5% convertible note in the amount of $80,000 with GS Capital Partners, LLC. The noteholder is entitled, at its option, at any time after cash payment, to convert any amount of the principal face amount of this note then outstanding into shares of the Company’s common stock at a price equal to $0.00125 per share. Upon an Event of Default, interest shall accrue at a default interest rate of 24% per annum. If this Note is not paid at maturity, the outstanding principal due under this Note shall increase by 10%. Additionally, the Company will issue the noteholder 5,000,000 restricted shares as additional consideration for the purchase of the note as well as 16,000,000 five-year cashless warrants with an exercise price of $0.0035 per share. All the terms set forth, including but not limited to interest rate, prepayment terms, conversion discount or lookback period will be adjusted downward (i.e. for the benefit of the Holder) if the Company offers a more favorable conversion discount (whether via interest, rate OID or otherwise) or lookback period to another party or otherwise grants any more favorable terms to any third party than those contained herein while this note is in effect. During the first six months this Note is in effect, the Company may redeem this note by paying to the holder an amount as follows: (i) if the redemption is within the first 90 days this note is in effect, then for an amount equal to 120% of the unpaid principal amount of this note along with any interest that has accrued during that period, (ii) if the redemption is after the 91st day this note is in effect, but less than the 180th day this note is in effect, then for an amount equal to 133% of the unpaid principal amount of this note along with any accrued interest. This note may not be redeemed after 180 days. This note was funded on June 30, 2017. At September 30, 2017, this note has accrued interest of $1,008.

(o)

On August 31, 2017, the Company entered into a twelve-month $27,500 convertible note dated February 8, 2017, with 10% OID in the amount of $2,500 bearing an interest rate of 8% with a default rate of 24%. Legal fees of $2,000 were deducted from the cash proceeds. The holder of this note is entitled to convert any amount of the principal face amount of this note then outstanding into shares of the Company’s common stock at a conversion price for each share of Common Stock equal to 60% of the lowest trading price (40% discount) of the common stock of the lowest trading price of the common stock for the twenty trading days immediately preceding the delivery of a notice of conversion. If this Note is not paid at maturity, the outstanding principal due under this Note shall increase by 10%. As of September 30, 2017, this note had accrued interest of $181.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

(UNAUDITED)

NOTE 7 – NOTES PAYABLE TO INDIVIDUALS AND COMPANIES (CONTINUED)

(p)	On August 31, 2017, the Company entered into a Securities Purchase Agreement with GS Capital whereby the Company issued two 8% Convertible Redeemable Notes each in the principal amount of $48,000. The first 8% note was funded with gross cash proceeds of $45,600, after the deduction of $2,400 in legal fees. The second 8% note (the “Back-End Note”) was initially paid for by an offsetting promissory note issued by GS Capital to the Company (the “Note Receivable”). The terms of the Back-End Note require cash funding prior to any conversion thereunder. The Note Receivable is due April 30, 2018, unless certain conditions are not met, in which case both the Back-End Note and the Note Receivable may both be cancelled. Both the First Note and the Back-End Note have a maturity date one year from the date of issuance upon which any outstanding principal and interest is due and payable. The amounts cash funded plus accrued interest under both the First Note and the Back-End Note are convertible into to convert into shares of the Company’s common stock at a price for each share of common stock equal to 70% of the lowest daily VWAP of the common stock as reported on the National Quotations Bureau OTC Markets exchange which the Company’s shares are traded or any exchange upon which the common stock may be traded in the future, for the fifteen (15) prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. In the event the Company experiences a DTC “Chill” on its shares, the conversion price shall be decreased to 60% instead of 70% while that “Chill” is in effect. The Back-End Note will not be cash funded and such note, along with the Note Receivable, will be immediately cancelled if the shares do not maintain a minimum trading price during the five days prior to such funding and a certain aggregate dollar trading volume during such period. Upon an event of default, principal and accrued interest will become immediately due and payable under the notes. Additionally, upon an event of default, both notes will accrue interest at a default interest rate of 24% per annum or the highest rate of interest permitted by law. Further, certain events of default may trigger penalty and liquidated damage provisions. During the first six months First Note and the Back-End Note are in effect, the Company may redeem either by paying to GS Capital an amount as follows: (i) if the redemption is within the first 90 days either note is in effect, then for an amount equal to 120% of the unpaid principal amount of either note along with any interest that has accrued during that period, (ii) if the redemption is after the 91st day the either note is in effect, but less than the 180th day, then for an amount equal to 133% of the unpaid principal amount of either note along with any accrued interest. Neither note may be redeemed after 180 days. Additionally, and pursuant to the Purchase Agreement, the Company shall issue to GS Capital 17,000,000 shares of the Company’s common stock. As of the report date the shares were pending issuance. As of September 30, 2017, this first note had accrued interest of $316.

(q)	On September 11, 2017, the Company entered into a Securities Purchase Agreement with Adar Bays, LLC whereby the Company issued to Adar Bays seven 8% Convertible Redeemable Notes each in the principal amount of $30,000, or in the aggregate principal amount of $210,000. The first 8% Convertible Redeemable Note was funded with gross cash proceeds of $28,000, after deduction of $2,000 in legal fees, by September 12, 2017. The remaining six 8% Convertible Redeemable Note (collectively, the “Back-End Notes”) were each initially paid for by a corresponding offsetting promissory note issued by Adar Bays to the Company. The terms of the Back-End Notes require cash funding prior to any conversion thereunder. Upon the request of the Company, the Back-End Notes may be funded at any time from March 11, 2018 until September 11, 2018. The Company may cancel the Back-End Notes and the Note Receivables prior to funding by giving written notice to Adar Bays by February 11, 2018 that the Company does not wish to close on the funding of the Back-End Notes. Each of the First Note, the Back-End Notes and the Notes Receivable has a maturity date of September 11, 2018 upon which any outstanding principal and interest is due and payable. The amounts of cash actually funded plus accrued interest under both the First Note and the Back-End Notes are convertible into to convert into shares of the Company’s common stock at a price for each share of common stock equal to 60% of the lowest daily trading price of the common stock as reported on the National Quotations Bureau OTC Markets exchange which the Company’s shares are traded or any exchange upon which the common stock may be traded in the future, for the twenty (20) prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. In the event the Company experiences a DTC “Chill” on its shares, the conversion price shall be decreased to 50% instead of 60% while that “Chill” is in effect. Upon an event of default, principal and accrued interest will become immediately due and payable under the notes. Additionally, upon an event of default, both notes will accrue interest at a default interest rate of 24% per annum or the highest rate of interest permitted by law. Further, certain events of default may trigger penalty and liquidated damage provisions. During the first six months First Note is outstanding, the Company may redeem the First Note in cash pursuant to the terms of the First Note. The Back-End Notes may not be prepaid. However, in the event the First Note is redeemed prior to its six month anniversary, each of the Back-End Notes and each of the Note Receivables shall be automatically cancelled in their entirety and have no further force or effect. As of September 30, 2017, this first note had accrued interest of $125.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

(UNAUDITED)

NOTE 7 – NOTES PAYABLE TO INDIVIDUALS AND COMPANIES (CONTINUED)

(r)	On June 1, 2015, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with various accredited investors for the sale of certain debentures with aggregate gross proceeds to the Company of $133,000 ($18,000 of which was to a related party). Pursuant to the terms of the agreement, the investors were granted 13,300,000 shares of Company common stock for a commitment fee. These shares were issued on June 15, 2016. Additionally, the Company was required to repay the amounts raised under the Purchase Agreement prior to December 1, 2015 except as described below. The Purchase Agreement provided the Company with the following prepayment options: (i) if prepaid prior to August 31, 2015, the Company must pay each investor the amount invested plus a 10% premium and (ii) if prepaid after August 31, 2015 but prior to December 1, 2015, the Company must pay each investor the amount invested plus a 20% premium. Because the Company did not repay the amounts as described above, on December 1, 2015 the Company had the option to convert all amounts raised under the Purchase Agreements into shares of common stock based on a 20% discount to the Company’s VWAP (as defined in the Purchase Agreement) for the three Trading Days (as defined in the Purchase Agreement) prior to December 1, 2015, which the Company has done. Excluding the 13,300,000 commitment shares, in May 2016 the Company agreed to issue 33,900,000 shares of its common stock, which were issued on June 15, 2016 to settle all obligations under these Purchase Agreements with the exception of one individual note holder in the amount of $20,000, which remains outstanding as of September 30, 2017. Accrued interest on these note as of September 30, 2017 is $4,334.

(s)	Individual notes issued to 6 individuals bearing an interest rate of 8%. These notes were issued from February through April 2013. The notes are convertible into common stock of the Company at $0.025 per share. Accrued interest on these notes as of September 30, 2017 was $18,703. During the six months ended September 30, 2017, the Company paid an individual note holder to retire a note having a principal balance of $1,000 and accrued interest of $340. There were no conversions during the year ended March 31, 2017.

Interest expense for the three and six months ended September 30, 2017 was $28,326 and $130,792 compared to $79,220 and $101,453 for the same period in the prior year. For the six months ended September 30, 2017 interest expense consisted of interest on face value of convertible notes in the amount of $20,606, amortized debt discount of $31,787, commitment shares issued as debt incentive valued at $65,900 and prepayment penalties in the amount of $12,499. Accrued interest at September 30, 2017 and March 31, 2017 was $96,208 and $126,156, respectively.

NOTE 8 – RELATED PARTIES

On June 15, 2017, Seth Shaw, Chief Executive Officer made a personal investment into the Company of $95,000. This investment is structured as an equity private placement of 76,000,000 at $0.00125. The Company will utilize this infusion of working capital for general and administrative purposes. The shares were issued on August 1, 2017.

On June 21, 2017, Seth Shaw, Chief Executive Officer made a personal investment into the Company of $55,000. This investment is structured as an equity private placement of 44,000,000 at $0.00125. The Company will utilize this infusion of working capital for general and administrative purposes. The shares were issued on August 1, 2017.

On October 6, 2017, Seth Shaw, Chief Executive Officer made a personal investment into the Company of $137,500. This investment is structured as an equity private placement of 110,000,000 at $0.00125. The Company will utilize this infusion of working capital for general and administrative purposes.

NOTE 9 – STOCKHOLDERS’ DEFICIT

Common Stock

As of September 30, 2017, the Company is authorized to issue 7,500,000,000 shares of its common stock. As of September 30, 2017, 2,774,132,030 shares of common stock are outstanding.

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

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

(UNAUDITED)

NOTE 9 – STOCKHOLDERS’ DEFICIT (CONTINUED)

Common Stock (Continued)

Fiscal Year 2017 (Continued)

During the year ended March 31, 2017, the Company issued 197,000,000 shares of common stock for services rendered and to be rendered which is reflected in stock-based compensation. Value represents contracts entered into with various consultants, with the grant date fair value amortized over the life of the contracts.

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

Fiscal Year 2018

During the six months ended September 30, 2017, the Company issued 795,461,981 common shares to holders of convertible notes to retire $346,200 in principal and $59,555 of accrued interest (at $0.00035 to $0.0012 per share).

During the six months ended September 30, 2017, the Company issued 10,000,000 common shares to a private investor for a value of $25,000 (at $0.0025 per share).

During the six months ended September 30, 2017, the Company issued 120,000,000 common shares to Seth Shaw, the Company’s Chief Executive Officer for a value of $150,000 ($0.00125 per share).

During the six months ended September 30, 2017, the Company issued 57,750,000 shares of common stock for services rendered and to be rendered which is reflected in stock-based compensation. Value represents contracts entered into with various consultants, with the grant date fair value amortized over the life of the contracts.

During the six months ended September 30, 2017, the Company issued 45,000,000 shares of common stock for commitment shares to note holders at a value of $54,000 ($0.0012 per share).

During the six months ended September 30, 2017, the Company issued 11,000,000 shares of common stock for a legal settlement at a value of $13,200 ($0.0012 per share).

In connection with some of the consulting agreements and board advisory agreements the Company has entered into, as the following clauses are part of the compensation arrangements: a) the consultant will be reimbursed for all reasonable out of pocket expenses, b) to the extent the consultant introduces the Company to any sources of equity or debt arrangements, the Company agrees to pay 8% to 10% in cash and 8% to 10% in common stock of the Company of all cash amounts actually received by the Company and 2% for debt arrangements, and c) the Company, in its sole discretion, may make additional cash payments and/or issue additional shares of common stock to the consultant based upon the consultant’s performance. The Company recognized $294,439 and $503,756 in stock based compensation expense related to these agreements in the three and six months ended September 30, 2017 compared to $161,325 and $305,909 for the same period in the prior year.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

(UNAUDITED)

NOTE 9 – STOCKHOLDERS’ DEFICIT (CONTINUED)

Warrants for Common Stock

The following table summarizes warrant activity for the three months and year ended September 30, 2017 and March 31, 2017:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding at March 31, 2016	77,303,529	$0.0200	3.49 Years	$10,050,000

Granted	37,350,000	0.0100	2.44 Years	-
Expired	-	-
Exercised	-	-
Canceled	(23,134,118)	$(0.0200)		$-

Outstanding at March 31, 2017	91,519,411	$0.0200	3.16 Years	$-

Granted	16,000,000	0.0035	4.99 Years	-
Expired	-	-
Exercised	-	-
Canceled	-	-

Outstanding and exercisable at September 30, 2017	107,519,411	$0.0169	2.97 Years	$-

The warrants were valued utilizing the following assumptions employing the Black-Scholes Pricing Model:

	Period Ended June 30, 2017	Year Ended March 31, 2017
Volatility	108.6%	203%
Risk-free rate	1.24%	0.66%
Dividend	-	-
Expected life of warrants	5.00	2.35

On December 22, 2016, the Company, entered in a membership interest transfer agreement with Open Therapeutics, LLC, an Ohio limited liability company (“Open Therapeutics” formerly Bacterial Robotics LLC and Microbial Robotics, LLC), whereby the Company sold 80% of its membership interest in Pilus which included the patents. Open Therapeutics agreed to terminate and cancel 80% of the unexercised portion of the warrant to purchase 28,917,647 shares (or 23,134,118 warrants) of the Company’s common stock (issued on January 28, 2014). Open Therapeutics will pay 20% of the net profit generated, to the Company from the previous year’s earnings after the initial $75,000 of profit (reflected as a contingent liability on the consolidated balance sheet). The Company further agreed it would vote its 20% membership interest in Pilus Energy in the same manner that Open Therapeutics votes its membership interest on all matters for which a member vote is required. Through September 30, 2017, there has been no activity recorded by Open Therapeutics, LLC with respect to these patents, thus the $75,000 remains contingently owed to them.

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

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

(UNAUDITED)

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

Volatility	220%
Expected dividend rate	-
Expected life of options in years	10
Risk-free rate	1.87%

The following table summarizes option activity for the six months and year ended September 30, 2017 and March 31, 2017:

	Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at March 31, 2016	10,000,000	$0.10	5.85 Years	$—

Granted	—	—
Expired	—	—
Exercised	—	—

Outstanding at March 31, 2017	10,000,000	$0.10	4.85 Years	$—

Granted	—	—
Expired	—	—
Exercised	—	—

Outstanding and exercisable at September 30, 2017	10,000,000	$0.10	4.35 Years	$—

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

Deferred tax assets consist of the following:

	September 30, 2017	March 31, 2017
Net operating losses	$8,020,000	$8,479,000
Valuation allowance	(8,020,000)	(8,479,000)
	$-	$-

At September 30, 2017, the Company had a U.S. net operating loss carryforward in the approximate amount of $21 million available to offset future taxable income through 2037. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods. The Company also has a Canadian carry forward loss which approximates $700,000 and is available to offset future taxable income through 2037. The valuation allowance decreased by $459,000 in the six months ended September 30, 2017 and increased by and $809,000 for the year ended March 31, 2017, respectively.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

(UNAUDITED)

NOTE 10 – PROVISION FOR INCOME TAXES

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and the federal statutory rate for the three months ended September 30, 2017 and 2016 is summarized as follows.

	2017	2016
Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefits	(3.3)	(3.3)
Foreign tax	(0.3)	(0.3)
Valuation allowance	37.6	37.6
	$0%	$0%

NOTE 11 – INVESTMENTS

Available for sale securities

The Company’s investments in Green Innovations, Ltd is included within Current Assets as they are expected to be realized in cash within one year. The investments are recorded at fair valve with unrealized gains and losses, net of applicable taxes, in Other Comprehensive Income. The Company’s investment in Green Innovations, Ltd has a cost of $250,000, unrealized loss of $249,250 and a fair value of $750 at September 30, 2017. At March 31, 2017, the unrealized loss was $249,375 and the fair value was $625.

Equity investments

Honeywood

Effective August 1, 2017, the Company, entered into a Debt Conversion Agreement pursuant to a March 10, 2014 acquisition agreement followed by September 24, 2014 termination agreement (See NOTE 1), whereby the Company agreed to convert the entire principal and accrued but unpaid interest due into a 5% membership interest in Honeywood.

The Company made an assessment for impairment of its investment in Honeywood at the entity level. During the relationship between the Company and Honeywood, Honeywood had a working capital deficiency and had a history of operating losses. In accordance with FASB ASC 320-10-35-28, “Investments—Debt and Equity Securities”, a Company may not record an impairment loss on the investment but shall continue to evaluate whether the investment is impaired (that is, shall estimate the fair value of the investment) in each subsequent reporting period until either of the following occurs: a) the investment experiences a recovery of fair value up to (or beyond) its cost; or b) the entity recognizes an other-than-temporary impairment loss. At the time of the Debt Conversion Agreement the receivable balance of $199,119 had been fully written off by the Company in a prior period. As a result of this Debt Conversion Agreement, the Company deemed the investment to still have no current value. The Company recorded this investment at $0. Thus, no recovery of bad debt and no impairment will be recognized in this period.

NOTE 12 – CURRENT LITIGATION

On November 9, 2017, the Company entered into a Confidential Settlement Agreement and Release (the “Settlement Agreement”) in connection with the case entitled Tauriga Sciences, Inc. v. Cowan, Gunteski & Co., P.A., et al. (collectively, the “Defendants”) pending in the United States District Court of the District of New Jersey, Civil Action No. 3:16-cv-06285 (the “Action”) to resolve all claims between the parties in the Action for aggregate consideration of $2,050,000. Also, as part of the Settlement Agreement, Defendants agreed to release any and all claims against Tauriga. Upon receipt of the Settlement Payment, Tauriga will dismiss the Action with prejudice. The settlement amount is being funded in its entirety by professional liability insurance for the Defendants. Tauriga and the Defendants agreed to exchange general releases of all claims against the other as part of the Settlement Agreement, including any potential derivative actions, and to avoid any future public comments on the Action, unless required by law.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

(UNAUDITED)

NOTE 12 – CURRENT LITIGATION (CONTINUED)

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

On July 14, 2017 the Company agreed to settle under agreed upon terms whereby the Company agrees to pay to the plaintiff the sum of $31,450 in cash plus 11,000,000 shares of common stock (six month restriction) of the Company. Cash payments will be paid as follows: $8,000 due immediately upon signing of this agreement; thereafter, due on or before August 15, 2017 and on or before the 15th of each successive month, for the 7 months, the sum of $3,350 per month. It is agreed that no interest shall accrue provided all payments are made timely. Defendant(s) agrees that upon default of any terms hereof and upon five (5) days written notice to the defendant’s attorney, judgment may be entered by the clerk of this court, for the relief amount sought in the complaint of $48,000, minus any payments made pursuant to this stipulation, plus interest from September 13, 2014, attorney’s fees, costs and disbursements. As of September 30, 2017, the Company has issued the 11,000,000 shares of stock and has paid $21,400 in cash.

NOTE 13 – FAIR VALUE MEASUREMENTS

The following summarizes the company’s financial assets and liabilities that are measured at fair value on a recurring basis at September 30, 2017 and March 31, 2017:

	September 30, 2017 (Unaudited)
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

NOTE 14 – SUBSEQUENT EVENTS

Common Stock Issuances

Subsequent to September 30, 2017, the Company issued 75,000,000 common shares to a consultant under a consulting agreement as well as 247,521,032 shares were issued to convert principal and interest under convertible notes outstanding.

On October 6, 2017, Seth Shaw, Chief Executive Officer made a personal investment into the Company of $137,500. This investment is structured as an equity private placement of 110,000,000 at $0.00125. The Company will utilize this infusion of working capital for general and administrative purposes.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

(UNAUDITED)

NOTE 14 – SUBSEQUENT EVENTS

Convertible Notes

On October 3, 2017, ADAR Bays funded a $27,500 back end convertible note pursuant to an original note dated February 8, 2017, with 10% OID in the amount of $2,500 bearing an interest rate of 8% with a default rate of 24%. The holder of this note is entitled to convert any amount of the principal face amount of this note then outstanding into shares of the Company’s common stock at a conversion price for each share of Common Stock equal to 60% of the lowest trading price (40% discount) of the common stock of the lowest trading price of the common stock for the twenty trading days immediately preceding the delivery of a notice of conversion. During the first one hundred eighty (180) days, borrower may prepay the principal amount of this debenture and accrued interest thereon, with a premium, as set forth below (“prepayment premium”), such redemption must be closed and funded within three (3) days. The amount of each prepayment premium shall be as follows: (a) one hundred fifteen percent (115%) for redemptions in the first 30 days after the note issuance; (b) one hundred twenty percent (120%) of the prepayment amount if such prepayment is made at any time from thirty-one (31) days after the issuance date until sixty (60) days after the issuance date; (c) one hundred twenty-five percent (125%) of the prepayment amount if such prepayment is made at any time from sixty-one (61) days after the issuance date until ninety (90) days after the issuance date made; (d) one hundred thirty percent (130%) of the prepayment amount if such prepayment is made at any time from ninety-one (91) days after the issuance date until one hundred twenty (120) days after the issuance date made; and (e) one hundred thirty five percent (135%) of the prepayment amount if such prepayment is made at any time from one hundred twenty (121) days after the issuance date until one hundred fifty (150) days after the issuance (f) one hundred forty percent (140%) of the prepayment amount if such prepayment is made at any time from one hundred twenty (151) days after the issuance date until one hundred eighty (180) days after the issuance date made. This note may not be prepaid after one hundred (180) eighty days. If this Note is not paid at maturity, the outstanding principal due under this Note shall increase by 10%.

On October 10, 2017, the Company entered into an amendment to a convertible note dated July 14, 2015 with a noteholder, Group 10, pursuant to a note amendment dated May 11, 2017. This amendment waived the right of the holder to convert outstanding principal and interest at 75% discount to the lowest conversion price and prescribed future conversions will now take place at a rate not lower than 55% of the lowest trading price. Subsequent to the agreement, the noteholder, completed a final conversion to fully retire the July 14, 2015 note issuing 121,249,200 shares for the amount of $27,281 of principal and interest ($0.000225 per share).

On October 10, 2017, the Company fully retired a convertible note dated November 7, 2016, with noteholder, Group 10, for a cash payment of $72,458. The note includes principal of $45,000; a 45% prepayment penalty of $22,620, recorded as interest expense in the Company’s condensed consolidated statement of operations for the three months ended September 30, 2017; as well as accrued interest of $4,838. As part of this negotiation the Company agreed to issue 10,000,000 shares of common stock on January 8, 2018 provided that both conditions are met as of the close of the stock market that day; the Company’s common stock closes at or above $0.0004 and the Company is current in all its reporting responsibilities under section 13 of the 1934 Securities Exchange Act.

On October 17, 2017, the Company agreed to settlement terms with former Chief Financial Officer, Ghalia Lahlou, to pay Ms. Lahlou cash consideration in the amount of $7,000 and 15,000,000 common shares as full settlement for all back compensation due. As part of this agreement Ms. Lahlou may assist on a limited basis in the near future with certain administrative functions foregoing further compensation.

On October 17, 2017, the Company entered into a stock purchase agreement with GS Capital whereby the Company issued two 8% Convertible Redeemable Notes each in the principal amount of $105,000. The first 8% note was funded with gross cash proceeds of $100,000, after the deduction of $5,000 in legal fees. The second 8% note (the “Back-End Note”) was initially paid for by an offsetting promissory note issued by GS Capital to the Company (the “Note Receivable”). The terms of the Back-End Note require cash funding prior to any conversion thereunder. The Note Receivable is due June 17, 2018, unless certain conditions are not met, in which case both the Back-End Note and the Note Receivable may both be cancelled. Both the First Note and the Back-End Note have a maturity date one year from the date of issuance upon which any outstanding principal and interest is due and payable. The amounts cash funded plus accrued interest under both the First Note and the Back-End Note are convertible into to convert into shares of the Company’s common stock at a price for each share of common stock equal to 70% of the lowest daily VWAP of the common stock as reported on the National Quotations Bureau OTC Markets exchange which the Company’s shares are traded or any exchange upon which the common stock may be traded in the future, for the fifteen (15) prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. In the event the Company experiences a DTC “Chill” on its shares, the conversion price shall be decreased to 60% instead of 70% while that “Chill” is in effect. Upon an event of default, principal and accrued interest will become immediately due and payable under the notes. Additionally, upon an event of default, both notes will accrue interest at a default interest rate of 24% per annum or the highest rate of interest permitted by law. Further, certain events of default may trigger penalty and liquidated damage provisions. During the first six months First Note and the Back-End Note are in effect, the Company may redeem either by paying to GS Capital an amount as follows: (i) if the redemption is within the first 90 days either note is in effect, then for an amount equal to 120% of the unpaid principal amount of either note along with any interest that has accrued during that period, (ii) if the redemption is after the 91st day the either note is in effect, but less than the 180th day, then for an amount equal to 133% of the unpaid principal amount of either note along with any accrued interest. Neither note may be redeemed after 180 days. Additionally, and pursuant to the Purchase Agreement, the Company shall issue to GS Capital 23,000,000 shares of the Company’s common stock. As of the report date the shares were pending issuance.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

(UNAUDITED)

NOTE 14 – SUBSEQUENT EVENTS (CONTINUED)

Legal Matters

On November 9, 2017, the Company entered into a Confidential Settlement Agreement and Release (the “Settlement Agreement”) in connection with the case entitled Tauriga Sciences, Inc. v. Cowan, Gunteski & Co., P.A., et al. (collectively, the “Defendants”) pending in the United States District Court of the District of New Jersey, Civil Action No. 3:16-cv-06285 (the “Action”) to resolve all claims between the parties in the Action for aggregate consideration of $2,050,000. Also, as part of the Settlement Agreement, Defendants agreed to release any and all claims against Tauriga. Upon receipt of the Settlement Payment, Tauriga will dismiss the Action with prejudice. The settlement amount is being funded in its entirety by professional liability insurance for the Defendants. Tauriga and the Defendants agreed to exchange general releases of all claims against the other as part of the Settlement Agreement, including any potential derivative actions, and to avoid any future public comments on the Action, unless required by law.

Lawsuit with Crystal Research Associates

On October 24, 2017, the Company made the final installment payment under the settlement agreement with Crystal Research Associates, fully satisfying the terms of the settlement agreement.

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

Honeywood

On March 10, 2014, the Company entered into a definitive agreement to acquire California based Honeywood LLC, developer of a topical medicinal cannabis product, that, at the time, sold in numerous dispensaries across the state of California. This definitive agreement was valid for a period of 120 days and Tauriga advanced to Honeywood $217,000 to be applied towards the final closing requisite cash total and incurred $178,000 in legal fees as of March 31, 2014 in connection with the acquisition.

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

Effective August 1, 2017, the Company, entered into a Debt Conversion Agreement, whereby the Company agreed to convert the entire principal and accrued but unpaid interest due into a 5% membership interest in Honeywood.

The Company made an assessment for impairment of its investment in Honeywood at the entity level. During the relationship between the Company and Honeywood, Honeywood had a working capital deficiency and had a history of operating losses. In accordance with FASB ASC 320-10-35-28, “Investments—Debt and Equity Securities”, a Company may not record an impairment loss on the investment but shall continue to evaluate whether the investment is impaired (that is, shall estimate the fair value of the investment) in each subsequent reporting period until either of the following occurs: a) the investment experiences a recovery of fair value up to (or beyond) its cost; or b) the entity recognizes an other-than-temporary impairment loss. At the time of the Debt Conversion Agreement the receivable balance of $199,119 had been fully written off by the Company in a prior period. As a result of this Debt Conversion Agreement, the Company deemed the investment to still have no current value. The Company recorded this investment at $0. Thus, no recovery of bad debt and no impairment will be recognized in this period.

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

On December 22, 2016, the Company, entered in a membership interest transfer agreement with Open Therapeutics, LLC, an Ohio limited liability company (“Open Therapeutics” which was formerly known as Bacterial Robotics LLC and Microbial Robotics, LLC), whereby the Company sold 80% of its membership interest in Pilus which included the patents. Open Therapeutics agreed to terminate and cancel 80% of the unexercised portion of the warrant to purchase 28,917,647 shares (or 23,134,118 warrants) of the Company’s common stock (issued on January 28, 2014). Open Therapeutics will pay 20% of the net profit generated, to the Company from the previous year’s earnings after the initial $75,000 of profit (reflected as a contingent liability on the consolidated balance sheet). The Company further agreed it would vote its 20% membership interest in Pilus Energy in the same manner that Open Therapeutics votes its membership interest on all matters for which a member vote is required. Through September 30, 2017, there has been no activity recorded by Open Therapeutics, LLC with respect to these patents, thus the $75,000 remains contingently owed to them.

ColluMauxil

On November 15, 2016, the Company announced that it would form a new wholly owned subsidiary focused on the development, marketing and distribution of products that target muscle tension. The subsidiary was to be called ColluMauxil Therapeutics LLC (“ColluMauxil”), which is based on the Latin terms for neck relief - “collum” and “auxilium.” The Company has filed for trademarks in association with the business with the United States Patent and Trademark Office. The Company planned to develop, market, distribute and potentially license a broad array of products and technologies that may help individuals who are affected by muscle tension. Due to financial constraints and changing regulations, the Company decided to discontinue this business plan entirely and has allowed all trademarks obtained, in relation to ColluMauxil, to expire.

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

On June 27, 2017, the Company wired $20,000 to Ice + Jam as an advanced payment on initial inventory base of 10,000-15,000 units with completed display cases, setup fees and promotional literature for the contemplated launch as well as marketing and consulting services. The Company has focused its efforts on securing potential distribution channels to the retail marketplace, as well as the improvement of the HERMAN product; inclusive of the label and graphics. The Company plans a late autumn 2017 launch period to capitalize on the potential market demand associated with seasonality.

As of September 30, 2017, none of the units have been completed therefore the Company has recorded the payment as a prepaid asset. The agreement may be extended for an additional 12 months based on mutual agreement. The two companies reserve the right to request amendment of the License Agreement at any point during the effective duration.

RESULTS OF OPERATIONS

Three and six months ended September 30, 2017 compared to the three and six months ended September 30, 2016

Revenue. The Company was currently developing its business and as a result it had not developed a material or consistent pattern of revenue generation and has not generated any revenue since 2015. For the three and six months ended September 30, 2017 and 2016, the Company did not generate any revenue.

General and Administrative Expenses. For the three months ended September 30, 2017, general and administrative expenses were $627,270 compared to $311,265 for the same period in the prior fiscal year. This increase was driven by a higher legal fees and stock based compensation during the three months ended September 30, 2016.

For the six months ended September 30, 2017, general and administrative expenses remained relatively constant at $1,101,159 compared to $1,078,075 for the same period in the prior fiscal year.

Other Income (Expense). For the three months ended September 30, 2017, other expense was $24,976 compared to $79,220 for the same period in the prior fiscal year. The decrease in expense for the three months ended September 30, 2017 was due to lower interest expense as a result of a mix of lower interest rate notes. The Company recorded no gain or loss on derivative liability for the three months ended September 30, 2017 compared to $154,693 for the same period in the prior year. For the three months ended September 30, 2016 the Company also recorded a corresponding loss on extinguishment of debt in the amount of $154,693. The difference was due to the Company’s early adoption of ASU 2017-11, “Earnings Per Share (Topic 260) Distinguishing Liabilities from Equity (Topic 480) Derivatives and Hedging (Topic 815),” (See NOTE 2) whereby the Company is no longer required to record a gain or loss on the embedded conversion feature of certain convertible notes payable.

For the six months ended September 30, 2017, other expense was $130,792 compared to $101,453 for the same period in the prior fiscal year. The increase in expense for the three months ended September 30, 2017 was due to increased interest expense as a result of commitment fees to secure convertible debt. Company recorded a gain on derivative liability in the amount of $271,280 for the six months ended September 30, 2017 compared to $593,760 for the same period in the prior year. The Company also recorded a corresponding loss on extinguishment of debt in the amount of $271,280 for the six months ended September 30, 2017 compared to $593,760 for the same period in the prior year.

Net Loss. For the three months ended September 30, 2017, the Company generated a net loss of $654,471 compared to a loss of $390,485 for the same period in the prior fiscal year. The difference in the three months ended September 30, 2017 was primarily due to higher legal fees and stock based compensation for the three months ended September 30, 2016.

For the six months ended September 30, 2017, the Company generated a net loss of $1,232,961 compared to a loss of $1,186,442 for the same period in the prior fiscal year. The difference in the six months ended September 30, 2017 was primarily due to increased interest expense as a result of commitment fees to secure convertible debt.

Liquidity and Capital Resources

We continue to fund our operations through private placement offerings and other financings.

During the six months ended September 30, 2017, the Company’s sold common shares of stock raising $165,000 (of which $150,000 was to the CEO), and the Company raised $376,100 in proceeds from convertible notes.

At September 30, 2017, the Company had no cash compared to $18 at March 31, 2017.

Cash Flows

Net cash used in operating activities amounted to $499,292 and $392,870 for the six months ended September 30, 2017 and 2016, respectively.

During the six months ended September 30, 2017, we had $500,907 cash provided by financing activities compared to $392,870 provided in the same period in the prior fiscal year, primarily as a result of the issuance of convertible notes net of repayments in the amount of $335,100 offset by $189,000 lower proceeds from the sale of common stock.

We do not believe that our cash on hand at September 30, 2017 will be sufficient to fund our current working capital requirements as we try to develop a new business line. We will continue to seek additional equity financing. However, there is no assurance that we will be successful in our equity private placements or if we are that the terms will be beneficial to our shareholders.

Going Concern Qualifications

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had no revenue and net losses of $1,232,961 for the six months ended September 30, 2017 compared to $1,186,442 for the six months ended September 30, 2016. The Company had an accumulated deficit of $55,588,334 and there are existing uncertain conditions which the Company faces relative to its obtaining financing and capital in the equity markets. The Company intends to continue funding its operations either through cash-on-hand or through financing alternatives. In the event the Company does need to raise additional capital to fund operations or engage in a transaction. These conditions raise substantial doubt about the Company’s ability to continue as a going concern as determined by management. Additionally, even if the Company does raise sufficient capital to support its operating expenses, acquire new license agreements or ownership interests in life science companies and generate adequate revenues, or the agreements entered into recently are unsuccessful, there can be no assurances that the revenues will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

1.	The Company does not have an Audit Committee; and

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of November 10, 2017, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations except as set forth below:

On November 9, 2017, the Company entered into a Confidential Settlement Agreement and Release (the “Settlement Agreement”) in connection with the case entitled Tauriga Sciences, Inc. v. Cowan, Gunteski & Co., P.A., et al. (collectively, the “Defendants”) pending in the United States District Court of the District of New Jersey, Civil Action No. 3:16-cv-06285 (the “Action”) to resolve all claims between the parties in the Action for aggregate consideration of $2,050,000. Also, as part of the Settlement Agreement, Defendants agreed to release any and all claims against Tauriga. Upon receipt of the Settlement Payment, Tauriga will dismiss the Action with prejudice. The settlement amount is being funded in its entirety by professional liability insurance for the Defendants. Tauriga and the Defendants agreed to exchange general releases of all claims against the other as part of the Settlement Agreement, including any potential derivative actions, and to avoid any future public comments on the Action, unless required by law.

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

On July 14, 2017, the Company agreed to settle under agreed upon terms whereby the Company agrees to pay to the plaintiff the sum of $31,450 in cash plus 11,000,000 shares of common stock (six month restriction) of the Company. Cash payments will be paid as follows: $8,000 due immediately upon signing of this agreement; thereafter, due on or before August 15, 2017 and on or before the 15th of each successive month, for the 7 months, the sum of $3,350 per month. It is agreed that no interest shall accrue provided all payments are made timely. Defendant(s) agrees that upon default of any terms hereof and upon five (5) days written notice to the defendant’s attorney, judgment may be entered by the clerk of this court, for the relief amount sought in the complaint of $48,000, minus any payments made pursuant to this stipulation, plus interest from September 13, 2014, attorney’s fees, costs and disbursements. As of September 30, 2017, the Company has issued the 11,000,000 shares of stock and has paid $21,400 in cash.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the six months ended September 30, 2017, the Company issued 795,461,981 common shares to holders of convertible notes to retire $346,200 in principal and $59,554 of accrued interest (at $0.00035 to $0.0012 per share).

During the six months ended September 30, 2017, the Company issued 10,000,000 common shares to a private investor for a value of $25,000 (at $0.0025 per share).

During the six months ended September 30, 2017, the Company issued 120,000,000 common shares to Seth Shaw, the Company’s Chief Executive Officer for a value of $150,000 ($0.00125 per share).

During the six months ended September 30, 2017, the Company issued 57,750,000 shares of common stock for services rendered and to be rendered which is reflected in stock-based compensation. Value represents contracts entered into with various consultants, with the grant date fair value amortized over the life of the contracts.

During the six months ended September 30, 2017, the Company issued 45,000,000 shares of common stock for commitment shares to note holders at a value of $54,000 ($0.0012 per share).

During the six months ended September 30, 2017, the Company issued 11,000,000 shares of common stock for a legal settlement at a value of $13,200 ($0.0012 per share).

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

As of this report date, the Company was in default of one convertible note payable; a $96,000 20% OID convertible debenture with Group 10 Holdings LLC (“Group 10”) dated July 14, 2015, bearing a 12% annual rate of interest. The Group 10 note, as a result of the default, increased the unpaid principal balance by 18% to $113,280 with an interest rate of 18%. All of these instruments have been fully repaid or converted as of October 10, 2017.

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

Also, as of this report date, the Company was in default of an 11.5% debt facility with Alternative Strategy Partners PTE Ltd. (“ASP”) dated September 23, 2015 of a non-convertible note with a balance of $90,000, for the failure to make timely payment as per agreed on December 23, 2015. As a result of the default this note, this note bears an 18% interest rate. The Company has not received any default notices from ASP as of October 20, 2017. Additionally, the Company is currently in negotiations to settle all remaining obligations due to ASP under this $90,000 face value debenture.

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

TAURIGA SCIENCES, INC. (Registrant)

Date: November 13, 2017	By:	/s/ Seth M. Shaw
Seth M. Shaw
Principal Executive Officer

	By:	/s/ Kevin P. Lacey
Kevin P. Lacey
Principal Accounting Officer

