Form 10-Q
period 2017-12-31
TAURIGA SCIENCES, INC.
filed 2018-02-12
CIK 1142790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 000-53723

TAURIGA SCIENCES, INC.

(Exact name of registrant as specified in its charter)

Florida	30-0791746
(State or other jurisdiction of Identification No.)	(I.R.S. Employer or organization)

555 Madison Avenue

5th Floor Suite 506

New York, NY 10022

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

As of February 12, 2018, the registrant had 3,796,135,968 shares of its Common Stock, $0.00001 par value, outstanding.

PART I. FINANCIAL STATEMENTS

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN US$)

	December 31, 2017	March 31, 2017
	(Unaudited)	(Restated)
ASSETS
Current assets:
Cash	$714,799	$18
Due from related party	468	-
Inventory	16,897	-
Investment - trading securities	357,913	625
Prepaid expenses and other current assets	4,520	2,190
Total current assets	1,094,597	2,833

Property and equipment, net	2,750	961

Total assets	$1,097,347	$3,794

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Notes payable to individuals and companies, net of discounts	$308,184	$579,918
Accounts payable	134,843	278,628
Accrued interest	33,826	126,156
Accrued expenses	-	841,499
Liability for common stock to be issued	-	190,000
Total current liabilities	476,853	2,016,201

Other liabilities:
Contingent liability	75,000	75,000
Total other liabilities	551,853	2,091,201

Stockholders’ deficit:
Common stock, par value $0.00001; 7,500,000,000 and 2,500,000,000 shares authorized, 3,786,135,968 and 1,734,920,049 issued and outstanding at December 31, 2017 and March 31, 2017, respectively	37,861	17,349
Additional paid-in capital	54,518,110	52,219,670
Accumulated deficit	(54,018,519)	(54,084,093)
Accumulated other comprehensive loss	8,042	(240,333)
Total stockholders’ equity (deficit)	545,494	(2,087,407)

Total liabilities and stockholders’ equity (deficit)	$1,097,347	$3,794

The accompanying notes are an integral part of the condensed consolidated financial statements.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(IN US$)

(Unaudited)

	For the Three Months ended		For the Nine Months ended
	December 31,		December 31,
	2017	2016	2017	2016
		(Restated)		(Restated)
Revenues	$1,018	$-	$1,018	$-
Cost of goods sold	649	-	649	-

Gross profit	369	-	369	-

Operating expenses
Marketing and advertising	257	-	257	-
Research and development	4,543	106,485	8,543	106,485
General and administrative	519,691	310,008	1,620,850	1,388,083
Depreciation and amortization expense	177	15	537	6,929
Total operating expenses	524,668	416,508	1,630,187	1,501,497

Loss from operations	(524,299)	(416,508)	(1,629,818)	(1,501,497)

Other income (expense)
Interest expense	(116,540)	(486,315)	(247,332)	(587,768)
Gain (loss) on extinguishment of debt	-	150,233	(271,280)	(111,825)
Gain (loss) on derivative liability	-	(150,233)	271,280	111,825
Gain on settlement of debt	532,524	94,516	532,524	94,516
Loss on asset disposal	(783)	-	(783)	-
Loss on trading securities	(371,087)	-	(371,087)	-
Gain on legal settlement	2,050,000	-	2,053,350	-
Total other income (expense)	2,094,114	(391,799)	1,966,672	(493,252)

Net income (loss)	1,569,815	(808,307)	336,854	(1,994,749)

Deemed dividend	-	150,233	(271,280)	(111,825)

Net income (loss) to shareholders	$1,569,815	$(658,074)	$65,574	$(2,106,574)

Other comprehensive income (loss)	$1,569,815	$(808,307)	$336,854	$(1,994,749)
Change in unrealized gain (loss) on available for sale security	-	125	-	(188)
Total other comprehensive loss	-	125	-	(188)

Comprehensive income (loss)	$1,569,815	$(808,182)	$336,854	$(1,994,937)

Income (loss) per share - basic	$0.001	$(0.000)	$0.000	$(0.002)

Weighted average number of shares outstanding - basic and diluted	2,454,451,775	1,476,140,498	2,480,897,693	1,353,863,842

Income (loss) per share - fully diluted	$0.000	$(0.000)	$0.000	$(0.002)

Weighted average number of shares outstanding - fully diluted	3,927,270,595	1,838,443,783	3,356,008,148	1,749,069,908

The accompanying notes are an integral part of the condensed consolidated financial statements.

TAURIGA SCIENCES, INC. AND SUBSDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN US$)

	For the Nine Months ended
	December 31,
	2017	2016
		(RESTATED)
Cash flows from operating activities
Net income (loss)	$336,854	$(1,994,749)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Stock-based compensation	621,510	17,656
Amortization of original issue discount	23,349	13,318
Gain on settlement	(757,441)	-
Depreciation and amortization	537	6,929
Non-cash interest	95,515	-
Amortization of debt discount	6,313	-
Common stock issued for services (including stock to be issued)	-	839,250
Common stock issued for financing	-	223,400
Legal fees deducted from proceeds of notes payable	26,900	-
Change in derivative liability	(271,280)	(111,825)
Loss on extinguishment of debt	271,280	111,825
Gain on conversion of payable	-	(94,516)
Contingent liability	-	75,000
Loss on disposal of fixed assets	783	-
Loss on trading securities	371,087	-
Decrease (increase) in assets
Inventory	(16,897)	-
Prepaid expenses	(2,330)	310
Due from Ice + Jam	(468)	-
Increase (decrease) in liabilities
Accounts payable	(49,776)	(50,264)
Accrued interest	4,254	136,050
Accrued expenses	-	333,313
Cash provided by (used in) operating activities	660,190	(494,303)

Cash flows from investing activities
Purchase of securities held for resale	(480,000)	-
Purchases of property and equipment	(3,109)	(1,081)
Cash (used in) investing activities	(483,109)	(1,081)

Cash flows from financing activities
Bank overdraft	-	(1,272)
Repayment of principal on notes payable	(261,000)	-
Proceeds from the sale of common stock (including to be issued)	299,600	366,000
Proceeds from convertible notes	499,100	131,000
Cash provided by financing activities	537,700	495,728

Foreign currency translation effect	-	-
Net increase in cash	714,781	344

Cash, beginning of period	18	-
Cash, end of period	$714,799	$344

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest Paid	$109,873	$-
Taxes Paid	$-	$-

NON-CASH ITEMS
Conversion of notes payable and accrued interest for common stock	$639,596	$208,360
Shares issued for accrued expense	$74,050	$-
Change in value of investment	$-	$-
Deemed dividend	$271,280	$111,825
Reclassification of derivative liability	$-	$443,527
Recognition of debt discount	$15,656	$-
Related party forgiveness of debt classified to additional paid in capital	$108,760	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2017 AND 2016

(UNAUDITED)

NOTE 1 – BASIS OF OPERATIONS

The unaudited financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The financial statements and notes are presented as permitted on Form 10-Q and do not contain certain information included in the Company’s annual statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the March 31, 2017 Form 10-K filed with the SEC, including the audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts is in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

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

During the quarter ended December 31, 2017, the Company emerged as an operating company with one product that was initially launched during December 2017. The Company is hopeful that its in-licensed cupuaçu butter-based lip balm product (branded as HerMan®) can provide the Company with sustainable revenue at margins that eventually may justify the initial expense and effort. The initial batch of product inventory was produced at a cost level that would not be profitable under any circumstances. The Company believes that this high cost per unit was largely attributable to formulation issues that have since been addressed and resolved, packing issues, fulfillment issues and shipping costs. The Company believes that future inventory costs, if there is sufficient demand additional inventory, will be substantially lower than the first batch on a per unit basis. The Company also recently formed a subsidiary focused on acquiring and commercializing potential intellectual property pertaining to blockchain technology and related technologies. The Company is exercising caution and performing due diligence to ensure that any potential opportunities in this area are appropriately evaluated. Moving forward, the Company's prime interest remains in consummating at least one meaningful acquisition during the 2018 calendar year. The Company might utilize available cash, equity or a mixture of both to consummate any such transaction.

The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding, success in developing and marketing its products and the level of competition. These risks and others are described in greater detail in the risk factors set forth in our annual report on 10-K for the year ended March 31, 2017, as supplemented by the risk factors set forth in Item 1A of Part II of this Form 10-Q.

Honeywood

On March 10, 2014, the Company entered into a definitive agreement to acquire California-based Honeywood LLC (“Honeywood”), developer of a topical medicinal cannabis product, that, at the time, sold in numerous dispensaries across the state of California. This definitive agreement was valid for a period of 120 days and the Company advanced to Honeywood $217,000 to be applied towards the final closing requisite cash total and incurred $178,000 in legal fees as of March 31, 2014 in connection with the acquisition.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2017 AND 2016

(UNAUDITED)

NOTE 1 – BASIS OF OPERATIONS (CONTINUED)

On September 24, 2014 (the “Unwinding Date”), the Company, Honeywood and each of Honeywood’s principals entered into a Termination Agreement (the “Termination Agreement”) to unwind the effects of the Merger (the “Unwinding Transaction”). In accordance with the Termination Agreement, Honeywood agreed to repay to the Company substantially all of the advances made by the Company to Honeywood prior to and after the Merger by delivering to the Company on the Unwinding Date a Secured Promissory Note in the principal amount of $170,000 (the “Note”). The Note bore interest at 6% per annum and was repayable in six quarterly installments on the last day of each calendar quarter starting on March 31, 2015 and ending on June 30, 2016. The Note was secured by a blanket security interest in Honeywood’s assets pursuant to a Security Agreement entered into on the Unwinding Date between Honeywood and the Company. Honeywood never made any payments under the Note prior to the Honeywood Conversion Agreement (as defined below). As a result, the Company had fully reserved this amount and it was not reflected as a receivable on its financial statements.

Effective August 1, 2017, the Company entered into a Debt Conversion Agreement, whereby the Company agreed to convert the entire principal and accrued but unpaid interest due into a 5% membership interest in Honeywood (the “Honeywood Conversion Agreement”).

The Company made an assessment for impairment of its investment in Honeywood at the entity level. During the relationship between the Company and Honeywood, Honeywood had a working capital deficiency and had a history of operating losses. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 320-10-35-28, “Investments—Debt and Equity Securities”, a Company may not record an impairment loss on the investment but shall continue to evaluate whether the investment is impaired (that is, shall estimate the fair value of the investment) in each subsequent reporting period until either of the following occurs: a) the investment experiences a recovery of fair value up to (or beyond) its cost; or b) the entity recognizes an other-than-temporary impairment loss. At the time of the Honeywood Conversion Agreement, the receivable balance under the Note of $199,119 had been fully written off by the Company in a prior period. As a result of the Honeywood Conversion Agreement, the Company deemed the investment to still have no current value. The Company recorded this investment at $0. Thus, no recovery of bad debt and no impairment will be recognized in this period.

Pilus Energy

On November 25, 2013, the Company executed a definitive merger agreement to acquire Pilus Energy, LLC (“Pilus”), an Ohio limited liability company and a developer of alternative cleantech energy platforms using proprietary microbial solutions that create electricity while consuming polluting molecules from wastewater. On January 28, 2014, the Company completed its acquisition of Pilus. As a condition of the acquisition, Pilus was supposed to get one seat on the board of directors, and the shareholders of Pilus received a warrant to purchase 100,000,000 shares of common stock of the Company, which represented a fair market value of approximately $2,000,000. In addition, the Company paid Open Therapeutics, LLC (f/k/a Bacterial Robotics, LLC and Microbial Robots, LLC) (“Open Therapeutics”), formerly the parent company of Pilus, $50,000 on signing the merger agreement and $50,000 at the time of closing. The only asset Pilus had on its balance sheet at the time of the acquisition was a patent. The Company determined that the value of the acquisition on January 28, 2014 would be equal to the value of cash paid to Pilus plus the value of the 100,000,000 warrants the Company issued to acquire Pilus. Through March 31, 2014, the Company amortized the patent over its estimated useful life, then on March 31, 2014, the Company conducted its annual impairment test and determined that the entire unamortized balance should be impaired as the necessary funding to further develop the patent was not available at that time.

On December 22, 2016, the Company entered in a membership interest transfer agreement with Open Therapeutics whereby the Company sold 80% of its membership interest in Pilus back to Open Therapeutics. Open Therapeutics agreed to terminate and cancel 80% of the unexercised portion of the warrant to purchase 28,917,647 shares (or 23,134,118 warrants) of the Company’s common stock. Open Therapeutics agreed to pay to the Company 20% of the net profit generated Pilus Energy from its previous year’s earnings, if any. The first $75,000 of such payments would be retained by Pilus Energy as additional consideration for the sale, which is reflected as a contingent liability on the Company’s consolidated balance sheet. The Company further agreed it would vote its 20% membership interest in Pilus Energy in the same manner that Open Therapeutics votes its membership interest on all matters for which a member vote is required. Through December 31, 2017, there has been no activity recorded by Open Therapeutics with respect to Pilus Energy, and thus the $75,000 remains contingently owed to them.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2017 AND 2016

(UNAUDITED)

NOTE 1 – BASIS OF OPERATIONS (CONTINUED)

ColluMauxil

On November 15, 2016, the Company announced that it would form a new wholly-owned subsidiary focused on the development, marketing and distribution of products that target muscle tension. The subsidiary was to be called ColluMauxil Therapeutics LLC (“ColluMauxil”), which is based on the Latin terms for neck relief - “collum” and “auxilium.” The Company filed for trademarks in respect of this business with the United States Patent and Trademark Office. The Company planned to develop, market, distribute and potentially license a broad array of products and technologies that would help individuals affected by muscle tension. Due to financial constraints and changing regulations, the Company decided to discontinue this business plan entirely and has allowed all trademarks obtained in relation to ColluMauxil to expire.

Cupuaçu Butter Lip Balm

On December 23, 2016, the Company entered into a non-exclusive, 12-month license agreement (the “License Agreement”) with Cleveland, Ohio based cosmetics products firm Ice + Jam LLC (“Ice + Jam”). Under terms of the License Agreement, the Company will market Ice + Jam’s proprietary cupuaçu butter lip balm, sold under the trademark HerMan® and the two companies will evenly share on a 50/50 basis any profits generated through the Company’s marketing, sales and distribution efforts. The Company will pay the production, marketing and start-up costs for all product it sells to retail customers or distributors. As part of the License Agreement, the Company issued 5,000,000 common shares which had a value of $27,500, based on the closing price of the stock on the day the Company entered into the agreement ($0.005 per share). The cost of the shares will be prorated over the life of the license.

On November 27, 2017, the Company announced a 2-year extension to the existing non-exclusive License Agreement, extending the life of the License Agreement through December 23, 2019. Based on mutual agreement, at that time, the companies reserve the option to extend for an additional 2 years (if exercised at that time, this License Agreement would be extended through December 23, 2021). The two companies reserve the right to request amendment of the License Agreement at any point during the effective duration.

The Company recognized its first sales of the HerMan® product in the three months ended December 31, 2017 in the aggregate amount of $1,018.

Going Concern

In the three months ended December 31, 2017, the Company had two substantial events occur. The Company launched its joint venture product as noted above, resulting in operations that the Company recognized its initial sales orders from and currently maintain inventory that will translate in future product sales. In addition, the Company settled the case entitled Tauriga Sciences, Inc. v. Cowan, Gunteski & Co., P.A., et al. that was ongoing for over one year. As a result of these two events, the Company was able to recognize a net income to common shareholders of $336,854, however, the Company still incurred $1,629,818 in losses from operations compared to $1,501,497 in the nine months ended December 31, 2017 and 2016, respectively. Due to the settlement of the lawsuit, the Company was able to record $2,050,000 in other income in the nine months ended December 31, 2017. With the collection of proceeds from the lawsuit, the Company was able to settle long outstanding payables and pay convertible notes payable, as well as invest in trading securities to leverage its operating business. The result of this activity, was that the Company went from having a working capital deficit of $2,013,368 at March 31, 2017 to having positive working capital of $617,744. The Company believes that there is uncertainty with respect to continuing as a going concern until the operating business can achieve more than nominal sales and profitable operations and sustain cash flow to operate the Company for a period of 12 months. Management’s plans with respect to this include raising capital through equity markets to fund future operations and cultivating new license agreements or acquiring ownership in technology or other operating companies. The Company intends to continue funding its operations either through cash-on-hand or through financing alternatives. In the event the Company does need to raise additional capital to fund operations or engage in a transaction, failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses, acquire new license agreements or ownership interests in life science companies and generate adequate revenues, or the agreements entered into recently are unsuccessful, there can be no assurances that the revenues will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern as determined by management. However, the accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2017 AND 2016

(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Consolidated Financial Statements

The condensed consolidated financial statements include the accounts and activities of Tauriga Sciences, Inc. and its wholly-owned Canadian subsidiary, Tauriga Canada, Inc. and its Blockchain technology investment subsidiary Tauriga IP Acquisition Corp. formed January 4, 2018. All intercompany transactions have been eliminated in consolidation.

Revenue Recognition

As the Company commenced sales of HerMan® as described in Note 1 in the three months ended December 31, 2017, the Management of the Company decided to early adopt the provisions of ASC 606 “Revenue from Contracts with Customers” as of October 1, 2017. Under ASC 606, in order to recognize revenue, the Company is required to identify an approved contract with commitments to preform respective obligations, identify rights of each party in the transaction regarding goods to be transferred, identify the payment terms for the goods transferred, verify that the contract has commercial substance and verify that collection of substantially all consideration is probable. The adoption of ASC 606 did not have an impact on the Company’s operations or cash flows.

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

Foreign Currency Translation

As of the quarter ended June 30, 2012, the Company considers the U.S. dollar to be its functional currency. Prior to March 31, 2012, the Company considered the Canadian dollar to be its functional currency. Assets and liabilities were translated into U.S. dollars at year-end exchange rates. Statement of operations amounts were translated using the average rate during the year. Gains and losses resulting from translating foreign currency financial statements were included in accumulated other comprehensive gain or loss, a separate component of stockholders’ deficit.

Cash Equivalents

For purposes of reporting cash flows, cash equivalents include investment instruments purchased with an original maturity of three months or less. At December 31, 2017, the Company had cash on deposit with a financial institution which exceeded the total FDIC insurance limit of $250,000. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits. The Company has opened an account with another major financial institution and plans to mitigate its cash concentration. The Company had no cash equivalents as of December 31, 2017.

Investment in Trading Securities

Investment in trading securities consist of investments in shares of common stock of companies traded on public markets. These shares are carried on the Company’s balance sheet at fair value based on the closing bids of the shares owned on the last trading day before the balance sheet date of this report. Fluctuations in the underlying bid price of the stocks result in unrealized gains or losses. The Company recognizes these fluctuations in value as other operating income or loss.

Inventory

Inventory consists of finished goods in salable condition and is stated at the lower of cost or market determined by the first-in, first-out method. The inventory consists of packaged, labeled salable inventory. Shipping of product to finished good inventory fulfillment center is also included in the total inventory cost. Shipping of product upon sale for online sales is paid by the customer upon ordering. For wholesale product orders shipping cost is paid by the Company.

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

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2017 AND 2016

(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Intangible Assets

Intangible assets consisted of licensing fees and a patent prior to being impaired which were stated at cost. Licenses were amortized over the life of the agreement and patents were amortized over the remaining life of the patent at the date of acquisition.

Net Income (Loss) Per Common Share

The Company computes per share amounts in accordance with FASB ASC Topic 260 “Earnings per Share” (“EPS”), which requires presentation of basic and diluted EPS. Basic EPS is computed by dividing the income (loss) available to Common Stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of Common Stock and Common Stock equivalents outstanding during the periods; however, potential common shares are excluded for period in which the Company incurs losses, as their effect is anti-dilutive. For the three and nine months ended December 31, 2016 and 2017, basic and fully diluted earnings per share were the same as the Company had a loss in each of these periods.

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

The Company accounts for stock-based compensation awards to non-employees in accordance with ASC 505-50, “Equity-Based Payments to Non-Employees.” Under ASC 505-50, the Company determines the fair value of the warrants or stock-based compensation awards granted on the grant date as either the fair value of the consideration received, or the fair value of the equity instruments issued, whichever is more reliably measurable. Any stock options or warrants issued to non-employees are recorded in expense and an offset to additional paid-in capital in stockholders’ equity (deficit) over the applicable service periods using variable accounting through the vesting dates based on the fair value of the options or warrants at the end of each period.

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

Comprehensive Income (Loss)

The Company accounts for comprehensive income (loss) under ASC 220, “Income Statement – Reporting Comprehensive Income,” which requires entities to report comprehensive income (loss) within a continuous statement of comprehensive income. Comprehensive income (loss) is a more inclusive financial reporting methodology that includes disclosure of information that historically has not been recognized in the calculation of net income (loss).

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

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2017 AND 2016

(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Research and Development

The Company expenses research and development costs as incurred. Research and development costs were $4,543 and $8,543 for the three and nine months ended December 31, 2017, respectively, compared to $106,485 for three and nine months ended December 31, 2016. The Company is continually evaluating products and technologies in the natural wellness space, including its cupuaçu butter lip balm, as well as blockchain and cryptocurrency-related technologies. As the Company investigates and develops relationships in these areas resultant expenses for trademark filings, license agreements, product development and design materials will be expensed as research and development. Some costs will be accumulated for subsidiaries prior to formation of entities.

Fair Value Measurements

ASC 820 “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management for the respective periods. The respective carrying value of certain financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash, investments, short-term notes payable, accounts payable and accrued expenses.

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

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2017 AND 2016

(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Derivative Financial Instruments (Continued)

The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, “Debt—Debt with Conversion and Other Options”), including related EPS guidance (in Topic 260). The amendments in Part II of this Update recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect.

Under current GAAP, an equity-linked financial instrument with a down round feature that otherwise is not required to be classified as a liability under the guidance in Topic 480 is evaluated under the guidance in Topic 815, “Derivatives and Hedging,” to determine whether it meets the definition of a derivative. If it meets that definition, the instrument (or embedded feature) is evaluated to determine whether it is indexed to an entity’s own stock as part of the analysis of whether it qualifies for a scope exception from derivative accounting. Generally, for warrants and conversion options embedded in financial instruments that are deemed to have a debt host (assuming the underlying shares are readily convertible to cash or the contract provides for net settlement such that the embedded conversion option meets the definition of a derivative), the existence of a down round feature results in an instrument not being considered indexed to an entity’s own stock. This results in a reporting entity being required to classify the freestanding financial instrument or the bifurcated conversion option as a liability, which the entity must measure at fair value initially and at each subsequent reporting date.

The amendments in this Update revise the guidance for instruments with down round features in Subtopic 815-40, “Derivatives and Hedging—Contracts in Entity’s Own Equity,” which is considered in determining whether an equity-linked financial instrument qualifies for a scope exception from derivative accounting. An entity still is required to determine whether instruments would be classified in equity under the guidance in Subtopic 815-40 in determining whether they qualify for that scope exception. If they do qualify, freestanding instruments with down round features are no longer classified as liabilities and embedded conversion options with down round features are no longer bifurcated.

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

Those amendments in Part I of this Update are a cost savings relative to current GAAP. This is because, assuming the required criteria for equity classification in Subtopic 815-40 are met, an entity that issued such an instrument no longer measures the instrument at fair value at each reporting period (in the case of warrants) or separately accounts for a bifurcated derivative (in the case of convertible instruments) on the basis of the existence of a down round feature. For convertible instruments with embedded conversion options that have down round features, applying specialized guidance such as the model for contingent beneficial conversion features rather than bifurcating an embedded derivative also reduces cost and complexity. Under that specialized guidance, the issuer recognizes the intrinsic value of the feature only when the feature becomes beneficial instead of bifurcating the conversion option and measuring it at fair value each reporting period.

The amendments in Part II of this Update replace the indefinite deferral of certain guidance in Topic 480 with a scope exception. This has the benefit of improving the readability of the Codification and reducing the complexity associated with navigating the guidance in Topic 480.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2017 AND 2016

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

The Company has identified that instruments previously carried as derivative liabilities were deemed to be such on the basis of embedded features containing down round provisions, resulting in the strike price being reduced on the basis of the pricing of future equity offerings. In accordance with the adoption of ASU 2017-11, the Company recorded a gain on derivative liability in the amount of $0 and $271,280 for the three and nine months ended December 31, 2017 compared to loss of $150,233 and gain of $111,825 for the same period in the prior year. The Company also recorded a corresponding loss on extinguishment of debt in the amount of $0 and $271,280 for the three and nine months ended December 31, 2017 compared to gain of $150,233 and a loss of $111,825 for the same period in the prior year. Along with this transaction, the Company recorded a deemed dividend to shareholders in the amount of $0 and $271,280 for the three and nine months ended December 31, 2017 compared to a deemed dividend recapture of $150,233 and a deemed dividend of $111,825 for the same period in the prior year.

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

As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by ASC 740 and concluded that the tax position of the Company does not meet the more-likely-than-not threshold as of December 31, 2017.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2017 AND 2016

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

In February 2016, FASB issued ASU 2016-02, “Leases (Topic 842).” The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. The new guidance will be effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period and is applied retrospectively. Early adoption is permitted. We are currently in the process of assessing the impact the adoption of this guidance will have on the Company’s condensed consolidated financial statements.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2017 AND 2016

(UNAUDITED)

Recent Accounting Pronouncements (Continued)

In May 2014, August 2015 and May 2016, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” ASU 2015-14, “Revenue from Contracts with Customers, Deferral of the Effective Date,” and ASU 2016-12, “Revenue from Contracts with Customers, Narrow-Scope Improvements and Practical Expedients,” respectively, which implement ASC Topic 606. ASC Topic 606 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance under US GAAP, including industry-specific guidance. It also requires entities to disclose both quantitative and qualitative information that enable financial statements users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amendments in these ASUs are effective for annual periods beginning after December 15, 2017, and interim periods therein. Early adoption is permitted for annual periods beginning after December 15, 2016. These ASUs may be applied retrospectively with a cumulative adjustment to retained earnings in the year of adoption. The Company has early adopted this standard, and there was no effect on the Company’s financial position and results of operations as a result of the implementation.

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

NOTE 3– INVENTORY

Inventory as of December 31, 2017 is as follows:

December 31, 2017
(Unaudited)
Finished goods	$16,897

Less: reserves	(-)

Net	$16,897

NOTE 4– PROPERTY AND EQUIPMENT

The Company’s property and equipment is as follows:

	December 31, 2017	March 31, 2017	Estimated Life
	(Unaudited)
Computers, office furniture and equipment	$59,050	$57,023	3-5 years

Less: accumulated depreciation	(56,301)	(56,062)

Net	$2,750	$961

Depreciation expense for nine months ended December 31, 2017 was $537 compared to $6,929 for the nine months ended December 31, 2016. Included in depreciation expense for the nine months ended December 31, 2017 was $298 which was recorded on computer equipment which was disposed of in this period. The Company recognized a loss on disposal of $783.

NOTE 5 – COMMITMENTS

On December 23, 2016, the Company entered into a non-exclusive, 12-month, license agreement (the “License Agreement”) with Cleveland, Ohio based cosmetics products firm Ice + Jam. Under terms of the License Agreement, the Company will market Ice + Jam’s proprietary cupuaçu butter lip balm sold under the trademark HerMan® and the two companies will share on a 50/50 basis any profits earned through the Company’s marketing, sales and distribution efforts.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2017 AND 2016

(UNAUDITED)

NOTE 5 – COMMITMENTS (CONTINUED)

On November 27, 2017, the Company announced a 2-year extension to the existing non-exclusive License Agreement, extending the life of the License Agreement through December 23, 2019. Based on mutual agreement, at that time, the companies reserve the option to extend for an additional 2 years (if exercised at that time, this License Agreement would be extended through December 23, 2021).

On August 31, 2017, the Company entered into a Securities Purchase Agreement with GS Capital whereby the Company issued two 8% Convertible Redeemable Notes each in the principal amount of $48,000. The first 8% note was funded with gross cash proceeds of $45,600, after the deduction of $2,400 in legal fees. The second 8% note (the “Back-End Note”) was initially paid for by an offsetting promissory note issued by GS Capital to the Company (the “Note Receivable”). The terms of the Back-End Note require cash funding prior to any conversion thereunder. The Note Receivable is due April 30, 2018, unless certain conditions are not met, in which case both the Back-End Note and the Note Receivable may both be cancelled. Both the First Note and the Back-End Note have a maturity date one year from the date of issuance upon which any outstanding principal and interest is due and payable (See NOTE 8). The note receivable and the note payable are not reflected in the Company’s financial statements.

On September 11, 2017, the Company entered into a Securities Purchase Agreement with Adar Bays, LLC whereby the Company issued to Adar Bays seven 8% Convertible Redeemable Notes each in the principal amount of $30,000, or in the aggregate principal amount of $210,000. The first 8% Convertible Redeemable Note was funded with gross cash proceeds of $28,000, after deduction of $2,000 in legal fees, by September 12, 2017. The remaining six 8% Convertible Redeemable Note (collectively, the “Back-End Notes”) were each initially paid for by a corresponding offsetting promissory note issued by Adar Bays to the Company. The terms of the Back-End Notes require cash funding prior to any conversion thereunder. Upon the request of the Company, the Back-End Notes may be funded at any time from March 11, 2018 until September 11, 2018. The Company may cancel the Back-End Notes and the Note Receivables prior to funding by giving written notice to Adar Bays by February 11, 2018 that the Company does not wish to close on the funding of the Back-End Notes. Each of the First Note, the Back-End Notes and the Notes Receivable has a maturity date of September 11, 2018 upon which any outstanding principal and interest is due and payable (See NOTE 8). The notes receivable and the notes payable are not reflected in the Company’s financial statements.

On December 1, 2017, the Company relocated its corporate headquarters from Danbury, Connecticut to New York City, New York. The Company has entered into a 24-month lease at $1,010 per month for the term of the lease. The Company recorded rent expense of $1,010 for the three and nine months ended December 31, 2017 compared to $0 for the same periods in prior years.

Lease obligation for Fiscal Year Ended March 31,
2018	3,030
2019	12,120
2020	8,080

NOTE 6 – INTANGIBLE ASSETS

Patents:

Pilus Energy, LLC

The Company, through the acquisition of Pilus Energy on January 28, 2014, acquired a patent to develop cleantech energy using proprietary microbiological solution that creates electricity while consuming polluting molecules from wastewater.

On December 22, 2016, the Company entered in a membership interest transfer agreement with Open Therapeutics whereby the Company sold 80% of its membership interest in Pilus to Open Therapeutics. Open Therapeutics agreed to terminate and cancel 80% of the unexercised portion of Open Therapeutics agreed to pay to the Company 20% of the net profit generated Pilus Energy from its previous year’s earnings, if any. The first $75,000 of such payments would be retained by Pilus Energy as additional consideration for the sale, which is reflected as a contingent liability on the Company’s consolidated balance sheet. The Company further agreed it would vote its 20% membership interest in Pilus Energy in the same manner that Open Therapeutics votes its membership interest on all matters for which a member vote is required. Through December 31, 2017, there has been no activity recorded by Open Therapeutics with respect to Pilus Energy, and thus the $75,000 remains contingently owed to them.

The Company had fully impaired the value of the patents prior to the sale, and the warrants canceled as a result of this transaction was valueless as there is no intrinsic value to them. The Company recorded no gain or loss. Upon Open Therapeutics achieving profitability with respect to this technology, the Company will be the beneficiary of a profit split as noted in the agreement and will recognize revenue from that in the future.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2017 AND 2016

(UNAUDITED)

NOTE 7 – DERIVATIVE LIABILITIES EMBEDDED IN CONVERTIBLE NOTES

The Company has entered into several financial instruments, which consist of notes payable, containing various conversion features. Generally, the financial instruments are convertible into shares of the Company’s common stock at prices that are either marked to the volume weighted average price of the Company’s intended publicly traded stock or a static price determinative from the financial instrument agreements. These prices may be at a significant discount to market determined by the volume weighted average price once the Company completes its reverse acquisition with the intended publicly traded company. The Company, for all intents and purposes, considers this discount to be fair market value as would be determined in an arm’s length transaction with a willing buyer.

The Company accounts for the fair value of the conversion feature in accordance with ASC 815-15, “Derivatives and Hedging; Embedded Derivatives,” which requires the Company to bifurcate and separately account for the conversion features as an embedded derivative contained in the Company’s convertible debt and original issue discount notes payable. The Company is required to carry the embedded derivative on its balance sheet at fair value and account for any unrealized change in fair value as a component in its results of operations. The Company valued the embedded derivatives using eight steps to determine fair value under ASC 820: (1) Identify the item to be valued and the unit of account; (2) Determine the principal or most advantageous market and the relevant market participants; (3) Select the valuation premise to be used for asset measurements; (4) Consider the risk assumptions applicable to liability measurements; (5) Identify available inputs; (6) Select the appropriate valuation techniques; (7) Make the measurement; (8) Determine amounts to be recognized and information to be disclosed.

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

The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, “Debt—Debt with Conversion and Other Options”), including related EPS guidance (in Topic 260). The amendments in Part II of this Update recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect.

Under current GAAP, an equity-linked financial instrument with a down round feature that otherwise is not required to be classified as a liability under the guidance in Topic 480 is evaluated under the guidance in Topic 815, “Derivatives and Hedging,” to determine whether it meets the definition of a derivative. If it meets that definition, the instrument (or embedded feature) is evaluated to determine whether it is indexed to an entity’s own stock as part of the analysis of whether it qualifies for a scope exception from derivative accounting. Generally, for warrants and conversion options embedded in financial instruments that are deemed to have a debt host (assuming the underlying shares are readily convertible to cash or the contract provides for net settlement such that the embedded conversion option meets the definition of a derivative), the existence of a down round feature results in an instrument not being considered indexed to an entity’s own stock. This results in a reporting entity being required to classify the freestanding financial instrument or the bifurcated conversion option as a liability, which the entity must measure at fair value initially and at each subsequent reporting date.

The amendments in this Update revise the guidance for instruments with down round features in Subtopic 815-40, “Derivatives and Hedging—Contracts in Entity’s Own Equity,” which is considered in determining whether an equity-linked financial instrument qualifies for a scope exception from derivative accounting. An entity still is required to determine whether instruments would be classified in equity under the guidance in Subtopic 815-40 in determining whether they qualify for that scope exception. If they do qualify, freestanding instruments with down round features are no longer classified as liabilities and embedded conversion options with down round features are no longer bifurcated.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2017 AND 2016

(UNAUDITED)

NOTE 7 – DERIVATIVE LIABILITIES EMBEDDED IN CONVERTIBLE NOTES (CONTINUED)

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

Those amendments in Part I of this Update are a cost savings relative to current GAAP. This is because, assuming the required criteria for equity classification in Subtopic 815-40 are met, an entity that issued such an instrument no longer measures the instrument at fair value at each reporting period (in the case of warrants) or separately accounts for a bifurcated derivative (in the case of convertible instruments) on the basis of the existence of a down round feature. For convertible instruments with embedded conversion options that have down round features, applying specialized guidance such as the model for contingent beneficial conversion features rather than bifurcating an embedded derivative also reduces cost and complexity. Under that specialized guidance, the issuer recognizes the intrinsic value of the feature only when the feature becomes beneficial instead of bifurcating the conversion option and measuring it at fair value each reporting period.

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

The Company has identified that instruments previously carried as derivative liabilities were deemed to be such on the basis of embedded features containing down round provisions, resulting in the strike price being reduced on the basis of the pricing of future equity offerings. In accordance with the adoption of ASU 2017-11, the Company recorded a gain on derivative liability in the amount of $0 and $271,280 for the three and nine months ended December 31, 2017 compared to a loss of $150,233 and a gain of $111,825 for the same period in the prior year. The Company also recorded a corresponding loss on extinguishment of debt in the amount of $0 and $271,280 for the three and nine months ended December 31, 2017 compared to a gain of $150,233 and a loss of $111,825 for the same period in the prior year. Along with this transaction, the Company recorded a deemed dividend to shareholders in the amount of $0 and $271,280 for the three and nine months ended December 31, 2017 compared to $150,233 dividend recapture and a dividend of $111,825 for the same period in the prior year.

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

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2017 AND 2016

(UNAUDITED)

NOTE 8 – NOTES PAYABLE AND CONVERTIBLE NOTES

Notes payable and convertible notes consisted of the following as of:

		December 31, 2017
		(Unaudited)	March 31, 2017
Convertible note payable – Union Capital – (May 15)	(a)	$-	$121,800
Convertible note payable - Group 10 - (Jul 15)	(b)	-	113,280
Convertible note payable - Group 10 - (Aug 16)	(c)	-	-
Convertible note payable - Group 10 - (Nov 16)	(d)	-	45,000
Convertible note payable - Group 10 - (Mar 17)	(e)	-	-
Alternative Strategy Partners PTE Ltd.	(f)	90,000	90,000
ADAR Bays -Dec 2016	(g)	-	67,045
ADAR Bays -Feb 2017	(h)	-	27,500
Eagle Equities, LLC - Jan 2017	(i)	-	18,000
Eagle Equities, LLC - Mar 2017	(j)	-	35,000
Eagle Equities, LLC - Jun 2017	(k)	-	-
GS Capital Partners LLC - Apr 2017	(l)	-	-
GS Capital Partners LLC - May 2017	(m)	-	-
GS Capital Partners LLC - Jun 2017	(n)	-	-
ADAR Bays -August 2017	(o)	-	-
GS Capital Partners LLC - August 2017	(p)	48,000	-
ADAR Bays -September 2017	(q)	30,000	-
GS Capital Partners LLC - Oct 2017	(r)	105,000	-
ADAR Bays -October 2017	(s)	27,500	-
Individuals – June 2015	(t)	-	20,000
Individuals – Feb to April 2013	(u)	15,000	48,775
Total notes payable and convertible notes		315,500	586,400
Less - note discounts		(7,316)	(6,482)
Less - current portion of these notes		(308,184)	(579,918)
Total notes payable and convertible notes, net discounts		$-	$-

(a)	Twelve-month $104,000 convertible note, dated May 28, 2015 bearing interest at the rate of 7% per annum, and having a default rate of 24%. The note matured in May 2016. The Company granted the noteholder 12,500,000 shares of Company common stock as a commitment fee in consideration of the note. The Company defaulted on the note on July 15, 2015 with the Company’s delisting from the OTCQB market resulting from failure to timely file the Company’s annual report with the SEC. Due to the breach, the outstanding principal due under this note was increased by 50% to $156,000, then increased again another 10% to $171,600. Pursuant to the terms of the this note, at any time Union Capital (“Union”) was able to convert any principal and interest due to it at a 20% discount to the lowest closing bid price of Company common stock for the five trading days prior to the conversion notice. Additionally, the discount would have been adjusted on a ratchet basis in the event the Company offers a more favorable discount rate or look-back period to a third party during the term of the Union. Under multiple conversions, Union retired the entire note for 305,432,752 shares converting $171,600 of principal and $73,250 of interest.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2017 AND 2016

(UNAUDITED)

NOTE 8 – NOTES PAYABLE AND CONVERTIBLE NOTES (CONTINUED)

(b)	Twelve-month $96,000 convertible note, bearing 20% original issue discount, dated July 14, 2015 bearing interest at the rate of 12% per annum, and having a default rate of 18%. The note matured in May 2016. The Company granted the noteholder 15,000,000 shares of Company common stock as a commitment fee in consideration of the note. The Company defaulted on the note on July 15, 2015 with the Company’s delisting from the OTCQB market resulting from failure to timely file the Company’s annual report with the SEC. Due to the breach, the outstanding principal due under this note was increased by 18% to $113,280. The holder had the right, but not the obligation, to convert all or any portion of the outstanding principal amount, accrued interest and fees due and payable thereon into fully paid and non-assessable shares of common stock of borrower at the conversion price, which was the lesser of (a) 50% multiplied by the lowest closing price as of the date a notice of conversion is given (which represents a discount rate of 50%) or (b) $0.005. If the market capitalization of the Company is less than $1,000,000 on the day immediately prior to the date of the notice of conversion, then the conversion price shall be 25% multiplied by the lowest closing price as of the date a notice of conversion is given (which represents a discount rate of 75%). Additionally, if the closing price of the borrower’s common stock on the day immediately prior to the date of the notice of conversion is less than $0.001 then the conversion price shall be 25% multiplied by the lowest closing price as of the date a notice of conversion is given (which represents a discount rate of 75%). On October 10, 2017, the Company entered into an amendment to a convertible note dated July 14, 2015 with the noteholder, Group 10, pursuant to a note amendment dated May 11, 2017. This amendment waived the right of the holder to convert outstanding principal and interest at 75% discount to the lowest conversion price and prescribed that future conversions would take place at a rate not lower than 55% of the lowest trading price. Subsequent to the agreement, the noteholder completed a final conversion to fully retire this note, with the Company issuing 121,249,200 shares for the amount of $27,281 of principal and interest ($0.000225 per share). On December 6, 2016, Group 10 formally notified the Company of the amount of the default penalty being charged under their default penalty clause. This penalty resulted in the amount of $348,000 being recorded as interest expense. On November 28, 2017, the Company entered into a settlement agreement whereby this penalty was fully satisfied for a one-time cash payment of $60,000 and the issuance of 25,000,000 shares of common stock valued at $15,000 ($0.0006 per share).

(c)	Twelve-month $48,000 convertible note, with original issue discount in the amount of $8,000, dated August 3, 2016 bearing interest at the rate of 12% per annum, and having a default rate of 18%. The note matured in May 2016. The Company granted noteholder 8,000,000 shares of Company common stock for a commitment fee in consideration of the note. For the period of October 1, 2016 to December 5, 2016, the Company was not current with its periodic reporting under Section 13 of the Exchange Act and failed to timely file, when due, any SEC reports, which was considered an event of default. Following the occurrence and during the continuance of an event of default, the Company agreed to pay to the holder in the amount equal to $1,000 per business day commencing the business day following the date of the event of default. The default penalty of $45,000 for the period of 45 days was settled for 10,000,000 common shares of Company stock ($0.0045 per share). This amount was recorded as interest expense. On November 7, 2016, the holder converted $50,160 ($0.00114 per share) into 44,000,000 common shares. Upon conversion the note had a face value of $48,000 with accrued interest of $2,160.

(d)	Twelve-month $45,000 convertible note, with original issue discount in the amount of $7,000, dated November 7, 2016 bearing interest at the rate of 12% per annum and having a default rate of 18%. The note matured in November 2017. The Company granted the noteholder 8,000,000 shares of Company common stock as a commitment fee in consideration of the note. If any event of default occurs, the outstanding principal shall be increased to 118% of the outstanding principal. The holder had the right, but not the obligation, to convert all or any portion of the outstanding principal amount, accrued interest and fees due and payable thereon into fully paid and non-assessable shares of common stock of borrower at the conversion price, which meant the lesser of (a) 50% multiplied by the lowest closing price as of the date a notice of conversion is given (which represented a discount rate of 50%) or (b) $0.003. If the market capitalization of the Company was less than $1,000,000 on the day immediately prior to the date of the notice of conversion, then the conversion price was set at 25% multiplied by the lowest closing price as of the date a notice of conversion is given (which represents a discount rate of 75%). Additionally, if the closing price of the Company’s common stock on the day immediately prior to the date of the notice of conversion was less than $0.001, then the conversion price was 25% multiplied by the lowest closing price as of the date a notice of conversion is given (which represents a discount rate of 75%). This note was allowed to be prepaid in cash by the Company after 180 days until maturity, including a prepayment penalty of 145% of the prepayment amount. On October 10, 2017, the Company fully retired this note for a cash payment of $72,458, including principal of $45,000; a 45% prepayment penalty of $22,620, recorded as interest expense as well as accrued interest of $4,838. As part of this negotiation, the Company agreed to and did issue 10,000,000 shares of common stock on January 8, 2018.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2017 AND 2016

(UNAUDITED)

NOTE 8 – NOTES PAYABLE AND CONVERTIBLE NOTES (CONTINUED)

(e)	Twelve-month $40,000 convertible note with original issue discount in the amount of $5,000 dated March 31, 2017. As additional consideration for the purchase of the note, the Company issued 15,000,000 shares of common stock. This note bore a 12% interest per annum with a default interest rate of 18%. In the event default occurred, the outstanding principal amount of this debenture was to increase to 118% of the outstanding principal amount of this debenture. The holder shall had the right to convert any portion of the outstanding principal amount, accrued interest and fees due and payable thereon into fully paid and non-assessable shares of common stock of borrower at the conversion price, (the “conversion shares”) which meant the lesser of (a) 60% multiplied by the lowest closing price during the 35 trading days prior to the notice of conversion is given (which represents a discount rate of 40%) or (b) $0.002. If the market capitalization of the Company was less than $1,000,000 or the closing price of the Company’s common stock was below $0.001 on the day immediately prior to the date of the notice of conversion, then the conversion price was to be 25% multiplied by the lowest closing price during the 35 trading days prior to the date a notice of conversion is given (which represents a discount rate of 75%). The Company was able to prepay in cash the principal amount of this debenture and accrued interest thereon, with a premium payment equal to 145% of the prepayment amount. Prepayments after 180 days but before maturity were subject to the approval of holder. The note was effective as of March 31, 2017 but was not funded until April 3, 2017; accordingly, this amount is not included in the balance of notes payable and there was no accrued interest reflected as of March 31, 2017. On June 26, 2017, the Company settled this note in full for a one-time cash payment in the amount of $59,659. The Company recorded, as interest expense, a prepayment penalty of $18,594 in addition to the repayment of accrued interest of $1,065.

(f)

Three-month $180,000 non-convertible debenture (“note”) dated September 23, 2015 bearing and interest rate of 11.50% per annum. The note matured in December 2015. The Company received cash of $90,000 ($75,000 wired directly to the Company and $15,000 wired directly from ASP to compensate a consultant). The balance of this note ($90,000) was to be wired directly to a Japanese based consumer product firm called Eishin, Inc., but the holder never provided any documentation evidencing that $90,000 was paid to Eishin. The Company is in dispute with the noteholder, and noteholder and has not recorded this liability as of December 31, 2017 or March 31, 2017. If the proper documentation is provided to the Company, the Company will record the liability at that time. The Company has not received any type of default notice with respect to this $180,000 non-convertible note. Additionally, the Company has not received any shares in Eishin Co., Ltd. up to this point. The Company did follow up with Eishin in March 2017, and it was noted that Eishin did not reflect the Company as having this ownership. As a result, the additional $90,000 has not been recognized as outstanding. As of December 31, 2017, this note had accrued interest of $23,468.

(g)	Fifty-eight-day $60,950 convertible note dated December 19, 2016, with original issue discount in the amount of $7,950 bearing an interest rate of 12% with a default interest rate of 24%. As additional consideration for the purchase of the note, the Company issued the noteholder 5,000,000 common shares as a commitment fee recorded at a value of $32,000 ($0.0065 per share). The holder of this note was entitled to convert any amount of the principal face amount of this note then outstanding into shares of the Company’s common stock at a conversion price for each share of Common Stock equal to 80% of the lowest trading price (representing a 20% discount) of the common stock for the 20 trading days immediately preceding the delivery of a notice of conversion. If the note was outstanding on the 6-month anniversary, then the conversion discount would have increased from 20% to 35% such that the conversion price would be equal to 65%. On February 15, 2017, the Company defaulted on the note for failure to timely pay principal and interest upon maturity. Since this note was not paid at maturity, the outstanding principal due under this note increased by 10% to $67,045. This note was further guaranteed by Seth Shaw, Chief Executive Officer of the Company. Mr. Shaw pledged 37,500,000 shares of his common stock as collateral for payment obligation under this note. As of August 8, 2017, the Company fully converted the principal and accrued interest of $56,896 for 125,007,653 common shares.

(h)	Twelve-month $27,500 convertible note dated February 8, 2017, with 10% original issue discount in the amount of $2,500 with an interest rate of 8% and a default rate of 24%. The holder of this note was entitled to convert any amount of the principal face amount of this note into shares of the Company’s common stock at a conversion price for each share of Common Stock equal to 60% of the lowest trading price (representing a 40% discount) of the common stock of the lowest trading price of the for the twenty trading days immediately preceding the delivery of a notice of conversion. During the first 180 days, the Company may have prepaid the principal amount of this note and accrued interest thereon, with a premium, as set forth below. The amount of each prepayment premium was as follows: (a) 115% for redemptions in the first 30 days after the note issuance; (b) 120% of the prepayment amount if such prepayment is made at any time from 31 days after the issuance date until 60 days after the issuance date; (c) 125% of the prepayment amount if such prepayment is made at any time from 61 days after the issuance date until 90 days after the issuance date made; (d) 130% of the prepayment amount if such prepayment is made at any time from 91 days after the issuance date until 120 days after the issuance date made; (e) 135% of the prepayment amount if such prepayment is made at any time from 120 days after the issuance date until 150 days after the issuance; and (f) 140% of the prepayment amount if such prepayment is made at any time from 120 days after the issuance date until 180 days after the issuance date made. This note was not permitted to be prepaid after 180 days after the issuance date. If this Note was not paid at maturity, the outstanding principal due under this Note would have increased by 10%. Under multiple conversions, the holder converted $27,500 in principal and $2,413 in interest for 78,781,041 shares of common stock.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2017 AND 2016

(UNAUDITED)

NOTE 8 – NOTES PAYABLE AND CONVERTIBLE NOTES (CONTINUED)

(i)	Twelve-month $18,000 convertible note dated January 27, 2017 that bore an interest rate of 8% with a default interest rate of 24%. The holder of this note may have converted any amount of the principal face amount of this note then outstanding into shares of the Company’s common stock at a conversion price for each share equal to 75% of the lowest closing bid price as future for the 10 prior trading days. As additional consideration for the purchase of the note, the Company issued note holder 3,500,000 shares of restricted common stock valued at $15,750 ($0.0045 per share). During the first 180 days, the Company may have prepaid the principal amount of this note and accrued interest thereon, with a premium as follows: (a) there was no prepayment penalty for redemptions in the first 30 days after the note issuance; (b) 110% of the prepayment amount if such prepayment was made at any time from (31 days after the issuance date until 60 days after the issuance date; (c) 115% of the prepayment amount if such prepayment was made at any time from 61 days after the issuance date until 90 days after the issuance date made; (d) 120% of the prepayment amount if such prepayment was made at any time from 91 days after the issuance date until 120 days after the issuance date made; and (e) 125% of the prepayment amount if such prepayment was made at any time from 120 days after the issuance date until 180 days after the issuance date. This note was not able to be prepaid after 180 days after the issuance date. If there had been an event of default whereby the Company’s common stock got delisted from an exchange, the outstanding principal due under this note would have increased by fifty percent (50%). If this note was not paid at maturity, the outstanding principal due under this note would have increased by 10%. Further, if the Company had defaulted on the note by becoming delinquent in its periodic report filings with the SEC and continued after the 6-month anniversary of the Note, then the holder would have been entitled to use the lowest closing bid price during the delinquency period as a base price for the conversion. On November 8, 2017 the noteholder fully converted the $18,000 in principal and $1,140 of interest into 31,900,000 shares of common stock.

(j)	The first of two twelve-month convertible notes as part of a securities purchase agreement, dated March 20, 2017, to sell one year 8% convertible notes totaling $70,000 ($35,000 each). As additional consideration under this security purchase agreement, the Company issued to the noteholder 16,000,000 shares of restricted common stock valued at $43,200 ($0.0027 per share). Both notes mature on March 20, 2018. On March 22, 2017, the noteholder funded the first note through the direct payment of cash to third parties. The holder of the notes was entitled to convert any amount of the principal face amount of this note then outstanding into shares of the Company’s common stock at a conversion price for each share equal to 75% of the lowest closing bid price for the 10 prior trading days. During the first 180 days, the Company was permitted to prepay the principal amount of this note and accrued interest thereon, with a premium as follows: (a) there was no prepayment penalty for redemptions in the first 30 days after the note issuance; (b) 110% of the prepayment amount if such prepayment was made at any time from 31 days after the issuance date until 60 days after the issuance date; (c) 115% of the prepayment amount if such prepayment was made at any time from 61 days after the issuance date until90 days after the issuance date made; (d) 120% of the prepayment amount if such prepayment was made at any time from 91 days after the issuance date until 120 days after the issuance date made; and (e) 125% of the prepayment amount if such prepayment was made at any time after 120 days after the issuance date until 180 days after the issuance date made. This note was not permitted to be prepaid after 180 days after the issuance date. If this note was not paid at maturity, the outstanding principal due under this note would have increased by 10%. On June 8, 2017, the noteholder advanced funds in the amount of $8,623 in the form of a direct payment to a third party. On June 15, 2017, the Company was advanced $8,000 towards the second note. On June 26, 2017, the noteholder fully funded the second note with a payment to the Company in the amount of $16,377. Legal fees in the amount of $2,000 were deducted from the proceeds. On December 7, 2017 the noteholder fully converted the $35,000 in principal and $2,022 of interest into 98,725,920 common shares.

(k)	The second of two twelve-month convertible notes (back-end note) as part of a securities purchase agreement, dated March 20, 2017, to sell one year 8% convertible notes totaling $70,000 ($35,000 each). On June 15, 2017, Eagle Equities advanced the Company $8,000 as part of this back-end note. This back-end convertible note was to mature in twelve-months. On June 8, 2017, the noteholder advanced funds in the amount of $8,623 to a third party for administrative services. The holder of the note was entitled to convert any amount of the principal face amount of this note then outstanding into shares of the Company’s common stock at a conversion price for each share equal to 75% of the lowest closing bid price for the 10 prior trading days. During the first 180 days, the Company was able to be prepay the principal amount of this note and accrued interest thereon, with a premium as follows: (a) there was no prepayment penalty for redemptions in the first 30 days after the note issuance; (b) 110% of the prepayment amount if such prepayment was made at any time from 31 days after the issuance date until 60 days after the issuance date; (c) 115% of the prepayment amount if such prepayment was made at any time from 61 days after the issuance date until 90 after the issuance date made; (d) 120% of the prepayment amount if such prepayment was made at any time from 91 days after the issuance date until 120 days after the issuance date made; and (e) 125% of the prepayment amount if such prepayment was made at any time from 121 days after the issuance date until 180 days after the issuance date made. This note was not able to be prepaid after 180 days. If this note was not paid at maturity, the outstanding principal due under this note would have increased by 10%. On June 26, 2017, the noteholder fully funded the second note with a payment to the Company in the amount of $16,377. Legal fees in the amount of $2,000 were deducted from the proceeds. On December 8, 2017 the Company fully repaid the note principal of $35,000 along with $1,327 of accrued interest and a prepayment penalty of $13,689 which was recorded as interest in the Company’s condensed consolidated financial statements.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2017 AND 2016

(UNAUDITED)

NOTE 8 – NOTES PAYABLE AND CONVERTIBLE NOTES (CONTINUED)

(l)	One year 8% $45,000 convertible note dated April 27, 2017. This note was funded May 2, 2017. This note had a maturity date of April 27, 2018. This note had a default interest rate of 24%. If this note was not paid at maturity, the outstanding principal due under this note would have increased by 10%. The holder was entitled to convert any amount of the principal and accrued interest of then outstanding into shares of the Company’s common stock at a price for each share of common stock equal to 70% of the lowest daily volume weighted average price (“VWAP”) of the common stock for the 15 prior trading days. In the event the Company experienced a DTC “chill” on its shares, the conversion price would have decreased to 60% instead of 70% while that “chill” was in effect. During the first 6 months this note was in effect, the Company was permitted to redeem the note by paying to the holder an amount as follows: (i) if the redemption was within the first 90 days of the issuance date, then for an amount equal to 120% of the unpaid principal amount of this Note along with any interest that has accrued during that period, and (ii) if the redemption was after the 91st day, but less than the 180th day of the issuance date, then for an amount equal to 133% of the unpaid principal amount of this note along with any accrued interest. This note was not redeemable after 180 days. On November 2, 2017 the note principal of $45,000 was fully converted along with $1,815 of accrued interest into 83,597,839 shares of common stock.

(m)	On May 30, 2017, GS Capital Partners, LLC funded a one year 8% $45,000 convertible redeemable note in accordance with a securities purchase agreement dated May 30, 2017. As additional consideration under this security purchase agreement, the Company issued note holder 25,000,000 shares of restricted common stock valued at $30,000 ($0.0012 per share). This note had a maturity date of May 30, 2018. This note had a default interest rate of 24%. If this note was not paid at maturity, the outstanding principal due under this note would have increased by 10%. The holder was entitled to convert any amount of the principal and accrued interest of then outstanding into shares of the Company’s common stock at a price per share equal to 70% of the lowest daily VWAP of the common stock for the 15 prior trading days. In the event the Company experienced a DTC “chill” on its shares, the conversion price would be decreased to 60% instead of 70% while that “chill” is in effect. During the first six months this note was in effect, the Company may have redeemed the note by paying to the holder an amount as follows: (i) if the redemption was within the first 90 days of the issuance date, then for an amount equal to 120% of the unpaid principal amount of this note along with any interest that has accrued during that period, (ii) if the redemption was after the 91st day, but less than the 180th day of the issuance date, then for an amount equal to 133% of the unpaid principal amount of this note along with any accrued interest. This note was not redeemable after 180 days. On November 30, 2017, the Company fully repaid the $45,000 of principal of this note along with accrued interest of $2,407 and a prepayment penalty of $14,258 which was recorded as interest in the Company’s condensed consolidated financial statements.

(n)	On June 27, 2017, the Company entered into a one-year 5% convertible note in the amount of $80,000 with GS Capital Partners, LLC. The noteholder was entitled, at its option, at any time after cash payment, to convert any amount of the principal face amount of this note then outstanding into shares of the Company’s common stock at a price equal to $0.00125 per share. Upon an event of default, interest would accrue at a default interest rate of 24% per annum. If this note was not paid at maturity, the outstanding principal due under this note would have increased by 10%. Additionally, the Company issued the noteholder 5,000,000 shares of restricted common stock, as well as 16,000,000 five-year cashless warrants with an exercise price of $0.0035 per share, as additional consideration for the purchase of the note. All the terms set forth, including but not limited to interest rate, prepayment terms, conversion discount or lookback period would be adjusted downward (i.e. for the benefit of the holder) if the Company offers a more favorable conversion discount (whether via interest, rate, original issue discount or otherwise) or lookback period to another party or otherwise grants any more favorable terms to any third party than those contained herein while this note was in effect. During the first six months this Note was in effect, the Company was able to redeem this note by paying to the holder an amount as follows: (i) if the redemption was within the first 90 days this note was in effect, then for an amount equal to 120% of the unpaid principal amount of this note along with any interest that has accrued during that period; and (ii) if the redemption was after the 91st day this note was in effect, but less than the 180th day this note is in effect, then for an amount equal to 133% of the unpaid principal amount of this note along with any accrued interest. This note was not redeemable after 180 days. This note was funded on June 30, 2017. On December 13, 2017, the Company fully repaid the $80,000 of principal of this note along with accrued interest of $2,016 and a prepayment penalty of $26,148 which was recorded as interest in the Company’s condensed consolidated financial statements.

(o)	On August 31, 2017, the Company entered into a twelve-month $27,500 convertible note dated February 8, 2017, with 10% original issue discount in the amount of $2,500 bearing an interest rate of 8% with a default rate of 24%. Legal fees of $2,000 were deducted from the cash proceeds. The holder of this note was entitled to convert any amount of the principal face amount of this note then outstanding into shares of the Company’s common stock at a conversion price for each share of Common Stock equal to 60% of the lowest trading price (40% discount) of the common stock of the lowest trading price of the common stock for the twenty trading days immediately preceding the delivery of a notice of conversion. If this note was not paid at maturity, the outstanding principal due under this note would have increase by 10%. On December 27, 2017 the note principal of $27,500 was fully converted along with $721 of accrued interest into 94,070,367 shares of common stock.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2017 AND 2016

(UNAUDITED)

NOTE 8 – NOTES PAYABLE AND CONVERTIBLE NOTES (CONTINUED)

(p)	On August 31, 2017, the Company entered into a Securities Purchase Agreement with GS Capital whereby the Company issued two 8% convertible redeemable notes each in the principal amount of $48,000. The first 8% note was funded with gross cash proceeds of $45,600, after the deduction of $2,400 in legal fees. The second 8% note (the “Back-End Note”) was initially paid for by an offsetting promissory note issued by GS Capital to the Company (the “Note Receivable”). The terms of the Back-End Note require cash funding prior to any conversion thereunder. The Note Receivable is due April 30, 2018, unless certain conditions are not met, in which case both the Back-End Note and the Note Receivable may both be cancelled. Both the First Note and the Back-End Note have a maturity date one year from the date of issuance upon which any outstanding principal and interest is due and payable. The amounts cash funded plus accrued interest under both the First Note and the Back-End Note are convertible into shares of the Company’s common stock at a price for each share of common stock equal to 70% of the lowest daily VWAP of the common stock as reported on the National Quotations Bureau OTC Markets market on which the Company’s shares are traded or any exchange upon which the common stock may be traded in the future, for the 15 prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. In the event the Company experiences a DTC “chill” on its shares, the conversion price shall be decreased to 60% instead of 70% while that “chill” is in effect. The Back-End Note will not be cash funded and such note, along with the Note Receivable, will be immediately cancelled if the shares do not maintain a minimum trading price during the five days prior to such funding and a certain aggregate dollar trading volume during such period. Upon an event of default, principal and accrued interest will become immediately due and payable under the notes. Additionally, upon an event of default, both notes will accrue interest at a default interest rate of 24% per annum or the highest rate of interest permitted by law. Further, certain events of default may trigger penalty and liquidated damage provisions. During the first six months First Note and the Back-End Note are in effect, the Company may redeem either note by paying to GS Capital an amount as follows: (i) if the redemption is within the first 90 days either note is in effect, then for an amount equal to 120% of the unpaid principal amount of either note along with any interest that has accrued during that period, and (ii) if the redemption is after the 91st day the either note is in effect, but less than the 180th day, then for an amount equal to 133% of the unpaid principal amount of either note along with any accrued interest. Neither note may be redeemed after 180 days. Additionally, and pursuant to the Purchase Agreement, the Company shall issue to GS Capital 17,000,000 shares of the Company’s common stock. As of the report date the shares were pending issuance. As of December 31, 2017, the first note had accrued interest of $1,284.

(q)	On September 11, 2017, the Company entered into a Securities Purchase Agreement with Adar Bays, LLC whereby the Company issued to Adar Bays seven 8% convertible redeemable notes each in the principal amount of $30,000, or in the aggregate principal amount of $210,000. The first 8% convertible redeemable note (the “First Note”) was funded with gross cash proceeds of $28,000, after deduction of $2,000 in legal fees, by September 12, 2017. The remaining six 8% convertible redeemable notes (collectively, the “Back-End Notes”) were each initially paid for by a corresponding offsetting promissory note issued by Adar Bays to the Company (the “Note Receivables”). The terms of the Back-End Notes require cash funding prior to any conversion thereunder. Upon the request of the Company, the Back-End Notes may be funded at any time from March 11, 2018 until September 11, 2018. The Company may cancel the Back-End Notes and the Note Receivables prior to funding by giving written notice to Adar Bays by February 23, 2018 that the Company does not wish to close on the funding of the Back-End Notes. Each of the First Note, the Back-End Notes and the Notes Receivable has a maturity date of September 11, 2018 upon which any outstanding principal and interest is due and payable. The amounts of cash actually funded plus accrued interest under both the First Note and the Back-End Notes are convertible into shares of the Company’s common stock at a price for each share of common stock equal to 60% of the lowest daily trading price of the common stock as reported on the National Quotations Bureau OTC Markets market which the Company’s shares are traded or any exchange upon which the common stock may be traded in the future, for the 20 prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. In the event the Company experiences a DTC “chill” on its shares, the conversion price shall be decreased to 50% instead of 60% while that “chill” is in effect. Upon an event of default, principal and accrued interest will become immediately due and payable under the notes. Additionally, upon an event of default, both notes will accrue interest at a default interest rate of 24% per annum or the highest rate of interest permitted by law. Further, certain events of default may trigger penalty and liquidated damage provisions. During the first six months First Note is outstanding, the Company may redeem the First Note in cash pursuant to the terms of the First Note. The Back-End Notes may not be prepaid. However, in the event the First Note is redeemed prior to its six-month anniversary, each of the Back-End Notes and each of the Note Receivables shall be automatically cancelled in their entirety and have no further force or effect. As of December 31, 2017, this first note had accrued interest of $730.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2017 AND 2016

(UNAUDITED)

NOTE 8 – NOTES PAYABLE AND CONVERTIBLE NOTES (CONTINUED)

(r)

On October 17, 2017, the Company entered into a stock purchase agreement with GS Capital whereby the Company issued two 8% convertible redeemable notes each in the principal amount of $105,000. The first 8% note was funded with gross cash proceeds of $100,000, after the deduction of $5,000 in legal fees. The second 8% note (the “Back-End Note”) was initially paid for by an offsetting promissory note issued by GS Capital to the Company (the “Note Receivable”). The terms of the Back-End Note require cash funding prior to any conversion thereunder. The Note Receivable is due June 17, 2018, unless certain conditions are not met, in which case both the Back-End Note and the Note Receivable may both be cancelled. Both the First Note and the Back-End Note have a maturity date one year from the date of issuance upon which any outstanding principal and interest is due and payable. The amounts cash funded plus accrued interest under both the First Note and the Back-End Note are convertible into shares of the Company’s common stock at a price per share equal to 70% of the lowest daily VWAP of the common stock as reported on the National Quotations Bureau OTC Markets market on which the Company’s shares are traded or any exchange upon which the common stock may be traded in the future, for the 15 prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. In the event the Company experiences a DTC “chill” on its shares, the conversion price shall be decreased to 60% instead of 70% while that “chill” is in effect. Upon an event of default, principal and accrued interest will become immediately due and payable under the notes. Additionally, upon an event of default, both notes will accrue interest at a default interest rate of 24% per annum or the highest rate of interest permitted by law. Further, certain events of default may trigger penalty and liquidated damage provisions. During the first 6 months that the First Note and the Back-End Note are outstanding, the Company may redeem either by paying to GS Capital an amount as follows: (i) if the redemption is within the first 90 days either note is in effect, then for an amount equal to 120% of the unpaid principal amount of either note along with any interest that has accrued during that period, and (ii) if the redemption is after the 91st day the either note is in effect, but less than the 180th day, then for an amount equal to 133% of the unpaid principal amount of either note along with any accrued interest. Neither note may be redeemed after 180 days. Additionally, and pursuant to the Purchase Agreement, the Company issued to GS Capital 23,000,000 shares of the Company’s common stock valued at $20,700 ($0.0009 per share). At December 31, 2017 the first note had accrued interest of $536 and the Back-End Note had not been funded.

(s)	On October 3, 2017, ADAR Bays funded a $27,500 back end convertible note pursuant to an original note dated February 8, 2017, with 10% original issue discount in the amount of $2,500 bearing an interest rate of 8% with a default rate of 24%. The holder of this note is entitled to convert any amount of the principal face amount of this note then outstanding into shares of the Company’s common stock at a conversion price for each share of Common Stock equal to 60% of the lowest trading price (representing a 40% discount) of the common stock of the lowest trading price of the common stock for the 20 trading days immediately preceding the delivery of a notice of conversion. During the first 180 days, the Company may prepay the principal amount of this note and accrued interest thereon, with a premium as follows: (a) 115% for redemptions in the first 30 days after the note issuance; (b) 120% of the prepayment amount if such prepayment is made at any time from 31 days after the issuance date until 60 days after the issuance date; (c) 125% of the prepayment amount if such prepayment is made at any time from 61 days after the issuance date until 90 days after the issuance date made; (d) 130% of the prepayment amount if such prepayment is made at any time from 91 days after the issuance date until 120 days after the issuance date made; (e) 135% of the prepayment amount if such prepayment is made at any time from 121 days after the issuance date until 150 days after the issuance; and (f) 140% of the prepayment amount if such prepayment is made at any time from 151 days after the issuance date until 180 days after the issuance date. This note may not be prepaid after 180 days. If this note is not paid at maturity, the outstanding principal due under this note will increase by 10%. At December 31, 2017, this note had accrued interest of $1,680.

(t)	On June 1, 2015, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with various accredited investors for the sale of certain debentures with aggregate gross proceeds to the Company of $133,000 ($18,000 of which was to a related party). Pursuant to the terms of the agreement, the investors were granted 13,300,000 shares of Company common stock as a commitment fee. These shares were issued on June 15, 2016. Additionally, the Company was required to repay the amounts raised under the Purchase Agreement prior to December 1, 2015 except as described below. The Purchase Agreement provided the Company with the following prepayment options: (i) if prepaid prior to August 31, 2015, the Company must pay each investor the amount invested plus a 10% premium and (ii) if prepaid after August 31, 2015 but prior to December 1, 2015, the Company must pay each investor the amount invested plus a 20% premium. Because the Company did not repay the amounts as described above, on December 1, 2015, the Company had the option to convert all amounts raised under the Purchase Agreements into shares of common stock based on a 20% discount to the Company’s VWAP for the three trading days prior to December 1, 2015, which the Company has done. Excluding the 13,300,000 commitment shares, in May 2016 the Company agreed to issue 33,900,000 shares of its common stock, which were issued on June 15, 2016, to settle all obligations under the Purchase Agreement with the exception of one individual noteholder holding a note with a $20,000 principal amount. On December 1, 2017, the Company settled the remaining $20,000 in principal and $4,440 of accrued interest for a one-time cash payment of $10,000 and 12,000,000 common shares valued at $6,000 ($0.0005 per share). A gain on settlement of debt in the amount of $8,880 was recognized in the Company’s condensed consolidated financial statements.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2017 AND 2016

(UNAUDITED)

NOTE 8 – NOTES PAYABLE AND CONVERTIBLE NOTES (CONTINUED)

(u)	Individual notes issued to 6 individuals bearing an interest rate of 8%. These notes were issued from February through April 2013. The notes are convertible into common stock of the Company at $0.025 per share. On July 19, 2017, the Company paid an individual note holder to retire a note having a principal balance of $1,000 and accrued interest of $340. During the three months ended December 31, 2017, the company retired four additional notes with individuals having a total principal amount of $32,775 and accrued interest of $13,305 for a cash payment of $5,000 and 73,500,000 shares of common stock valued at $39,450 ($0.00054 per share). A loss on the settlement of debt in the amount of $3,592 was recognized on this transaction in the Company’s condensed consolidated financial statements. There were no conversions during the year ended March 31, 2017. As of December 31, 2017, one note remains to an individual remains unpaid in the amount of $15,000 principal and $6,128 of accrued interest.

Interest expense for the three and nine months ended December 31, 2017 was $116,540 and $247,332 compared to $486,315 and $587,768 for the same period in the prior year. For the nine months ended December 31, 2017 interest expense consisted of interest on face value of convertible notes in the amount of $28,409, amortized debt discount of $29,596, commitment shares issued as debt incentive valued at $97,071, finance charges of $25,608 on charges due to Cowan related to the legal settlement (see NOTE 14) and prepayment penalties in the amount of $66,594. Accrued interest at December 31, 2017 and March 31, 2017 was $33,826 and $126,156, respectively.

NOTE 9 – RELATED PARTIES

On June 15, 2017, Seth Shaw, Chief Executive Officer made a personal investment into the Company of $95,000. This investment is structured as an equity private placement of 76,000,000 shares of Company common stock at $0.00125 per share. The Company used the proceeds for general and administrative purposes. The shares were issued on August 1, 2017.

On June 21, 2017, Seth Shaw, Chief Executive Officer made a personal investment into the Company of $55,000. This investment is structured as an equity private placement of 44,000,000 shares of Company common stock at $0.00125 per share. The Company used the proceeds for general and administrative purposes. The shares were issued on August 1, 2017.

On October 6, 2017, Seth Shaw, Chief Executive Officer made a personal investment into the Company of $137,500. This investment is structured as an equity private placement of 110,000,000 shares of Company common stock at $0.00125 per share. The Company used the proceeds for general and administrative purposes. The shares were issued December 19, 2017.

As a result of the Company’s joint venture with Ice + Jam, a receivable was recorded on the Company’s books representing cash Ice + Jam collected from sales of HerMan® through their website. As of December 31, 2017, the receivable from Ice + Jam was $468.

NOTE 10 –	CONCENTRATION OF RISK

Any customer or vendor representing greater than 10% of the total sales or cost of sales is considered a major customer or major vendor.

The Company had a certain customer whose receipts individually represented 10% or more of the Company’s total fiscal year to date sales. This was one wholesale client whose purchase constituted a very large part of our total sales.

	December 31, 2017	December 31, 2016
Customer A	54%	-

As sales efforts continue we do not expect this customer to be a significant portion of total annual sales.

* Less than 10% of total sales

The Company, through its joint venture with Ice + Jam, has a certain vendor who represents 51.8% of the cost of goods sold cost for the HerMan® product. The HerMan® product formulation and the filling of the plastic tubes housing the product has been outsourced and concentrated in this vendor. If the Company had a disruption with this vendor, it could take time to replace that function. This time risk is offset by the Company’s current inventory on hand and would allow us several months to find a new supplier while inventory on-hand is utilized.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2017 AND 2016

(UNAUDITED)

NOTE 11 – STOCKHOLDERS’ DEFICIT

Common Stock

As of December 31, 2017, the Company is authorized to issue 7,500,000,000 shares of its common stock. As of December 31, 2017, there were 3,786,135,968 shares of common stock are outstanding.

On April 27, 2017, the Company’s Board of Directors (“BOD”) approved an amendment to the Company’s Articles of Incorporation to increase the Company’s authorized common stock from 2,500,000,000 to 7,500,000,000 shares and on June 28, 2017, the Company held a special meeting of the stockholders to approve the amendment. The articles of amendment were filed with the Florida Secretary of State on June 29, 2017.

Fiscal Year 2017

During the year ended March 31, 2017, the Company issued 33,900,000 shares of common stock at a value $135,600 ($0.004 per share) to convert notes payable in the aggregate amount of $113,000 (including a related party note in the amount of $18,000), plus a 20% conversion premium, which was recorded as interest expense in the amount of $22,600.

During the year ended March 31, 2017, the Company issued 104,375,000 shares of common stock ($0.004 per share) for aggregate proceeds of $428,500.

During the year ended March 31, 2017, the Company issued 197,000,000 shares of common stock for services rendered and to be rendered which is reflected in stock-based compensation. Value represents contracts entered into with various consultants, with the grant date fair value amortized over the life of the contracts.

During the year ended March 31, 2017, the Company issued 63,800,000 shares of common stock as commitment fees to noteholders at an aggregate value of $378,550 ($0.0027 to $0.01 per share).

During the year ended March 31, 2017, the Company issued 100,639,501 shares of common stock to convert principal and interest of outstanding notes in the aggregate amount of $118,126 ($0.00114 to $0.0012 per share).

On November 18, 2016, the Company issued 15,384,615 shares of common stock to settle an outstanding payable in the amount of $194,516. The Company recognized a gain on the settlement of this liability in the amount of $94,516, as the shares were valued at $100,000.

Fiscal Year 2018

During the nine months ended December 31, 2017, the Company issued 1,388,687,348 shares of common stock to holders of convertible notes to retire $555,430 in principal and $84,168 of accrued interest (at $0.00035 to $0.0012 per share) under the convertible notes.

During the nine months ended December 31, 2017, the Company issued 141,428,571 shares of common stock to a private investor for an aggregate value of $177,500 (at $0.0013 per share).

During the nine months ended December 31, 2017, the Company issued 120,000,000 shares of common stock to Seth Shaw, the Company’s Chief Executive Officer, for an aggregate value of $150,000 ($0.00125 per share).

During the nine months ended December 31, 2017, the Company issued 144,500,000 shares of common stock for services rendered and to be rendered which is reflected in stock-based compensation. Value represents contracts entered into with various consultants, with the grant date fair value amortized over the life of the contracts.

During the nine months ended December 31, 2017, the Company issued 85,000,000 shares of common stock as commitment fees to noteholders at an aggregate value of $86,600 ($0.001 per share).

During the nine months ended December 31, 2017, the Company issued 106,500,000 shares of common stock for debt and legal settlements at an aggregate value of $74,050 ($0.0007 per share).

During the nine months ended December 31, 2017, the Company issued 65,100,000 shares of common stock to former officers and directors for amounts previously accrued at an aggregate value of $174,000 ($0.0027 per share).

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2017 AND 2016

(UNAUDITED)

NOTE 11 – STOCKHOLDERS’ DEFICIT (CONTINUED)

Common Stock (Continued)

Fiscal Year 2018

In connection with some of the consulting agreements and board advisory agreements the Company has entered into, as the following clauses are part of the compensation arrangements: (a) the consultant will be reimbursed for all reasonable out of pocket expenses and (b) the Company, in its sole discretion, may make additional cash payments and/or issue additional shares of common stock to the consultant based upon the consultant’s performance. The Company recognized $120,865 and $624,621 in stock-based compensation expense related to these agreements in the three and nine months ended December 31, 2017 compared to $228,108 and $534,017 for the same period in the prior year.

Warrants for Common Stock

The following table summarizes warrant activity for the three months and year ended December 31, 2017 and March 31, 2017:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding at March 31, 2016	77,303,529	$0.0200	3.49 Years	$10,050,000

Granted	37,350,000	0.0100	2.44 Years	-
Expired	-	-
Exercised	-	-
Canceled	(23,134,118)	$(0.0200)		$-

Outstanding at March 31, 2017	91,519,411	$0.0200	3.16 Years	$-

Granted	16,000,000	0.0035	4.99 Years	-
Expired	-	-
Exercised	-	-
Canceled	-	-

Outstanding and exercisable at December 31, 2017	107,519,411	$0.0169	2.72 Years	$-

The warrants were valued utilizing the following assumptions employing the Black-Scholes Pricing Model:

	Period Ended December 31, 2017	Year Ended March 31, 2017
Volatility	108.6%	203%
Risk-free rate	1.24%	0.66%
Dividend	-	-
Expected life of warrants	5.00	2.35

On December 22, 2016, the Company entered in a membership interest transfer agreement with Open Therapeutics whereby the Company sold 80% of its membership interest in Pilus to Open Therapeutics. Open Therapeutics agreed to terminate and cancel 80% of the unexercised portion of Open Therapeutics agreed to pay to the Company 20% of the net profit generated Pilus Energy from its previous year’s earnings, if any. The first $75,000 of such payments would be retained by Pilus Energy as additional consideration for the sale, which is reflected as a contingent liability on the Company’s consolidated balance sheet. The Company further agreed it would vote its 20% membership interest in Pilus Energy in the same manner that Open Therapeutics votes its membership interest on all matters for which a member vote is required. Through December 31, 2017, there has been no activity recorded by Open Therapeutics with respect to Pilus Energy, and thus the $75,000 remains contingently owed to them.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2017 AND 2016

(UNAUDITED)

NOTE 11 – STOCKHOLDERS’ DEFICIT (CONTINUED)

Warrants for Common Stock

During the year ended March 31, 2017, the Company entered into stock purchase agreements with 20 accredited investors, subsequently issuing 93,375,000 shares of common stock. Each investor was issued 1 non-cashless-exercise warrant with a term of 36 months for every 2.5 shares of stock purchased. The strike price of these warrants is 1 cent per share. The total warrants of 37,350,000 are classified as additional paid in capital. The warrants are classified as equity as they contain no provisions that would enable liability classification.

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

Volatility	220%
Expected dividend rate	-
Expected life of options in years	10
Risk-free rate	1.87%

The following table summarizes option activity for the nine months and year ended December 31, 2017 and March 31, 2017:

	Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at March 31, 2016	10,000,000	$0.10	5.85 Years	$—

Granted	—	—
Expired	—	—
Exercised	—	—

Outstanding at March 31, 2017	10,000,000	$0.10	4.85 Years	$—

Granted	—	—
Expired	—	—
Exercised	—	—

Outstanding and exercisable at December 31, 2017	10,000,000	$0.10	4.10 Years	$—

NOTE 12 – PROVISION FOR INCOME TAXES

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

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2017 AND 2016

(UNAUDITED)

NOTE 12 – PROVISION FOR INCOME TAXES

Deferred tax assets consist of the following:

	December 31, 2017	March 31, 2017
Net operating losses	$7,260,000	$8,479,000
Valuation allowance	(7,260,000)	(8,479,000)
	$-	$-

At December 31, 2017, the Company had a U.S. net operating loss carryforward in the approximate amount of $20 million available to offset future taxable income through 2037. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods. The Company also has a Canadian carry forward loss which approximates $700,000. The valuation allowance decreased by $1,219,000 in the nine months ended December 31, 2017 and increased by and $809,000 for the year ended March 31, 2017, respectively.

On December 22, 2017, Public Law 115-97, informally referred to as the Tax Cuts and Jobs Act (“the TCJA”) was enacted into law. The TCJA provides for significant changes to the U.S. Internal Revenue Code of 1986, as amended, that impact corporate taxation requirements. Effective January 1, 2018, the federal tax rate for corporations was reduced from 35% to 21% for US taxable income and requires one-time re-measurement of deferred taxes to reflect their value at a lower tax rate of 21%. Also, mandatory repatriation of untaxed foreign earnings and profits will be taxed at 15.5% to the extent the underlying assets are liquid and 8% on the remaining balance. There are other provisions to the TCJA, such as conversion of a worldwide system to a territorial system, limitations on interest expense and domestic production deductions, which will be effective in fiscal 2019. The Company anticipates its effective tax rate to be 28% to 30%, excluding the one-time impact of the TCJA for fiscal 2018 primarily due to the reduction in the federal tax rate. The Company’s actual effective tax rate for fiscal 2018 may differ from management’s estimate due to changes in interpretations and assumptions. Due to the timing of enactment and complexity of the TCJA, the Company is unable to estimate a reasonable range of the one-time impact associated with mandatory repatriation, re-measurement of deferred taxes and other provisions of the TCJA.

NOTE 13 – INVESTMENTS

Trading securities

The Company’s investments in Green Innovations, Ltd. is included within Current Assets as they are expected to be realized in cash within one year. The investments are recorded at fair valve with unrealized gains and losses, reflected in other operating income. The Company’s investment in Green Innovations, Ltd. has a cost of $250,000, unrealized loss of $249,000 and a fair value of $1,000 at December 31, 2017. At March 31, 2017, the unrealized loss was $249,375 and the fair value was $625.

On December 11, 2017 the Company invested $480,000 in the common stock of VistaGen Therapeutics, Inc. (“VTGN”). The Company purchased 320,000 common shares along with 320,000 five-year warrants with a strike price of $1.50. The investment in the common shares is recorded at fair valve with unrealized gains and losses, reflected in other operating income. The Company’s investment in VTGN has a cost of $480,000, unrealized loss of $123,712 and a fair value of $356,288 at December 31, 2017.

Equity investments

Honeywood

Effective August 1, 2017, the Company entered into a Debt Conversion Agreement in respect to a secured promissory note issued following the unwinding of the Honeywood acquisition (See NOTE 1), whereby the Company agreed to convert the entire principal and accrued but unpaid interest due under the note into a 5% membership interest in Honeywood.

The Company made an assessment for impairment of its investment in Honeywood at the entity level. During the relationship between the Company and Honeywood, Honeywood had a working capital deficiency and had a history of operating losses. In accordance with FASB ASC 320-10-35-28, “Investments—Debt and Equity Securities,” a Company may not record an impairment loss on the investment but shall continue to evaluate whether the investment is impaired (that is, shall estimate the fair value of the investment) in each subsequent reporting period until either of the following occurs: (a) the investment experiences a recovery of fair value up to (or beyond) its cost; or (b) the entity recognizes an other-than-temporary impairment loss. At the time of the Debt Conversion Agreement the receivable balance of $199,119 had been fully written off by the Company in a prior period. As a result of this Debt Conversion Agreement, the Company deemed the investment to still have no current value. The Company recorded this investment at $0. Thus, no recovery of bad debt and no impairment will be recognized in this period.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2017 AND 2016

(UNAUDITED)

NOTE 14 –LITIGATION

On November 9, 2017, the Company entered into a Confidential Settlement Agreement and Release (the “Settlement Agreement”) in connection with the case entitled Tauriga Sciences, Inc. v. Cowan, Gunteski & Co., P.A., et al.) before the United States District Court of the District of New Jersey, Civil Action No. 3:16-cv-06285 (the “Action”) to resolve all claims between the parties in the Action for aggregate consideration to the Company of $2,050,000. Also, as part of the Settlement Agreement, the defendants agreed to release any and all claims against the Company. Upon receipt of the Settlement Payment, the Company dismissed the Action with prejudice. The settlement amount was funded in its entirety by professional liability insurance for the defendants. The Company and the defendants also exchanged general releases of all claims against the other as part of the Settlement Agreement, including any potential derivative actions, and to avoid any future public comments on the Action, unless required by law.

NOTE 15 – FAIR VALUE MEASUREMENTS

The following summarizes the company’s financial assets and liabilities that are measured at fair value on a recurring basis at December 31, 2017 and March 31, 2017:

	December 31, 2017 (Unaudited)
	Level 1	Level 2	Level 3	Total
Assets
Investment-trading securities	$357,913	$—	$—	$357,913

	March 31, 2017
	Level 1	Level 2	Level 3	Total
Assets
Investment-trading securities	$625	$—	$—	$625

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

NOTE 16 – SUBSEQUENT EVENTS

Common Stock Issuances

Subsequent to December 31, 2017, the Company issued 10,000,000 shares of its common stock to a noteholder under a settlement agreement having a value of $11,000 ($0.0011 per share).

Investments

On January 3, 2018, the Company completed the purchase of the first tranche of an investment in the cryptocurrency Groestlcoin in the aggregate amount of $10,000 for 3,805.835 units ($2.63 per unit). The Company intends to make a total investment of $25,000 in Groestlcoin (Crypto Currency Code: GRS).

Formation of Subsidiary

On January 4, 2018, the Company announced that its Board of Directors unanimously approved the formation a wholly-owned subsidiary focused on acquiring interest(s) in patents and other intellectual property pertaining to Blockchain technology. This subsidiary, incorporated in Delaware, was named Tauriga IP Acquisition Corp. The Company has committed to funding the subsidiary with up to $300,000 from its available cash.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations describes the principal factors affecting the results of operations, liquidity and capital resources of the Company and critical accounting estimates. This discussion should be read in conjunction with the accompanying quarterly unaudited Condensed Consolidated Financial Statements contained in this Form 10-Q and our Annual Report on Form 10-K, for the year ended March 31, 2017 (“Annual Report”). Our Annual Report includes additional information about our significant accounting policies, practices and the transactions that underlie our financial results, as well as a detailed discussion of the most significant risks and uncertainties associated with our financial and operating results.

Business Overview

Tauriga Sciences, Inc. (the “Company,” “Tauriga” or “us”), prior to December 12, 2011, was involved in the business of exploiting new technologies for the production of clean energy. The Company was then moving in the direction of a diversified biotechnology company. The mission of the Company is to evaluate potential acquisition candidates operating in the life sciences technology space.

During the quarter ended December 31, 2017, the Company emerged as an operating company with one product that was initially launched during December 2017. The Company is hopeful that its in-licensed cupuaçu butter-based lip balm product (branded as HerMan®) can provide the Company with sustainable revenue at margins that eventually may justify the initial expense and effort. The initial batch of product inventory was produced at a cost level that would not be profitable under any circumstances. The Company believes that this high cost per unit was largely attributable to formulation issues that have since been addressed and resolved, packing issues, fulfillment issues and shipping costs. The Company believes that future inventory costs, if there is sufficient demand additional inventory, will be substantially lower than the first batch on a per unit basis. The Company also recently formed a subsidiary focused on acquiring and commercializing potential intellectual property pertaining to blockchain technology and related technologies. The Company is exercising caution and performing due diligence to ensure that any potential opportunities in this area are appropriately evaluated. Moving forward, the Company's prime interest remains in consummating at least one meaningful acquisition during the 2018 calendar year. The Company might utilize available cash, equity or a mixture of both to consummate any such transaction. Lastly, the Company believes that it has made significant progress in settling balance sheet liabilities, some dating back to 2010 and earlier, paving the way for the Company to be able to better capitalize on future opportunities.

The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding, success in developing and marketing its products and the level of competition. These risks and others are described in greater detail in the risk factors set forth in our annual report on 10-K for the year ended March 31, 2017, as supplemented by the risk factors set forth in Item 1A of Part II of this Form 10-Q.

Honeywood

On March 10, 2014, the Company entered into a definitive agreement to acquire California based Honeywood LLC (“Honeywood”), developer of a topical medicinal cannabis product, that, at the time, sold in numerous dispensaries across the state of California. This definitive agreement was valid for a period of 120 days and Tauriga advanced to Honeywood $217,000 to be applied towards the final closing requisite cash total and incurred $178,000 in legal fees as of March 31, 2014 in connection with the acquisition.

On September 24, 2014 (the “Unwinding Date”), the Company, Honeywood and each of Honeywood’s principals entered into a Termination Agreement (the “Termination Agreement”) to unwind the effects of the merger (the “Unwinding Transaction”). In accordance with the Termination Agreement, Honeywood agreed to repay to the Company substantially all of the advances made by the Company to Honeywood prior to and after the Merger by delivering to the Company on the Unwinding Date a Secured Promissory Note in the principal amount of $170,000 (the “Note”). The Note bore interest at 6% per annum and was repayable in six quarterly installments on the last day of each calendar quarter starting on March 31, 2015 and ending on June 30, 2016. The Note was secured by a blanket security interest in Honeywood’s assets pursuant to a security agreement entered into on the Unwinding Date between Honeywood and the Company.

Effective August 1, 2017, the Company entered into a Debt Conversion Agreement, whereby the Company agreed to convert the entire principal and accrued but unpaid interest due into a 5% membership interest in Honeywood.

Pilus Energy

On November 25, 2013, the Company executed a definitive merger agreement to acquire Pilus Energy, LLC (“Pilus”), an Ohio limited liability company and a developer of alternative cleantech energy platforms using proprietary microbial solutions that create electricity while consuming polluting molecules from wastewater. On January 28, 2014, the Company completed its acquisition of Pilus. As a condition of the acquisition, Pilus was supposed to get one seat on the board of directors, and the shareholders of Pilus received a warrant to purchase 100,000,000 shares of common stock of the Company, which represented a fair market value of approximately $2,000,000. In addition, the Company paid Open Therapeutics, LLC (f/k/a Bacterial Robotics, LLC and Microbial Robots, LLC) (“Open Therapeutics”), formerly the parent company of Pilus, $50,000 on signing the merger agreement and $50,000 at the time of closing. The only asset Pilus had on its balance sheet at the time of the acquisition was a patent. The Company determined that the value of the acquisition on January 28, 2014 would be equal to the value of cash paid to Pilus plus the value of the 100,000,000 warrants the Company issued to acquire Pilus. Through March 31, 2014, the Company amortized the patent over its estimated useful life, then on March 31, 2014, the Company conducted its annual impairment test and determined that the entire unamortized balance should be impaired as the necessary funding to further develop the patent was not available at that time.

On December 22, 2016, the Company entered in a membership interest transfer agreement with Open Therapeutics whereby the Company sold 80% of its membership interest in Pilus back to Open Therapeutics. Open Therapeutics agreed to terminate and cancel 80% of the unexercised portion of the warrant to purchase 28,917,647 shares (or 23,134,118 warrants) of the Company’s common stock. Open Therapeutics agreed to pay to the Company 20% of the net profit generated Pilus Energy from its previous year’s earnings, if any. The first $75,000 of such payments would be retained by Pilus Energy as additional consideration for the sale, which is reflected as a contingent liability on the Company’s consolidated balance sheet. The Company further agreed it would vote its 20% membership interest in Pilus Energy in the same manner that Open Therapeutics votes its membership interest on all matters for which a member vote is required. Through December 31, 2017, there has been no activity recorded by Open Therapeutics with respect to Pilus Energy, and thus the $75,000 remains contingently owed to them.

ColluMauxil

On November 15, 2016, the Company announced that it would form a new wholly-owned subsidiary focused on the development, marketing and distribution of products that target muscle tension. The subsidiary was to be called ColluMauxil Therapeutics LLC (“ColluMauxil”), which is based on the Latin terms for neck relief - “collum” and “auxilium.” The Company filed for trademarks in association with the business with the United States Patent and Trademark Office. The Company planned to develop, market, distribute and potentially license a broad array of products and technologies that may help individuals who are affected by muscle tension. Due to financial constraints and changing regulations, the Company discontinued this business plan entirely and has allowed all trademarks obtained in relation to ColluMauxil to expire.

Cupuaçu Butter Lip Balm

On December 23, 2016, the Company entered into a non-exclusive, 12-month, license agreement (the “License Agreement”) with Cleveland, Ohio based cosmetics products firm Ice + Jam LLC (“Ice + Jam”). Under terms of the License Agreement, the Company will market Ice + Jam’s proprietary cupuaçu butter lip balm, sold under the trademark HerMan® and the two companies will share on a 50/50 basis any profits generated through the Company’s marketing, sales and distribution efforts. The Company will pay the production, marketing and start-up costs for all product it sells to retail customers or distributors. As part of the License Agreement, the Company issued 5,000,000 shares of common stock which had a value of $27,500, based on the closing price of the stock on the day the Company entered into the agreement ($0.005 per share). The cost of the shares will be prorated over the life of the license.

On November 27, 2017, the Company announced a 2-year extension to the existing non-exclusive License Agreement, extending the life of the License Agreement through December 23, 2019. Based on mutual agreement, at that time, the companies reserve the option to extend for an additional 2 years (if exercised at that time, the License Agreement would be extended through December 23, 2021). The two companies reserve the right to request amendment of the License Agreement at any point during the effective duration.

The Company recognized its first sales of HerMan® in the three months ended December 31, 2017.

RESULTS OF OPERATIONS

Three and nine months ended December 31, 2017 compared to the three and nine months ended December 31, 2016

Revenue. During the three and nine months ended December 31, 2017 the Company recognized revenue on the sales its HerMan® lip balm product inventory. Through a joint venture with its licensor, Ice + Jam. The Company has received multiple customer orders placed for the product via the internet (http://www.iceandjam.com/shop/herman-cupuacu-butter-balm) as well as receiving it initial distributor order.

The commercial grade inventory incorporates an enhanced formulation and packaging; the laboratory work was specifically aimed at improving the texture and viscosity of the underlying Cupuaçu Butter lip treatment. From a composition analysis, HerMan® is primarily composed of the compound Theobroma Grandiflorium (“Cupuaçu Butter”) to leverage the potential benefits that have been well documented historically (see paragraph directly below). Cupuaçu Butter, derived from the fruit of the Cupuaçu Tree, a tropical rainforest tree related to Cacao (the base of chocolate production). Common throughout the Amazon basin (South America), it is widely cultivated in the jungles of Colombia, Bolivia and Peru and in the north of Brazil, with the largest production in the Brazilian states of Pará, followed by Amazonas, Rondônia and Acre. Cupuaçu Butter is a plant-based alternative to lanolin, offering the capacity to attract 240% more water which allows it to function much more effectively as a skin hydrator and moisturizer.

During the three and nine months ended December 31, 2016, the Company did not generate any revenue.

The Company has a two-channel sales model consisting of retail direct-to-consumer sales and distributor sales.

Distributor orders – The Company is currently building out its distributor network with a focus on developing specialty stores, supermarkets and other retail chain store establishments. The Company’s business-to-business sales strategy is market penetration competing with higher-end and specialty products. Our product placement strategy will be to place our product in retail store chains at check-out stands in branded displays built to hold 12, 24, 36, 48 or 60 units. Our minimum distributor order size is 200 units with a unit cost of $2.75 per unit.

Retail orders – The Company’s business to consumer sales channel is done through direct web sales by Ice + Jam via their website, www.iceandjam.com. Ice + Jam is handling the complete sales process from order fulfillment to cash receipt and shipping. The retail sales product was offered in two presentations stand-alone and a gift wrapped three pack. The gift wrapping will be offered from time to drive the purchase of multiple units. The selling price is $5.00 for the single units and $15.00 for the gift wrapped three pack. Each retail order is additionally charged $3.77 to cover shipping and handling cost.

Tauriga total operating revenue of HERMAN® by sales channel

	For the three months ended December 31,				For the nine months ended December 31,
Total Revenue by Sales Channel	2017	2016	Change	% Change	2017	2016	Change	% Change
Wholesale	$550	$-	$550	n/a	$550	$-	$550	n/a
Retail			-
single unit	310	-	310	n/a	310	-	310	n/a
multipack	75	-	75	n/a	75	-	75	n/a
Shipping	83	-	83	n/a	83	-	-	n/a
Total	$1,018	$-	$1,018	n/a	1,018	$-	$1,018	n/a

The Company currently has no backlog of orders. The Company has no established track record of sales to definitively site seasonality, but the Company expects higher sales in the winter months. The Company has not recognized any allowance for return of product. The Company expects actual product returns to be minimal and will recognize returns when they occur. If product returns become more than very occasional the Company will establish a reasonable allowance and record as a contra-sales item to derive nets sales relative to when product is sold. At December 31, 2017, the Company had no refund liability.

Cost of goods sold

The Company has realized a cost per item of $2.045 on its initial order of approximately 10,000 units. This cost per unit is reflected in the three and nine months ended December 31, 2017. This cost will continue to be constant until this batch of inventory is fully sold. The Company believes that this cost can be lowered through volume purchasing discounts, improved product routing and consistent proven product formulation. Also included in the three and nine months ended December 31, 2017 cost of goods sold is the cost of postage and handling which the Company expects to remain constant in the short to mid-term future. Since shipping is on a per order basis as opposed to per unit and shipping has not been charged on the wholesale orders the sales mix can dramatically affect the cost of sales per unit cost.

		Blended per unit
Revenue	$1,018	$3.67
Cost of goods sold (including shipping)	(649)	(2.34)
Gross margin	$368	$1.33
Gross margin %	36.18%

General and Administrative Expenses. For the three months ended December 31, 2017, general and administrative expenses were $519,691 compared to $310,008 for the same period in the prior fiscal year. This increase was driven by higher stock-based compensation offset by lower consulting fees as well as higher legal fees relative to ongoing litigation and settled that litigation during the three months ended December 31, 2017.

For the nine months ended December 31, 2017, general and administrative expenses were $1,620,850 compared to $1,388,083 for the same period in the prior fiscal year. This increase was driven by higher legal fees relative to ongoing litigation during the nine months ended December 31, 2017.

Marketing and Advertising Expenses. For the three and nine months ended December 31, 2017, marketing and advertising expense of $257 compare to no expense for the three and months ended December 31, 2016. The Company began to breakout this cost because we expect it to become a meaningful line item to evaluate against sales of product. The initial costs were due to miscellaneous costs from the product roll-out.

Research and Development Expenses. For the three months ended December 31, 2017, the Company had research and development expense of $4,543 compared to $106,485 for the three months ended December 31, 2016. Costs in the prior year were largely due to the issuance of stock as well as the recording of a contingent liability in the amount of $75,000 associated with the assignment of intellectual property for Pilus Energy. Current period costs consist of the development of graphics and labels as well as sample cost.

For the nine months ended December 31, 2017, the Company had research and development expense of $8,543 compared to $106,485 for the nine months ended December 31, 2016. Costs in the prior year were largely due to the issuance of stock as well as the recording of a contingent liability in the amount of $75,000 associated with the assignment of intellectual property for Pilus Energy. Current period cost consists of the development of graphics and labels as well as sample cost.

Other Income (Expense). For the three months ended December 31, 2017, other income was $2,094,114 compared to other expense of $391,799 for the same period in the prior fiscal year. The large amount of income in the current year is due to a gain on legal settlement $2,050,000, gain on settlement of debt in the amount of $532,524 and a decrease in interest expense of $365,775, partially offset by a loss on trading securities of $371,087. The Company recorded no gain or loss on derivative liability for the three months ended December 31, 2017 compared to a gain of $150,233 for the same period in the prior year. For the three months ended December 31, 2016 the Company also recorded a corresponding gain on extinguishment of debt in the amount of $150,233. The difference was due to the Company’s early adoption of ASU 2017-11, “Earnings Per Share (Topic 260) Distinguishing Liabilities from Equity (Topic 480) Derivatives and Hedging (Topic 815),” (See NOTE 2) whereby the Company is no longer required to record a gain or loss on the embedded conversion feature of certain convertible notes payable.

For the nine months ended December 31, 2017, other income was $1,966,672 compared to other expense of $493,252 for the same period in the prior fiscal year. The large amount of income in the current year is due to a gain on legal settlement $2,050,000, gain on settlement of debt in the amount of $532,524 and a decrease in interest expense of $340,436, partially offset by a loss on trading securities of $371,087. The Company recorded a gain on derivative liability in the amount of $271,280 for the nine months ended December 31, 2017 compared to a gain of $111,825 for the same period in the prior year. For the nine months ended December 31, 2017 the Company also recorded a corresponding loss on extinguishment of debt in the amount of $271,280 compared to $111,825 for the same period in the prior year.

Net Income (Loss). For the three months ended December 31, 2017, the Company generated net gain of $1,569,815 compared to a loss of $808,307 for the same period in the prior fiscal year. The difference was due to a gain on legal settlement of $2,050,000, a gain on settlement of debt in the amount of $532,524 and a decrease in interest expense of $369,775, partially offset by a loss on trading securities of $371,087.

For the nine months ended December 31, 2017, the Company generated net income of $336,854 compared to a loss of $1,994,749 for the same period in the prior fiscal year. The difference in the nine months ended December 31, 2017 was due to a gain on legal settlement of $2,050,000, a gain on settlement of debt in the amount of $532,524 and a decrease in interest expense of $340,436, partially offset by a loss on trading securities of $371,087.

Liquidity and Capital Resources

In the three months ended December 31, 2017, the Company had two substantial events occur dramatically affecting the Company’s liquidity. The Company launched its joint venture product as noted above, resulting in operations that the Company recognized its initial sales orders from and currently maintain inventory that will translate in future product sales. In addition, the Company settled a lawsuit that was ongoing for over one year. With the collection of proceeds from the lawsuit, the Company was able to settle long outstanding payables and pay convertible notes payable, as well as invest in trading securities to leverage its operating business. The result of all this activity, was that the Company went from having a working capital deficit of $2,013,368 at March 31, 2017 to having positive working capital of $617,744.

The Company does not believe that the current line of business can achieve more than nominal sales and will not result in profitable operations, as well as not sustaining cash flow to operate the Company for a period of 12 months. Management’s plans with respect to this include the raising of capital through equity markets to fund future operations and cultivating new license agreements or acquiring ownership in technology companies. The Company intends to continue funding its operations either through cash-on-hand or through financing alternatives.

The Company had $315,500 in outstanding notes payable at December 31, 2017. These notes consist, in part, of a $15,000 note payable to an individual convertible at $0.025. The Company further has a $90,000 note with a Company which remains past due. Additionally, the Company has 4 convertible notes, funded in August through October of last year with maturity dates from February to October of 2018.

The Company has back-end notes available in the amount of $285,000 that could be funded by two note holders (see “Off-Balance Sheet Arrangements” below) but the Company does not anticipate that these notes will be funded.

The Company will continue to attempt to raise capital to support its operating expenses, acquire new license agreements or ownership interests in life science companies to generate adequate revenues to fully support on-going operations. The Company also plans to continue to evaluate and pursue investments in blockchain-related technologies.

During the nine months ended December 31, 2017, the Company sold shares of common stock in the aggregate amount of $299,000, $150,000 of which was sold to the Company’s CEO, and the Company raised $499,100 in proceeds from the sale of convertible notes.

At December 31, 2017, the Company had $714,799 cash on hand compared to $18 at March 31, 2017. This change was due to the Company’s legal settlement of $2,050,000, reduced by expenses including the settlement of outstanding debt and the purchase of stock and marketable securities.  The Company's reported cash position of $714,799 as of December 31, 2017 is completely separate from all marketable securities held by the Company on December 31, 2017.

Cash Flows

Net cash generated from operating activities amounted to $660,190 and net cash used of $494,303 for the nine months ended December 31, 2017 and 2016, respectively.

During the nine months ended December 31, 2017, we had $537,700 cash provided by financing activities compared to $495,728 provided in the same period in the prior fiscal year, primarily as a result of the issuance of convertible notes net of repayments in the amount of $107,100 offset by $64,400 lower proceeds from the sale of common stock.

We do not believe that our cash on hand at December 31, 2017 will be sufficient to fund our current working capital requirements as we try to develop a new business line. We will continue to seek additional equity financing. However, there is no assurance that we will be successful in our equity private placements or if we are that the terms will be beneficial to our shareholders.

Going Concern Qualifications

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. In the three months ended December 31, 2017, the Company had two substantial events occur. The Company launched its joint venture product as noted above, resulting in operations that the Company recognized its initial sales orders from and currently maintain inventory that will translate in future product sales. In addition, the Company settled the case entitled Tauriga Sciences, Inc. v. Cowan, Gunteski & Co., P.A., et al. that was ongoing for over one year. As a result of these two events, the Company was able to recognize a net income to common shareholders of $336,854, however, the Company still incurred $1,629,818 in losses from operations compared to $1,501,497 in the nine months ended December 31, 2017 and 2016, respectively. Due to the settlement of the lawsuit, the Company was able to record $2,050,000 in other income in the nine months ended December 31, 2017. With the collection of proceeds from the lawsuit, the Company was able to settle long outstanding payables and pay convertible notes payable, as well as invest in trading securities to leverage its operating business. The result of all this activity, was that the Company went from having a working capital deficit of $2,013,368 at March 31, 2017 to having positive working capital of $617,744. The Company believes that there is uncertainty with respect to continuing as a going concern, until the operating business can achieve more than nominal sales and profitable operations and sustaining cash flow to operate the Company for a period of 12 months. Management’s plans with respect to this include the raising of capital through equity markets to fund future operations and cultivating new license agreements or acquiring ownership in technology or other operating companies. The Company intends to continue funding its operations either through cash-on-hand or through financing alternatives. In the event the Company does need to raise additional capital to fund operations or engage in a transaction, failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses, acquire new license agreements or ownership interests in life science companies and generate adequate revenues, or the agreements entered into recently are successful, there can be no assurances that the revenues will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern as determined by management.

However, the accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These unaudited condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We currently have two off-balance sheet arrangements that could have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

On September 11, 2017, the Company entered into a Securities Purchase Agreement with Adar Bays, LLC whereby the Company issued to Adar Bays seven 8% convertible redeemable notes each in the principal amount of $30,000, or in the aggregate principal amount of $210,000. The first 8% convertible redeemable note (the “First Note”) was funded with gross cash proceeds of $28,000, after deduction of $2,000 in legal fees, by September 12, 2017. The remaining six 8% convertible redeemable notes (collectively, the “Back-End Notes”) were each initially paid for by a corresponding offsetting promissory note issued by Adar Bays to the Company (the “Note Receivables”). The terms of the Back-End Notes require cash funding prior to any conversion thereunder. Upon the request of the Company, the Back-End Notes may be funded at any time from March 11, 2018 until September 11, 2018. The Company may cancel the Back-End Notes and the Note Receivables prior to funding by giving written notice to Adar Bays by February 23, 2018 that the Company does not wish to close on the funding of the Back-End Notes. Each of the First Note, the Back-End Notes and the Notes Receivable has a maturity date of September 11, 2018 upon which any outstanding principal and interest is due and payable. The principle amount plus accrued interest under both the First Note and the Back-End Notes are convertible into shares of the Company’s common stock at a price for each share of common stock equal to 60% of the lowest daily trading price of the common stock as reported on the National Quotations Bureau OTC Markets market which the Company’s shares are traded or any exchange upon which the common stock may be traded in the future, for the 20 prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. In the event the Company experiences a DTC “chill” on its shares, the conversion price shall be decreased to 50% instead of 60% while that “chill” is in effect. Upon an event of default, principal and accrued interest will become immediately due and payable under the notes. Additionally, upon an event of default, both notes will accrue interest at a default interest rate of 24% per annum or the highest rate of interest permitted by law.

On October 17, 2017, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with GS Capital whereby the Company issued to GS Capital two 8% Convertible Redeemable Notes the aggregate principal amount of $210,000. The first 8% $105,00 Convertible Redeemable Note (the “First Note”) was funded with gross cash proceeds of $100,000 to the Company on October 19, 2017 and the second 8% $105,000 Convertible Redeemable Note (the “Back-End Note”) was initially paid for by an offsetting promissory note payable by GS Capital to the Company (the “Note Receivable”). The terms of the Back-End Notes require cash funding prior to any conversion thereunder. The Note Receivable is due June 17, 2018, unless certain conditions are not met, in which case both the Back-End Note and the Note Receivable may both be cancelled. During the first six months First Note and the Back-End Note are in effect, the Company may redeem either by paying to GS Capital an amount as follows: (i) if the redemption is within the first 90 days either note is in effect, then for an amount equal to 120% of the unpaid principal amount of either note along with any interest that has accrued during that period or (ii) if the redemption is after the 91st day the either note is in effect, but less than the 180th day, then for an amount equal to 133% of the unpaid principal amount of either note along with any accrued interest. Neither note may be redeemed after 180 days.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Securities and Exchange Commission (the “SEC”) defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its chief executive and chief financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC’s rules and forms and that information required to be disclosed is accumulated and communicated to the chief executive and chief financial officer to allow timely decisions regarding disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are not effective as of such date. The Chief Executive Officer and Chief Financial Officer have determined that the Company continues to have the following deficiencies which represent a material weakness:

1.	The Company does not have a stand-alone audit committee;

2.	Insufficient personnel resources within the accounting function to segregate the duties over financial transaction processing and reporting; and

3.	Insufficient written policies and procedures over accounting transaction processing and period end financial disclosure and reporting processes.

To remediate our internal control weaknesses, management would need to implement the following measures:

●	The Company would need to add sufficient number of independent directors to the board and form an Audit Committee with a qualified person to chair the committee.

●	The Company has hired a chief financial officer but would need to add sufficient accounting personnel to properly segregate duties and to affect a timely, accurate preparation of the financial statements.

●	Upon the hiring of additional accounting personnel, the Company would need to develop and maintain adequate written accounting policies and procedures.

Currently, management does not have the resources to accomplish these goals, nor will it in the near to mid-term future.

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

Limitations on the Effectiveness of Controls

The Company’s management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of the control system must reflect that there are resource constraints and that the benefits must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of February 12, 2018, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations except as set forth below:

As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2017 and the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2017, the Company was involved in a litigation with Cowan Gunteski & Co., among others, since November 4, 2015. On November 9, 2017, the Company entered into a Confidential Settlement Agreement and Release (the “Settlement Agreement”) in connection with the case entitled Tauriga Sciences, Inc. v. Cowan, Gunteski & Co., P.A., et al. (collectively, the “Defendants”) pending in the United States District Court of the District of New Jersey, Civil Action No. 3:16-cv-06285 (the “Action”) to resolve all claims between the parties in the Action for aggregate consideration of $2,050,000. Also, as part of the Settlement Agreement, Defendants agreed to release any and all claims against Tauriga. Upon receipt of the Settlement Payment, Tauriga dismissed the Action with prejudice. The settlement amount was funded in its entirety by professional liability insurance for the Defendants. Tauriga and the Defendants agreed to exchange general releases of all claims against the other as part of the Settlement Agreement, including any potential derivative actions, and to avoid any future public comments on the Action, unless required by law.

ITEM 1A. RISK FACTORS.

The Company is attempting to enter a new line of business which is highly competitive.

Entering a new line of business has many risks including obtaining sufficient capital to cover startup expenses and to continue to fund operations until sales are sufficient to fund ongoing operations. The business line may never bring products to market to have enough sales to be profitable. Products will be developed for and distributed to the retail market but there can be no guaranty that any revenue will ever be generated. Furthermore, our current employees have limited experience in marketing lip balm products.

We may be classified as an inadvertent investment company.

We are not engaged in the business of investing, reinvesting, or trading in securities, and we do not hold ourselves out as being engaged in those activities. Under the Investment Company Act of 1940, as amended (the “1940 Act”), however, a company may be deemed an investment company under section 3(a)(1)(C) of the 1940 Act if the value of its investment securities is more than 40% of its total assets (exclusive of government securities and cash items) on a consolidated basis.

As a result of our December 13, 2017 purchase of shares of Vistagen Therapeutics Inc. (NASDAQ: VTGN), the investment securities presently held by us exceeds 40% of our total assets, exclusive of cash items and, accordingly, we are currently an inadvertent investment company.  Furthermore, the Groestlcoin we have purchased and intend to purchase in the future may be deemed an investment security by the SEC, although we believe it is a currency.  An inadvertent investment company can avoid being classified as an investment company if it can rely on one of the exclusions under the 1940 Act.  One such exclusion, Rule 3a-2 under the 1940 Act, allows an inadvertent investment company a grace period of one year from the earlier of (a) the date on which an issuer owns securities and/or cash having a value exceeding 50% of the issuer’s total assets on either a consolidated or unconsolidated basis and (b) the date on which an issuer owns or proposes to acquire investment securities having a value exceeding 40% of the value of such issuer's total assets (exclusive of government securities and cash items) on an unconsolidated basis.  For us, this grace period began on November 29, 2017 when we were paid aggregate consideration of $2,050,000 in settlement of our litigation with Cowan, Gunteski & Co., P.A., et al., and thus cash exceeded greater than 50% of our total assets .  We are taking actions to cause the investment securities held by us to be less than 40% of our total assets, which may include acquiring assets with our cash and cryptocurrency on hand or liquidating our investment securities or seeking a no-action letter from the SEC if we are unable to acquire sufficient assets or liquidate sufficient investment securities in a timely manner.

As Rule 3a-2 is available to a company no more than once every three years, and assuming no other exclusion were available to us, we would have to keep within the 40% limit for at least three years after we cease being an inadvertent investment company. This may limit our ability to make certain investments or enter into joint ventures that could otherwise have a positive impact on our earnings. In any event, we do not intend to become an investment company engaged in the business of investing and trading securities.

Classification as an investment company under the 1940 Act requires registration with the SEC. If an investment company fails to register, it would have to stop doing almost all business, and its contracts would become voidable. Registration is time consuming and restrictive and would require a restructuring of our operations, and we would be very constrained in the kind of business we could do as a registered investment company. Further, we would become subject to substantial regulation concerning management, operations, transactions with affiliated persons and portfolio composition, and would need to file reports under the 1940 Act regime. The cost of such compliance would result in the Company incurring substantial additional expenses, and the failure to register if required would have a materially adverse impact to conduct our operations.

The values of cryptocurrencies are volatile, we may be unable to use our cryptocurrencies to purchase goods and services and blockchain technology may not gain wide acceptance.

A portion of our assets presently includes the cryptocurrency Groestlcoin, and our Board of Directors has granted us the ability to invest up to $300,000 of our cash on hand in blockchain-related technologies and patents. As relatively new products and technologies such as cryptocurrency have only recently become selectively accepted as a means of payment for goods and services and use of cryptocurrency to purchase goods and services remains limited. Banks and other established financial institutions may refuse to process funds for cryptocurrency transactions; process wire transfers to or from cryptocurrency exchanges, cryptocurrency-related companies or service providers; or maintain accounts for persons or entities transacting in cryptocurrency. Conversely, a significant portion of cryptocurrency demand is generated by speculators and investors seeking to profit from the short- or long-term holding of cryptocurrency. Price volatility undermines cryptocurrency’s role as a medium of exchange as retailers are much less likely to accept it as a form of payment. Blockchain and related technologies may not continue to expand or may be superseded by technologies that have yet to be developed. A decrease in the price of Groestlcoin or other cryptocurrencies we may hold could have an adverse impact on our balance sheet, and the failure of cryptocurrencies and blockchain technologies to gain wide market acceptance may prevent our business from growing. Further, if we acquire cryptocurrency-related assets, the volatility of the cryptocurrency market may increase the volatility of the value of our common stock.

We may be unable to identify suitable candidates for an investment in blockchain-related intellectual property and technologies, and if we do identify such a candidate, we may not have sufficient cash to purchase those technologies.

On January 2, 2018, our Board of Directors gave our management authorization to use up to $300,000 of our cash on hand to purchase blockchain-related intellectual property, patents and technologies. There can be no assurance that we will be able to identify suitable technology and patent candidates for purchase, or that we will ever invest in blockchain patents or technologies. If we do make such an investment, there can be no assurance that those technologies or patents will gain value or that we will be able to commercialize them. Furthermore, these technologies may be expensive, and if we do not have sufficient cash on hand to make these investments, we may need to use shares of our common stock as additional consideration, which would have a dilutive effect to shareholders. If we do identify and purchase a candidate, our business may be concentrated in a small number of assets.

Production expenses for our HerMan® product may not decrease, and the product has significant concentration of customers and vendors.

We only recently began producing and selling its HerMan® lip balm product. Product inventory that has been manufactured to date was produced at a cost level that would not be profitable under any circumstances. The Company believes that this high cost per unit was largely attributable to formulation issues, packing issues, fulfillment issues and shipping costs. There can be no assurance that we will be able to reduce costs of production sufficiently for the product to generate profits. Furthermore, 54% of our total sales of the product were generated through a single wholesale client that made a major purchase. There can be no assurance that this client will continue to purchase our product or that it will continue to order our product in similar quantities. Failure to retain this client and maintain similar sale levels could adversely impact our revenues. In addition, the vendor who handles product formulation and filling the plastic tubes that house the product represents 51.8% of the cost of goods sold cost for the HerMan® product. If the Company had a disruption with this vendor, it could take time to replace that function, which could result in the Company being unable to produce additional product. In addition, there can be no assurance that we would be able to find another vendor with similar financial terms, which may increase our cost of goods.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended December 31, 2017, the Company issued 593,225,367 shares of common stock to holders of convertible notes to companies and individuals to retire $555,430 in principal and $84,166 of accrued interest (at $0.000225 to $0.0006 per share) in the aggregate.

During the three months ended December 31, 2017, the Company issued 21,428,571 shares of common stock to a private investor for a value of $15,000 (at $0.0007 per share).

During the three months ended December 31, 2017, the Company issued 110,000,000 shares of common stock to Seth Shaw, the Company’s Chief Executive Officer, for a value of $137,500 ($0.00125 per share).

During the three months ended December 31, 2017, the Company issued 86,750,000 shares of common stock for services rendered and to be rendered which is reflected in stock-based compensation. Value represents contracts entered into with various consultants, with the grant date fair value amortized over the life of the contracts.

During the three months ended December 31, 2017, the Company issued 40,000,000 shares of common stock for commitment shares to note holders at a value of $32,600 ($0.0008 per share).

During the three months ended December 31, 2017, the Company issued 95,500,000 shares of common stock for debt and legal settlements at a value of $60,850 ($0.0006 per share).

During the three months ended December 31, 2017, the Company issued 65,100,000 shares of common stock to former officers and directors for amounts previously accrued at a value of $174,000 ($0.0027 per share).

In December 2017, the Board of Directors authorized a six-month share buyback program of up to $150,000 worth of shares. During the three months ended December 31, 2017, no shares were repurchased by the Company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

As of this report date, the Company was in default under an 11.5% non-convertible debenture with Alternative Strategy Partners PTE Ltd. (“ASP”) dated September 23, 2015 with a balance of $90,000, for the failure to make timely payment as per agreed on December 23, 2015. As a result of this default, this note now bears an 18% interest rate. The Company has not received any default notices from ASP as of February 12, 2018.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

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

TAURIGA SCIENCES, INC. (Registrant)

Date: February 12, 2018	By:	/s/ Seth M. Shaw
Seth M. Shaw
Principal Executive Officer

	By:	/s/ Kevin P. Lacey
Kevin P. Lacey
Principal Accounting Officer

