Form 10-K
period 2018-03-31
TAURIGA SCIENCES, INC.
filed 2018-06-27
CIK 1142790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2018

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from April 1, 2017 to March 31, 2018

Commission File Number: 000-53723

TAURIGA SCIENCES, INC.

(Exact name of registrant as specified in its charter)

Florida	30-0791746
(State or other jurisdiction of	(IRS Employee
incorporation or organization)	Identification No.)

555 Madison Avenue, 5th Floor
New York, NY	10022
(Address of principal executive offices)	(Zip Code)

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

On September 30, 2017, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $170,611 based upon the closing price on that date of the Common Stock of the registrant on the OTC Bulletin Board system of $0.0007. For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its Common Stock are deemed affiliates of the registrant.

As of as of June 25, 2018, the registrant had 4,078,179,672 shares of its Common Stock, $0.00001 par value, outstanding.

FORWARD LOOKING STATEMENTS

This annual report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. Forward looking statements are often identified by words such as “will”, “may”, “projects”, “anticipate,” “expects,” “intends,” “plans,” “believes,” “seeks” and “estimates” and variations of these words and similar expressions or import are intended to identify forward-looking statements, but are not intended to constitute the exclusive means of identifying such statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, including those described in “Risk Factors” contained below in this annual report, some of which are beyond our control and difficult to predict and could cause actual results, performance or achievements, or industry results to differ materially from any future results, performance or achievements, expressed or implied, by such forward-looking statements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-K. Investors should carefully consider all of such risks before making an investment decision with respect to the Company’s stock. The following discussion and analysis should be read in conjunction with our consolidated financial statements for Tauriga Sciences, Inc. Such discussion represents only the best present assessment from our Management.

All references in this Annual Report on Form 10-K to “we,” “us,” “our” and the “Company” refer to Tauriga Sciences, Inc., a Florida corporation and its consolidated subsidiaries unless the context requires otherwise.

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

On February 19, 2013, the Company and ITL entered into a settlement agreement whereby the parties agreed to the following: (1) the Company will submit a letter to the Court advising the Court that the parties have reached a settlement and that the Company is withdrawing its motion, (2) ITL will pay the Company $20,000, (3) ITL will issue to the Company, ITL’s share capital equivalent to 9% of the issued and outstanding shares of ITL, (4) the Company will change its name and (5) the settling parties agree that the license agreement will be terminated. The Company had valued these shares at $0 since they deemed the investment to be worthless. During the year ended March 31, 2016, the Company sold the 3,280,000 shares for $125,000 which was recorded in the consolidated statements of operations for the relevant period.

On March 13, 2013, the Board of Directors approved the change of name to “Tauriga Sciences, Inc.” from “Immunovative, Inc.” We filed an amendment to our Articles of Incorporation on March 13, 2013 with the Florida Secretary of State to affect this name change after receiving the requisite corporate approval. The Company’s stock symbol change to “TAUG” was approved by FINRA effective April 9, 2013.

Cupuaçu Butter Lip Balm

On December 23, 2016, the Company entered into a non-exclusive, 12-month license agreement (the “License Agreement”) with Cleveland, Ohio based cosmetics products firm Ice + Jam LLC (“Ice + Jam”). Under terms of the License Agreement, the Company will market Ice + Jam’s proprietary cupuaçu butter lip balm, sold under the trademark HERMAN® and the two companies will evenly share on a 50/50 basis any profits generated through the Company’s marketing, sales and distribution efforts. The Company had agreed to pay the production, marketing and start-up costs for all product it sells to retail customers or distributors. As part of the License Agreement, the Company issued 5,000,000 common shares which had a value of $27,500, based on the closing price of the stock on the day the Company entered into the agreement ($0.005 per share). The cost of the shares will be prorated over the life of the license.

On November 27, 2017, the Company announced a 2-year extension to the existing non-exclusive License Agreement, extending the life of the License Agreement through December 23, 2019, at which time, if mutually agreed upon, the companies reserve the option to extend for an additional 2 years (if exercised at that time, this License Agreement would be extended through December 23, 2021). The two companies reserve the right to request amendment of the License Agreement at any point during the effective term of the agreement.

During the quarter ended December 31, 2017, the Company launched this lip balm product (branded as HerMan®) . The Company is hopeful that that this product can provide the Company with sustainable revenue at margins that will justify the initial expense and effort. The Company believes that the initial high cost per unit of this lip balm product was largely attributable to formulation issues that have since been addressed and resolved, packing issues, fulfillment issues and shipping costs. The Company believes that future inventory costs, if there is sufficient demand, will be substantially lower than the first batch on a per unit basis. The Company is exercising caution and performing due diligence to ensure that any potential opportunities in this area are appropriately evaluated.

During February of 2018, the Company’s strategy with respect to the HerMan product was negatively impacted by a series of product defects relating to the twisting mechanism of the lip balm tube. The Company immediately made the decision to work with the manufacturer to permanently address and fix this defect issue (which the Company believes has affected approximately 30% of the initial product batch. This issue significantly increases the risk associated with this business opportunity and there can be no guarantee that this will be satisfactorily solved.

The Company recognized sales of the HERMAN® product in the year ended March 31, 2018 in the aggregate amount of $1,118; however, due to the above described tube mechanism issue, the Company has removed the product from the website until such time as it is satisfied that the manufacturer has resolved product quality issues. As a result of the initial manufacturing quality control issues regarding the packaging, the Company has written off the remaining inventory of $16,897 as the re-design of the packaging of this product is completed. The manufacturing defect relates to the turning mechanism of the tube and not the lip balm formulation in and of itself.

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

Pilus Energy

On November 25, 2013, the Company executed a definitive merger agreement to acquire Pilus Energy, LLC (“Pilus”), an Ohio limited liability company and a developer of alternative cleantech energy platforms using proprietary microbial solutions that create electricity while consuming polluting molecules from wastewater. On January 28, 2014, the Company completed its acquisition of Pilus. As a condition of the acquisition, the shareholders of Pilus received a warrant to purchase 100,000,000 shares of common stock of the Company, which represented a fair market value of approximately $2,000,000, and, based upon whether the Warrants issued to Pilus represented at least 5% the then outstanding and fully diluted capitalization of the Company, Pilus had been granted an option to appoint a member to the Company’s board of directors. No board member had been appointed by Pilus to the Company’s board. In addition, the Company paid Open Therapeutics, LLC (f/k/a Bacterial Robotics, LLC and Microbial Robots, LLC) (“Open Therapeutics”), formerly the parent company of Pilus, $50,000 on signing the merger agreement and $50,000 at the time of closing. Pilus’ principal asset on its balance sheet at the time of the acquisition was its U.S. patent relating to its cleanwater technology. The Company determined that the value of the acquisition on January 28, 2014 would be equal to the value of cash paid to Pilus plus the value of the 100,000,000 warrants the Company issued to acquire Pilus. Through March 31, 2014, the Company amortized the patent over its estimated useful life, then on March 31, 2014, the Company conducted its annual impairment test and determined that the entire unamortized balance should be impaired as the necessary funding to further develop the patent was not available at that time.

On December 22, 2016, the Company entered in a membership interest transfer agreement with Open Therapeutics whereby the Company sold 80% of its membership interest in Pilus back to Open Therapeutics. Open Therapeutics agreed to terminate and cancel 80% of the unexercised portion of the warrant to purchase 28,917,647 shares (or 23,134,118 warrants) of the Company’s common stock. Open Therapeutics agreed to pay to the Company 20% of the net profit generated Pilus Energy from its previous year’s earnings, if any. The first $75,000 of such payments would be retained by Pilus Energy as additional consideration for the sale, which is reflected as a contingent liability on the Company’s consolidated balance sheet. The Company further agreed it would vote its 20% membership interest in Pilus Energy in the same manner that Open Therapeutics votes its membership interest on all matters for which a member vote is required. Through March 31, 2018, there has been no activity recorded by Open Therapeutics with respect to Pilus Energy, and thus the $75,000 remains contingently owed to them.

ColluMauxil

On November 15, 2016, the Company announced that it would form a new wholly-owned subsidiary focused on the development, marketing and distribution of products that target muscle tension. The subsidiary was to be called ColluMauxil Therapeutics LLC (“ColluMauxil”), which is based on the Latin terms for neck relief - “collum” and “auxilium.” The Company filed for trademarks in respect of this business with the United States Patent and Trademark Office. The Company planned to develop, market, distribute and potentially license a broad array of products and technologies that would help individuals affected by muscle tension. Due to financial constraints and changing regulations, the Company decided to discontinue this business plan entirely and has allowed all trademarks obtained in relation to ColluMauxil to expire. This business segment is no longer in existence.

Tauriga Biz Dev Corp

On January 4, 2018, the Company announced that its Board of Directors unanimously approved the formation a wholly-owned subsidiary focused on acquiring interest(s) in patents and other intellectual property. This subsidiary, incorporated in Delaware, was named Tauriga IP Acquisition Corp. The Company has committed to funding the subsidiary with up to $300,000 from its available cash. On March 25, 2018, the Company changed the name to Tauriga Biz Dev Corp.

On March 29, 2018 the Company, through Tauriga Biz Dev Corp., entered into an independent sales representative agreement with Blink Charging Company (NASDAQ: BLN K) (“BLINK”). Under this agreement the Company will be a non-exclusive independent sales representative. The Company will act on behalf of BLINK to solicit orders from potential customers for EV (“Electric Vehicle”) Stations placement. Tauriga Biz Dev Corp will be compensated upon contracting and as long as the Company’s acquired prospect remains under contract. This arrangement has the potential to earn both short term as well as long term recurring revenue by helping BLINK expand its national electric vehicle charging infrastructure and network. This sales agreement is a three-tier model based on whether Tauriga contracts the new customer to purchase equipment outright from Blink or enter into one of two revenue-sharing agreements. In the case Tauriga effectuates a sale of Blink equipment it will receive a one-time sales commission based on the sales price of the equipment sale. In the case where Tauriga secures a revenue sharing agreement with a customer where Blink remains the owner, Tauriga will be paid an on-going commission based off of gross charger revenue, subject to which party paid for the installation. Commission payments under the revenue sharing agreement are subject to minimum revenue generation hurdles.

Moving forward, the Company remains interested in consummating an acquisition or other strategic transaction to bolster its operations during the next fiscal year, if possible; however, we cannot express with any certainty that an acquisition or other strategic transaction will be sourced or consummated in the next fiscal year. If an acquisition or other strategic transaction is sourced and approved by the board of directors, the Company will, in addition to conducting appropriate due diligence on such target, evaluate its options in terms of its cost and payment approach to any such transaction, including the utilization of available cash, equity or a mixture of both to consummate such transaction.

SUBSEQUENT EVENTS

Common Stock Issuances

Subsequent to March 31, 2018, the Company issued 9,750,000 shares of its restricted common stock to consultants under consulting agreements and 148,931,506 shares of restricted common stock to a noteholder for the conversion of debt and accrued interest having a value of $57,339 ($0.0004 per share).

On March 12, 2018, the Board of Directors approved moving forward with a reverse stock split which could be implemented at the discretion of the Board of Directors at any time over a period of six months from the date of approval. On April 24, 2018, the Board of Directors voted to implement this previously approved 1 for 75 reverse stock split for the Company’s common stock. There will be a commensurate adjustment to the Company’s authorized shares (which will be reduced from its current figure of 7,500,000,000 to the post-split figure of 100,000,000).  The Company believes that this reverse split will be effective during July 2018, and will file a current report on Form 8-K to announce the specific effective date and other relevant information once completed.

Convertible Notes

On April 25, 2018 GS Capital Partners, LLC canceled the back-end note dated October 17, 2017. In accordance with Section 8(n) of the original note, the note may be cancelled if the Company trades less than $40,000 in any consecutive 5-day period. From April 9 -13, 2018, the stock traded less than $17,000.

On May 10, 2018, the Company entered into a securities purchase agreement with GS Capital Partners, LLC. GS Capital Partners, LLC whereby the Company issued two 8% convertible redeemable notes in the cumulative principal amount of $56,000. The first 8% note for $28,000 was funded with net proceeds of $25,000, after the deduction of $3,000 for OID. The second 8% note (the “Back-End Note”) is initially paid for by an offsetting promissory note issued by GS Capital Partners, LLC to the Company (the “Note Receivable”). The terms of the Back-End Note require cash funding prior to any conversion thereunder. The Note Receivable is due January 10, 2019, unless certain conditions are not met, in which case both the Back-End Note and the Note Receivable may both be cancelled. Both the First Note and the Back-End Note have a maturity date one year from the date of issuance upon which any outstanding principal and interest is due and payable. The amounts cash funded plus accrued interest under both the First Note and the Back-End Note are convertible into shares of the Company’s common stock at a price for each share of common stock equal to 70% of the lowest daily VWAP of the common stock as reported on the National Quotations Bureau OTC Markets market on which the Company’s shares are traded or any exchange upon which the common stock may be traded in the future, for the 15 prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. In the event the Company experiences a DTC “chill” on its shares, the conversion price shall be decreased to 60% instead of 70% while that “chill” is in effect. The Back-End Note will not be cash funded and such note, along with the Note Receivable, will be immediately cancelled if the shares do not maintain a minimum trading price during the five days prior to such funding and a certain aggregate dollar trading volume during such period.

Upon an event of default, principal and accrued interest will become immediately due and payable under the notes. Additionally, upon an event of default, both notes will accrue interest at a default interest rate of 24% per annum or the highest rate of interest permitted by law. Further, certain events of default may trigger penalty and liquidated damage provisions. During the first six months First Note is in effect, the Company may redeem either note by paying to GS Capital Partners, LLC an amount as follows: (i) if the redemption is within the first 90 days either note is in effect, then for an amount equal to 120% of the unpaid principal amount of either note along with any interest that has accrued during that period, and (ii) if the redemption is after the 91st day the either note is in effect, but less than the 180th day, then for an amount equal to 133% of the unpaid principal amount of either note along with any accrued interest. The note may be redeemed after 180 days. The back-end note may not be repaid. The note holder may redeem this note at any time after the first six months.

Other

Mr. Hingge Hsu tendered his resignation for his position on the Board of Directors of the Company, effective April 9, 2018, in order to pursue other business opportunities that required his attention and time. His resignation was not due to any disagreement with the Company regarding any matter related to the Company’s operations, policies or practices. Mr. Hsu’s service to the board has been greatly appreciated by management and the other board members of the Company. He had served on the Board of Directors since 2014.

Reports to Security Holders

In accordance with the rules and regulation of the Securities and Exchange Act of 1934, as amended, we file with the Securities and Exchange Commission annual reports containing financial statements audited by our independent registered public accounting firm and quarterly reports containing unaudited financial statements for each of the first three quarters of each year. We file Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K and Current Reports on Form 8-K with the Securities and Exchange Commission in order to meet our timely and continuous disclosure requirements. We may also file additional documents with the Commission if they become necessary in the course of our company’s operations.

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

Employees

As of March 31, 2018, we had a total of two consultants devoting substantially full-time services to the Company.

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

We were formed on April 8, 2001 and have reported annual net losses since inception. For our years ended March 31, 2018 and 2017, we experienced net losses of $346,081 and $2,175,521, respectively. Cash was provided by operating activities of $296,312 in 2018 compared cash used in the amount of $746,908 in 2017. As of March 31, 2018, we had an accumulated deficit of $54,391,500.

In addition, we expect to incur additional losses in the foreseeable future, and there can be no assurance that we will ever achieve profitability. Our future viability, profitability and growth depend upon our ability to establish revenue-producing operations, expand our operations and obtain additional capital. There can be no assurance that any of our efforts will prove successful or that we will not continue to incur operating losses in the future. Our management is devoting substantially all of its efforts to developing its products and services and there can be no assurance that our efforts will be successful. There is no assurance that can be given that management’s actions will result in our profitable operations or the resolution of our liquidity problems.

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

As a result of our December 13, 2017 purchase of shares of Vistagen Therapeutics Inc. (NASDAQ: VTGN), the investment securities presently held by us exceeds 40% of our total assets, exclusive of cash items and, accordingly, we are currently an inadvertent investment company. Currently the Company holds common stock and warrants in for other companies. Furthermore, the Groestlcoin we have purchased may be deemed an investment security by the SEC, although we believe it is a currency. An inadvertent investment company can avoid being classified as an investment company if it can rely on one of the exclusions under the 1940 Act. One such exclusion, Rule 3a-2 under the 1940 Act, allows an inadvertent investment company a grace period of one year from the earlier of (a) the date on which an issuer owns securities and/or cash having a value exceeding 50% of the issuer’s total assets on either a consolidated or unconsolidated basis and (b) the date on which an issuer owns or proposes to acquire investment securities having a value exceeding 40% of the value of such issuer’s total assets (exclusive of government securities and cash items) on an unconsolidated basis. For us, this grace period began on November 29, 2017 when we were paid aggregate consideration of $2,050,000 in settlement of our litigation with Cowan, Gunteski & Co., P.A., et al., and thus cash exceeded greater than 50% of our total assets. We are taking actions to cause the investment securities held by us to be less than 40% of our total assets, which may include acquiring assets with our cash and cryptocurrency on hand, consummating a major merger/acquisition transaction, or liquidating our investment securities. We also may seek a no-action letter from the SEC if we are unable to acquire sufficient non-securities assets or liquidate sufficient investment securities in a timely manner.

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

Classification as an investment company under the 1940 Act requires registration with the SEC. If an investment company fails to register, it would have to stop doing almost all business, and its contracts would become voidable. Registration is time consuming and restrictive and would require a restructuring of our operations, and we would be very constrained in the kind of business we could do as a registered investment company. Further, we would become subject to substantial regulation concerning management, operations, transactions with affiliated persons and portfolio composition, and would need to file reports under the 1940 Act regime. The cost of such compliance would result in the Company incurring substantial additional expenses and could result in the complete cessation of our operations, and the failure to register if required would have a materially adverse impact to conduct our operations.

Product tube defect of our HerMan® product line may cause us to not be able to successfully bring our product to market with profitable operations.

There is no guarantee that we will ever be able to satisfactorily resolve our HerMan® product tube defect issue with the vendor which may cause our joint venture with Ice + Jam to bear substantial non-recoverable losses. We may not be able to successfully resume operations if we cannot come to a satisfactory resolution with our current supplier. Further, if we need to source and qualify a new supplier for our HerMan® product, there may be substantial expenses as well as further significant time delay if we were forced to find and qualify a new supplier for our product. Management may decide that this joint venture is not profitable to continue if we cannot resolve these issues in a timely and efficient manner.

Because we are an early development stage company with few products at or near commercialization, we expect to incur significant additional operating losses.

We are an early development stage company and we expect to incur substantial additional operating expenses over the next several years as our research, development, and new business venture activities increase. The amount of our future losses and when, if ever, we will achieve profitability are uncertain. We have no products that have generated any material commercial revenue and do not expect to generate significant revenues from the commercial sale of our products in the near future, if ever. Our ability to generate revenue and achieve profitability will depend on, among other things, the following:

●	realizing revenue from our partner relationship regarding Pilus related products as well as our Cupuacu Butter Lip Balm and distribution of other products that target muscle tension;

●	establishing manufacturing, sales, and marketing arrangements, either alone or with third parties; and

●	raising sufficient funds to finance our activities.

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

As of March 31, 2018, we had $12,291 of available cash as well $610,699 held in trading securities at fair value and $22,056 of digital currency. We will need to raise additional funds or liquidate the remainder of our marketable securities to pay outstanding vendor invoices and execute our business plan. Our future cash flows depend on our ability to market and sell our common stock and to enter into licensing arrangements. There can be no assurance that we will have sufficient funds to execute our business plan or complete a strategic transaction, or that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us.

We do not believe that we will generate significate revenues from our products in the near future. Therefore, for the foreseeable future, we will have to fund all of our operations and capital expenditures from cash on hand, public or private equity offerings, debt financings, bank credit facilities, other borrowings (including borrowings from our officers and directors) or corporate collaboration and licensing arrangements. We will need to raise additional funds if we choose to expand our product development efforts more rapidly than we presently anticipate.

If we seek to sell additional equity or debt securities or enter into a corporate collaboration or licensing arrangement, we may not obtain favorable terms for us and/or our stockholders or be able to raise any capital at all, all of which could result in a material adverse effect on our business and results of operations. The sale of additional equity or debt securities, if convertible, could result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could also result in covenants that would restrict our operations. Raising additional funds through collaboration or licensing arrangements with third parties may require us to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates, or to grant licenses on terms that may not be favorable to us or our stockholders. In addition, we could be forced to discontinue product development, reduce or forego sales and marketing efforts and forego attractive business opportunities, all of which could have an adverse impact on our business and results of operations.

Production expenses for our HerMan® product may not decrease, and the product has significant concentration of customers and vendors.

We only recently began producing and selling our line of HerMan® lip balm product. Product inventory that has been manufactured to date was produced at a cost level that would not be profitable moving forward on a commercial (scalable basis). The Company believes that this high cost per unit was largely attributable to formulation issues, packing issues, fulfillment issues and shipping costs. There can be no assurance that we will be able to reduce costs of production sufficiently for the product to generate profits. Furthermore, 58% of our total sales of the product were generated through a single wholesale client that made a major purchase. There can be no assurance that this client will continue to purchase our product or that it will continue to order our product in similar quantities. Failure to retain this client and maintain similar sale levels could adversely impact our revenues. In addition, the vendor who handles product formulation and filling the plastic tubes that house the product represents 51.8% of the cost of goods sold cost for the HerMan® product. If the Company had a disruption with this vendor, it could take time to replace that function, which could result in the Company being unable to produce additional product. In addition, there can be no assurance that we would be able to find another vendor with similar financial terms, which may increase our cost of goods. Since the manufacturing and assembly portion of our product life cycle are so concentrated in so few vendors we are exposed to significant risk to disruption of our supply of product. This risk can and has significantly affected our ability to supply this product to market. Issues of product quality have caused us several months where we have not had product to sell and we may not be able to bring this product back to market.

If we issue additional shares in the future, it will result in the dilution of our existing stockholders.

We have and may continue to experience substantial dilution. On June 28, 2017, our stockholders voted to amend our articles of incorporation to increase the number of authorized shares of common stock we may issue from 2,500,000,000 to 7,500,000,000 shares of common stock with a par value of $0.00001. As such, our Board of Directors may choose to issue some or all of such shares to acquire one or more companies or properties and to fund our overhead and general operating requirements. The issuance of any such shares may reduce the book value per share and may contribute to a reduction in the market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will reduce the proportionate ownership and voting power of all current stockholders. Further, such issuance may result in a change of control of our corporation. Furthermore, we may issue convertible notes and other instruments that are convertible into our common stock, which instruments might be convertible at a discount to the then-current market price of our stock and may contain price resets and other anti-dilution provisions that would further dilute our common stockholders. The risk of further dilution to existing and future stockholders remains the same following the anticipated reverse stock split approved by our Board of Directors in April 2018.

The Company is attempting to enter one or more new lines of business that may be highly competitive and with respect to which we may have little experience.

Entering a new line of business has many risks including obtaining sufficient capital to cover startup expenses and to continue to fund operations until sales are sufficient to fund ongoing operations. A new business line may never generate significant revenues, bring products to market or have enough sales to be profitable, as the case may be. With respect to any new line of business, we may have competitors that are better established in the market, have greater experience with such line of business or have greater resources than we do. We anticipate that products will be developed for and distributed to the retail market but there can be no guaranty that sufficient revenue to support operations will ever be generated. Furthermore, our current employees have limited experience in marketing consumer products, including lip balm products, and may have limited experience with respect to any other line of business we may enter into as we seek to expand our operations.

Regulations are constantly changing, and in the future our business may be subject to additional regulations that increase our compliance costs.

We believe that we understand the current laws and regulations to which our existing products will be subject in the future. However, federal, state and foreign laws and regulations relating to the sale of our products are subject to future changes, as are administrative interpretations of regulatory agencies. If we fail to comply with such federal, state or foreign laws or regulations, we may fail to obtain regulatory approval for our products and, if we have already obtained regulatory approval, we could be subject to enforcement actions, including injunctions preventing us from conducting our business, withdrawal of clearances or approvals and civil and criminal penalties. In the event that federal, state, and foreign laws and regulations change, we may need to incur additional costs to seek government approvals. If we are slow or unable to adapt to changes in existing regulatory requirements or the promulgation of new regulatory requirements or policies, we or our licensees may lose marketing approval for our products which will impact our ability to conduct business in the future.

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

We rely solely on two key officers, our directors and consultants and losing them would harm the business.

We are highly dependent on our officers, consultants, advisors and directors. We do not have “key person” life insurance policy for our Chief Executive Officer. If we are unable to obtain additional funding, we will be unable to meet our current and future compensation obligations to such employees and consultants. In light of the foregoing, we are at risk that one or more of our consultants or employees may leave our company for other opportunities where there is no concern about such employers fulfilling their compensation obligations, or for other reasons. The loss of the technical knowledge and management and industry expertise of any of our key personnel could result in delays in product development, loss of customers and sales and diversion of management resources, which could adversely affect our results of operations.

If we are unable to attract, train and retain highly qualified personnel, the quality of our services may decline and we may not successfully execute our internal growth strategies.

Our success will depend in large part upon our ability to attract, train, motivate and retain highly skilled and experienced employees in the areas of business into which we expand, including technical personnel. Qualified technical employees periodically are in great demand and may be unavailable in the time frame required to satisfy our operating requirements. Expansion of our business could further require us to employ additional highly skilled technical personnel.

There can be no assurance that we will be able to attract and retain sufficient numbers of highly skilled technical employees in the future. The loss of personnel or our inability to hire or retain sufficient personnel at competitive rates of compensation could impair our ability to develop our products or services or secure and complete customer engagements and could harm our business.

If we do not effectively manage changes in our business, these changes could place a significant strain on our management and operations.

Our ability to grow successfully requires an effective planning and management process. The expansion and growth of our business could place a significant strain on our management systems, infrastructure and other resources. To manage our growth successfully, we must continue to improve and expand our systems and infrastructure in a timely and efficient manner. Our controls, systems, procedures and resources are currently not adequate to support a changing and growing company. If our management fails to respond effectively to changes and growth in our business, including acquisitions, there could be a material adverse effect on our business, financial condition, results of operations and future prospects.

We may be unable to identify additional operating businesses or assets, and even if we do, we may be unable to finance such an acquisition

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

In addition, as part of our strategy for growth, we may make acquisitions, enter into strategic alliances such as joint ventures and joint development agreements or other strategic transactions. However, we may not be able to identify suitable acquisition or other strategic partner candidates, complete acquisitions or integrate acquisitions successfully, and our strategic alliances may not prove to be successful. In this regard, acquisitions and other strategic transactions involve numerous risks, including difficulties in the integration of the operations, technologies, services and products of the acquired companies and the diversion of management’s attention from other business concerns. Although we will endeavor to evaluate the risks inherent in any particular transaction, there can be no assurance that we will properly ascertain all such risks. In addition, acquisitions and other strategic transactions could result in the incurrence of substantial additional indebtedness and other expenses or in potentially dilutive issuances of equity securities. Even if we identify assets, transactions or additional lines of business, we may have insufficient liquidity to be able to complete such a transaction. There can be no assurance that difficulties encountered with such transaction(s) will not have a material adverse effect on our business, financial condition and results of operations.

We currently do not have significant sales, marketing or distribution operations and will need to expand our expertise in these areas.

We currently do not have significant sales, marketing or distribution operations and, in connection with the expected commercialization of our products, will need to expand our expertise in these areas. To increase internal sales, distribution and marketing expertise and be able to conduct these operations, we would have to invest significant amounts of financial and management resources. In developing these functions ourselves, we could face a number of risks, including:

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

The values of cryptocurrencies are volatile, we may be unable to use our cryptocurrencies to purchase goods and services.

A portion of our assets is held in the form of Groestlecoin, a virtual currency. Cryptocurrencies have only recently become selectively accepted as a means of payment for goods and services and use of cryptocurrency to purchase goods and services remains limited and has not gained widespread market acceptance. Banks and other established financial institutions may refuse to process funds for cryptocurrency transactions or maintain accounts for persons or entities transacting in cryptocurrency. Conversely, a significant portion of cryptocurrency demand is generated by speculators and investors seeking to profit from the short- or long-term holding of cryptocurrency. Price volatility undermines cryptocurrency’s role as a medium of exchange as retailers are much less likely to accept it as a form of payment. These technologies may not continue to expand or may be superseded by technologies that have yet to be developed. A decrease in the price of Groestlcoin could have an adverse impact on our balance sheet.

Risks Relating to Our Organization and Our Common Stock

Our common stock is currently considered a “penny stock,” which may make it more difficult for our investors to sell their shares.

Our stock is categorized as a penny stock. The SEC has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

We are a publicly registered company that is subject to the reporting requirements of federal securities laws, which can be expensive and may divert resources from other projects, thus impairing our ability to grow.

We are a public reporting company and, accordingly, subject to the information and reporting requirements of the Exchange Act and other federal securities laws, including compliance with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC and furnishing audited reports to stockholders causes our expenses to be higher than they would have been if we remained private.

The Sarbanes-Oxley Act has required changes in corporate governance practices of public companies. As a public company, these rules and regulations have increased our compliance costs and make certain activities more time consuming and costly. As a public company, it is also more difficult and expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.

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

In addition to the “penny stock” rules described below, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for many customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

The market price and trading volume of shares of our common stock may be volatile.

The market price of our common stock could fluctuate significantly for many reasons, including reasons unrelated to our performance, such as limited liquidity for our stock, reports by industry analysts, investor perceptions or general economic and industry conditions. Fluctuations in operating results or the failure of operating results to meet the expectations of public market analysts and investors may negatively impact the price of our securities. Quarterly operating results may fluctuate in the future due to a variety of factors that could negatively affect revenues or expenses in any particular quarter, including vulnerability of our business to a general economic downturn, changes in the laws that affect our products or operations, competition, compensation related expenses, application of accounting standards and our ability to obtain and maintain all necessary government certifications and/or licenses to conduct our business. In addition, if the market price of a company’s shares drops significantly, stockholders could institute securities class action lawsuits against the company. A lawsuit against us would cause us to incur substantial costs and could divert the time and attention of our management and other resources.

We may not pay dividends in the future. Any return on investment may be limited to the value of our common stock.

We [have never paid dividends and] do not anticipate paying cash dividends in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting us at such time as our board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if our stock price appreciates. Furthermore, requirements of Florida corporate law and bankruptcy laws may prohibit us from declaring or paying dividends on our stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

On December 1, 2017, the Company relocated its corporate headquarters from Danbury, Connecticut to New York, New York. The Company’s main office is located at 555 Madison Avenue 5th Floor Suite 506, New York, NY 10022. The Company has entered into a two-year lease at $1,010 per month for the term of the lease.

ITEM 3. LEGAL PROCEEDINGS

On November 9, 2017, the Company entered into a Confidential Settlement Agreement and Release (the “Settlement Agreement”) in connection with the case entitled Tauriga Sciences, Inc. v. Cowan, Gunteski & Co., P.A., et al.) before the United States District Court of the District of New Jersey, Civil Action No. 3:16-cv-06285 (the “Action”) to resolve all claims between the parties in the Action for aggregate cash consideration to the Company of $2,050,000. Also, as part of the Settlement Agreement, the defendants agreed to release any and all claims against the Company. Upon receipt of the Settlement Payment, the Company dismissed the Action with prejudice. The settlement amount was funded in its entirety by professional liability insurance for the defendants. The Company and the defendants also exchanged general releases of all claims against the other as part of the Settlement Agreement, including any potential derivative actions, and to avoid any future public comments on the Action, unless required by law.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Common Equity

Market Information

The Company’s common stock is traded on the OTC Bulletin Board under the symbol “TAUG” As of June 25, 2018, the Company’s common stock was held by 1,255 shareholders of record, which does not include shareholders whose shares are held in street or nominee name.

The following chart is indicative of the fluctuations in the stock prices:

	For the Years Ended March 31,
	2018		2017
	High	Low	High	Low

First Quarter	$0.0024	$0.0008	$0.0099	$0.0044
Second Quarter	$0.0013	$0.0006	$0.0080	$0.0031
Third Quarter	$0.0011	$0.0005	$0.0088	$0.0038
Fourth Quarter	$0.0011	$0.0006	$0.0062	$0.0018

April 1, 2018 to current the stock has a closing trading range of $0.0004 to $0.0008

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

Penny Stock

Our common stock is considered “penny stock” under the rules of the Securities Exchange Act of 1934. The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ Stock Market System, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or quotation system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the Commission, that:

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

On April 24, 2018, the Board approved a 75 to 1 Reverse stock split for the Company’s common stock. There will be a commensurate proportionate adjustment (reduction) to the Company’s authorized shares under the Company’s certificate of incorporation from 7,500,000,000 to 100,000,000 in accordance with the Florida Business Corporation Act Section 607.10025, which allows the Board of Directors of a Florida corporation to decrease the number of issued and outstanding shares of a class of stock, while concurrently decreasing the total authorized shares of the same class of stock in the same percentages.

Purchase of Equity Securities

On November 15, 2017, the board of directors approved the authorization for Seth Shaw, Chief Executive Officer, to repurchase Company stock on the open market or directly from investors up to a market value of $150,000. As of this report date no shares have been repurchased.

Unregistered sales of equity securities and use of proceeds

During the year ended March 31, 2017, the Company issued 33,900,000 shares of common stock at a value $135,600 ($0.004 per share) to convert notes payable in the aggregate amount of $113,000 (including a related party note in the amount of $18,000), plus a 20% conversion premium, which was recorded as interest expense in the amount of $22,600.

During the year ended March 31, 2017, the Company issued 104,375,000 shares of common stock ($0.004 per share) for aggregate proceeds of $428,500. The proceeds were used to fund ongoing operations.

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

During the year ended March 31, 2018, the Company issued 1,512,049,546 shares of common stock to holders of convertible notes to retire $601,749 in principal and $85,055 of accrued interest (at $0.000225 to $0.0012 per share) under the convertible notes.

During the year ended March 31, 2018, the Company issued 141,428,571 shares of common stock to a private investor for an aggregate value of $177,500 (at $0.0013 per share). The proceeds were used to fund ongoing operations.

During the year ended March 31, 2018, the Company issued 120,000,000 shares of common stock to Seth Shaw, the Company’s Chief Executive Officer, for an aggregate value of $150,000 ($0.00125 per share). The proceeds were used to fund ongoing operations.

During the year ended March 31, 2018, the Company issued 144,500,000 shares of common stock for services rendered and to be rendered which is reflected in stock-based compensation. Value represents contracts entered into with various consultants, with the grant date fair value amortized over the life of the contracts.

During the year ended March 31, 2018, the Company issued 85,000,000 shares of common stock as commitment fees to noteholders at an aggregate value of $86,600 ($0.001 per share).

During the year ended March 31, 2018, the Company issued 116,500,000 shares of common stock for debt and legal settlements at an aggregate value of $75,050 ($0.0006 per share).

During the year ended March 31, 2018, the Company issued 65,100,000 shares of common stock to former officers and directors for amounts previously accrued at an aggregate value of $173,999 ($0.0027 per share).

ITEM 6. SELECTED FINANCIAL DATA.

As the Company is a “smaller reporting company,” this item is inapplicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

This annual report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. Forward looking statements are often identified by words such as “will”, “may”, “projects”, “anticipate,” “expects,” “intends,” “plans,” “believes,” “seeks” and “estimates” and variations of these words and similar expressions or import are intended to identify forward-looking statements but are not intended to constitute the exclusive means of identifying such statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, including those described in “Risk Factors” contained below in this annual report, some of which are beyond our control and difficult to predict and could cause actual results, performance or achievements, or industry results to differ materially from any future results, performance or achievements, expressed or implied, by such forward-looking statements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-K. Investors should carefully consider all of such risks before making an investment decision with respect to the Company’s stock. The following discussion and analysis should be read in conjunction with our consolidated financial statements for Tauriga Sciences, Inc. Such discussion represents only the best present assessment from our Management.

COMPARISON OF THE YEAR ENDED MARCH 31, 2018 TO THE YEAR ENDED MARCH 31, 2017

Results of Operations

Revenue. We are currently developing our business and as a result we have not developed a material or consistent pattern of revenue generation. For the year ended March 31, 2018, we generated revenue of $1,188 and gross profit of $473 compared to no revenue or gross profit for the prior year.

The revenue was generated from our joint venture with Ice + Jam selling a proprietary cupuaçu butter lip balm, sold under the trademark HERMAN®.

Operating Expenses:

Marketing and advertising expense

For the year ended March 31, 2018, marketing and advertising expense was $16,712 compared to $0 for the same period in the prior year. These expenses were related to the launch of the Company’s joint venture with ICE + JAM in the marketing of HERMAN®.

Research and development

For the year ended March 31, 2018, research and development expense was $11,440 compared to $108,942 for the same period in the prior year. The prior year increased expense was due to the recording of a contingent liability in the amount of $75,000 for the contingent liability for a payment to Pilus Energy, LLC for the development of a revenue stream associated with intellectual property owned by jointly by Tauriga and Open Therapeutics. The Company also issued 3,000,000 common shares at a value of $20,400 ($0.0068 per share) during the year ended March 31, 2017 to a consultant for research and development of the ColluMauxil product line.

General and Administrative Expense

For the year ended March 31, 2018, general and administrative expenses were $1,944,195 compared to $1,432,653 for the same period in prior fiscal year. This increase of $511,542 was primarily attributable to increased cost for legal, accounting, consulting and travel associated the litigation with Cowan, Gunteski & Co., P.A., et al.

Depreciation and amortization

For the year ended March 31, 2018, depreciation and amortization expense was $796 compared to $7,034 for the same period in the prior year. Depreciation expense decreased by $6,238 due to write off obsolete equipment.

Net Loss. We generated net losses of $74,801 for the year ended March 31, 2018 compared to $2,175,521 for the same period in 2017.

Liquidity and Capital Resources

At March 31, 2018, we had cash of $12,291 compared to the prior year of $18. We have historically met our cash needs through a combination of proceeds from private placements of our securities, loans and convertible notes. Our cash requirements are generally for selling, general and administrative activities. We believe that our cash balance is not sufficient to finance our cash requirements for expected operational activities, capital improvements, and partial repayment of debt through the next 12 months.

Our operating activities provided cash of $296,312 for the year ended March 31, 2018, and we used cash in operations of $651,129 during the same period in fiscal year 2017. The principal elements of cash flow from operations for the year ended March 31, 2018 included realized and unrealized losses of $243,185 and $190,449 as well as stock-based compensation expense of $698,236 offset by a net loss of $74,801, a gain on settlement of $707,078 and a reduction in accounts payable in the amount of $205,117.

Cash used in investing activities during the year ended March 31, 2018 was $832,839 compared to $1,081 for investing activities in the prior year. In the fiscal year ended March 31, 2018, the Company purchased trading securities in the amount of $802,148 and purchased digital currency in the amount of $34,397.

Cash provided by our financing activities was $548,800 for the year ended March 31, 2017, compared to cash generated of $652,228 during the comparable period in 2017. This difference was primarily attributed to the repayment of principal on notes payable in the amount $318,500 and less proceeds from common stock sales offset by higher proceeds from convertible notes.

As of March 31, 2018, current assets exceeded our current liabilities by $367,760. Current assets increased from $2,833 at March 31, 2017 to $686,347 at March 31, 2018. The increase was primarily attributable to the cash settlement of the litigation with Cowan, Gunteski & Co., P.A., et al. The proceeds from the settlement were used to increase investment in trading securities to the amount of $610,074 as well as an increase in investment in digital currency in the amount of $22,056. Prepaid expenses also increased by $38,530. Current liabilities decreased significantly from $2,016,201 at March 31, 2017 to $318,587 at March 31, 2017. The decrease in liabilities was primarily attributable to the retirement of debt and accrued interest for cash and stock as well as the settlement and repayment of accrued expenses and accounts payable.

At March 31, 2018 the Company had strategically purchased securities of other companies as well digital currencies to most effectively leverage the cash provided from the settlement of litigation with Cowan, Gunteski & Co., P.A., et al. The Company from time to time may divest some or all of these holdings in the short term where it deems appropriate or where cash needs necessitate such a divestiture. The market value of the Company’s holdings of marketable securities and digital currency at March 31, 2018 was $632,755.

	For the years ended March 31,
	2018	2017

Cash provided by (used in) operating activities	$296,312	$(651,129)
Cash used in investing activities	(832,839)	(1,081)
Cash provided by financing activities	548,800	652,228
Net changes to cash	$12,273	$18

Going Concern

In the year ended March 31, 2018, the Company had two substantial events occur. The Company launched its joint venture product as noted above. This resulted in operations that the Company recognized its initial sales orders from. Operations from this joint venture are currently on hold while the Company works out quality control issues regarding the packaging of the individual units. As a result, the entire inventory balance has been written off. In addition, the Company settled the case entitled Tauriga Sciences, Inc. v. Cowan, Gunteski & Co., P.A., et al. that was ongoing for over one year. As a result of these two events, the Company was able to recognize a much narrower net loss to common shareholders in the amount of $307,407, however, the Company still incurred $1,972,670 in losses from operations compared to $1,548,629 in the years ended March 31, 2018 and 2017, respectively. Due to the settlement of the lawsuit, the Company was able to record $2,050,000 in other income in the year ended March 31, 2018. With the collection of proceeds from the lawsuit, the Company was able to settle long outstanding payables and pay convertible notes payable, as well as invest in trading securities to leverage its operating business. The result of this activity was that the Company went from having a working capital deficit of $2,013,368 at March 31, 2017 to having positive working capital of $367,760. The Company believes that there is uncertainty with respect to continuing as a going concern until the operating business can achieve more than nominal sales and profitable operations and sustain cash flow to operate the Company for a period of twelve months. Management’s plans with respect to this include raising capital through equity markets to fund future operations and cultivating new license agreements or acquiring ownership in technology or other operating companies or formulating relationships such as the one with BLINK. The Company intends to continue funding its operations either through cash-on-hand or through financing alternatives. In the event the Company does need to raise additional capital to fund operations or engage in a transaction, failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses, acquire new license agreements or ownership interests in life science companies and generate adequate revenues, or the agreements entered into recently are unsuccessful, there can be no assurances that the revenues will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern as determined by management. However, the accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Contractual Obligations

On December 1, 2017, the Company relocated its corporate headquarters from Danbury, Connecticut to New York, New York. The Company has entered into a two-year lease for its New York City location at $1,010 per month for the term of the lease.

Off-Balance Sheet Arrangements

As of March 31, 2018, the Company had an off-balance sheet arrangement as defined in Item 303(a)(4) of Regulation S-K.

On October 17, 2017, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with GS Capital Partners, LLC whereby the Company issued to GS Capital Partners, LLC two 8% Convertible Redeemable Notes the aggregate principal amount of $210,000. The first 8% $105,00 Convertible Redeemable Note (the “First Note”) was funded with gross cash proceeds of $100,000 to the Company on October 19, 2017 and the second 8% $105,000 Convertible Redeemable Note (the “Back-End Note”) was initially paid for by an offsetting promissory note payable by GS Capital Partners, LLC to the Company (the “Note Receivable”). The terms of the Back-End Notes require cash funding prior to any conversion thereunder. The Note Receivable is due June 17, 2018, unless certain conditions are not met, in which case both the Back-End Note and the Note Receivable may both be cancelled. During the first six months First Note and the Back-End Note are in effect, the Company may redeem either by paying to GS Capital Partners, LLC an amount as follows: (i) if the redemption is within the first 90 days either note is in effect, then for an amount equal to 120% of the unpaid principal amount of either note along with any interest that has accrued during that period or (ii) if the redemption is after the 91st day the either note is in effect, but less than the 180th day, then for an amount equal to 133% of the unpaid principal amount of either note along with any accrued interest. Neither note may be redeemed after 180 days. On April 25, 2018, the noteholder, under their rights under the contract, canceled the back-end note.

Subsequent to March 31, 2018, the Company entered into an off-balance sheet arrangement with a note holder.

On May 10, 2018, the Company entered into a securities purchase agreement with GS Capital Partners, LLC. GS Capital Partners, LLC whereby the Company issued two 8% convertible redeemable notes in the cumulative principal amount of $56,000. The first 8% note for $28,000 was funded with net proceeds of $25,000, after the deduction of $3,000 for OID. The second 8% note (the “Back-End Note”) is initially paid for by an offsetting promissory note issued by GS Capital Partners, LLC to the Company (the “Note Receivable”). The terms of the Back-End Note require cash funding prior to any conversion thereunder. The Note Receivable is due January 10, 2019., unless certain conditions are not met, in which case both the Back-End Note and the Note Receivable may both be cancelled. Both the First Note and the Back-End Note have a maturity date one year from the date of issuance upon which any outstanding principal and interest is due and payable. The amounts cash funded plus accrued interest under both the First Note and the Back-End Note are convertible into shares of the Company’s common stock at a price for each share of common stock equal to 70% of the lowest daily VWAP of the common stock as reported on the National Quotations Bureau OTC Markets market on which the Company’s shares are traded or any exchange upon which the common stock may be traded in the future, for the 15 prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. In the event the Company experiences a DTC “chill” on its shares, the conversion price shall be decreased to 60% instead of 70% while that “chill” is in effect. The Back-End Note will not be cash funded and such note, along with the Note Receivable, will be immediately cancelled if the shares do not maintain a minimum trading price during the five days prior to such funding and a certain aggregate dollar trading volume during such period. Neither the back-end note nor the note receivable have been recorded on the Company’s financial statements. Both notes have a default interest rate of 24%. The back-end note may not be repaid.

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

In January 2017, the FASB issued ASU 2017-01 Business Combinations (Topic 805), Clarifying the Definition of a Business. The amendments in this update are required for public business entities that have goodwill reported in their financial statements and have not elected the private company alternative for the subsequent measurement of goodwill. The update is intended to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. Public business entities should apply the amendments in this update to annual periods beginning after December 15, 2017. Early application is permitted under certain conditions. The Company does not expect implementation of this guidance to have a material impact on its financial position and results of operations.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments”. The amendments in this update provided guidance on eight specific cash flow issues. This update is to provide specific guidance on each of the eight issues, thereby reducing the diversity in practice in how certain transactions are classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years and interim periods within that fiscal year beginning after December 31, 2017. Early adoption is permitted. The Company does not expect implementation of this guidance to have a material impact on its financial position, results of operations and liquidity.

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

Critical Accounting Policies

Non-controlling Interests

On December 23, 2016, the Company entered into a non-exclusive, one-year license agreement (subsequently extended by an additional two-years) with Ice + Jam LLC. Under terms of the License Agreement, the Company will market Ice + Jam’s proprietary cupuaçu butter lip balm, sold under the trademark HERMAN®. To effectuate this arrangement, the Company and Ice + Jam formed a new company. Through this new Company the two parties will evenly share on a 50/50 basis any profits generated through the Company’s marketing, sales and distribution efforts. All revenue and expense from these efforts are fully consolidated in the Company’s consolidated financial statements and then the minority interest was designated as noncontrolling interest to derive at net loss attributable to common shareholders. The non-controlling interest at March 31, 2018 and 2017 was $2,196 and $0, respectively. The net loss attributable to noncontrolling interest for the years ended March 31, 2018 and 2017 was $38,674 and $0, respectively.

Revenue Recognition

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This standard provides a single set of guidelines for revenue recognition to be used across all industries and requires additional disclosures. The updated guidance introduces a five-step model to achieve its core principal of the entity recognizing revenue to depict the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted the updated guidance effective October 1, 2017 as the Company commenced sales of HERMAN® as described in Note 1 in the three months ended December 31, 2017 using the full retrospective method, however the new standard did not have a material impact on its consolidated financial position and consolidated results of operations, as it did not change the manner or timing of recognizing revenue.

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

On March 29, 2018 the Company, through Tauriga Biz Dev Corp., entered into an independent sales representative agreement with BLINK. Under this agreement the Company will be a non-exclusive independent sales representative. The Company will act on behalf of BLINK to solicit orders from potential customers for EV Stations placement. Tauriga Biz Dev Corp will be compensated upon contracting and as long as the Company’s acquired prospect remains under contract. This arrangement has the potential to earn both short term as well as long term recurring revenue by helping BLINK expand its national electric vehicle charging infrastructure and network. This sales agreement is a three-tier model based on whether Tauriga contracts the new customer to purchase equipment outright from Blink or enter into one of two revenue-sharing agreements. In the case Tauriga effectuates a sale of Blink equipment it will receive a one-time sales commission based on the sales price of the equipment sale. In the case where Tauriga secures a revenue sharing agreement with a customer where Blink remains the owner, Tauriga will be paid an on-going commission based off of gross charger revenue, subject to which party paid for the installation. Commission payments under the revenue sharing agreement are subject to minimum revenue generation hurdles.

The following is a summary of revenue for the years ended March 31, 2018 and 2017, disaggregated by type:

	2018	2017
Product Revenue	$1,188	$-
Sales Agent Revenue	-	-
	$1,188	$-

Investment in Trading Securities

Investment in trading securities consist of investments in shares of common stock of public companies which trade on public markets (such as the Nasdaq Capital Markets Stock Exchange) as well as warrants exercisable for shares of common stock of these companies. These securities are carried on the Company’s balance sheet at fair market value based on the closing prices of the shares of common stock owned on the last trading day before the balance sheet date of this report. Fluctuations in the underlying bid price of the shares of common stock result in unrealized gains or losses. The Company recognizes these fluctuations in value as other operating income or loss.

For securities sold, the Company recognizes the gains and losses attributable to these investments as realized gains or losses in other operating income or loss.

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

The Company accounts for stock-based compensation awards to non-employees in accordance with ASC 505-50, Equity-Based Payments to Non-Employees. Under ASC 505-50, the Company determines the fair value of the warrants or stock-based compensation awards granted as either the fair value of the consideration received, or the fair value of the equity instruments issued, whichever is more reliably measurable. Any stock options or warrants issued to non-employees are recorded in expense and an offset to additional paid-in capital in shareholders’ equity/(deficit) over the applicable service periods using variable accounting through the vesting dates based on the fair value of the options or warrants at the end of each period.

The Company issues stock to individual consultants for various services of business and product development. During the year ended March 31, 2017, the Company issued 144,500,000 shares of common stock for services rendered and to be rendered compared to 197,000,000 for the same period the prior year. The costs for these transactions are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The value of the common stock is measured at the earlier of (1) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached or (2) the date at which the counterparty’s performance is complete. The Company recognized consulting expense and a corresponding increase to additional paid-in-capital related to stock issued for services.

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

These consolidated financial instruments are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment to estimation. Valuations based on unobservable inputs are highly subjective and require significant judgments. Changes in such judgments could have a material impact on fair value estimates. In addition, since estimates are as of a specific point in time, they are susceptible to material near-term changes. Changes in economic conditions may also dramatically affect the estimated fair values

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management for the respective periods. The respective carrying value of certain financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash, investments, short-term notes payable, accounts payable and accrued expenses.

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

With the issuance of the July 2017 FASB ASU 2017-11, “Earnings Per Share (Topic 260) Distinguishing Liabilities from Equity (Topic 480) Derivatives and Hedging (Topic 815),” which addresses the complexity of accounting for certain financial instruments with down round features, the Company has chosen the early adopt retroactively the amendments in Part I of the standard whereby fair value derivative liabilities previously recognized were derecognized in the current and comparative periods. Under the amendments included in this update, the Company is no longer required to record changes in fair value during the period of change as a separate component of other income (expense) in the consolidated Statements of Operations.

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

The Company has identified that instruments previously carried as derivative liabilities were deemed to be such on the basis of embedded features containing down round provisions, resulting in the strike price being reduced on the basis of the pricing of future equity offerings. In accordance with the adoption of ASU 2017-11, the Company recorded a gain on derivative liability in the amount of $271,280 for the year ended March 31, 2018 compared to loss of $95,779 for the same period in the prior year. The Company also recorded a corresponding loss on extinguishment of debt in the amount of $271,280 for the year ended March 31, 2018 compared to and a loss of $95,779 for the same period in the prior year. Along with this transaction, the Company recorded a deemed dividend to shareholders in the amount of $271,280 for the year ended March 31, 2018. Prior year amounts are restated in current presentation to reflect gain on derivative liability, loss on extinguishment of debt and deemed dividend.

The three instruments affected by this adoption were the June 1, 2015, 7% Convertible Redeemable Note with a principal amount of $104,000 with a maturity date of June 1, 2016 with Union Capital, LLC which contains an anti-ratchet clause; the July 14, 2015, 12% convertible redeemable note with Group 10 Holdings, LLC having a principal amount of $96,000 issued with an original issue discount of $16,000 and the November 7, 2016, 12% convertible redeemable note with Group 10 Holdings, LLC having a principal amount of $45,000 issued with an original issue discount of $7,000. The two Group 10 Holdings, LLC notes contain a most favored nations clause, allowing the note holder to adopt any term of future convertible redeemable notes which would be beneficial to them. All of these instruments have been fully repaid or converted as of October 10, 2017.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As the Company is a “smaller reporting company,” this item is inapplicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Tauriga Sciences, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Tauriga Sciences, Inc. and Subsidiaries (the “Company”) as of March 31, 2018 and 2017, the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2018 and 2017, and the results of its consolidated operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Going Concern Consideration

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has sustained significant operating losses and needs to obtain additional financing to continue the services they provide. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KBL, LLP

We have served as the Company’s auditor since 2015.

KBL, LLP

New York, NY

June 26, 2018

TAURIGA SCIENCES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(IN US$)

	March 31, 2018	March 31, 2017
ASSETS
Current assets:
Cash	$12,291	$18
Accounts receivable	581	-
Investment - trading securities	610,699	625
Investment - digital currency	22,056	-
Prepaid expenses and other current assets	40,720	2,190
Total current assets	686,347	2,833

Property and equipment, net	2,491	961

Total assets	$688,838	$3,794

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Notes payable to individuals and companies, net of discounts	$254,847	$579,918
Accounts payable	29,865	278,628
Accrued interest	33,875	126,156
Accrued expenses	-	841,499
Liability for common stock to be issued	-	190,000
Total current liabilities	318,587	2,016,201

Other liabilities:
Contingent liability	75,000	75,000
Total other liabilities	393,587	2,091,201

Stockholders’ equity (deficit):
Common stock, par value $0.00001; 7,500,000,000 and 2,500,000,000 shares authorized, 3,919,498,166 and 1,734,920,049 issued and outstanding at March 31, 2018 and 2017, respectively	39,194	17,349
Additional paid-in capital	54,641,711	52,219,670
Accumulated deficit	(54,391,500)	(54,084,093)
Accumulated other comprehensive loss	8,042	(240,333)
Total stockholders’ equity (deficit) - Tauriga Sciences, Inc.	297,447	(2,087,407)

Noncontrolling interest in subsidiary	(2,196)	-

Total stockholders’ equity (deficit)	295,251	(2,087,407)

Total liabilities and stockholders’ equity (deficit)	$688,838	$3,794

The accompanying notes are an integral part of the consolidated financial statements.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(IN US$)

	For the Years Ended
	March 31,
	2018	2017

Revenues	$1,188	$-
Cost of goods sold	715	-

Gross profit	473	-

Operating expenses
Marketing and advertising	16,712	-
Research and development	11,440	108,942
General and administrative	1,944,195	1,432,653
Depreciation and amortization expense	796	7,034
Total operating expenses	1,973,143	1,548,629

Loss from operations	(1,972,670)	(1,548,629)

Other income (expense)
Interest expense	(291,610)	(721,408)
Loss on extinguishment of debt	(271,280)	(95,779)
Gain on derivative liability	271,280	95,779
Gain on settlement of debt	582,887	94,516
Loss on asset disposal	(783)	-
Unrealized loss on trading securities	(190,449)	-
Loss on exchange from BTC	(2,859)	-
Unrealized loss on digital currency exchange	(9,482)	-
Loss on sale of trading securities	(243,185)	-
Gain on legal settlement	2,053,350	-
Total other income (expense)	1,897,869	(626,892)

Net loss	(74,801)	(2,175,521)

Net loss attributable to non-controlling interest	(38,674)	-
Net loss attributable to controlling interest	(36,127)	(2,175,521)

Deemed dividend	(271,280)	(95,779)

Net loss attributable to common shareholders	$(307,407)	$(2,271,300)

Comprehensive loss
Net loss	$(74,801)	$(2,175,521)
Change in unrealized gain (loss) on available for sale security	-	(125)
Comprehensive loss	$(74,801)	$(2,175,646)

Income (loss) per share - fully diluted	$(0.000)	$(0.002)

Weighted average number of shares outstanding - fully diluted	2,814,667,200	1,427,819,418

The accompanying notes are an integral part of the consolidated financial statements.

TAURIGA SCIENCES, INC. AND SUBSDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN US$)

	For the Years Ended
	March 31,
	2018	2017

Cash flows from operating activities
Net loss attributable to controlling interest	$(36,127)	$(2,175,521)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Non-controlling interest adjustment	(38,674)	-
Amortization of original issue discount	26,932	23,891
Gain on settlement	(707,078)	-
Unrealized loss on digital currency	9,482	-
Depreciation and amortization	796	7,034
Non-cash interest	93,405	267,242
Amortization of debt discount	12,503	-
Common stock issued and issuable for services (including stock-based compensation)	698,236	816,168
Legal fees deducted from proceeds of notes payable	31,300	9,000
Gain on conversion of payable	-	(94,516)
Contingent liability	-	75,000
Change in derivative liability	(271,280)	(95,779)
Loss on extinguishment of debt	271,280	95,779
Loss on disposal of fixed assets	783	-
Loss on sale of digital currency	2,859	-
Loss on sale of trading securities	243,185	-
Unrealized loss on trading securities	190,449	-
Decrease (increase) in assets
Inventory	-	-
Prepaid expenses	(38,530)	310
Due from Ice+Jam	(581)	-
Increase (decrease) in liabilities
Accounts payable	(205,117)	(28,754)
Accrued interest	(23,989)	82,272
Accrued expenses	-	366,745
Cash provided by (used in) operating activities	259,834	(651,129)

Cash flows from investing activities
Purchase of securities held for resale	(802,148)	-
Contribution into Ice + Jam	36,478
Proceeds from sale of securities	6,815	-
Purchase of digital currency	(34,397)	-
Purchases of property and equipment	(3,109)	(1,081)
Cash (used in) investing activities	(796,361)	(1,081)

Cash flows from financing activities
Bank overdraft	-	(1,272)
Proceeds from notes payable	-	122,000
Repayment of principal on notes payable	(318,500)	-
Proceeds from the sale of common stock (including to be issued)	299,600	453,500
Proceeds from convertible notes	567,700	78,000
Cash provided by financing activities	548,800	652,228
Net increase in cash	12,273	18

Cash, beginning of year	18	-
Cash, end of year	$12,291	$18

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest Paid	$145,550	$-
Taxes Paid	$-	$-

NON CASH ITEMS
Conversion of notes payable and accrued interest for common stock	$686,804	$253,728
Original issue discount on notes payable and debentures	$20,450	$25,450
Shares issued for accrued expense	$74,050	$100,000
Reclassification of comprehensive loss to investments in trading securities	$248,375	$-
Deemed dividend	$271,280	$95,977
Reclassification of derivative liability to additional paid in capital	$-	$52,891
Common shares issued for share liability	$190,000	$133,000
Recognition of debt discount	$15,656	$-
Related party forgiveness of debt classified to APIC	$108,760	$-

TAURIGA SCIENCES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY(DEFICIT)

FOR THE YEARS ENDED MARCH 31, 2018 AND 2017

					Accumulated
	Number of		Additional paid-in	Accumulated	other comprehensive	Non-Controlling	Total stockholders’
	shares	Amount	capital	deficit	income (loss)	Interest	deficit

Balance at March 31, 2016	1,219,820,933	$12,199	$49,745,876	$(51,812,793)	$(240,208)	$-	$(2,294,926)

Issuance of shares for cash at $0.004 to $0.005 per share	104,375,000	$1,044	$427,456	-	-	-	428,500
Issuances of commitment shares - debt financing $0.027 to at $0.01 per share	63,800,000	638	377,912	-	-	-	378,550
Shares issued for note conversion at $0.00114 to $0.0012 per share	100,639,501	1,006	117,120	-	-	-	118,126
Stock-based compensation vesting Derivative liability recognized on debt conversion	-	-	52,891	-	-	-	52,891
Impairment of available for sale securities	-	-	-	-	(125)	-	(125)
Issuance of shares for services rendered and services to be rendered at $0.002 to $0.005 including stock based compensation at $0.0029 to $0.0088	197,000,000	1,970	814,198	-	-	-	816,168
Issuance for convertible notes to individuals at $0.004	33,900,000	339	135,261	-	-	-	135,600
Issuance of shares for settlement of accrued expenses	15,384,615	153	99,847	-	-	-	100,000
Net loss for the year ended March 31, 2017	-	-	-	(2,271,300)	-	-	(2,271,300)
Reclassification of derivative liabilities	-	-	449,109	-	-	-	449,109

Balance at March 31, 2017	1,734,920,049	$17,349	$52,219,670	$(54,084,093)	$(240,333)	$-	$(2,087,407)

Issuance of shares via private placement at $0.0007 to $0.00125 per share	261,428,571	2,614	324,886	-	-	-	327,500
Issuance of shares - stock based compensation at $0.003 to $0.01 per share	-	-	-	-	-	-	-
Issuances of commitment shares - debt financing at $0.01 per share	85,000,000	850	85,750	-	-	-	86,600
Shares issued for note conversion at $0.00035 to $0.0012 per share	1,512,049,546	15,119	671,684	-	-	-	686,803
Issuance of cashless warrants with note payable	-	-	12,546	-	-	-	12,546
Stock-based compensation vesting	-	-	701,347	-	-	-	701,347
Impairment of available for sale securities	-	-	-	-	248,375	-	248,375
Stock issued for services at $0.002 to $0.005	209,600,000	2,096	171,903	-	-	-	173,999
Issuance of shares for settlement of debt	116,500,000	1,165	73,885	-	-	-	75,050
Related party forgiveness of debt			108,760				108,760
Deemed dividend	-	-	271,280	(271,280)	-	-	-
Non-controlling interest	-	-	-	-	-	36,478	36,478
Net loss for the year ended March 31, 2018	-	-	-	(36,127)	-	(38,674)	(74,801)

Balance at March 31, 2018	3,919,498,166	$39,194	$54,641,711	$(54,391,500)	$8,042	$(2,196)	$295,251

See accompanying notes to consolidated financial statements.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2018 AND 2017

(IN US$)

NOTE 1 – BASIS OF OPERATIONS

Nature of Business

The Company, prior to December 12, 2011, was involved in the business of exploiting new technologies for the production of clean energy. The Company was then moving in the direction of a diversified biotechnology company. The mission of the Company is to evaluate potential acquisition candidates operating in the life sciences technology space.

During the quarter ended December 31, 2017, the Company launched this lip balm product (branded as HerMan®) during December 2017. The Company is hopeful that this product can provide the Company with sustainable revenue at margins that will justify the initial expense and effort. The Company believes that the initial high cost per unit of this lip balm product was largely attributable to formulation issues that have since been addressed and resolved, packing issues, fulfillment issues and shipping costs. The Company believes that future inventory costs, if there is sufficient demand will be substantially lower than the first batch on a per unit basis. The Company is exercising caution and performing due diligence to ensure that any potential opportunities in this area are appropriately evaluated.

Cupuaçu Butter Lip Balm

On December 23, 2016, the Company entered into a non-exclusive, 12-month license agreement (the “License Agreement”) with Cleveland, Ohio based cosmetics products firm Ice + Jam LLC (“Ice + Jam”). Under terms of the License Agreement, the Company will market Ice + Jam’s proprietary cupuaçu butter lip balm, sold under the trademark HerMan® and the two companies will evenly share on a 50/50 basis any profits generated through the Company’s marketing, sales and distribution efforts. The Company had agreed to pay the production, marketing and start-up costs for all product it sells to retail customers or distributors. As part of the License Agreement, the Company issued 5,000,000 common shares which had a value of $27,500, based on the closing price of the stock on the day the Company entered into the agreement ($0.005 per share). The cost of the shares will be prorated over the life of the license.

On November 27, 2017, the Company announced a 2-year extension to the existing non-exclusive License Agreement, extending the life of the License Agreement through December 23, 2019, at which time, if mutually agreed upon. the companies reserve the option to extend for an additional 2 years (if exercised at that time, this License Agreement would be extended through December 23, 2021). The two companies reserve the right to request amendment of the License Agreement at any point during the effective term of the agreement.

During the quarter ended December 31, 2017, the Company launched this lip balm product (branded as HerMan®). The Company is hopeful that that this product can provide the Company with sustainable revenue at margins that will justify the initial expense and effort. The Company believes that the initial high cost per unit of this lip balm product was largely attributable to formulation issues that have since been addressed and resolved, packing issues, fulfillment issues and shipping costs. The Company believes that future inventory costs, if there is sufficient demand, will be substantially lower than the first batch on a per unit basis. The Company is exercising caution and performing due diligence to ensure that any potential opportunities in this area are appropriately evaluated.

During February of 2018, the Company’s strategy with respect to the HerMan product was negatively impacted by a series of product defects relating to the twisting mechanism of the lip balm tube. The Company immediately made the decision to work with the manufacturer to permanently address and fix this defect issue (which the Company believes has affected approximately 30% of the initial product batch. This issue significantly increases the risk associated with this business opportunity and there can be no guarantee that this will be satisfactorily solved.

The Company recognized sales of the HerMan® product in the year ended March 31, 2018 in the aggregate amount of $1,118. The Company has removed the product from the website and is working with the manufacturer to resolve product quality issues. As a result of the quality control issues regarding the packaging, the Company has written off the remaining inventory of $16,897 as they complete the re-design of the packaging of this product as they have determined that the units are not usable.

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

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2018 AND 2017

(IN US$)

NOTE 1 – BASIS OF OPERATIONS (CONTINUED)

Nature of Business (Continued)

Pilus Energy

On November 25, 2013, the Company executed a definitive merger agreement to acquire Pilus Energy, LLC (“Pilus”), an Ohio limited liability company and a developer of alternative cleantech energy platforms using proprietary microbial solutions that create electricity while consuming polluting molecules from wastewater. On January 28, 2014, the Company completed its acquisition of Pilus. As a condition of the acquisition, the shareholders of Pilus received a warrant to purchase 100,000,000 shares of common stock of the Company, which represented a fair market value of approximately $2,000,000, and, based upon whether the Warrants issued to Pilus represented at least 5% the then outstanding and fully diluted capitalization of the Company, Pilus had been granted an option to appoint a member to the Company’s board of directors. No board member had been appointed by Pilus to the Company’s board. In addition, the Company paid Open Therapeutics, LLC (f/k/a Bacterial Robotics, LLC and Microbial Robots, LLC) (“Open Therapeutics”), formerly the parent company of Pilus, $50,000 on signing the merger agreement and $50,000 at the time of closing. Pilus’ principal asset on its balance sheet at the time of the acquisition was its US patent relating to its cleanwater technology. The Company determined that the value of the acquisition on January 28, 2014 would be equal to the value of cash paid to Pilus plus the value of the 100,000,000 warrants the Company issued to acquire Pilus. Through March 31, 2014, the Company amortized the patent over its estimated useful life, then on March 31, 2014, the Company conducted its annual impairment test and determined that the entire unamortized balance should be impaired as the necessary funding to further develop the patent was not available at that time.

On December 22, 2016, the Company entered in a membership interest transfer agreement with Open Therapeutics whereby the Company sold 80% of its membership interest in Pilus back to Open Therapeutics. Open Therapeutics agreed to terminate and cancel 80% of the unexercised portion of the warrant to purchase 28,917,647 shares (or 23,134,118 warrants) of the Company’s common stock. Open Therapeutics agreed to pay to the Company 20% of the net profit generated Pilus Energy from its previous year’s earnings, if any. The first $75,000 of such payments would be retained by Pilus Energy as additional consideration for the sale, which is reflected as a contingent liability on the Company’s consolidated balance sheet. The Company further agreed it would vote its 20% membership interest in Pilus Energy in the same manner that Open Therapeutics votes its membership interest on all matters for which a member vote is required. Through March 31, 2018, there has been no activity recorded by Open Therapeutics with respect to Pilus Energy, and thus the $75,000 remains contingently owed to them.

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

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2018 AND 2017

(IN US$)

NOTE 1 – BASIS OF OPERATIONS (CONTINUED)

Nature of Business (Continued)

Tauriga Biz Dev Corp

On January 4, 2018, the Company announced that its Board of Directors unanimously approved the formation a wholly-owned subsidiary focused on acquiring interest(s) in patents and other intellectual property. This subsidiary, incorporated in Delaware, was named Tauriga IP Acquisition Corp. The Company has committed to funding the subsidiary with up to $300,000 from its available cash. On March 25, 2018, the Company changed the name to Tauriga Biz Dev Corp.

On March 29, 2018 the Company, through Tauriga Biz Dev Corp., entered into an independent sales representative agreement with Blink Charging Company (NASDAQ: BLN K) (“BLINK”). Under this agreement the Company will be a non-exclusive independent sales representative. The Company will act on behalf of BLINK to solicit orders from potential customers for EV (“Electric Vehicle”) Stations placement. Tauriga Biz Dev Corp will be compensated upon contracting and as long as the Company’s acquired prospect remains under contract. This arrangement has the potential to earn both short term as well as long term recurring revenue by helping BLINK expand its national electric vehicle charging infrastructure and network. This sales agreement is a three-tier model based on whether Tauriga contracts the new customer to purchase equipment outright from Blink or enter into one of two revenue-sharing agreements. In the case Tauriga effectuates a sale of Blink equipment it will receive a one-time sales commission based on the sales price of the equipment sale. In the case where Tauriga secures a revenue sharing agreement with a customer where Blink remains the owner, Tauriga will be paid an on-going commission based off of gross charger revenue, subject to which party paid for the installation. Commission payments under the revenue sharing agreement are subject to minimum revenue generation hurdles.

Going Concern

In the year ended March 31, 2018, the Company had two substantial events occur. The Company launched its joint venture product as noted above. This resulted in operations that the Company recognized its initial sales orders from. Operations from this joint venture are currently on hold while the Company works out quality control issues regarding the packaging of the individual units. As a result, the entire inventory balance has been written off. In addition, the Company settled the case entitled Tauriga Sciences, Inc. v. Cowan, Gunteski & Co., P.A., et al. that was ongoing for over one year. As a result of these two events, the Company was able to recognize a much narrower net loss to common shareholders in the amount of $74,801, however, the Company still incurred $1,972,670 in losses from operations compared to $1,548,629 in the years ended March 31, 2018 and 2017, respectively. Due to the settlement of the lawsuit, the Company was able to record $2,050,000 in other income in the year ended March 31, 2018. With the collection of proceeds from the lawsuit, the Company was able to settle long outstanding payables and pay convertible notes payable, as well as invest in trading securities to leverage its operating business. The result of this activity was that the Company went from having a working capital deficit of $2,013,368 at March 31, 2017 to having positive working capital of $367,760. The Company believes that there is uncertainty with respect to continuing as a going concern until the operating business can achieve more than nominal sales and profitable operations and sustain cash flow to operate the Company for a period of twelve months. Management’s plans with respect to this include raising capital through equity markets to fund future operations and cultivating new license agreements or acquiring ownership in technology or other operating companies or formulating relationships such as the one with BLINK. The Company intends to continue funding its operations either through cash-on-hand or through financing alternatives. In the event the Company does need to raise additional capital to fund operations or engage in a transaction, failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses, acquire new license agreements or ownership interests in life science companies and generate adequate revenues, or the agreements entered into recently are unsuccessful, there can be no assurances that the revenues will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern as determined by management. However, the accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2018 AND 2017

(IN US$)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidated Financial Statements

The consolidated financial statements include the accounts and activities of Tauriga Sciences, Inc. and its wholly-owned Canadian subsidiary, Tauriga Canada, Inc. and its subsidiary Tauriga Biz Dev Corp. (formerly known as Tauriga IP Acquisition Corp.) formed January 4, 2018. All intercompany transactions have been eliminated in consolidation. As of March 31, 2018, there has been no activity in Tauriga Biz Dev Corp.

Non-controlling Interests

On December 23, 2016, the Company entered into a non-exclusive, one-year license agreement (subsequently extended by an additional two-years) with Ice + Jam LLC. Under terms of the License Agreement, the Company will market Ice + Jam’s proprietary cupuaçu butter lip balm, sold under the trademark HerMan®. To effectuate this arrangement, the Company and Ice + Jam formed a new company. Through this new Company the two parties will evenly share on a 50/50 basis any profits generated through the Company’s marketing, sales and distribution efforts. All revenue and expense from these efforts are fully consolidated in the Company’s consolidated financial statements and then the minority interest is designated as noncontrolling interest to derive at net loss attributable to common shareholders. The non-controlling interest at March 31, 2018 and 2017 was $2,196 and $0, respectively. The net loss attributable to noncontrolling interest for the years ended March 31, 2018 and 2017 was $38,674 and $0, respectively.

Revenue Recognition

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This standard provides a single set of guidelines for revenue recognition to be used across all industries and requires additional disclosures. The updated guidance introduces a five-step model to achieve its core principal of the entity recognizing revenue to depict the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted the updated guidance effective October 1, 2017 as the Company commenced sales of HerMan® as described in Note 1 in the three months ended December 31, 2017 using the full retrospective method, however the new standard did not have a material impact on its consolidated financial position and consolidated results of operations, as it did not change the manner or timing of recognizing revenue.

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

On March 29, 2018 the Company, through Tauriga Biz Dev Corp., entered into an independent sales representative agreement with BLINK. Under this agreement the Company will be a non-exclusive independent sales representative. The Company will act on behalf of BLINK to solicit orders from potential customers for EV Stations placement. Tauriga Biz Dev Corp will be compensated upon contracting and as long as the Company’s acquired prospect remains under contract. This arrangement has the potential to earn both short term as well as long term recurring revenue by helping BLINK expand its national electric vehicle charging infrastructure and network. This sales agreement is a three-tier model based on whether Tauriga contracts the new customer to purchase equipment outright from Blink or enter into one of two revenue-sharing agreements. In the case Tauriga effectuates a sale of Blink equipment it will receive a one-time sales commission based on the sales price of the equipment sale. In the case where Tauriga secures a revenue sharing agreement with a customer where Blink remains the owner, Tauriga will be paid an on-going commission based off of gross charger revenue, subject to which party paid for the installation. Commission payments under the revenue sharing agreement are subject to minimum revenue generation hurdles.

Commissions earned under this contract with Tauriga Biz Dev Corp will be recorded as revenue when earned. Based on a binding agreement in place between BLINK and the referral provided by the Company, revenue will be recorded based on equipment value purchased or placed in service as well as the length of the contract. The Company is currently working towards its goal of generating potential revenue deriving from this Reseller Agreement with Blink.

The following is a summary of revenue for the years ended March 31, 2018 and 2017, disaggregated by type:

	2018	2017
Product Revenue	$1,188	$-
Sales Agent Revenue	-	-
	$1,188	$-

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2018 AND 2017

(IN US$)

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

Foreign Currency Translation

As of the quarter ended June 30, 2012, the Company considers the U.S. dollar to be its functional currency. Prior to March 31, 2012, the Company considered the Canadian dollar to be its functional currency. Assets and liabilities were translated into U.S. dollars at year-end exchange rates. Statement of operations amounts were translated using the average rate during the year. Gains and losses resulting from translating foreign currency financial statements were included in accumulated other comprehensive gain or loss, a separate component of stockholders’ equity (deficit).

Cash Equivalents

For purposes of reporting cash flows, cash equivalents include investment instruments purchased with an original maturity of three months or less. At March 31, 2018, the Company’s cash on deposit with financial institutions did not exceed the total FDIC insurance limit of $250,000. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits. The Company has opened an account with another major financial institution and plans to mitigate its cash concentration in the future. The Company had no cash equivalents as of March 31, 2018.

Investment in Trading Securities

Investment in trading securities consist of investments in shares of common stock of companies traded on public markets as well as publicly traded warrants of these companies. These shares are carried on the Company’s balance sheet at fair value based on the closing price of the shares owned on the last trading day before the balance sheet date of this report. Fluctuations in the underlying bid price of the stocks result in unrealized gains or losses. The Company recognizes these fluctuations in value as other operating income or loss.

For investments sold, the Company recognizes the gains and losses attributable to these investments as realized gains or losses in other operating income or loss.

Inventory

Inventory consists of finished goods in salable condition and is stated at the lower of cost or market determined by the first-in, first-out method. The inventory consists of packaged, labeled salable inventory. Shipping of product to finished good inventory fulfillment center is also included in the total inventory cost. Shipping of product upon sale for online sales is paid by the customer upon ordering. For wholesale product orders shipping cost is paid by the Company. As a result of the quality control issues regarding the packaging, the Company has written off the remaining inventory of $16,897 as they complete the re-design of the packaging of this product as they have determined that the units are not usable.

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

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2018 AND 2017

(IN US$)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Intangible Assets

Intangible assets consisted of licensing fees and a patent prior to being impaired which were stated at cost. Licenses were amortized over the life of the agreement and patents were amortized over the remaining life of the patent at the date of acquisition

Net Income (Loss) Per Common Share

The Company computes per share amounts in accordance with FASB ASC Topic 260 “Earnings per Share” (“EPS”), which requires presentation of basic and diluted EPS. Basic EPS is computed by dividing the income (loss) available to Common Stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of Common Stock and Common Stock equivalents outstanding during the periods; however, potential common shares are excluded for period in which the Company incurs losses, as their effect is anti-dilutive. For the years ended March 31, 2018 and 2017, basic and fully diluted earnings per share were the same as the Company had a loss in each of these periods.

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

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2018 AND 2017

(IN US$)

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

Research and Development

The Company expenses research and development costs as incurred. Research and development costs were $11,440 and $108,942 for the years ended March 31, 2018 and 2017, respectively. The Company is continually evaluating products and technologies in the natural wellness space, including its cupuaçu butter lip balm, as well as any other intellectual property related technologies. As the Company investigates and develops relationships in these areas resultant expenses for trademark filings, license agreements, product development and design materials will be expensed as research and development. Some costs will be accumulated for subsidiaries prior to formation of entities.

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

These consolidated financial instruments are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment to estimation. Valuations based on unobservable inputs are highly subjective and require significant judgments. Changes in such judgments could have a material impact on fair value estimates. In addition, since estimates are as of a specific point in time, they are susceptible to material near-term changes. Changes in economic conditions may also dramatically affect the estimated fair values

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management for the respective periods. The respective carrying value of certain financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash, investments, short-term notes payable, accounts payable and accrued expenses.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2018 AND 2017

(IN US$)

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

With the issuance of the July 2017 FASB ASU 2017-11, “Earnings Per Share (Topic 260) Distinguishing Liabilities from Equity (Topic 480) Derivatives and Hedging (Topic 815),” which addresses the complexity of accounting for certain financial instruments with down round features, the Company has chosen the early adopt retroactively the amendments in Part I of the standard whereby fair value derivative liabilities previously recognized were derecognized in the current and comparative periods. Under the amendments included in this update, the Company is no longer required to record changes in fair value during the period of change as a separate component of other income (expense) in the consolidated Statements of Operations.

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

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2018 AND 2017

(IN US$)

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

The Company has identified that instruments previously carried as derivative liabilities were deemed to be such on the basis of embedded features containing down round provisions, resulting in the strike price being reduced on the basis of the pricing of future equity offerings. In accordance with the adoption of ASU 2017-11, the Company recorded a gain on derivative liability in the amount of $271,280 for the year ended March 31, 2018 compared to loss of $95,779 for the same period in the prior year. The Company also recorded a corresponding loss on extinguishment of debt in the amount of $271,280 for the year ended March 31, 2018 compared to and a loss of $95,779 for the same period in the prior year. Along with this transaction, the Company recorded a deemed dividend to shareholders in the amount of $271,280 for the year ended March 31, 2018. Prior year amounts are restated in current presentation to reflect gain on derivative liability, loss on extinguishment of debt and deemed dividend.

The three instruments affected by this adoption were the June 1, 2015, 7% Convertible Redeemable Note with a principal amount of $104,000 with a maturity date of June 1, 2016 with Union Capital, LLC which contains an anti-ratchet clause; the July 14, 2015, 12% convertible redeemable note with Group 10 Holdings, LLC having a principal amount of $96,000 issued with an original issue discount of $16,000 and the November 7, 2016, 12% convertible redeemable note with Group 10 Holdings, LLC having a principal amount of $45,000 issued with an original issue discount of $7,000. The two Group 10 Holdings, LLC notes contain a most favored nations clause, allowing the note holder to adopt any term of future convertible redeemable notes which would be beneficial to them. All of these instruments have been fully repaid or converted as of October 10, 2017.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2018 AND 2017

(IN US$)

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

As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by ASC 740 and concluded that the tax position of the Company does not meet the more-likely-than-not threshold as of March 31, 2018.

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

In January 2017, the FASB issued ASU 2017-01 Business Combinations (Topic 805), Clarifying the Definition of a Business. The amendments in this update are required for public business entities that have goodwill reported in their financial statements and have not elected the private company alternative for the subsequent measurement of goodwill. The update is intended to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. Public business entities should apply the amendments in this update to annual periods beginning after December 15, 2017. Early application is permitted under certain conditions. The Company does not expect implementation of this guidance to have a material impact on its financial position and results of operations.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2018 AND 2017

(IN US$)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments”. The amendments in this update provided guidance on eight specific cash flow issues. This update is to provide specific guidance on each of the eight issues, thereby reducing the diversity in practice in how certain transactions are classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years and interim periods in those fiscal years beginning after December 31, 2017. Early adoption is permitted. The Company does not expect that implementing this guidance to have a material impact on its financial position, results of operations and liquidity.

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

NOTE 3– INVENTORY

As a result of the quality control issues regarding the packaging, the Company has written off the remaining inventory of $16,897 as they complete the re-design of the packaging of this product as they have determined that the units are not usable.

The Company has removed the product from the website and is working with the manufacturer to resolve these issues. The Company as a result of this, has no Inventory as of March 31, 2018 and 2017, respectively.

NOTE 4– PROPERTY AND EQUIPMENT

The Company’s property and equipment is as follows:

	March 31, 2018	March 31, 2017	Estimated Life

Computers, office furniture and equipment	$59,051	$57,023	3-5 years

Less: accumulated depreciation	(56,560)	(56,062)

Net	$2,491	961

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2018 AND 2017

(IN US$)

NOTE 4– PROPERTY AND EQUIPMENT (CONTINUED)

Depreciation expense for years ended March 31, 2018 and 2017 was $796 and $7,034, respectively. Included in depreciation expense for the year ended March 31, 2018 was $298 which was recorded on computer equipment which was disposed of in this year. The Company recognized a loss on disposal of $783.

NOTE 5 – COMMITMENTS

On December 23, 2016, the Company entered into a non-exclusive, one-year, license agreement (the “License Agreement”) with Cleveland, Ohio based cosmetics products firm Ice + Jam. Under terms of the License Agreement, the Company will market Ice + Jam’s proprietary cupuaçu butter lip balm sold under the trademark HerMan® and the two companies will share on a 50/50 basis any profits earned through the Company’s marketing, sales and distribution efforts.

On November 27, 2017, the Company announced a 2-year extension to the existing non-exclusive License Agreement, extending the life of the License Agreement through December 23, 2019. Based on mutual agreement, at that time, the companies reserve the option to extend for an additional two years (if exercised at that time, this License Agreement would be extended through December 23, 2021).

On December 1, 2017, the Company relocated its corporate headquarters from Danbury, Connecticut to New York, New York. The Company has entered into a two-year lease at $1,010 per month for the term of the lease. The Company recorded rent expense of $5,794 for the year ended March 31, 2018 compared to $0 for the same period in prior year.

Lease obligation for Fiscal Year Ended March 31,
2019	12,120
2020	8,080

NOTE 6 – INTANGIBLE ASSETS

Patents:

Pilus Energy, LLC

The Company, through the acquisition of Pilus Energy on January 28, 2014, acquired a patent to develop cleantech energy using proprietary microbiological solution that creates electricity while consuming polluting molecules from wastewater.

On December 22, 2016, the Company entered in a membership interest transfer agreement with Open Therapeutics whereby the Company sold 80% of its membership interest in Pilus to Open Therapeutics. Open Therapeutics agreed to terminate and cancel 80% of the unexercised portion of Open Therapeutics agreed to pay to the Company 20% of the net profit generated Pilus Energy from its previous year’s earnings, if any. The first $75,000 of such payments would be retained by Pilus Energy as additional consideration for the sale, which is reflected as a contingent liability on the Company’s consolidated balance sheet. The Company further agreed it would vote its 20% membership interest in Pilus Energy in the same manner that Open Therapeutics votes its membership interest on all matters for which a member vote is required. Through March 31, 2018, there has been no activity recorded by Open Therapeutics with respect to Pilus Energy, and thus the $75,000 remains contingently owed to them.

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

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2018 AND 2017

(IN US$)

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

With the issuance of the July 2017 FASB ASU 2017-11, “Earnings Per Share (Topic 260) Distinguishing Liabilities from Equity (Topic 480) Derivatives and Hedging (Topic 815),” which addresses the complexity of accounting for certain financial instruments with down round features, the Company has chosen the early adopt retroactively the amendments in Part I of the standard whereby fair value derivative liabilities previously recognized were derecognized in the current and comparative periods. Under the amendments included in this update, the Company is no longer required to record changes in fair value during the period of change as a separate component of other income (expense) in the consolidated Statements of Operations.

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

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2018 AND 2017

(IN US$)

NOTE 7 – DERIVATIVE LIABILITIES EMBEDDED IN CONVERTIBLE NOTES (CONTINUED)

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

The Company has identified that instruments previously carried as derivative liabilities were deemed to be such on the basis of embedded features containing down round provisions, resulting in the strike price being reduced on the basis of the pricing of future equity offerings. In accordance with the adoption of ASU 2017-11, the Company recorded a gain on derivative liability in the amount of $271,280 for the year ended March 31, 2018 compared to a gain of $95,779 for the same period in the prior year. The Company also recorded a corresponding loss on extinguishment of debt in the amount of $271,280 for the year ended March 31, 2018 compared to a loss of $95,779 for the same period in the prior year. Along with this transaction, the Company recorded a deemed dividend to shareholders in the amount of $271,280 for the year ended March 31, 2018.

The three instruments affected by this adoption were the June 1, 2015, 7% Convertible Redeemable Note with a principal amount of $104,000 with a maturity date of June 1, 2016 with Union Capital, LLC which contains an anti-ratchet clause; the July 14, 2015, 12% convertible redeemable note with Group 10 Holdings, LLC having a principal amount of $96,000 issued with an original issue discount of $16,000 and the November 7, 2016, 12% convertible redeemable note with Group 10 Holdings, LLC having a principal amount of $45,000 issued with an original issue discount of $7,000. The two Group 10 Holdings, LLC notes contain a most favored nations clause, allowing the note holder to adopt any term of future convertible redeemable notes which would be beneficial to them. All of these instruments have been fully repaid or converted as of October 10, 2017.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2018 AND 2017

(IN US$)

NOTE 8 – NOTES PAYABLE AND CONVERTIBLE NOTES

Notes payable and convertible notes consisted of the following as of:

		March 31, 2018	March 31, 2017
Convertible note payable – Union Capital – (Jun 15)	(a)	$-	$121,800
Convertible note payable - Group 10 - (Jul 15)	(b)	-	113,280
Convertible note payable - Group 10 - (Aug 16)	(c)	-	-
Convertible note payable - Group 10 - (Nov 16)	(d)	-	45,000
Convertible note payable - Group 10 - (Mar 17)	(e)	-	-
Alternative Strategy Partners PTE Ltd. – (Sep 15)	(f)	90,000	90,000
ADAR Bays -Dec 2016	(g)	-	67,045
ADAR Bays -Feb 2017	(h)	-	27,500
Eagle Equities, LLC - Jan 2017	(i)	-	18,000
Eagle Equities, LLC - Mar 2017	(j)	-	35,000
Eagle Equities, LLC - Jun 2017	(k)	-	-
GS Capital Partners LLC - Apr 2017	(l)	-	-
GS Capital Partners LLC - May 2017	(m)	-	-
GS Capital Partners LLC - Jun 2017	(n)	-	-
ADAR Bays -August 2017	(o)	-	-
GS Capital Partners LLC - August 2017	(p)	-	-
ADAR Bays -September 2017	(q)	-	-
GS Capital Partners LLC - Oct 2017	(r)	105,000	-
ADAR Bays -October 2017	(s)	-	-
ADAR Bays - February 2018	(t)	-	-
GS Capital Partners LLC - March 2018	(u)	48,000	-
Individuals – June 2015	(v)	-	20,000
Individuals – Feb to April 2013	(w)	15,000	48,775
Total notes payable and convertible notes		258,000	586,400
Less - note discounts		(3,153)	(6,482)
Less - current portion of these notes		(254,847)	(579,918)
Total notes payable and convertible notes, net discounts		$-	$-

(a)	Twelve-month $104,000 convertible note, dated June 1, 2015 bearing interest at the rate of 7% per annum, and having a default rate of 24%. The note matured in June 2016. The Company granted the noteholder 12,500,000 shares of Company common stock as a commitment fee in consideration of the note. The Company defaulted on the note on July 15, 2015 with the Company’s delisting from the OTCQB market resulting from failure to timely file the Company’s annual report with the SEC. Due to the breach, the outstanding principal due under this note was increased by 50% to $156,000, then increased again another 10% to $171,600. Pursuant to the terms of the this note, at any time Union Capital (“Union”) was able to convert any principal and interest due to it at a 20% discount to the lowest closing bid price of Company common stock for the five trading days prior to the conversion notice. Additionally, the discount would have been adjusted on a ratchet basis in the event the Company offers a more favorable discount rate or look-back period to a third party during the term of the Union. Under multiple conversions, Union retired the entire note for 305,432,752 shares converting $171,600 of principal and $73,250 of interest.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2018 AND 2017

(IN US$)

NOTE 8 – NOTES PAYABLE AND CONVERTIBLE NOTES (CONTINUED)

(b)	Twelve-month $96,000 convertible note, bearing 20% original issue discount, dated July 14, 2015 bearing interest at the rate of 12% per annum, and having a default rate of 18%. The note matured in May 2016. The Company granted the noteholder 15,000,000 shares of Company common stock as a commitment fee in consideration of the note. The Company defaulted on the note on July 15, 2015 with the Company’s delisting from the OTCQB market resulting from failure to timely file the Company’s annual report with the SEC. Due to the breach, the outstanding principal due under this note was increased by 18% to $113,280. The holder had the right, but not the obligation, to convert all or any portion of the outstanding principal amount, accrued interest and fees due and payable thereon into fully paid and non-assessable shares of common stock of borrower at the conversion price, which was the lesser of (a) 50% multiplied by the lowest closing price as of the date a notice of conversion is given (which represents a discount rate of 50%) or (b) $0.005. If the market capitalization of the Company is less than $1,000,000 on the day immediately prior to the date of the notice of conversion, then the conversion price shall be 25% multiplied by the lowest closing price as of the date a notice of conversion is given (which represents a discount rate of 75%). Additionally, if the closing price of the borrower’s common stock on the day immediately prior to the date of the notice of conversion is less than $0.001 then the conversion price shall be 25% multiplied by the lowest closing price as of the date a notice of conversion is given (which represents a discount rate of 75%). On October 10, 2017, the Company entered into an amendment to a convertible note dated July 14, 2015 with the noteholder, Group 10, pursuant to a note amendment dated May 11, 2017. This amendment waived the right of the holder to convert outstanding principal and interest at 75% discount to the lowest conversion price and prescribed that future conversions would take place at a rate not lower than 55% of the lowest trading price. Subsequent to the agreement, the noteholder completed a final conversion to fully retire this note, with the Company issuing 121,249,200 shares for the amount of $27,281 of principal and interest ($0.000225 per share). On December 6, 2016, Group 10 formally notified the Company of the amount of the default penalty being charged under their default penalty clause. This penalty resulted in the amount of $348,000 being recorded as interest expense. On November 28, 2017, the Company entered into a settlement agreement whereby this penalty was fully satisfied for a one-time cash payment of $60,000 and the issuance of 25,000,000 shares of common stock valued at $15,000 ($0.0006 per share).

(c)	Twelve-month $48,000 convertible note, with original issue discount in the amount of $8,000, dated August 3, 2016 bearing interest at the rate of 12% per annum, and having a default rate of 18%. The note matured in May 2016. The Company granted noteholder 8,000,000 shares of Company common stock for a commitment fee in consideration of the note. For the period of October 1, 2016 to December 5, 2016, the Company was not current with its periodic reporting under Section 13 of the Exchange Act and failed to timely file, when due, any SEC reports, which was considered an event of default. Following the occurrence and during the continuance of an event of default, the Company agreed to pay to the holder in the amount equal to $1,000 per business day commencing the business day following the date of the event of default. The default penalty of $45,000 for the period of 45 days was settled for 10,000,000 common shares of Company stock ($0.0045 per share). This amount was recorded as interest expense. On November 7, 2016, the holder converted $50,160 ($0.00114 per share) into 44,000,000 common shares. Upon conversion the note had a face value of $48,000 with accrued interest of $2,160.

(d)	Twelve-month $45,000 convertible note, with original issue discount in the amount of $7,000, dated November 7, 2016 bearing interest at the rate of 12% per annum and having a default rate of 18%. The note matured in November 2017. The Company granted the noteholder 8,000,000 shares of Company common stock as a commitment fee in consideration of the note. If any event of default occurs, the outstanding principal shall be increased to 118% of the outstanding principal. The holder had the right, but not the obligation, to convert all or any portion of the outstanding principal amount, accrued interest and fees due and payable thereon into fully paid and non-assessable shares of common stock of borrower at the conversion price, which meant the lesser of (a) 50% multiplied by the lowest closing price as of the date a notice of conversion is given (which represented a discount rate of 50%) or (b) $0.003. If the market capitalization of the Company was less than $1,000,000 on the day immediately prior to the date of the notice of conversion, then the conversion price was set at 25% multiplied by the lowest closing price as of the date a notice of conversion is given (which represents a discount rate of 75%). Additionally, if the closing price of the Company’s common stock on the day immediately prior to the date of the notice of conversion was less than $0.001, then the conversion price was 25% multiplied by the lowest closing price as of the date a notice of conversion is given (which represents a discount rate of 75%). This note was allowed to be prepaid in cash by the Company after 180 days until maturity, including a prepayment penalty of 145% of the prepayment amount. On October 10, 2017, the Company fully retired this note for a cash payment of $72,458, including principal of $45,000; a 45% prepayment penalty of $22,620, recorded as interest expense as well as accrued interest of $4,838. As part of this negotiation, the Company agreed to and did issue 10,000,000 shares of common stock on January 8, 2018 at a value of $1,000 ($0.0001 per share).

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2018 AND 2017

(IN US$)

NOTE 8 – NOTES PAYABLE AND CONVERTIBLE NOTES (CONTINUED)

(e)	Twelve-month $40,000 convertible note with original issue discount in the amount of $5,000 dated March 31, 2017. As additional consideration for the purchase of the note, the Company issued 15,000,000 shares of common stock. This note bore a 12% interest per annum with a default interest rate of 18%. In the event default occurred, the outstanding principal amount of this debenture was to increase to 118% of the outstanding principal amount of this debenture. The holder had the right to convert any portion of the outstanding principal amount, accrued interest and fees due and payable thereon into fully paid and non-assessable shares of common stock of borrower at the conversion price, (the “conversion shares”) which meant the lesser of (a) 60% multiplied by the lowest closing price during the 35 trading days prior to the notice of conversion is given (which represents a discount rate of 40%) or (b) $0.002. If the market capitalization of the Company was less than $1,000,000 or the closing price of the Company’s common stock was below $0.001 on the day immediately prior to the date of the notice of conversion, then the conversion price was to be 25% multiplied by the lowest closing price during the 35 trading days prior to the date a notice of conversion is given (which represents a discount rate of 75%). The Company was able to prepay in cash the principal amount of this debenture and accrued interest thereon, with a premium payment equal to 145% of the prepayment amount. Prepayments after 180 days but before maturity were subject to the approval of holder. The note was effective as of March 31, 2017 but was not funded until April 3, 2017; accordingly, this amount is not included in the balance of notes payable and there was no accrued interest reflected as of March 31, 2017. On June 26, 2017, the Company settled this note in full for a one-time cash payment in the amount of $59,659. The Company recorded, as interest expense, a prepayment penalty of $18,594 in addition to the repayment of accrued interest of $1,065.

(f)	Three-month $180,000 non-convertible debenture (“note”) dated September 23, 2015 bearing and interest rate of 11.50% per annum. The note matured in December 2015. The Company received cash of $90,000 ($75,000 wired directly to the Company and $15,000 wired directly from ASP to compensate a consultant). The balance of this note ($90,000) was to be wired directly to a Japanese based consumer product firm called Eishin, Inc., but the holder never provided any documentation evidencing that $90,000 was paid to Eishin. The Company is in dispute with the noteholder, and noteholder and has not recorded this liability as of December 31, 2017 or March 31, 2017. If the proper documentation is provided to the Company, the Company will record the liability at that time. The Company has not received any type of default notice with respect to this $180,000 non-convertible note. Additionally, the Company has not received any shares in Eishin Co., Ltd. up to this point. The Company did follow up with Eishin in March 2017, and it was noted that Eishin did not reflect the Company as having this ownership. As a result, the additional $90,000 has not been recognized as outstanding. As of March 31, 2018, this note had accrued interest of $23,468.

(g)	Fifty-eight-day $60,950 convertible note dated December 19, 2016, with original issue discount in the amount of $7,950 bearing an interest rate of 12% with a default interest rate of 24%. As additional consideration for the purchase of the note, the Company issued the noteholder 5,000,000 common shares as a commitment fee recorded at a value of $32,000 ($0.0065 per share). The holder of this note was entitled to convert any amount of the principal face amount of this note then outstanding into shares of the Company’s common stock at a conversion price for each share of Common Stock equal to 80% of the lowest trading price (representing a 20% discount) of the common stock for the 20 trading days immediately preceding the delivery of a notice of conversion. If the note was outstanding on the 6-month anniversary, then the conversion discount would have increased from 20% to 35% such that the conversion price would be equal to 65%. On February 15, 2017, the Company defaulted on the note for failure to timely pay principal and interest upon maturity. Since this note was not paid at maturity, the outstanding principal due under this note increased by 10% to $67,045. This note was further guaranteed by Seth Shaw, Chief Executive Officer of the Company. Mr. Shaw pledged 37,500,000 shares of his common stock as collateral for payment obligation under this note. As of August 8, 2017, the Company fully converted the principal and accrued interest of $56,896 for 125,007,653 common shares.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2018 AND 2017

(IN US$)

NOTE 8 – NOTES PAYABLE AND CONVERTIBLE NOTES (CONTINUED)

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

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2018 AND 2017

(IN US$)

NOTE 8 – NOTES PAYABLE AND CONVERTIBLE NOTES (CONTINUED)

(j)	The first of two twelve-month convertible notes as part of a securities purchase agreement, dated March 20, 2017, to sell one year 8% convertible notes totaling $70,000 ($35,000 each). As additional consideration under this security purchase agreement, the Company issued to the noteholder 16,000,000 shares of restricted common stock valued at $43,200 ($0.0027 per share). Both notes mature on March 20, 2018. On March 22, 2017, the noteholder funded the first note through the direct payment of cash to third parties. The holder of the notes was entitled to convert any amount of the principal face amount of this note then outstanding into shares of the Company’s common stock at a conversion price for each share equal to 75% of the lowest closing bid price for the 10 prior trading days. During the first 180 days, the Company was permitted to prepay the principal amount of this note and accrued interest thereon, with a premium as follows: (a) there was no prepayment penalty for redemptions in the first 30 days after the note issuance; (b) 110% of the prepayment amount if such prepayment was made at any time from 31 days after the issuance date until 60 days after the issuance date; (c) 115% of the prepayment amount if such prepayment was made at any time from 61 days after the issuance date until90 days after the issuance date made; (d) 120% of the prepayment amount if such prepayment was made at any time from 91 days after the issuance date until 120 days after the issuance date made; and (e) 125% of the prepayment amount if such prepayment was made at any time after 120 days after the issuance date until 180 days after the issuance date made. This note was not permitted to be prepaid after 180 days after the issuance date. If this note was not paid at maturity, the outstanding principal due under this note would have increased by 10%. On June 8, 2017, the noteholder advanced funds in the amount of $8,623 in the form of a direct payment to a third party. On June 15, 2017, the Company was advanced $8,000 towards the second note. On June 26, 2017, the noteholder fully funded the second note with a payment to the Company in the amount of $16,377. Legal fees in the amount of $2,000 were deducted from the proceeds. On December 7, 2017 the noteholder fully converted the $35,000 in principal and $2,022 of interest into 98,725,920 common shares.

(k)	The second of two twelve-month convertible notes (back-end note) as part of a securities purchase agreement, dated March 20, 2017, to sell one year 8% convertible notes totaling $70,000 ($35,000 each). On June 15, 2017, Eagle Equities advanced the Company $8,000 as part of this back-end note. This back-end convertible note was to mature in twelve-months. On June 8, 2017, the noteholder advanced funds in the amount of $8,623 to a third party for administrative services. The holder of the note was entitled to convert any amount of the principal face amount of this note then outstanding into shares of the Company’s common stock at a conversion price for each share equal to 75% of the lowest closing bid price for the 10 prior trading days. During the first 180 days, the Company was able to be prepay the principal amount of this note and accrued interest thereon, with a premium as follows: (a) there was no prepayment penalty for redemptions in the first 30 days after the note issuance; (b) 110% of the prepayment amount if such prepayment was made at any time from 31 days after the issuance date until 60 days after the issuance date; (c) 115% of the prepayment amount if such prepayment was made at any time from 61 days after the issuance date until 90 after the issuance date made; (d) 120% of the prepayment amount if such prepayment was made at any time from 91 days after the issuance date until 120 days after the issuance date made; and (e) 125% of the prepayment amount if such prepayment was made at any time from 121 days after the issuance date until 180 days after the issuance date made. This note was not able to be prepaid after 180 days. If this note was not paid at maturity, the outstanding principal due under this note would have increased by 10%. On June 26, 2017, the noteholder fully funded the second note with a payment to the Company in the amount of $16,377. Legal fees in the amount of $2,000 were deducted from the proceeds. On December 8, 2017 the Company fully repaid the note principal of $35,000 along with $1,327 of accrued interest and a prepayment penalty of $13,689 which was recorded as interest in the Company’s consolidated financial statements.

(l)	One year 8% $45,000 convertible note dated April 27, 2017. This note was funded May 2, 2017. This note had a maturity date of April 27, 2018. This note had a default interest rate of 24%. If this note was not paid at maturity, the outstanding principal due under this note would have increased by 10%. The holder was entitled to convert any amount of the principal and accrued interest of then outstanding into shares of the Company’s common stock at a price for each share of common stock equal to 70% of the lowest daily volume weighted average price (“VWAP”) of the common stock for the 15 prior trading days. In the event the Company experienced a DTC “chill” on its shares, the conversion price would have decreased to 60% instead of 70% while that “chill” was in effect. During the first 6 months this note was in effect, the Company was permitted to redeem the note by paying to the holder an amount as follows: (i) if the redemption was within the first 90 days of the issuance date, then for an amount equal to 120% of the unpaid principal amount of this Note along with any interest that has accrued during that period, and (ii) if the redemption was after the 91st day, but less than the 180th day of the issuance date, then for an amount equal to 133% of the unpaid principal amount of this note along with any accrued interest. This note was not redeemable after 180 days. On November 2, 2017 the note principal of $45,000 was fully converted along with $1,815 of accrued interest into 83,597,839 shares of common stock.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2018 AND 2017

(IN US$)

NOTE 8 – NOTES PAYABLE AND CONVERTIBLE NOTES (CONTINUED)

(m)	On May 30, 2017, GS Capital Partners, LLC funded a one year 8% $45,000 convertible redeemable note in accordance with a securities purchase agreement dated May 30, 2017. As additional consideration under this security purchase agreement, the Company issued note holder 25,000,000 shares of restricted common stock valued at $30,000 ($0.0012 per share). This note had a maturity date of May 30, 2018. This note had a default interest rate of 24%. If this note was not paid at maturity, the outstanding principal due under this note would have increased by 10%. The holder was entitled to convert any amount of the principal and accrued interest of then outstanding into shares of the Company’s common stock at a price per share equal to 70% of the lowest daily VWAP of the common stock for the 15 prior trading days. In the event the Company experienced a DTC “chill” on its shares, the conversion price would be decreased to 60% instead of 70% while that “chill” is in effect. During the first six months this note was in effect, the Company may have redeemed the note by paying to the holder an amount as follows: (i) if the redemption was within the first 90 days of the issuance date, then for an amount equal to 120% of the unpaid principal amount of this note along with any interest that has accrued during that period, (ii) if the redemption was after the 91st day, but less than the 180th day of the issuance date, then for an amount equal to 133% of the unpaid principal amount of this note along with any accrued interest. This note was not redeemable after 180 days. On November 30, 2017, the Company fully repaid the $45,000 of principal of this note along with accrued interest of $2,407 and a prepayment penalty of $14,258 which was recorded as interest in the company’s consolidated financial statements.

(n)	On June 27, 2017, the Company entered into a one-year 5% convertible note in the amount of $80,000 with GS Capital Partners, LLC. The noteholder was entitled, at its option, at any time after cash payment, to convert any amount of the principal face amount of this note then outstanding into shares of the Company’s common stock at a price equal to $0.00125 per share. Upon an event of default, interest would accrue at a default interest rate of 24% per annum. If this note was not paid at maturity, the outstanding principal due under this note would have increased by 10%. Additionally, the Company issued the noteholder 5,000,000 shares of restricted common stock, as well as 16,000,000 five-year cashless warrants with an exercise price of $0.0035 per share, as additional consideration for the purchase of the note. All the terms set forth, including but not limited to interest rate, prepayment terms, conversion discount or lookback period would be adjusted downward (i.e. for the benefit of the holder) if the Company offers a more favorable conversion discount (whether via interest, rate, original issue discount or otherwise) or lookback period to another party or otherwise grants any more favorable terms to any third party than those contained herein while this note was in effect. During the first six months this Note was in effect, the Company was able to redeem this note by paying to the holder an amount as follows: (i) if the redemption was within the first 90 days this note was in effect, then for an amount equal to 120% of the unpaid principal amount of this note along with any interest that has accrued during that period; and (ii) if the redemption was after the 91st day this note was in effect, but less than the 180th day this note is in effect, then for an amount equal to 133% of the unpaid principal amount of this note along with any accrued interest. This note was not redeemable after 180 days. This note was funded on June 30, 2017. On December 13, 2017, the Company fully repaid the $80,000 of principal of this note along with accrued interest of $2,016 and a prepayment penalty of $26,148 which was recorded as interest in the Company’s consolidated financial statements.

(o)	On August 31, 2017, the Company entered into a twelve-month $27,500 convertible note dated February 8, 2017, with 10% original issue discount in the amount of $2,500 bearing an interest rate of 8% with a default rate of 24%. Legal fees of $2,000 were deducted from the cash proceeds. The holder of this note was entitled to convert any amount of the principal face amount of this note then outstanding into shares of the Company’s common stock at a conversion price for each share of Common Stock equal to 60% of the lowest trading price (40% discount) of the common stock of the lowest trading price of the common stock for the twenty trading days immediately preceding the delivery of a notice of conversion. If this note was not paid at maturity, the outstanding principal due under this note would have increase by 10%. On December 27, 2017 the note principal of $27,500 was fully converted along with $721 of accrued interest into 94,070,367 shares of common stock.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2018 AND 2017

(IN US$)

NOTE 8 – NOTES PAYABLE AND CONVERTIBLE NOTES (CONTINUED)

(p)	On August 31, 2017, the Company entered into a Securities Purchase Agreement with GS Capital Partners, LLC, whereby the Company issued two 8% convertible redeemable notes each in the principal amount of $48,000. The first 8% note was funded with gross cash proceeds of $45,600, after the deduction of $2,400 in legal fees. The second 8% note (the “Back-End Note”) was initially paid for by an offsetting promissory note issued by GS Capital Partners, LLC to the Company (the “Note Receivable”). The terms of the Back-End Note require cash funding prior to any conversion thereunder. The Note Receivable is due April 30, 2018, unless certain conditions are not met, in which case both the Back-End Note and the Note Receivable may both be cancelled. Both the First Note and the Back-End Note have a maturity date one year from the date of issuance upon which any outstanding principal and interest is due and payable. The amounts cash funded plus accrued interest under both the First Note and the Back-End Note are convertible into shares of the Company’s common stock at a price for each share of common stock equal to 70% of the lowest daily VWAP of the common stock as reported on the National Quotations Bureau OTC Markets market on which the Company’s shares are traded or any exchange upon which the common stock may be traded in the future, for the 15 prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. In the event the Company experiences a DTC “chill” on its shares, the conversion price shall be decreased to 60% instead of 70% while that “chill” is in effect. The Back-End Note will not be cash funded and such note, along with the Note Receivable, will be immediately cancelled if the shares do not maintain a minimum trading price during the five days prior to such funding and a certain aggregate dollar trading volume during such period. Upon an event of default, principal and accrued interest will become immediately due and payable under the notes. Additionally, upon an event of default, both notes will accrue interest at a default interest rate of 24% per annum or the highest rate of interest permitted by law. Further, certain events of default may trigger penalty and liquidated damage provisions. During the first six months First Note and the Back-End Note are in effect, the Company may redeem either note by paying to GS Capital Partners, LLC an amount as follows: (i) if the redemption is within the first 90 days either note is in effect, then for an amount equal to 120% of the unpaid principal amount of either note along with any interest that has accrued during that period, and (ii) if the redemption is after the 91st day the either note is in effect, but less than the 180th day, then for an amount equal to 133% of the unpaid principal amount of either note along with any accrued interest. Neither note may be redeemed after 180 days. Additionally, and pursuant to the Purchase Agreement, the Company issued to GS Capital Partners, LLC 17,000,000 shares of the Company’s common stock on December 19, 2017 at a value of $11,900 ($0.0007 per share). On February 15, 2018 the company paid $40,000 to retire $29,181 of principal and $1,842 of accrued interest along with a prepayment penalty in the amount of $8,978 which was recorded as interest expense in the Company’s consolidated financial statements. On March 8, 2017, the note holder had fully converted the balance of the note in exchange for 46,633,809 shares of Company stock valued at $19,586 ($0.00042 per share).

(q)	On September 11, 2017, the Company entered into a Securities Purchase Agreement with Adar Bays, LLC whereby the Company issued to Adar Bays seven 8% convertible redeemable notes each in the principal amount of $30,000, or in the aggregate principal amount of $210,000. The first 8% convertible redeemable note (the “First Note”) was funded with gross cash proceeds of $28,000, after deduction of $2,000 in legal fees, by September 12, 2017. The remaining six 8% convertible redeemable notes (collectively, the “Back-End Notes”) were each initially paid for by a corresponding offsetting promissory note issued by Adar Bays to the Company (the “Note Receivables”). The terms of the Back-End Notes require cash funding prior to any conversion thereunder. Upon the request of the Company, the Back-End Notes may be funded at any time from March 11, 2018 until September 11, 2018. The Company may cancel the Back-End Notes and the Note Receivables prior to funding by giving written notice to Adar Bays by February 23, 2018 that the Company does not wish to close on the funding of the Back-End Notes. Each of the First Note, the Back-End Notes and the Notes Receivable has a maturity date of September 11, 2018 upon which any outstanding principal and interest is due and payable. The amounts of cash actually funded plus accrued interest under both the First Note and the Back-End Notes are convertible into shares of the Company’s common stock at a price for each share of common stock equal to 60% of the lowest daily trading price of the common stock as reported on the National Quotations Bureau OTC Markets market which the Company’s shares are traded or any exchange upon which the common stock may be traded in the future, for the 20 prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. In the event the Company experiences a DTC “chill” on its shares, the conversion price shall be decreased to 50% instead of 60% while that “chill” is in effect. Upon an event of default, principal and accrued interest will become immediately due and payable under the notes. Additionally, upon an event of default, both notes will accrue interest at a default interest rate of 24% per annum or the highest rate of interest permitted by law. Further, certain events of default may trigger penalty and liquidated damage provisions. During the first six months First Note is outstanding, the Company may redeem the First Note in cash pursuant to the terms of the First Note. The Back-End Notes may not be prepaid. However, in the event the First Note is redeemed prior to its six-month anniversary, each of the Back-End Notes and each of the Note Receivables shall be automatically cancelled in their entirety and have no further force or effect. On March 2, 2018, the Company paid $43,045 to fully retire the face value of $30,000 plus $1,322 of accrued interest as well as a prepayment penalty of $11,723, recorded as interest expense in the Company’s consolidated financial statements.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2018 AND 2017

(IN US$)

NOTE 8 – NOTES PAYABLE AND CONVERTIBLE NOTES (CONTINUED)

(r)	On October 17, 2017, the Company entered into a stock purchase agreement with GS Capital Partners LLC, whereby the Company issued two 8% convertible redeemable notes each in the principal amount of $105,000. The first 8% note was funded with gross cash proceeds of $100,000, after the deduction of $5,000 in legal fees. The second 8% note (the “Back-End Note”) was initially paid for by an offsetting promissory note issued by GS Capital Partners LLC, to the Company (the “Note Receivable”). The terms of the Back-End Note require cash funding prior to any conversion thereunder. The Note Receivable is due June 17, 2018, unless certain conditions are not met, in which case both the Back-End Note and the Note Receivable may both be cancelled. Both the First Note and the Back-End Note have a maturity date one year from the date of issuance upon which any outstanding principal and interest is due and payable. The amounts cash funded plus accrued interest under both the First Note and the Back-End Note are convertible into shares of the Company’s common stock at a price per share equal to 70% of the lowest daily VWAP of the common stock as reported on the National Quotations Bureau OTC Markets market on which the Company’s shares are traded or any exchange upon which the common stock may be traded in the future, for the 15 prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. In the event the Company experiences a DTC “chill” on its shares, the conversion price shall be decreased to 60% instead of 70% while that “chill” is in effect. Upon an event of default, principal and accrued interest will become immediately due and payable under the notes. Additionally, upon an event of default, both notes will accrue interest at a default interest rate of 24% per annum or the highest rate of interest permitted by law. Further, certain events of default may trigger penalty and liquidated damage provisions. During the first 6 months that the First Note and the Back-End Note are outstanding, the Company may redeem either by paying to GS Capital Partners LLC an amount as follows: (i) if the redemption is within the first 90 days either note is in effect, then for an amount equal to 120% of the unpaid principal amount of either note along with any interest that has accrued during that period, and (ii) if the redemption is after the 91st day the either note is in effect, but less than the 180th day, then for an amount equal to 133% of the unpaid principal amount of either note along with any accrued interest. Neither note may be redeemed after 180 days. Additionally, and pursuant to the Purchase Agreement, the Company issued to GS Capital Partners LLC 23,000,000 shares of the Company’s common stock valued at $20,700 ($0.0009 per share). At March 31, 2018, the first note had accrued interest of $3,751. On April 25, 2018, the noteholder, under their rights under the contract, canceled the back-end note. On May 1, 2018, the noteholder converted $55,000 of principal $2,339 in exchange for 148,931,506 of the Company’s shares ($0.000385 per share).

(s)	On October 3, 2017, ADAR Bays funded a $27,500 back end convertible note pursuant to an original note dated February 8, 2017, with 10% original issue discount in the amount of $2,500 bearing an interest rate of 8% with a default rate of 24%. The holder of this note is entitled to convert any amount of the principal face amount of this note then outstanding into shares of the Company’s common stock at a conversion price for each share of Common Stock equal to 60% of the lowest trading price (representing a 40% discount) of the common stock of the lowest trading price of the common stock for the 20 trading days immediately preceding the delivery of a notice of conversion. During the first 180 days, the Company may prepay the principal amount of this note and accrued interest thereon, with a premium as follows: (a) 115% for redemptions in the first 30 days after the note issuance; (b) 120% of the prepayment amount if such prepayment is made at any time from 31 days after the issuance date until 60 days after the issuance date; (c) 125% of the prepayment amount if such prepayment is made at any time from 61 days after the issuance date until 90 days after the issuance date made; (d) 130% of the prepayment amount if such prepayment is made at any time from 91 days after the issuance date until 120 days after the issuance date made; (e) 135% of the prepayment amount if such prepayment is made at any time from 121 days after the issuance date until 150 days after the issuance; and (f) 140% of the prepayment amount if such prepayment is made at any time from 151 days after the issuance date until 180 days after the issuance date. This note may not be prepaid after 180 days. If this note is not paid at maturity, the outstanding principal due under this note will increase by 10%. On February 13, 2018 the Company paid $39,313 to retire the $27,500 face value and $1,079 of accrued interest as well as a prepayment penalty of $10,734 recorded interest in the Company’s consolidated financial statements.

(t)	On February 8, 2018, ADAR Bays funded a $27,500 back end convertible note pursuant to an original note dated February 8, 2017, with 10% original issue discount in the amount of $2,500 bearing an interest rate of 8% with a default rate of 24%. The holder of this note is entitled to convert any amount of the principal face amount of this note then outstanding into shares of the Company’s common stock at a conversion price for each share of Common Stock equal to 60% of the lowest trading price (representing a 40% discount) of the common stock of the lowest trading price of the common stock for the 20 trading days immediately preceding the delivery of a notice of conversion. This note was not able to be prepaid. On March 1, 2018, the noteholder converted the face value in full in addition to accrued interest of $122 in exchange for 76,728,389 common shares.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2018 AND 2017

(IN US$)

NOTE 8 – NOTES PAYABLE AND CONVERTIBLE NOTES (CONTINUED)

(u)	On March 9, 2018, GS Capital Partners, LLC funded the back-end note under the August 31, 2017 Securities Purchase Agreement with GS Capital Partners, LLC whereby the Company issued two 8% convertible redeemable notes each in the principal amount of $48,000. This Back-End Note was initially paid for by an offsetting promissory note issued by GS Capital Partners, LLC to the Company (the “Note Receivable”). This note has a maturity date one year from the date of issuance upon which any outstanding principal and interest is due and payable. The amounts cash funded plus accrued interest under the note are convertible into shares of the Company’s common stock at a price for each share of common stock equal to 70% of the lowest daily VWAP of the common stock as reported on the National Quotations Bureau OTC Markets market on which the Company’s shares are traded or any exchange upon which the common stock may be traded in the future, for the 15 prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. In the event the Company experiences a DTC “chill” on its shares, the conversion price shall be decreased to 60% instead of 70% while that “chill” is in effect. Upon an event of default, principal and accrued interest will become immediately due and payable under the notes. Additionally, upon an event of default, notes will accrue interest at a default interest rate of 24% per annum or the highest rate of interest permitted by law. Further, certain events of default may trigger penalty and liquidated damage provisions. During the first six months this note is in effect, the Company may redeem by paying to GS Capital Partners, LLC an amount as follows: (i) if the redemption is within the first 90 days either note is in effect, then for an amount equal to 120% of the unpaid principal amount of either note along with any interest that has accrued during that period, and (ii) if the redemption is after the 91st day the either note is in effect, but less than the 180th day, then for an amount equal to 133% of the unpaid principal amount of either note along with any accrued interest. The note may be redeemed after 180 days. At March 31, 2018, this note had accrued interest of $231.

(v)	On June 1, 2015, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with various accredited investors for the sale of certain debentures with aggregate gross proceeds to the Company of $133,000 ($18,000 of which was to a related party). Pursuant to the terms of the agreement, the investors were granted 13,300,000 shares of Company common stock as a commitment fee. These shares were issued on June 15, 2016. Additionally, the Company was required to repay the amounts raised under the Purchase Agreement prior to December 1, 2015 except as described below. The Purchase Agreement provided the Company with the following prepayment options: (i) if prepaid prior to August 31, 2015, the Company must pay each investor the amount invested plus a 10% premium and (ii) if prepaid after August 31, 2015 but prior to December 1, 2015, the Company must pay each investor the amount invested plus a 20% premium. Because the Company did not repay the amounts as described above, on December 1, 2015, the Company had the option to convert all amounts raised under the Purchase Agreements into shares of common stock based on a 20% discount to the Company’s VWAP for the three trading days prior to December 1, 2015, which the Company has done. Excluding the 13,300,000 commitment shares, in May 2016 the Company agreed to issue 33,900,000 shares of its common stock, which were issued on June 15, 2016, to settle all obligations under the Purchase Agreement with the exception of one individual noteholder holding a note with a $20,000 principal amount. On December 1, 2017, the Company settled the remaining $20,000 in principal and $4,440 of accrued interest for a one-time cash payment of $10,000 and 12,000,000 common shares valued at $6,000 ($0.0005 per share). A gain on settlement of debt in the amount of $8,880 was recognized in the Company’s consolidated financial statements.

(w)	Individual notes issued to 6 individuals bearing an interest rate of 8%. These notes were issued from February through April 2013. The notes are convertible into common stock of the Company at $0.025 per share. On July 19, 2017, the Company paid an individual note holder to retire a note having a principal balance of $1,000 and accrued interest of $340. During the three months ended December 31, 2017, the company retired four additional notes with individuals having a total principal amount of $32,775 and accrued interest of $13,305 for a cash payment of $5,000 and 73,500,000 shares of common stock valued at $39,450 ($0.00054 per share). A loss on the settlement of debt in the amount of $3,592 was recognized on this transaction in the Company’s consolidated financial statements. There were no conversions during the year ended March 31, 2017. As of March 31, 2018, one note remains to an individual remains unpaid in the amount of $15,000 principal and $6,424 of accrued interest.

Interest expense for the years ended March 31, 2018 and 2017 was $291,610 and $721,408. For the year ended March 31, 2018 interest expense consisted of interest on face value of convertible notes in the amount of $33,643, amortized debt discount of $36,259, commitment shares issued as debt incentive valued at $98,071, finance charges of $25,608 on charges due to Cowan related to the legal settlement (see NOTE 14) and prepayment penalties in the amount of $98,029. Accrued interest at March 31, 2018 and 2017 was $33,875 and $126,156, respectively.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2018 AND 2017

(IN US$)

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

As a result of the Company’s joint venture with Ice + Jam, a receivable and a payable was recorded on the Company’s books. As of March 31, 2018, these amounts represented cash Ice + Jam collected from sales of HerMan® through their website in the amount of $581 and a payable in the amount of $5,522 for expenses incurred through the operation of the business.

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

	March 31, 2018	March 31, 2017
Customer A	58%	-

As sales efforts continue we do not expect this customer to be a significant portion of total annual sales.

* Less than 10% of total sales

The Company, through its joint venture with Ice + Jam, has a certain vendor who represents 51.8% of the cost of goods sold cost for the HerMan® product. The HerMan® product formulation and the filling of the plastic tubes housing the product has been outsourced and concentrated in this vendor. As a major supplier, this vendor has significantly affected this operation of this joint venture through the supply of product which was largely defective. As a result, the Company had written of the value of the inventory at March 31, 2018.

NOTE 11 – STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

As of March 31, 2018, the Company is authorized to issue 7,500,000,000 shares of its common stock. As of March 31, 2018, there were 3,919,498,166 shares of common stock are outstanding.

On April 27, 2017, the Company’s Board of Directors approved an amendment to the Company’s Articles of Incorporation to increase the Company’s authorized common stock from 2,500,000,000 to 7,500,000,000 shares and on June 28, 2017, the Company held a special meeting of the stockholders to approve the amendment. The articles of amendment were filed with the Florida Secretary of State on June 29, 2017.

On March 12, 2018, the Board of Directors approved moving forward with a reverse stock split which could be implemented at the discretion of the Board of Directors at any time over a period of six months from the date of approval. On April 24, 2018, the Board of Directors voted to implement this previously approved 1 for 75 reverse stock split for the Company’s common stock. There will be a commensurate adjustment to the Company’s authorized shares (which will be reduced from its current figure of 7,500,000,000 to the post-split figure of 100,000,000).  The Company believes that this reverse split will be effective during July 2018, and will file a current report on Form 8-K to announce the specific effective date and other relevant information once completed.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2018 AND 2017

(IN US$)

NOTE 11 – STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Common Stock

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

Fiscal Year 2018

During the year ended March 31, 2018, the Company issued 1,512,049,546 shares of common stock to holders of convertible notes to retire $601,749 in principal and $85,055 of accrued interest (at $0.000225 to $0.0012 per share) under the convertible notes.

During the year ended March 31, 2018, the Company issued 141,428,571 shares of common stock to a private investor for an aggregate value of $177,500 (at $0.0013 per share).

During the year ended March 31, 2018, the Company issued 120,000,000 shares of common stock to Seth Shaw, the Company’s Chief Executive Officer, for an aggregate value of $150,000 ($0.00125 per share).

During the year ended March 31, 2018, the Company issued 144,500,000 shares of common stock for services rendered and to be rendered which is reflected in stock-based compensation. Value represents contracts entered into with various consultants, with the grant date fair value amortized over the life of the contracts.

During the year ended March 31, 2018, the Company issued 85,000,000 shares of common stock as commitment fees to noteholders at an aggregate value of $86,600 ($0.001 per share).

During the year ended March 31, 2018, the Company issued 116,500,000 shares of common stock for debt and legal settlements at an aggregate value of $75,050 ($0.0006 per share).

During the year ended March 31, 2018, the Company issued 65,100,000 shares of common stock to former officers and directors for amounts previously accrued at an aggregate value of $173,999 ($0.0027 per share).

In connection with some of the consulting agreements and board advisory agreements the Company has entered into, as the following clauses are part of the compensation arrangements: (a) the consultant will be reimbursed for all reasonable out of pocket expenses and (b) the Company, in its sole discretion, may make additional cash payments and/or issue additional shares of common stock to the consultant based upon the consultant’s performance. The Company recognized $701,347 in stock-based compensation expense related to these agreements in the year ended March 31, 2018.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2018 AND 2017

(IN US$)

NOTE 11 – STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Warrants for Common Stock

The following table summarizes warrant activity for the years ended March 31, 2018 and 2017:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding at March 31, 2016	77,303,529	$0.0200	3.49 Years	$10,050,000

Granted	37,350,000	0.0100	2.44 Years	-
Expired	-	-
Exercised	-	-
Canceled	(23,134,118)	$(0.0200)		$-

Outstanding at March 31, 2017	91,519,411	$0.0200	3.16 Years	$-

Granted	16,000,000	0.0035	4.99 Years	-
Expired	-	-
Exercised	-	-
Canceled	-	-

Outstanding and exercisable at March 31, 2018	107,519,411	$0.0169	2.47 Years	$-

The warrants were valued utilizing the following assumptions employing the Black-Scholes Pricing Model:

	Year Ended March 31, 2018	Year Ended March 31, 2017
Volatility	108.6%	203%
Risk-free rate	1.24%	0.66%
Dividend	-	-
Expected life of warrants	5.00	2.35

On December 22, 2016, the Company entered in a membership interest transfer agreement with Open Therapeutics whereby the Company sold 80% of its membership interest in Pilus to Open Therapeutics. Open Therapeutics agreed to terminate and cancel 80% of the unexercised portion of Open Therapeutics agreed to pay to the Company 20% of the net profit generated Pilus Energy from its previous year’s earnings, if any. The first $75,000 of such payments would be retained by Pilus Energy as additional consideration for the sale, which is reflected as a contingent liability on the Company’s consolidated balance sheet. The Company further agreed it would vote its 20% membership interest in Pilus Energy in the same manner that Open Therapeutics votes its membership interest on all matters for which a member vote is required. Through March 31, 2018, there has been no activity recorded by Open Therapeutics with respect to Pilus Energy, and thus the $75,000 remains contingently owed to them.

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

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2018 AND 2017

(IN US$)

NOTE 11 – STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Warrants for Common Stock (Continued)

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

Volatility	220%
Expected dividend rate	-
Expected life of options in years	10
Risk-free rate	1.87%

The following table summarizes option activity for the years ended March 31, 2018 and 2017:

	Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at March 31, 2016	10,000,000	$0.10	5.85 Years	$—

Granted	—	—
Expired	—	—
Exercised	—	—

Outstanding at March 31, 2017	10,000,000	$0.10	4.85 Years	$—

Granted	—	—
Expired	—	—
Exercised	—	—

Outstanding and exercisable at March 31, 2018	10,000,000	$0.10	3.85 Years	$—

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

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2018 AND 2017

(IN US$)

NOTE 12 – PROVISION FOR INCOME TAXES (CONTINUED)

Deferred tax assets consist of the following:

	March 31, 2018	March 31, 2017
Net operating losses	8,514,000	8,479,000
Effect of TCJA recalculation	(3,107,000)	(2,932,000)
Valuation allowance	(5,407,000)	(5,547,000)
	$-	$-

At March 31, 2018, the Company had a U.S. net operating loss carryforward in the approximate amount of $20 million available to offset future taxable income through 2038. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods. The Company also has a Canadian carry forward loss which approximates $700,000. The valuation allowance decreased by $140,000 in the year ended March 31, 2018 and increased by and $527,000 for the year ended March 31, 2017.

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

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2018 AND 2017

(IN US$)

NOTE 13 – INVESTMENTS

Trading securities

For investments in securities of other companies that are owned, the Company records them at fair value with unrealized gains and losses reflected in other operating income or loss. For investments in these securities that are sold by us, the Company recognizes the gains and losses attributable to these securities investments as realized gains or losses in other operating income or loss.

Investment in Trading Securities:

At March 31, 2017
Company		Beginning of Period Cost	Purchases	Sales Proceeds	End of Period Cost	Fair Value	Realized Gain (Loss)	Unrealized Gain (Loss)
Green Innovations Ltd (GNIN)*	(a)	$250,000	$-	$-	$250,000	$625	$-	$249,375
Totals		$250,000	$-	$-	$250,000	$625	$-	$249,375

At March 31, 2018
Company		Beginning of Period Cost	Purchases	Sales Proceeds	End of Period Cost	Fair Value	Realized Gain (Loss)	Unrealized Gain (Loss)
Green Innovations Ltd (GNIN)*	(a)	$250,000	$-	$6,815	-	-	$(243,185)	$-
VistaGen Therapeutics Inc (VTGN)	(b)	-	490,117	-	490,117	306,207	-	(183,910)
Blink Charging Co (BLNK)	(c)	-	190,350	-	190,350	123,750	-	(66,600)
Blink Charging Co (BLNKW) (Warrants)	(c)	-	900	-	900	31,545	-	30,645
Aytu BioScience Inc (AYTU)	(d)	-	82,270	-	82,270	119,947	-	37,677
Lightbridge Corp. (LTBR)	(e)	-	37,511	-	37,511	29,250	-	(8,261)
Totals		$250,000	$801,148	$6,815	$801,148	$610,699	$(243,185)	$(190,449)

* During 2018, this security was reclassified from Available for Sale to Trading Security.

(a)	During the year ended March 31, 2018, the Company’s investment in Green Innovations, Ltd. was sold for net proceeds of $6,815 and was previously carried as an investment included within Current Assets. The Company’s investment in Green Innovations, Ltd. had a cost of $250,000. A loss of $243,185 was recognized on the sale of this security. At March 31, 2017, the unrealized loss was $249,375 and the fair value was $625.

(b)	On December 11, 2017 the Company invested $480,000 in the common stock of VistaGen Therapeutics, Inc. (“VTGN”). The Company purchased 320,000 common shares along with 320,000 five-year warrants with a strike price of $1.50. On March 26, 2018, the Company purchased an additional 10,000 common shares. The investment in the common shares is recorded at fair valve with unrealized gains and losses, reflected in other operating income. The Company’s investment in VTGN has a cost of $490,117, unrealized loss of $183,910 and a fair value of $306,207 at March 31, 2018.

(c)	The Company participated in an $18,500,250 underwritten public offering by Blink Charging Co. (NASDAQ: BLNK) (“Blink”), which closed on February 14, 2018. The Company invested $191,250 USD of its balance sheet cash and purchased 45,000 registered shares of Blink common stock, as well as warrants exercisable immediately for a period of five (5) years from the date of issuance for up to 90,000 additional shares of common stock of Blink. The Warrants carry an exercise price of $4.25 per share, and also trade on the NASDAQ under the ticker symbol: BLNKW. The Company is in possession of the registered securities as of the closing date. The Company’s investment in BLNK common stock and warrants had a cost of $191,150, unrealized loss of $35,955 and a fair value of $155,295 at March 31, 2018.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2018 AND 2017

(IN US$)

NOTE 13 – INVESTMENTS (CONTINUED)

Trading securities (Continued)

(d)	On March 2 and 8, 2018, the Company purchased 188,300 common shares of AYTU Bioscience (ATYU). The investment in the common shares is recorded at fair valve with unrealized gains and losses, reflected in other operating income. The Company’s investment in ATYU had a cost of $82,270, unrealized loss of $37,677 and a fair value of $119,947 at March 31, 2018.

(e)	On March 12, 2018, the Company purchased 25,000 common shares of Lightbridge Corp (LTBR). The investment in the common shares is recorded at fair valve with unrealized gains and losses, reflected in other operating income. The Company’s investment in LTBR had a cost of $37,511, unrealized loss of $8,261 and a fair value of $29,250 at March 31, 2018.

At March 31, 2018, the Company held warrants for AYTU Bioscience to purchase 111,100 common shares at a strike price of $0.54 with an expiration of March 6, 2023. At March 31, 2018 these warrants were in the money by $0.0937 per share. Since these shares are not publicly traded and therefore are not highly liquid the Company has chosen not to recognize the unrealized gain in this security.

At March 31, 2018, the Company held warrants for VistaGen Therapeutics, Inc. to purchase 320,000 common shares at a strike price of $1.50 with an expiration of December 13, 2022. At March 31, 2018 these warrants were out of the money by $0.5721 per share. Since these shares are not publicly traded and therefore are not highly liquid the Company has chosen not to recognize the unrealized gain in this security.

Digital Currency

During the year ended March 31, 2018, the Company completed cumulative purchases in the Groestlcoin cryptocurrency in the aggregate amount of $35,000 for 27,919.133 units ($0.79 per unit). (Crypto Currency Code: GRS). The purchase of this currency cannot be executed directly using $USD. The Company must purchase Bitcoin (BTC) and then purchase the Groestlcoin cryptocurrency by using BTC. This two-step process generated actual losses or gains on the purchase of Groestlcoin. For the year ended March 31, 2018 the Company realized a loss of $2,859 on exchange from BTC reflected as other operation income. The investment in Groestlecoin has a cost of $31,481 net of fees, unrealized loss of $9,425 and a fair value of $22,056.

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

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2018 AND 2017

(IN US$)

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

NOTE 15 – FAIR VALUE MEASUREMENTS

The following summarizes the company’s financial assets and liabilities that are measured at fair value on a recurring basis at March 31, 2018 and March 31, 2017:

	March 31, 2018
	Level 1	Level 2	Level 3	Total
Assets
Investment-trading securities	$610,699	$-	$-	$610,699
Investment in digital currency	$22,056	$-	$-	$22,056

	March 31, 2017
	Level 1	Level 2	Level 3	Total
Assets
Investment-trading securities	$625	$-	$-	$625

With the issuance of the July 2017 FASB ASU 2017-11, “Earnings Per Share (Topic 260) Distinguishing Liabilities from Equity (Topic 480) Derivatives and Hedging (Topic 815),” which addresses the complexity of accounting for certain financial instruments with down round features, the Company has chosen the early adopt retroactively the amendments in Part I of the standard whereby fair value derivative liabilities previously recognized were derecognized in the current and comparative periods. Under the amendments included in this update, the Company is no longer required to record changes in fair value during the period of change as a separate component of other income/expense in the Consolidated Statements of Operations.

NOTE 16 – SUBSEQUENT EVENTS

Common Stock Issuances

Subsequent to March 31, 2018, the Company issued 9,750,000 shares of its restricted common stock to consultants under consulting agreements and 148,931,506 shares of restricted common stock to a noteholder for the conversion of debt and accrued interest having a value of $57,339 ($0.0004 per share).

On March 12, 2018, the Board of Directors approved moving forward with a reverse stock split which could be implemented at the discretion of the Board of Directors at any time over a period of six months from the date of approval. On April 24, 2018, the Board of Directors voted to implement this previously approved 1 for 75 reverse stock split for the Company’s common stock. There will be a commensurate adjustment to the Company’s authorized shares (which will be reduced from its current figure of 7,500,000,000 to the post-split figure of 100,000,000).  The Company believes that this reverse split will be effective during July 2018, and will file a current report on Form 8-K to announce the specific effective date and other relevant information once completed.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2018 AND 2017

(IN US$)

NOTE 16 – SUBSEQUENT EVENTS (CONTINUED)

Convertible Notes

On April 25, 2018 GS Capital Partners, LLC canceled the back-end note dated October 17, 2017. In accordance with Section 8(n) of the original note, the note may be cancelled if the Company trades less than $40,000 in any consecutive 5-day period. From April 9 -13, 2018, the stock traded less than $17,000.

On May 10, 2018, the Company entered into a securities purchase agreement with GS Capital Partners, LLC. GS Capital Partners, LLC whereby the Company issued two 8% convertible redeemable notes in the cumulative principal amount of $56,000. The first 8% note for $28,000 was funded with net proceeds of $25,000, after the deduction of $3,000 for OID. The second 8% note (the “Back-End Note”) is initially paid for by an offsetting promissory note issued by GS Capital Partners, LLC to the Company (the “Note Receivable”). The terms of the Back-End Note require cash funding prior to any conversion thereunder. The Note Receivable is due January 10, 2019., unless certain conditions are not met, in which case both the Back-End Note and the Note Receivable may both be cancelled. Both the First Note and the Back-End Note have a maturity date one year from the date of issuance upon which any outstanding principal and interest is due and payable. The amounts cash funded plus accrued interest under both the First Note and the Back-End Note are convertible into shares of the Company’s common stock at a price for each share of common stock equal to 70% of the lowest daily VWAP of the common stock as reported on the National Quotations Bureau OTC Markets market on which the Company’s shares are traded or any exchange upon which the common stock may be traded in the future, for the 15 prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. In the event the Company experiences a DTC “chill” on its shares, the conversion price shall be decreased to 60% instead of 70% while that “chill” is in effect. The Back-End Note will not be cash funded and such note, along with the Note Receivable, will be immediately cancelled if the shares do not maintain a minimum trading price during the five days prior to such funding and a certain aggregate dollar trading volume during such period. Upon an event of default, principal and accrued interest will become immediately due and payable under the notes. Additionally, upon an event of default, both notes will accrue interest at a default interest rate of 24% per annum or the highest rate of interest permitted by law. Further, certain events of default may trigger penalty and liquidated damage provisions. During the first six months First Note is in effect, the Company may redeem either note by paying to GS Capital Partners, LLC an amount as follows: (i) if the redemption is within the first 90 days either note is in effect, then for an amount equal to 120% of the unpaid principal amount of either note along with any interest that has accrued during that period, and (ii) if the redemption is after the 91st day the either note is in effect, but less than the 180th day, then for an amount equal to 133% of the unpaid principal amount of either note along with any accrued interest. The note may be redeemed after 180 days. The back-end note may not be repaid. The note holder may redeem this note at any time after the first six months.

Other

Mr. Hingge Hsu tendered his resignation for his position on the Board of Directors of the Company effective April 9, 2018, in order to pursue other business opportunities that required his attention and time. His resignation was not due to any disagreement with the Company regarding any matter related to the Company’s operations, policies or practices. Mr. Hsu’s service to the board has been greatly appreciated by management and the other board members of the Company. He had served on the Board of Directors since 2014.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the year ended March 31, 2018 covered by this Form 10-K. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

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

With the participation of the Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the Company’s internal control over financial reporting as of March 31, 2018 based upon the framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that, as of March 31, 2018, the Company had material weaknesses in its internal control over financial reporting and was deemed to be not effective. Specifically, management identified the following material weaknesses at March 31, 2018:

1.	Lack of oversight by independent directors in the establishment and monitoring of required internal controls and procedures;

2.	Lack of functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;

3.	Insufficient personnel resources within the accounting function to segregate the duties over financial transaction processing and reporting and to allow for proper monitoring controls over accounting;

4.	Insufficient written policies and procedures over accounting transaction processing and period end financial disclosure and reporting processes.

To remediate our internal control weaknesses, management would need to implement the following measures:

●	The Company would need to add sufficient number of independent directors to the board and appoint an audit committee.

●	The Company would need to add sufficient knowledgeable accounting personnel to properly segregate duties and to effect a timely, accurate preparation of the financial statements.

●	Upon the hiring of additional accounting personnel, the Company would need to develop and maintain adequate written accounting policies and procedures.

The additional hiring is contingent upon the Company’s efforts to obtain additional funding through equity or debt for its continued operational activities and corporate expenses. Management hopes to secure funds in the coming fiscal year but provides no assurances that it will be able to do so.

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

Changes in Internal Control over Financial Reporting

In August 2012, the Company appointed Seth M. Shaw as chief executive officer and chairman. Mr. Shaw has more than fifteen years’ experience in the business and financial profession. On February 27, 2015, Mr. Shaw resigned as our chief executive officer and was replaced by Dr. Stella M. Sung. On July 9, 2015, Dr. Sung resigned as the Company’s Chief Executive Officer and as a member of the Board of Directors. On July 10, 2015, Mr. Shaw was reappointed as the Company’s Chief Executive Officer and as the Chairman of the Board of Directors.

In July 2017, the Company appointed Kevin Lacey as chief financial officer. Mr. Lacey is a certified public accountant with more than twenty years’ experience as a financial professional working with several publicly traded companies.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information with respect to persons who are serving as directors and officers of the Company during the Company fiscal year end 2018. Hingge Hsu resigned as a Director on April 9, 2018. Each director holds office until the next annual meeting of shareholders or until his successor has been elected and qualified.

Name	Age	Position

Seth M. Shaw	39	Chief Executive Officer and Director
Kevin P. Lacey	49	Chief Financial Officer
Dr. David L. Wolitzky	81	Director
Thomas J. Graham	69	Director

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

Following the merger, Mr. Shaw has assisted several other companies in securing value-added capital from institutional investors as well as providing management consulting. Among those, Mr. Shaw was instrumental in securing $12,000,000 from Tudor Investment Corp. for NASDAQ listed flat panel display developer Uni-Pixel Inc. (NASDAQ: UNXL). In addition, Mr. Shaw served as the founding CFO of Los Angeles based Biotech firm Physician Therapeutics LLC (“PTL”) in 2004. Subsequently PTL merged with Targeted Medical Pharma (“TMP”) (OTCQB: TRGM). Mr. Shaw had previously served as the CEO of the Company from August 22, 2012 through February 26, 2014. Throughout his tenure with the Company, Mr. Shaw has been instrumental in completing numerous private placements. Mr. Shaw also served as the Chief Executive Officer and Chief Financial Officer for Breathe eCig Corp. from January 22, 2016 until April 1, 2106 and January 22, 2016 until August 12, 2016, respectively (OTCQB: BVAP).

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

Mr. Thomas J. Graham has served as our director since August 2015. Mr. Graham is currently self-employed and leverages his industry knowledge to help companies create effective strategies to successfully penetrate the retail market place. From 2000 to 2005, Mr. Graham served as Director of Operations for Sears and Roebuck & Co., a national retailer with numerous stores nationwide. He oversaw direct operations for all departments, including their managers and associates. In addition, he was accountable for all sales, labor and operation standards as set by Sears Corporate. From 1993 to 2000, Mr. Graham from 1993 to 2000 served as a results-oriented Marketing and Sales Director for a major Michigan retail supermarket called Goff Food Stores, with sales in excess of $100,000,000.00 annually. He coordinated and oversaw all print and visual advertising including newspaper, radio and television. Mr. Graham worked with local and national vendors to promote and increase sales and customer flow. In addition, he was responsible for all product placement and developed category management standards for all departments and set merchandising plans and ensured they were followed by all store level personal.

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

Advisory Board

Business Advisory Board

The Company established its Business Advisory Board in 2013. Currently, the Business Advisory Board has four members.

Woodrow H. Levin has served on our Business Advisory Board since February 2014. Mr. Levin was the founder and CEO of BringIt which was acquired by International Game Technology (NYSE:IGT) in the year 2012. An energetic and charismatic leader, he makes strategic decisions for the company while guiding day-to-day operations, working with investors, and developing strategic and lasting partnerships that benefit BringIt. Prior to founding BringIt, Mr. Levin was Managing Partner at Riverbank Capital Management, a successful equity options trading firm he started, and helped to grow with offices in New York and Chicago. In 2001, he founded InStadium, an advertising company that partnered with NFL and MLB stadiums to provide digital advertising, product sampling, stadium signage, and innovative restroom advertising. Mr. Levin was President of InStadium for five years, during which he established the company’s mission of expanding in-venue advertising and promotional opportunities for large to mid-sized companies through cost-efficient and high impact programs. His efforts ultimately resulted in securing partnerships with 25 MLB and 15 NFL stadiums throughout the top 20 advertising markets in the US. His competitive fire was firmly established by his school career as a competitive athlete. He played NCAA Division I hockey at Wisconsin, an experience that taught him that discipline and hard work can transform a burning desire for success into tangible results. Mr. Levin attended Chicago-Kent School of Law and is admitted to practice in IL. He holds a BA in Business from the University of Wisconsin in Madison. Mr. Levin resides in San Francisco and was previously living in Chicago where he is involved with multiple community and charitable organizations including the Jewish United Fund, Lynn Sage Breast Cancer Foundation and most recently was on the executive committee of The Chicago Green Tie Ball.

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

ITEM 11. EXECUTIVE COMPENSATION.

The table below sets forth, for our last two fiscal years, the compensation earned by our named executive officers.

Name and Principal Position	Year	Salary	Deferred Compensation	Bonus	Stock Awards	Option/ Warrants Awards	All Other Compensation	Total

Seth M. Shaw (1)	2018	$125,907	$-	$55,000	$-	$-	$-	$180,907
Chief Executive Officer	2017	$128,873	$-	$-	$-	$-	$8,500	$137,373

Kevin P. Lacey (2)	2018	$45,000	$-	$13,500	$26,000	$-	$-	$84,500
Chief Financial Officer	2017	$-	$-	$-	$-	$-	$-	$-

Ghalia Lahlou (3)	2018	$36,750	$-	$-	$9,000	$-	$-	$45,750
Chief Financial Officer (Former)	2017	$62,133	$-	$-	$-	$-	$-	$62,133

(1) Other Compensation includes medical benefits paid on behalf of non-employee officer.

(2) Mr. Lacey was appointed Chief Financial Officer as of July 5, 2017. Compensation reflected above is based on amounts earned subsequent to this appointment. Mr. Lacey has received fees for services prior to his appointment as Chief Financial Officer and are not reflected in the chart above. Stock award was a one-time board approved grant upon appointment as Chief Financial Officer.

(3) Ms. Lahlou was appointed chief financial officer on July 9, 2015. Ms. Lahlou resigned as chief financial officer on May 26, 2017. Stock award was a one-time board approved grant paid out as a separation settlement for all monies owed to Ms. Lahlou.

The general policy of the Board of Directors is that compensation for independent Directors should be a nominal cash fee plus equity-based compensation. We do not pay employee Directors for Board service in addition to their regular employee compensation. The Board of Directors have the primary responsibility for considering and determining the amount of Director compensation.

The following table shows amounts earned by each Director in the fiscal year ended March 31, 2018.

Director	Fees Earned or Paid in Cash	Stock Awards	Warrant Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Dr. David L. Wolitzky	$3,000	$-	$-	$-	$-	$-	$3,000
Hingge Hsu	$-	$-	$-	$-	$-	$-	$-
Thomas Graham	$15,750	$-	$-	$-	$-	$-	$15,750

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of June 6, 2018 regarding the beneficial ownership of our common stock by (i) each person or entity who, to our knowledge, beneficially owns more than 5% of our common stock; (ii) each executive officer and named officer; (iii) each director; and (iv) all of our officers and directors as a group. Unless otherwise indicated in the footnotes to the following table, each of the stockholders named in the table has sole voting and investment power with respect to the shares of our common stock beneficially owned. Except as otherwise indicated, the address of each of the stockholders listed below is: c/o 555 Madison Avenue 5th Floor Suite 506, New York, NY 10022.

Name	Number of Shares Beneficially Owned(1)	Percentage of Outstanding Common Stock (1)

Non-employee Directors:
David L. Wolitzky	9,815,463	*
Thomas J. Graham	9,000,000	*

Named Executive Officers:
Seth M. Shaw, Chief Executive Officer and Director	271,390,000	6.65%
Kevin P. Lacey, Chief Financial Officer	23,000,000	*

All directors and named executive officers as a group (5 persons)	322,605,463	7.68%

* Denotes less than 1%.

(1) Applicable percentage of ownership is based on 4,078,179,672 total shares comprised of our common stock as of June 6, 2018. Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission and means voting or investment power with respect to securities. Shares of our common stock issuable upon the exercise of stock options exercisable currently or within 60 days of June 6, 2018 are deemed outstanding and to be beneficially owned by the person holding such option for purposes of computing such person’s percentage ownership but are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Shares of our preferred stock are deemed outstanding and to be beneficially owned by the person holding such shares for purposes of computing such person’s percentage ownership.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table sets forth the fees billed by our principal independent accountants, KBL, LLP for 2018 and 2017, for the categories of services indicated.

	Years Ended March 31,
Category	2018	2017
KBL, LLP
Audit Fees	$87,000	$55,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$87,000	$55,000

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibits

See the Exhibit Index following the signature page of this Registration Statement, which Exhibit Index is incorporated herein by reference.

Number	Description

Exhibit 4.1	Forms of outstanding warrants common stock purchase warrant filed on current report 8k dated July 3, 2017

Exhibit 4.2	Forms of outstanding warrants common stock purchase warrant filed on current report 8k dated November 4, 2013

Exhibit 4.3	GS Capital Partners, LLC., convertible redeemable note filed on current report 8k dated October 23, 2017

Exhibit 4.4	Union Capital convertible redeemable note issued June 2015 and filed on current report 8k dated June 8, 2015

Exhibit 4.5	Union Capital Securities Purchase Agreement issued June 2015 and filed on current report 8k dated June 8, 2015

Exhibit 4.6	Group 10 Convertible Note Payable issued July 2015 (filed herewith)

Exhibit 4.7	Group 10 Convertible Note Payable First Amendment amended May 2017 and issued July 2015 filed on current report 8k dated May 15, 2017

Exhibit 4.8	Group 10 Convertible Note Payable issued August 2016 agreement filed on current report 8k dated August 9, 2016

Exhibit 4.9	Group 10 Convertible Note Payable November 2016 (filed herewith)

Exhibit 4.10	Group 10 Convertible Note Payable First Amendment amended May 2017 and issued November 2016 filed on current report 8k dated May 15, 2017

Exhibit 4.11	Group 10 Convertible Note Payable issued March 2017 filed on current report 8k dated May 15, 2017

Exhibit 4.12	Group 10 Convertible Note Payable First Amendment amended May 2017 and issued March 2017 filed on current report 8k dated May 15, 2017

Exhibit 4.13	Alternative Strategy Partners PTE Ltd. Bridge loan and security agreement in October 2015 filed in current report 8k dated October 13, 2015

Exhibit 4.14	ADAR Bays issued December 2016 (filed herewith)

Exhibit 4.15	ADAR Bays Convertible Redeemable Note issued February 2017 filed on current report 8k dated May 15, 2017

Exhibit 4.16	Eagle Equities, LLC Convertible Redeemable Note issued January 2017 filed on current report 8k dated May 15, 2017

Exhibit 4.17	Eagle Equities, LLC Convertible Redeemable Note issued March 2017 filed on current report 8k dated May 15, 2017

Number	Description
Exhibit 4.18	Eagle Equities, LLC Convertible Redeemable Note back end note issued March 2017 filed on current report 8k dated May 15, 2017

Exhibit 4.20	GS Capital Partners, LLC Convertible Redeemable Note issued April 2017 filed on current report 8k dated -May 15, 2017

Exhibit 4.21	GS Capital Partners, LLC Convertible Redeemable Note issued May 2017 filed on current report 8k dated June 2, 2017

Exhibit 4.22	GS Capital Partners, LLC Amendment to Convertible Promissory Note Dated June 27, 2017 filed on current report 8k dated September 7, 2017

Exhibit 4.23	GS Capital Partners, LLC Securities Purchase Agreement dated August 2017 to Back End Note filed on current report 8k dated September 7, 2017

Exhibit 4.24	GS Capital Partners, LLC Convertible Redeemable Note dated due August 2017 filed on current report 8k dated September 7, 2017

Exhibit 4.25	GS Capital Partners, LLC Convertible Redeemable Note due August 2018 Back End Note filed on current report 8k dated September 7, 2017

Exhibit 4.26	GS Capital Partners, LLC Collateralized Secured Promissory Note dated August 2017 to Back End Note filed on current report 8k dated September 7, 2017

Exhibit 4.27	GS Capital Partners, LLC Security Purchase Agreement Dated June 2017 filed on current report 8k dated July 3, 2017

Exhibit 4.28	GS Capital Partners, LLC Convertible Redeemable Note dated June 2017 filed on current report 8k dated July 3, 2017

Exhibit 4.29	12% Convertible redeemable note ADAR Bays issued August 15, 2017 (filed herewith)

Exhibit 4.30	ADAR Bays Security Purchase Agreement dated September 2017 filed on current report 8k dated September 15, 2017

Exhibit 4.31	ADAR Bays Convertible Redeemable Note filed on current report 8k dated September 15, 2017

Exhibit 4.32	ADAR Bays Back End Note filed on current report 8k September 15, 2017

Exhibit 4.33	ADAR Bays Collateralized Secured Promissory Note dated September 2017 filed on current report 8k dated September 15, 2017

Exhibit 4.34	GS Capital Partners, LLC Security Purchase Agreement dated October 2017 filed on current report 8k dated October 23, 2017

Number	Description
Exhibit 4.35	GS Capital Partners, LLC Convertible Redeemable Note dated October 2017 filed on current report 8k dated October 23, 2017

Exhibit 4.36	GS Capital Partners, LLC Convertible Redeemable Back End Note dated October 2018 filed on current report 8k dated October 23,2017

Exhibit 4.37	GS Capital Partners, LLC Collateralized Secured Promissory Back End Note dated October 2017 filed on current report 8k dated October 23, 2017

Exhibit 4.38	8% Convertible redeemable back end note 2 of 3 dated ADAR Bays issued October 3, 2017 (filed herewith)

Exhibit 4.39	8% Convertible redeemable back end note 3 of 3 dated ADAR Bays issued February 13, 2018 (filed herewith)

Exhibit 4.40	ALTERNATIVE STRATEGY PARTNERS PTE. LTD bridge loan dated September 23, 2015 (filed herewith)

Exhibit 4.41	8% Convertible redeemable back end note 1 of 3 dated ADAR Bays issued February 13, 2018 (filed herewith)

Exhibit 10.2	Honeywood termination agreement filed on current report 8k dated September 29, 2014

Exhibit 10.3	Honeywood Amendment Number 1 to the agreement and plan of merger filed on current report 8k dated July 21, 2014

Exhibit 10.4	Honeywood debt conversion agreement filed on current report 8k dated September 7, 2017

Exhibit 10.5	Honeywood Standstill Agreement filed on current report 8k dated July 21, 2014

Exhibit 10.6	Bacterial Robotics - Agreement and Plan of Merger filed on current report 8k dated February 4, 2014

Exhibit 10.7	Bacterial Robotics - Strategic Alliance Agreement filed on current report 8k dated November 4, 2013

Exhibit 10.8	Green Hygienics - License Agreement filed on current report 8k dated June 6, 2013

Exhibit 10.9	HerMan license agreement (filed herewith)

Exhibit 10.10	2 year extension HerMan license agreement (filed herewith)

Exhibit 10.11	Securities purchase agreement with Seth Shaw dated June 15, 2017 filed on current report 8k dated June 16, 2017

Exhibit 10.12	Securities purchase agreement with Seth Shaw dated June 21, 2017 filed on current report 8k dated June 22, 2017

Exhibit 10.13	Membership transfer agreement with Open Therapeutics dated December 2016 filed on current report 8k dated December 28, 2016

Exhibit 10.14	BLINK sales agreement (filed herewith)

Exhibit 10.15	Securities purchase agreement with Seth Shaw dated October 6, 2017 filed on current report 8k dated October 10, 2017

Exhibit 10.16	Employment agreement Seth M. Shaw filed on current report 8k dated November 7, 2012

Number	Description
31.1	Certification of Chief Executive Officer of Tauriga Sciences, Inc. Required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Accounting Officer of Tauriga Sciences, Inc. Required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer of Tauriga Sciences, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63

32.2	Certification of Principal Accounting Officer of Tauriga Sciences, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Financial Statement Schedules

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Seth M. Shaw	June 27, 2018
Seth M. Shaw, Principal Executive Officer	Date

/s/ Kevin P. Lacey	June 27, 2018
Kevin P. Lacey, Principal Accounting Officer	Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Seth M. Shaw	June 27, 2018
Seth M. Shaw, Director	Date

/s/ Dr. David L. Wolitzky	June 27, 2018
Dr. David L. Wolitzky, Director	Date

/s/ Thomas J. Graham	June 27, 2018
Thomas J. Graham, Director	Date

