Form 10-Q
period 2018-06-30
TAURIGA SCIENCES, INC.
filed 2018-07-31
CIK 1142790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of July 31, 2018, the registrant had 54,380,230 shares of its Common Stock, $0.00001 par value, outstanding.

2

PART I. FINANCIAL STATEMENTS

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TAURIGA SCIENCES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN US$)

	June 30, 2018	March 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash	$35,492	$12,291
Accounts receivable	581	581
Investment - trading securities	899,695	610,699
Investment - digital currency	24,316	22,056
Prepaid expenses and other current assets	9,270	40,720
Total current assets	969,354	686,347

Property and equipment, net	12,318	2,491

Total assets	$981,672	$688,838

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable to individuals and companies, net of discounts	$228,408	$254,847
Accounts payable	52,090	29,865
Accrued interest	51,441	33,875
Accrued expenses	12,134	-
Total current liabilities	344,073	318,587

Other liabilities:
Contingent liability	75,000	75,000
Total liabilities	419,073	393,587

Stockholders’ equity:
Common stock, par value $0.00001; 100,000,000 shares authorized, 54,380,230 and 52,264,476 issued and outstanding at June 30, 2018 and March 31, 2018, respectively	544	523
Additional paid-in capital	54,788,963	54,680,382
Accumulated deficit	(54,224,712)	(54,391,500)
Accumulated other comprehensive income	-	8,042
Total stockholders’ equity - Tauriga Sciences, Inc.	564,795	297,447

Non-controlling interest in subsidiary	(2,196)	(2,196)

Total stockholders’ equity	562,599	295,251

Total liabilities and stockholders’ equity	$981,672	$688,838

The accompanying notes are an integral part of the condensed consolidated financial statements.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(IN US$)

	For the three months ended
	June 30,
	2018	2017

Revenues	$-	$-
Cost of goods sold	-	-

Gross profit	-	-

Operating expenses
Research and development	-	2,000
General and administrative	222,038	473,889
Depreciation and amortization expense	259	135
Total operating expenses	222,297	476,024

Loss from operations	(222,297)	(476,024)

Other income (expense)
Interest expense	(23,496)	(148,448)
Loss on extinguishment of debt	-	(271,280)
Gain on derivative liability	-	271,280
Unrealized gain on trading securities	78,170	-
Loss on exchange from BTC	(37)	-
Unrealized loss on digital currency exchange	(5,572)	-
Gain on sale of trading securities	340,020	-
Total other income (expense)	389,085	(148,448)

Net income (loss)	166,788	(624,472)

Net income (loss) attributable to non-controlling interest	-	-
Net income (loss) attributable to controlling interest	166,788	(624,472)

Deemed dividend	-	(271,280)

Net income (loss) attributable to common shareholders	$166,788	$(895,752)

Comprehensive income (loss)
Net income (loss)	$166,788	$(624,472)
Change in unrealized gain on available for sale security	-	1,250
Comprehensive income (loss)	$166,788	$(623,222)
Earnings (loss) per share - basic	$0.003	$(0.036)
Weighted average number of shares outstanding - basic	53,662,728	24,676,213

Earnings (loss) per share - fully diluted	$0.003	$(0.036)
Weighted average number of shares outstanding - fully diluted	59,359,187	24,676,213

The accompanying notes are an integral part of the condensed consolidated financial statements.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(IN US$)

	For the three months ended
	June 30,
	2018	2017

Cash flows from operating activities
Net income (loss) attributable to controlling interest	$166,788	$(624,472)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Amortization of original issue discount	3,561	7,371
Unrealized loss on digital currency	5,572	-
Depreciation and amortization	259	135
Non-cash interest	-	54,000
Amortization of debt discount	-	66
Common stock issued and issuable for services (including stock-based compensation)	43,221	209,317
Legal fees deducted from proceeds of notes payable	-	10,500
Change in derivative liability	-	(271,280)
Loss on extinguishment of debt	-	271,280
Gain on sale of trading securities	(339,810)	-
Unrealized gain on trading securities	(78,170)	-
(Increase) decrease in assets
Prepaid expenses	31,450	(24,250)
Increase (decrease) in liabilities
Accounts payable	22,224	(3,253)
Accrued interest	19,906	67,351
Accrued expenses	12,134	44,050
Cash (used in) operating activities	(112,865)	(259,185)

Cash flows from investing activities
Proceeds (purchase) of trading securities, net	128,983	-
Proceeds (purchase) of digital currency, net	(7,831)	-
Purchase of property and equipment	(10,086)	(1,633)
Cash provided by (used in) investing activities	111,066	(1,633)

Cash flows from financing activities
Repayment of principal on notes payable	-	(40,000)
Proceeds from the sale of common stock (including to be issued)	-	150,000
Proceeds from convertible notes	25,000	229,500
Cash provided by financing activities	25,000	339,500
Net increase in cash	23,201	78,682

Cash, beginning of period	12,291	18
Cash, end of period	$35,492	$78,700

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest Paid	$-	$19,659
Taxes Paid	$-	$-

NON CASH ITEMS
Conversion of notes payable and accrued interest for common stock	$57,339	$187,003
Deemed dividend	$-	$271,280
Reclassification of derivative liability to additional paid in capital	$-	$729,189
Recognition of debt discount	$-	$12,546
Change in value of available for sale security	$-	$1,250
Reclassification of other comprehensive income to additional paid in capital	$8,042	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2018 AND 2017

(UNAUDITED)

(US$)

NOTE 1 – BASIS OF OPERATIONS

The unaudited condensed consolidated financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed consolidated financial statements and notes are presented as permitted on Form 10-Q and do not contain certain information included in the Company’s annual statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the March 31, 2018 Form 10-K filed with the SEC, including the audited consolidated financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed consolidated financial statements are reasonable, the accuracy of the amounts is in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

These unaudited condensed consolidated financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the operations and cash flows for the periods presented.

Nature of Business

Tauriga Sciences, Inc. (the “Company”), prior to December 12, 2011, was involved in the business of exploiting new technologies for the production of clean energy. The Company was then moving in the direction of a diversified biotechnology company. The mission of the Company is to evaluate potential acquisition candidates operating in the life sciences technology space.

During the quarter ended December 31, 2017, the Company launched a lip balm product (branded as HerMan®) during December 2017. The Company is hopeful that this product can provide the Company with sustainable revenue at margins that will justify the initial expense and effort. The Company believes that the initial high cost per unit of this lip balm product was largely attributable to formulation issues that have since been addressed and resolved, packing issues, fulfillment issues and shipping costs. The packing issues are still in process of being resolved. Upon successful resolution of these issues, the Company anticipates ramping up marketing and sales efforts. The Company believes that future inventory costs, if there is sufficient demand will be substantially lower than the first batch on a per unit basis. The Company is exercising caution and performing due diligence to ensure that any potential opportunities in this area are appropriately evaluated.

2018 Reverse Stock Split

On March 12, 2018, the Company held a meeting of its board of directors. The matters voted on and approved at the meeting included an amendment to the Company’s Articles of Incorporation to decrease the number of authorized shares of the Company’s common stock, $0.00001 par value per share from 7,500,000,000 to 100,000,000 shares and to affect a reverse stock split of the Company’s Common Stock at a ratio of 1-for-75 (the “Reverse Stock Split”).

On June 8, 2018, the Company filed an Articles of Amendment to its Articles of Incorporation (the “Amendment”) with the Secretary of State of the State of Florida, for the aforementioned decrease in the number of authorized shares and to affect a 1-for-75 reverse stock split of the Company’s common stock. The Reverse Stock Split became effective at 12:01 a.m. on July 9, 2018.

As a result of the Reverse Stock Split, each seventy-five (75) shares of the Company’s issued and outstanding common stock has been automatically combined and converted into one (1) issued and outstanding share of common stock. The Reverse Stock Split has affected all issued and outstanding shares of common stock, as well as common stock underlying stock options, warrants and other convertible securities outstanding immediately prior to the effectiveness of the Reverse Stock Split. The Reverse Stock Split has reduced the number of outstanding shares of the common stock outstanding prior to the Reverse Stock Split from 4,078,179,672 shares to 54,380,230 shares following the Reverse Stock Split.

No fractional shares will be issued as a result of the Reverse Stock Split, and any such stockholders whose number of post-split shares would result in a fractional number will have his/her/its shares rounded up to the next number of shares.

Pursuant to SAB Topic 14C of the Securities Exchange Act of 1934, as amended, the holders of common stock, par value $0.00001 per share, were notified via Current Report Form 8K (filed on July 9, 2018) that on March 12, 2018, the Company received a unanimous written consent in lieu of a meeting of the holders of the common stock that the common stock of the Company 1 for 75 reverse split was effective.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2018 AND 2017

(UNAUDITED)

(US$)

NOTE 1 – BASIS OF OPERATIONS (CONTINUED)

Nature of Business (Continued)

Reverse Stock Split (Continued)

All references set forth in this quarterly report to number of shares or per share data have been presented retroactively on a post reverse stock-split basis, including any stock options, restricted stock, notes, convertible or exercisable securities and warrants, have been retroactively adjusted in these condensed consolidated financial statements for all periods presented to reflect the 1-for-75 Reverse Stock Split.

Cupuaçu Butter Lip Balm

On December 23, 2016, the Company entered into a non-exclusive, 12-month license agreement (the “License Agreement”) with Cleveland, Ohio based cosmetics products firm Ice + Jam LLC (“Ice + Jam”). Under terms of the License Agreement, the Company will market Ice + Jam’s proprietary cupuaçu butter lip balm, sold under the trademark HerMan® and the two companies will evenly share on a 50/50 basis any profits generated through the Company’s marketing, sales and distribution efforts. The Company had agreed to pay the production, marketing and start-up costs for all product it sells to retail customers or distributors. As part of the License Agreement, the Company issued 66,667 common shares which had a value of $27,500, based on the closing price of the stock on the day the Company entered into the agreement ($0.38 per share). The cost of the shares will be prorated over the life of the license.

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

As noted above, during the quarter ended December 31, 2017, the Company launched this lip balm product (branded as HERMAN®).

During February of 2018, the Company’s strategy with respect to the HerMan® product was negatively impacted by a series of product defects relating to the twisting mechanism of the lip balm tube. The Company immediately made the decision to work with the manufacturer to permanently address and fix this defect issue (which the Company believes has affected approximately 30% of the initial product batch. This issue significantly increases the risk associated with this business opportunity and there can be no guarantee that this will be satisfactorily solved.

The Company had no sales of the HerMan® product during the three months ended June 30, 2018 and 2017. The Company has removed the product from the website and is working with the manufacturer to resolve product quality issues. As a result of the quality control issues regarding the packaging, the Company has written off the remaining inventory of $16,897 as of March 31, 2018 as they complete the re-design of the packaging of this product as they have determined that the units are not usable. The Company is still in the process of trying to resolve the packaging issue and cannot determine the impact that it will have on future revenue.

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

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2018 AND 2017

(UNAUDITED)

(US$)

NOTE 1 – BASIS OF OPERATIONS (CONTINUED)

Nature of Business (Continued)

Honeywood (Continued)

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

Pilus Energy

On November 25, 2013, the Company executed a definitive merger agreement to acquire Pilus Energy, LLC (“Pilus”), an Ohio limited liability company and a developer of alternative cleantech energy platforms using proprietary microbial solutions that create electricity while consuming polluting molecules from wastewater. On January 28, 2014, the Company completed its acquisition of Pilus. As a condition of the acquisition, the shareholders of Pilus received a warrant to purchase 1,333,334 shares of common stock of the Company, which represented a fair market value of approximately $2,000,000, and, based upon whether the Warrants issued to Pilus represented at least 5% the then outstanding and fully diluted capitalization of the Company, Pilus had been granted an option to appoint a member to the Company’s board of directors. No board member had been appointed by Pilus to the Company’s board. In addition, the Company paid Open Therapeutics, LLC (f/k/a Bacterial Robotics, LLC and Microbial Robots, LLC) (“Open Therapeutics”), formerly the parent company of Pilus, $50,000 on signing the merger agreement and $50,000 at the time of closing. Pilus’ principal asset on its balance sheet at the time of the acquisition was its US patent relating to its clean water technology. The Company determined that the value of the acquisition on January 28, 2014 would be equal to the value of cash paid to Pilus plus the value of the 1,333,334 warrants the Company issued to acquire Pilus. Through March 31, 2014, the Company amortized the patent over its estimated useful life, then on March 31, 2014, the Company conducted its annual impairment test and determined that the entire unamortized balance should be impaired as the necessary funding to further develop the patent was not available at that time.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2018 AND 2017

(UNAUDITED)

(US$)

NOTE 1 – BASIS OF OPERATIONS (CONTINUED)

Nature of Business (Continued)

Pilus Energy

On December 22, 2016, the Company entered in a membership interest transfer agreement with Open Therapeutics whereby the Company sold 80% of its membership interest in Pilus back to Open Therapeutics. Open Therapeutics agreed to terminate and cancel 80% of the unexercised portion of the warrant to purchase 385,569 shares (or 308,455 warrants) of the Company’s common stock. Open Therapeutics agreed to pay to the Company 20% of the net profit generated Pilus Energy from its previous year’s earnings, if any. The first $75,000 of such payments would be retained by Pilus Energy as additional consideration for the sale, which is reflected as a contingent liability on the Company’s condensed consolidated balance sheet. The Company further agreed it would vote its 20% membership interest in Pilus Energy in the same manner that Open Therapeutics votes its membership interest on all matters for which a member vote is required. Through June 30, 2018, there has been no activity recorded by Open Therapeutics with respect to Pilus Energy, and thus the $75,000 remains contingently owed to them. No activity is expected to occur prior to the Company’s third fiscal quarter, and possibly later.

Tauriga Biz Dev Corp

On January 4, 2018, the Company announced that its Board of Directors unanimously approved the formation a wholly-owned subsidiary focused on acquiring interest(s) in patents and other intellectual property. This subsidiary, incorporated in Delaware, was named Tauriga IP Acquisition Corp. On March 25, 2018, the Company changed the name to Tauriga Biz Dev Corp.

On March 29, 2018 the Company, through Tauriga Biz Dev Corp., entered into an independent sales representative agreement with Blink Charging Company (NASDAQ: BLNK) (“BLINK”). Under this agreement the Company will be a non-exclusive independent sales representative. The Company will act on behalf of BLINK to solicit orders from potential customers for EV (“Electric Vehicle”) Stations placement. Tauriga Biz Dev Corp will be compensated upon contracting and as long as the Company’s acquired prospect remains under contract. This arrangement has the potential to earn both short term as well as long term recurring revenue by helping BLINK expand its national electric vehicle charging infrastructure and network. This sales agreement is a three-tier model based on whether Tauriga Biz Dev Corp. contracts the new customer to purchase equipment outright from BLINK or enter into one of two revenue-sharing agreements. In the case Tauriga Biz Dev Corp. effectuates a sale of BLINK equipment it will receive a one-time sales commission based on the sales price of the equipment sale. In the case where Tauriga Biz Dev Corp. secures a revenue sharing agreement with a customer where BLINK remains the owner, Tauriga Biz Dev Corp. will be paid an on-going commission based off of gross charger revenue, subject to which party paid for the installation. Commission payments under the revenue sharing agreement are subject to minimum revenue generation hurdles.

On June 29, 2018, the Company purchased four BLINK Level 2 - 40” pedestal chargers for permanent placement in a retail location or locations whereby the Company will pay a variable annual fee based on 7% of total revenue per charging unit. The rest of the proceeds will be split 80/20 between the Company and the host location owner or its assignee. The host location owner to will pay for the cost of providing power to these unit as well as installation costs. The Company has not yet secured the location for installation of these units.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2018 AND 2017

(UNAUDITED)

(US$)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

In the year ended March 31, 2018, the Company had two substantial events occur. The Company launched its joint venture product as noted above. This resulted in operations that the Company recognized its initial sales orders from. Operations from this joint venture are currently on hold while the Company works out quality control issues regarding the packaging of the individual units. As a result, the entire inventory balance has been written off. Additionally, the Company settled the case entitled Tauriga Sciences, Inc. v. Cowan, Gunteski & Co., P.A., et al. that was ongoing for over one year. Due to the settlement of the lawsuit, the Company was able to record $2,050,000 in other income in the year ended March 31, 2018. With the collection of proceeds from the lawsuit, the Company was able to settle long outstanding payables and pay convertible notes payable, as well as invest in trading securities to leverage its operating business. As a result of these two events Company has been able to rely much less on third-party borrowing while we continued to develop their business. The Company invested a portion of its available cash in trading securities. As a result of some of these investments in trading securities, the Company was able to recognize a net profit in the amount of $166,788 for the three months ended June 30, 2018 compared to a net loss of $624,472   for the same period in the prior year. Also, as a result of this activity the Company had a working capital surplus of $625,281 at June 30, 2018 compared to $367,760 at March 31, 2018. The Company believes that there is uncertainty with respect to continuing as a going concern until the operating business can achieve more than nominal sales and profitable operations and sustain cash flow to operate the Company for a period of twelve months. Management’s plans with respect to this include raising capital through equity markets to fund future operations and cultivating new license agreements or acquiring ownership in technology or other operating companies or formulating relationships such as the one with BLINK. The Company, after the reverse stock split became effective, has up-listed as OTCQB:TAUGD effective July 30, 2018 to have easier access to capital through larger investors. In connection with our recent 1:75 reverse stock split, the Company’s stock symbol was designated the letter “D” at the end of our stock symbol (TAUG), as is customary to alert shareholders that a stock split has occurred. This letter “D” designation is for a 20-day trading period that will end on August 5, 2018, at which time the Company’s stock symbol will revert to TAUG. The Company intends to continue funding its operations either through cash-on-hand or through financing alternatives. In the event the Company does need to raise additional capital to fund operations or engage in a transaction, failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses, acquire new license agreements or ownership interests in life science companies and generate adequate revenues, or the agreements entered into recently are unsuccessful, there can be no assurances that the revenues will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern as determined by management. However, the accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Condensed Consolidated Financial Statements

The condensed consolidated financial statements include the accounts and activities of Tauriga Sciences, Inc., its wholly-owned Canadian subsidiary, Tauriga Canada, Inc., its controlling interest in a joint venture with Ice + Jam LLC and its wholly-owned subsidiary Tauriga Biz Dev Corp. All intercompany transactions have been eliminated in consolidation.

Non-controlling Interests

On December 23, 2016, the Company entered into a non-exclusive, one-year license agreement (subsequently extended by an additional two-years) with Ice + Jam LLC. Under terms of the License Agreement, the Company will market Ice + Jam’s proprietary cupuaçu butter lip balm, sold under the trademark HerMan®. To effectuate this arrangement, the Company and Ice + Jam formed a new company. Through this new company the two parties will evenly share on a 50/50 basis any profits generated through the Company’s marketing, sales and distribution efforts. All revenue and expense from these efforts are fully consolidated in the Company’s condensed consolidated financial statements and then the minority interest is designated as noncontrolling interest to derive at net loss attributable to common shareholders. The non-controlling interest at June 30, 2018 and March 31, 2018 is $2,196 and $2,196, respectively. There was neither a net loss or gain attributable to noncontrolling interest for the three months ended June 30, 2018 and 2017.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2018 AND 2017

(UNAUDITED)

(US$)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This standard provides a single set of guidelines for revenue recognition to be used across all industries and requires additional disclosures. The updated guidance introduces a five-step model to achieve its core principal of the entity recognizing revenue to depict the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted the updated guidance effective October 1, 2017 as the Company commenced sales of HerMan® using the full retrospective method. The new standard did not have a material impact on its financial position and results of operations, as it did not change the manner or timing of recognizing revenue.

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

On March 29, 2018 the Company, through Tauriga Biz Dev Corp., entered into an independent sales representative agreement with BLINK. Under this agreement the Company will be a non-exclusive independent sales representative. The Company will act on behalf of BLINK to solicit orders from potential customers for EV Stations placement. Tauriga Biz Dev Corp will be compensated upon contracting and as long as the Company’s acquired prospect remains under contract. This arrangement has the potential to earn both short term as well as long term recurring revenue by helping BLINK expand its national electric vehicle charging infrastructure and network. This sales agreement is a three-tier model based on whether Tauriga Biz Dev Corp. contracts the new customer to purchase equipment outright from BLINK or enter into one of two revenue-sharing agreements. In the case Tauriga Biz Dev Corp. effectuates a sale of BLINK equipment it will receive a one-time sales commission based on the sales price of the equipment sale. In the case where Tauriga Biz Dev Corp. secures a revenue sharing agreement with a customer where BLINK remains the owner, Tauriga Biz Dev Corp. will be paid an on-going commission based off of gross charger revenue, subject to which party paid for the installation. Commission payments under the revenue sharing agreement are subject to minimum revenue generation hurdles.

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

On June 29, 2018, the Company purchased four BLINK Level 2 - 40” pedestal chargers for permanent placement in a retail location or locations whereby the Company will pay a variable annual fee based on 7% of total revenue per charging unit. The rest of the proceeds will be split 80/20 between the Company and the host location owner or its assignee. The host location owner to will pay for the cost of providing power to these unit as well as installation costs. The Company has not yet secured the location for installation of these units.

The Company recognized no operating revenue during the three months ended June 30, 2018 and 2017.

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

Cash Equivalents

For purposes of reporting cash flows, cash equivalents include investment instruments purchased with an original maturity of three months or less. At June 30, 2018, the Company’s cash on deposit with financial institutions did not exceed the total FDIC insurance limit of $250,000. To reduce its risk associated with the failure of such financial institution, the Company holds its cash deposits in more than one financial institution, and we evaluate at least annually the rating of the financial institution in which the Company holds deposits. The Company had no cash equivalents as of June 30, 2018.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2018 AND 2017

(UNAUDITED)

(US$)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Investment in Trading Securities

Investment in trading securities consist of investments in shares of common stock of companies traded on public markets, warrants exercisable for publicly traded common stock as well as publicly traded warrants of these companies. These securities are carried on the Company’s balance sheet at fair value based on the closing price of the shares owned on the last trading day before the balance sheet date of this report. Fluctuations in the underlying bid price of the stocks result in unrealized gains or losses. The Company recognizes these fluctuations in value as other operating income or loss.

For investments sold, the Company recognizes the gains and losses attributable to these investments as realized gains or losses in other operating income or loss.

Inventory

Inventory consists of finished goods in salable condition and is stated at the lower of cost or market determined by the first-in, first-out method. The inventory consists of packaged, labeled salable inventory. Shipping of product to finished good inventory fulfillment center is also included in the total inventory cost. Shipping of product upon sale for online sales is paid by the customer upon ordering. For wholesale product orders shipping cost is paid by the Company. As of March 31, 2018, as a result of the quality control issues regarding the packaging, the Company has written off the remaining inventory of $16,897 as the manufacturer completed the re-design of the packaging of this product as the Company has determined that the units then on hand were not usable. No other inventory has been purchased for the period ending June 30, 2018.

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

Net Earnings (Loss) Per Common Share

The Company computes per share amounts in accordance with FASB ASC Topic 260 “Earnings per Share” (“EPS”), which requires presentation of basic and diluted EPS. Basic EPS is computed by dividing the income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock and common stock equivalents outstanding during the periods; however, potential common shares are excluded for period in which the Company incurs losses, as their effect is anti-dilutive. For the three months ended June 30, 2017, basic and fully diluted earnings per share were the same as the Company had a loss in this period.

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

The Company accounts for stock-based compensation awards to non-employees in accordance with ASC 505-50, “Equity-Based Payments to Non-Employees.” Under ASC 505-50, the Company determines the fair value of the warrants or stock-based compensation awards granted on the grant date as either the fair value of the consideration received, or the fair value of the equity instruments issued, whichever is more reliably measurable. Any stock options or warrants issued to non-employees are recorded in expense and an offset to additional paid-in capital in stockholders’ equity over the applicable service periods using variable accounting through the vesting dates based on the fair value of the options or warrants at the end of each period.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2018 AND 2017

(UNAUDITED)

(US$)

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

Research and Development

The Company expenses research and development costs as incurred. Research and development costs were $0 and $2,000 for the three months ended June 30, 2018 and 2017, respectively. The Company is continually evaluating products and technologies in the natural wellness space, including its cupuaçu butter lip balm, as well as any intellectual property or other related technologies. As the Company investigates and develops relationships in these areas, resultant expenses for trademark filings, license agreements, product development and design materials will be expensed as research and development. Some costs will be accumulated for subsidiaries prior to formation of any new entities.

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

FOR THE THREE MONTHS ENDED JUNE 30, 2018 AND 2017

(UNAUDITED)

(US$)

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

Derivative Financial Instruments

Derivatives are recorded on the consolidated balance sheet at fair value. The conversion features of the convertible debentures are embedded derivatives and are separately valued and accounted for on the condensed consolidated Balance Sheets with changes in fair value recognized during the period of change as a separate component of other income/expense. Fair values for exchange-traded securities and derivatives are based on quoted market prices. The pricing model we use for determining the fair value of our derivatives are binomial pricing models. Valuations derived from this model are subject to ongoing internal and external verification and review. The model uses market-sourced inputs such as interest rates and stock price volatilities. Selection of these inputs involves management’s judgment and may impact net income (loss).

With the issuance of the July 2017 FASB ASU 2017-11, “Earnings Per Share (Topic 260) Distinguishing Liabilities from Equity (Topic 480) Derivatives and Hedging (Topic 815),” which addresses the complexity of accounting for certain financial instruments with down round features, the Company has chosen the early adopt retroactively the amendments in Part I of the standard whereby fair value derivative liabilities previously recognized were derecognized in the current and comparative periods. Under the amendments included in this update, the Company is no longer required to record changes in fair value during the period of change as a separate component of other income (expense) in the condensed consolidated Statements of Operations and Comprehensive Income (Loss).

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

FOR THE THREE MONTHS ENDED JUNE 30, 2018 AND 2017

(UNAUDITED)

(US$)

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

The Company has identified that instruments previously carried as derivative liabilities were deemed to be such on the basis of embedded features containing down round provisions, resulting in the strike price being reduced on the basis of the pricing of future equity offerings. In accordance with the adoption of ASU 2017-11, the Company recorded a gain on derivative liability in the amount of $271,280 for the year ended June 30, 2017. This adoption of this accounting pronouncement had no effect on the three months ended June 30, 2018 as there were no instruments that would have caused this presentation. The Company also recorded a corresponding loss on extinguishment of debt in the amount of $271,280 for the three months ended June 30, 2017, with no effect on the three months ended June 30, 2018. Along with this transaction, the Company recorded a deemed dividend to shareholders in the amount of $271,280 for the three months ended June 30, 2017 and no deemed dividend for the three months ended June 30, 2018.

The three instruments affected by this adoption were (i) the June 1, 2015, 7% Convertible Redeemable Note with a principal amount of $104,000 with a maturity date of June 1, 2016 with Union Capital, LLC which contains an anti-ratchet clause; (ii) the July 14, 2015, 12% convertible redeemable note with Group 10 Holdings, LLC having a principal amount of $96,000 issued with an original issue discount of $16,000 and (iii) the November 7, 2016, 12% convertible redeemable note with Group 10 Holdings, LLC having a principal amount of $45,000 issued with an original issue discount of $7,000. The two Group 10 Holdings, LLC notes contain a most favored nations clause, allowing the note holder to adopt any term of future convertible redeemable notes which would be beneficial to them. All of the instruments described in this paragraph have been fully repaid or converted as of October 10, 2017.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2018 AND 2017

(UNAUDITED)

(US$)

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

As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by ASC 740 and concluded that the tax position of the Company does not meet the more-likely-than-not threshold as of June 30, 2018.

Recent Accounting Pronouncements

In June 2018, the FASB issued ASU No. 2018-07, “Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting” which addresses accounting for issuance of all share-based payments on the same accounting model. Previously, accounting for share-based payments to employees was covered by ASC Topic 718 while accounting for such payments to non-employees was covered by ASC Subtopic 505-50. As it considered recently issued updates to ASC 718, the FASB, as part of its simplification initiatives, decided to replace ASC Subtopic 505-50 with Topic 718 as the guidance for non-employee share based awards. Under this new guidance, both sets of awards, for employees and non-employees, will essentially follow the same model, with small variations related to determining the term assumption when valuing a non-employee award as well as a different expense attribution model for non-employee awards as opposed to employee awards. The ASU is effective for public business entities beginning in 2019 calendar years and one year later for non-public business entities. The Company is assessing the impact, if any, of implementing this guidance on its financial position and results of operations.

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

FOR THE THREE MONTHS ENDED JUNE 30, 2018 AND 2017

(UNAUDITED)

(US$)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

 In February 2016, FASB issued ASU 2016-02, “Leases (Topic 842).” The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. The new guidance will be effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period and is applied retrospectively. Early adoption is permitted. The Company is currently in the process of assessing the impact the adoption of this guidance will have on the Company’s condensed consolidated financial statements.

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

NOTE 3– INVENTORY

As a result of the quality control issues regarding the packaging, the Company has written off the remaining inventory of $16,897 as of March 31, 2018 as they complete the re-design of the packaging of this product as they have determined that the units are not usable.

The Company has removed the product from the website and is working with the manufacturer to resolve these issues. The Company as a result of this, has no Inventory as of June 30, 2018 and March 31, 2018.

NOTE 4– PROPERTY AND EQUIPMENT

The Company’s property and equipment is as follows:

	June 30, 2018 (unaudited)	March 31, 2018	Estimated Life

Computers, office furniture and other equipment	$69,137	$59,051	3-5 years

Less: accumulated depreciation	(56,819)	(56,560)

Net	$12,318	2,491

On June 29, 2018, the Company purchased four BLINK Level 2 - 40” pedestal chargers for permanent placement in one or more retail locations whereby the Company will share revenue from these electric car vehicle charging units with such location owner. No depreciation expense has been recorded for the charging units due to the fact they have not been placed in service. Depreciation expenses for the three months ended June 30, 2018 and 2017 was $259 and $135, respectively.

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

FOR THE THREE MONTHS ENDED JUNE 30, 2018 AND 2017

(UNAUDITED)

(US$)

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

On December 1, 2017, the Company relocated its corporate headquarters from Danbury, Connecticut to New York, New York. The Company has entered into a two-year lease at $1,010 per month for the term of the lease. The Company recorded rent expense of $3,149 for the three months ended June 30, 2018 compared to no expense for the same period in prior year.

Lease obligation for Fiscal Year Ended March 31,
2019	9,090
2020	8,080

NOTE 6 – INTANGIBLE ASSETS

Patents:

Pilus Energy, LLC

The Company, through the acquisition of Pilus Energy on January 28, 2014, acquired a patent to develop cleantech energy using proprietary microbiological solution that creates electricity while consuming polluting molecules from wastewater.

On December 22, 2016, the Company entered in a membership interest transfer agreement with Open Therapeutics whereby the Company sold 80% of its membership interest in Pilus to Open Therapeutics. Open Therapeutics agreed to terminate and cancel 80% of the unexercised portion of Open Therapeutics agreed to pay to the Company 20% of the net profit generated Pilus Energy from its previous year’s earnings, if any. The first $75,000 of such payments would be retained by Pilus Energy as additional consideration for the sale, which is reflected as a contingent liability on the Company’s condensed consolidated balance sheet. The Company further agreed it would vote its 20% membership interest in Pilus Energy in the same manner that Open Therapeutics votes its membership interest on all matters for which a member vote is required. Through June 30, 2018, there has been no activity recorded by Open Therapeutics with respect to Pilus Energy, and thus the $75,000 remains contingently owed to them. No activity is expected to occur prior to the Company’s third fiscal quarter.

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

The Company accounts for the fair value of the conversion feature in accordance with ASC 815-15, “Derivatives and Hedging; Embedded Derivatives,” which requires the Company to bifurcate and separately account for the conversion features as an embedded derivative contained in the Company’s convertible debt and original issue discount notes payable. The Company is required to carry the embedded derivative on its condensed consolidated Balance Sheets at fair value and account for any unrealized change in fair value as a component in its results of operations. The Company valued the embedded derivatives using eight steps to determine fair value under ASC 820: (1) Identify the item to be valued and the unit of account; (2) Determine the principal or most advantageous market and the relevant market participants; (3) Select the valuation premise to be used for asset measurements; (4) Consider the risk assumptions applicable to liability measurements; (5) Identify available inputs; (6) Select the appropriate valuation techniques; (7) Make the measurement; (8) Determine amounts to be recognized and information to be disclosed.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2018 AND 2017

(UNAUDITED)

(US$)

NOTE 7 – DERIVATIVE LIABILITIES EMBEDDED IN CONVERTIBLE NOTES (CONTINUED)

With the issuance of the July 2017 FASB ASU 2017-11, “Earnings Per Share (Topic 260) Distinguishing Liabilities from Equity (Topic 480) Derivatives and Hedging (Topic 815),” which addresses the complexity of accounting for certain financial instruments with down round features, the Company has chosen the early adopt retroactively the amendments in Part I of the standard whereby fair value derivative liabilities previously recognized were derecognized in the current and comparative periods. Under the amendments included in this update, the Company is no longer required to record changes in fair value during the period of change as a separate component of other income (expense) in the condensed consolidated Statements of Operations and Comprehensive Income (Loss).

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

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2018 AND 2017

(UNAUDITED)

(US$)

NOTE 7 – DERIVATIVE LIABILITIES EMBEDDED IN CONVERTIBLE NOTES (CONTINUED)

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

The Company has identified that instruments previously carried as derivative liabilities were deemed to be such on the basis of embedded features containing down round provisions, resulting in the strike price being reduced on the basis of the pricing of future equity offerings. The Company was not affected by the adoption of ASU 2017-11 for the three months ended June 30, 2018 as they had no instruments that would be impacted by this pronouncement, compared to a gain on derivative liability in the amount of $271,280 for the three months ended June 30, 2017. The Company also recorded a corresponding loss on extinguishment of debt in the amount of $271,280 for the three months ended June 30, 2017.

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

NOTE 8 – NOTES PAYABLE AND CONVERTIBLE NOTES

Notes payable and convertible notes consisted of the following as of:

		June 30, 2018 (unaudited)	March 31, 2018
Alternative Strategy Partners PTE Ltd.- Sep 2015	(a)	$90,000	$90,000
GS Capital Partners LLC - Oct 2017	(b)	50,000	105,000
GS Capital Partners LLC - March 2018	(c)	48,000	48,000
GS Capital Partners LLC - Nov 2018	(d)	28,000	-
Note to an Individual – Feb 2013	(e)	15,000	15,000
Total notes payable and convertible notes		231,000	258,000
Less - note discounts		(2,592)	(3,153)
Less - current portion of these notes		(228,408)	(254,847)
Total notes payable and convertible notes, net discounts		$-	$-

(a)	Three-month $180,000 non-convertible debenture (“note”) dated September 23, 2015 bearing and interest rate of 11.50% per annum. The note matured in December 2015. The Company received cash of $90,000 ($75,000 wired directly to the Company and $15,000 wired directly from ASP to compensate a consultant). The balance of this note ($90,000) was to be wired directly to a Japanese based consumer product firm called Eishin, Inc., but the holder never provided any documentation evidencing that $90,000 was paid to Eishin. The Company is in dispute with the noteholder, and the Company has not recorded this liability as of June 30, 2018 or March 31, 2018. If the proper documentation is provided to the Company, the Company will record the liability at that time. The Company has not received any type of default notice with respect to this $180,000 non-convertible note. Additionally, the Company has not received any shares in Eishin Co., Ltd. up to this point. The Company did follow up with Eishin in March 2017, and it was noted that Eishin did not reflect the Company as having this ownership. As a result, the additional $90,000 has not been recognized as outstanding. As of June 30, 2018, this note had accrued interest of $23,468.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2018 AND 2017

(UNAUDITED)

(US$)

NOTE 8 – NOTES PAYABLE AND CONVERTIBLE NOTES (CONTINUED)

(b)	On October 17, 2017, the Company entered into a stock purchase agreement with GS Capital Partners LLC, whereby the Company issued two 8% convertible redeemable notes each in the principal amount of $105,000. The first 8% note was funded with gross cash proceeds of $100,000, after the deduction of $5,000 in legal fees. The second 8% note (the “Back-End Note”) was initially paid for by an offsetting promissory note issued by GS Capital Partners LLC, to the Company (the “Note Receivable”). The terms of the Back-End Note require cash funding prior to any conversion thereunder. The Note Receivable is due June 17, 2018, unless certain conditions are not met, in which case both the Back-End Note and the Note Receivable may both be cancelled. Both the First Note and the Back-End Note have a maturity date one year from the date of issuance upon which any outstanding principal and interest is due and payable. The amounts cash funded plus accrued interest under both the First Note and the Back-End Note are convertible into shares of the Company’s common stock at a price per share equal to 70% of the lowest daily VWAP of the common stock as reported on the National Quotations Bureau OTC Markets market on which the Company’s shares are traded or any exchange upon which the common stock may be traded in the future, for the 15 prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. In the event the Company experiences a DTC “chill” on its shares, the conversion price shall be decreased to 60% instead of 70% while that “chill” is in effect. Upon an event of default, principal and accrued interest will become immediately due and payable under the notes. Additionally, upon an event of default, both notes will accrue interest at a default interest rate of 24% per annum or the highest rate of interest permitted by law. Further, certain events of default may trigger penalty and liquidated damage provisions. During the first 6 months that the First Note and the Back-End Note are outstanding, the Company may redeem either by paying to GS Capital Partners LLC an amount as follows: (i) if the redemption is within the first 90 days either note is in effect, then for an amount equal to 120% of the unpaid principal amount of either note along with any interest that has accrued during that period, and (ii) if the redemption is after the 91st day the either note is in effect, but less than the 180th day, then for an amount equal to 133% of the unpaid principal amount of either note along with any accrued interest. Neither note may be redeemed after 180 days. Additionally, and pursuant to the Purchase Agreement, the Company issued to GS Capital Partners LLC 306,667 shares of the Company’s common stock valued at $20,700 ($0.0675 per share). At June 30, 2018, the first note had accrued interest of $2,805. On April 25, 2018, the noteholder, under their rights under the contract, canceled the back-end note. On May 1, 2018, the noteholder converted $55,000 of principal and accrued interest of $2,339 in exchange for 1,985,754 of the Company’s shares ($0.028888 per share). On July 18, 2018, the Company paid $69,503 to fully retire the remaining $50,000 principal balance of this note plus $3,503 of accrued interest and a prepayment penalty of $16,500. At June 30, 2018, this note had accrued interest of $19,503.

(c)	On March 9, 2018, GS Capital Partners, LLC funded the back-end note under the August 31, 2017 Securities Purchase Agreement with GS Capital Partners, LLC whereby the Company issued two 8% convertible redeemable notes each in the principal amount of $48,000. This Back-End Note was initially paid for by an offsetting promissory note issued by GS Capital Partners, LLC to the Company (the “Note Receivable”). This note has a maturity date one year from the date of issuance upon which any outstanding principal and interest is due and payable. The amounts cash funded plus accrued interest under the note are convertible into shares of the Company’s common stock at a price for each share of common stock equal to 70% of the lowest daily VWAP of the common stock as reported on the National Quotations Bureau OTC Markets market on which the Company’s shares are traded or any exchange upon which the common stock may be traded in the future, for the 15 prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. In the event the Company experiences a DTC “chill” on its shares, the conversion price shall be decreased to 60% instead of 70% while that “chill” is in effect. Upon an event of default, principal and accrued interest will become immediately due and payable under the notes. Additionally, upon an event of default, notes will accrue interest at a default interest rate of 24% per annum or the highest rate of interest permitted by law. Further, certain events of default may trigger penalty and liquidated damage provisions. During the first six months this note is in effect, the Company may redeem by paying to GS Capital Partners, LLC an amount as follows: (i) if the redemption is within the first 90 days either note is in effect, then for an amount equal to 120% of the unpaid principal amount of either note along with any interest that has accrued during that period, and (ii) if the redemption is after the 91st day the either note is in effect, but less than the 180th day, then for an amount equal to 133% of the unpaid principal amount of either note along with any accrued interest. The note may be redeemed after 180 days. At June 30, 2018, this note had accrued interest of $1,189.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2018 AND 2017

(UNAUDITED)

(US$)

NOTE 8 – NOTES PAYABLE AND CONVERTIBLE NOTES (CONTINUED)

(d)	On May 10, 2018, the Company entered into a securities purchase agreement with GS Capital Partners, LLC. GS Capital Partners, LLC whereby the Company issued two 8% convertible redeemable notes in the cumulative principal amount of $56,000. The first 8% note for $28,000 was funded with net proceeds of $25,000, after the deduction of $3,000 for OID. The second 8% note (the “Back-End Note”) is initially paid for by an offsetting promissory note issued by GS Capital Partners, LLC to the Company (the “Note Receivable”). The terms of the Back-End Note require cash funding prior to any conversion thereunder. The Note Receivable is due January 10, 2019, unless certain conditions are not met, in which case both the Back-End Note and the Note Receivable may both be cancelled. Both the First Note and the Back-End Note have a maturity date one year from the date of issuance upon which any outstanding principal and interest is due and payable. The amounts cash funded plus accrued interest under both the First Note and the Back-End Note are convertible into shares of the Company’s common stock at a price for each share of common stock equal to 70% of the lowest daily VWAP of the common stock as reported on the National Quotations Bureau OTC Markets market on which the Company’s shares are traded or any exchange upon which the common stock may be traded in the future, for the 15 prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. In the event the Company experiences a DTC “chill” on its shares, the conversion price shall be decreased to 60% instead of 70% while that “chill” is in effect. The Back-End Note will not be cash funded and such note, along with the Note Receivable, will be immediately cancelled if the shares do not maintain a minimum trading price during the five days prior to such funding and a certain aggregate dollar trading volume during such period. Upon an event of default, principal and accrued interest will become immediately due and payable under the notes. Additionally, upon an event of default, both notes will accrue interest at a default interest rate of 24% per annum or the highest rate of interest permitted by law. Further, certain events of default may trigger penalty and liquidated damage provisions. During the first six months First Note is in effect, the Company may redeem either note by paying to GS Capital Partners, LLC an amount as follows: (i) if the redemption is within the first 90 days either note is in effect, then for an amount equal to 120% of the unpaid principal amount of either note along with any interest that has accrued during that period, and (ii) if the redemption is after the 91st day the either note is in effect, but less than the 180th day, then for an amount equal to 133% of the unpaid principal amount of either note along with any accrued interest. The note may be redeemed after 180 days. The back-end note may not be repaid. The note holder may redeem this note at any time after the first six months. As of June 30, 2018, this note had accrued interest of $558.

(e)	An individual note was issued on February 22, 2013, in the amount of $15,000, bearing an interest rate of 8%. The note is convertible into common stock of the Company at $1.875 per share. As of June 30, 2018, this note accrued interest of $6,723.

During the three months ended June 30, 2018, the Company issued 1,985,754 shares of common stock to holders of convertible notes to retire $55,000 in principal and $2,339 of accrued interest (at $0.02888 per share) under the convertible notes.

During the year ended March 31, 2018, the Company issued 20,160,661 shares of common stock to holders of convertible notes to retire $601,749 in principal and $85,055 of accrued interest (at $0.016875 to $0.09 per share) under the convertible notes. During the year ended March 31, 2018, the Company paid cash of $347,681 to retire convertible note principal and cash of $145,550 to repay interest and prepayment penalties.

Interest expense for the three months ended June 30, 2018 and 2017 was $23,496 and $148,448. For the three months ended June 30, 2018 interest expense consisted of interest on face value of convertible notes in the amount of $3,405, prepayment penalty on convertible notes in the amount of $16,500 and amortized debt discount of $3,561. Accrued interest at June 30, 2018 and March 31, 2018 was $51,441 and $33,875, respectively.

NOTE 9 – RELATED PARTIES

On June 15, 2017, Seth Shaw, Chief Executive Officer made a personal investment into the Company of $95,000. This investment is structured as an equity private placement of 1,013,334 shares of Company common stock at $0.09375 per share. The Company used the proceeds for general and administrative purposes. The shares were issued on August 1, 2017.

On June 21, 2017, Seth Shaw, Chief Executive Officer made a personal investment into the Company of $55,000. This investment is structured as an equity private placement of 586,667 shares of Company common stock at $0.09375 per share. The Company used the proceeds for general and administrative purposes. The shares were issued on August 1, 2017.

On October 6, 2017, Seth Shaw, Chief Executive Officer made a personal investment into the Company of $137,500. This investment is structured as an equity private placement of 1,466,667 shares of Company common stock at $0.09375 per share. The Company used the proceeds for general and administrative purposes. The shares were issued December 19, 2017.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2018 AND 2017

(UNAUDITED)

(US$)

NOTE 9 – RELATED PARTIES (CONTINUED)

As a result of the Company’s joint venture with Ice + Jam, a receivable and a payable was recorded on the Company’s books. As of June 30, 2018, these amounts represented cash Ice + Jam collected from sales of HerMan® through their website in the amount of $581 and a payable in the amount of $5,522 for expenses incurred through the operation of the business.

NOTE 10 – STOCKHOLDERS’ EQUITY

Common Stock

As of June 30, 2018, the Company is authorized to issue 100,000,000 shares of its common stock. As of June 30, 2018, there were 54,380,230 shares of common stock are outstanding which includes all adjustments for fractional shares.

Fiscal Year 2018

During the year ended March 31, 2018, the Company issued 20,160,661 shares of common stock to holders of convertible notes to retire $601,749 in principal and $85,055 of accrued interest (at $0.016875 to $0.09 per share) under the convertible notes.

During the year ended March 31, 2018, the Company issued 1,885,715 shares of common stock to a private investor for an aggregate value of $177,500 (at $0.0975 per share).

During the year ended March 31, 2018, the Company issued 1,600,000 shares of common stock to Seth Shaw, the Company’s Chief Executive Officer, for an aggregate value of $150,000 ($0.09375 per share).

During the year ended March 31, 2018, the Company issued 1,926,667 shares of common stock for services rendered and to be rendered which is reflected in stock-based compensation. Value represents contracts entered into with various consultants, with the grant date fair value amortized over the life of the contracts.

During the year ended March 31, 2018, the Company issued 1,133,334 shares of common stock as commitment fees to noteholders at an aggregate value of $86,600 ($0.075 per share).

During the year ended March 31, 2018, the Company issued 1,553,334 shares of common stock for debt and legal settlements at an aggregate value of $75,050 ($0.045 per share).

During the year ended March 31, 2018, the Company issued 868,000 shares of common stock to former officers and directors for amounts previously accrued at an aggregate value of $173,999 ($0.2025 per share).

In connection with some of the consulting agreements and board advisory agreements the Company has entered into, as the following clauses are part of the compensation arrangements: (a) the consultant will be reimbursed for all reasonable out of pocket expenses and (b) the Company, in its sole discretion, may make additional cash payments and/or issue additional shares of common stock to the consultant based upon the consultant’s performance. The Company recognized $43,221 and $209,317 in stock-based compensation expense related to these agreements in the three months ended June 30, 2018 and 2017.

Fiscal Year 2019

During the three months ended June 30, 2018 the Company issued 130,000 shares of its restricted common stock to consultants under consulting agreements.

During the three months ended June 30, 2018 the Company issued 1,985,754 shares of restricted common stock to a note holder for the conversion of debt and accrued interest having a value of $57,339 ($0.028875 per share).

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2018 AND 2017

(UNAUDITED)

(US$)

NOTE 10 – STOCKHOLDERS’ EQUITY (CONTINUED)

Warrants for Common Stock

The following table summarizes warrant activity for the three months ended June 30, 2018 and year ended March 31, 2018:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding at March 31, 2017	1,220,227	$1.50	3.16 Years	$-

Granted	213,334	0.2775	4.99 Years	-
Expired	-	-
Exercised	-	-
Canceled	-	$(1.50)		$-

Outstanding at March 31, 2018	1,433,593	$1.50	2.47 Years	$-

Granted	-	-		-
Expired	-	-
Exercised	-	-
Canceled	-	-

Outstanding and exercisable at June 30, 2018	1,433,593	$1.50	2.22 Years	$-

The warrants were valued utilizing the following assumptions employing the Black-Scholes Pricing Model:

	Three Months Ended June 30, 2018 (unaudited)	Year Ended March 31, 2018
Volatility	108.6%	108.6%
Risk-free rate	1.24%	1.24%
Dividend	-	-
Expected life of warrants	5.00	5.00

On December 22, 2016, the Company entered in a membership interest transfer agreement with Open Therapeutics whereby the Company sold 80% of its membership interest in Pilus to Open Therapeutics. Open Therapeutics agreed to terminate and cancel 80% of the unexercised portion of Open Therapeutics agreed to pay to the Company 20% of the net profit generated Pilus Energy from its previous year’s earnings, if any. The first $75,000 of such payments would be retained by Pilus Energy as additional consideration for the sale, which is reflected as a contingent liability on the Company’s condensed consolidated Balance Sheets. The Company further agreed it would vote its 20% membership interest in Pilus Energy in the same manner that Open Therapeutics votes its membership interest on all matters for which a member vote is required. Through June 30, 2018, there has been no activity recorded by Open Therapeutics with respect to Pilus Energy, and thus the $75,000 remains contingently owed to them.

On June 27, 2017, the Company entered into a one-year 5% convertible note in the amount of $80,000 with GS Capital Partners, LLC. As partial consideration for the purchase of the note the Company granted 213,334 five-year cashless warrants with an exercise price of $0.2775 per share. Based on the relative fair value of the warrants, the Company recorded a debt discount of $12,546 on the $80,000 note, which was amortized over a period of one-year.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2018 AND 2017

(UNAUDITED)

(US$)

NOTE 10 – STOCKHOLDERS’ EQUITY (CONTINUED)

Stock Options

On February 1, 2012, the Company awarded to each of two executives’, one current and one former, options to purchase 66,667 common shares, an aggregate of 133,334 shares. These options vested immediately and were for services performed.

Volatility	220%
Expected dividend rate	-
Expected life of options in years	10
Risk-free rate	1.87%

The following table summarizes option activity for the three months ended June 30, 2018 and year ended March 31, 2018:

	Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at March 31, 2017	133,334	$7.50	4.85 Years	$—

Granted	—	—
Expired	—	—
Exercised	—	—

Outstanding at March 31, 2018	133,334	$7.50	3.85 Years	$—

Granted	—	—
Expired	—	—
Exercised	—	—

Outstanding and exercisable at June 30, 2018	133,334	$7.50	3.60 Years	$—

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

Deferred tax assets consist of the following:

	June 30, 2018 (unaudited)	March 31, 2018
Net operating losses	8,477,000	8,514,000
Effect of TCJA recalculation	(3,107,000)	(3,107,000)
Valuation allowance	(5,370,000)	(5,407,000)
	$-	$-

At June 30, 2018, the Company had a U.S. net operating loss carryforward in the approximate amount of $11 million available to offset future taxable income through 2038. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods. The Company also has a Canadian carry forward loss which approximates $700,000. The valuation allowance decreased by $37,000 in the three months ended June 30, 2018 and decreased by $140,000 in the year ended March 31, 2018.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2018 AND 2017

(UNAUDITED)

(US$)

NOTE 11 – PROVISION FOR INCOME TAXES (CONTINUED)

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

NOTE 12 – INVESTMENTS

Trading securities

For investments in securities of other companies that are owned, the Company records them at fair value with unrealized gains and losses reflected in other operating income or loss. For investments in these securities that are sold by us, the Company recognizes the gains and losses attributable to these securities investments as realized gains or losses in other operating income or loss on a first in first out basis.

Investment in Trading Securities:

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

* During the quarter ended December 31, 2017, this security was reclassified from Available for Sale to Trading Security

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2018 AND 2017

(UNAUDITED)

(US$)

NOTE 12 – INVESTMENTS (CONTINUED)

Trading securities (Continued)

Investment in Trading Securities:

At June 30, 2018
Company		Beginning of Period Cost	Purchases	Sales Proceeds	End of Period Cost	Fair Value	Realized Gain (Loss)	Unrealized Gain (Loss)
Green Innovations Ltd (GNIN)	(a)	$-	-	$-	$-	$-	$-	$-
VistaGen Therapeutics Inc (VTGN)	(b)	490,117	62,135	(93,885)	443,545	434,290	(14,686)	174,655
Blink Charging Co (BLNK)	(c)	190,350	151,666	(367,142)	-	-	25,126	66,600
Blink Charging Co (BLNKW) (Warrants)	(c)	900	162,215	(468,496)	-	-	305,381	(30,645)
Aytu BioScience Inc (AYTU)	(d)	82,270	100,030	(26,752)	160,565	104,960	5,017	(93,282)
Lightbridge Corp. (LTBR)	(e)	37,511	162,207	(98,141)	120,759	112,595	19,182	97
Pulmatrix Inc. (PULM)	(f)	-	196,980	-	196,980	168,750	-	(28,230)
Axovant Sciences Ltd. (AXON)	(g)	-	90,125	-	90,125	79,100	-	(11,025)
Totals		$801,148	$925,358	$(1,054,415)	$1,011,974	$899,695	$340,021	$78,170

(a)	During the year ended March 31, 2018, the Company’s investment in Green Innovations, Ltd. was sold for net proceeds of $6,815 and was previously carried as an investment included within Current Assets. The Company’s investment in Green Innovations, Ltd. had a cost of $250,000. A loss of $243,185 was recognized on the sale of this security in the year ended March 31, 2018. For the three months ended June 30, 2017, there was a comprehensive gain recorded of $1,250.

(b)	On December 11, 2017 the Company invested $480,000 in the common stock of VistaGen Therapeutics, Inc. (“VTGN”). The Company purchased 320,000 common shares along with 320,000 five-year warrants with a strike price of $1.50. On March 26, 2018, the Company purchased an additional 10,000 common shares. The investment in the common shares is recorded at fair valve with unrealized gains and losses, reflected in other operating income. The Company’s investment in VTGN has a cost of $490,117, unrealized loss of $183,910 and a fair value of $306,207 at March 31, 2018. During the three months ended June 30, 2018, the Company purchased 59,380 shares of VTGN for $61,254 (average price per share of $1.03 per share). The Company sold 72,380 shares of VTGN for $99,161 ($1.37 per share) for a realized loss of $14,686. The unrealized loss for the three months ended June 30, 2018 was $9,255.

(c)	The Company participated in an $18,500,250 underwritten public offering by BLINK, which closed on February 14, 2018. The Company invested $191,250 of its balance sheet cash and purchased 45,000 registered shares, as well as warrants exercisable immediately for a period of five (5) years from the date of issuance for up to 90,000 additional shares of common stock of BLINK. The Warrants carry an exercise price of $4.25 per share, and also trade on the NASDAQ under the ticker symbol: BLNKW. The Company is in possession of the registered securities as of the closing date. The Company’s investment in BLINK common stock and warrants had a cost of $191,150, unrealized loss of $35,955 and a fair value of $155,295 at March 31, 2018. During the three months ended June 30, 2018 the Company purchased 41,018 shares of BLINK at a cost of $149,975 (average price per share of $3.66). The Company sold its total holding of 86,018 shares of BLINK for $371,986 (average price per share of $4.32) realizing a gain of $25,126. During the three months ended June 30, 2018, the Company also purchased 208,800 warrants of BLNKW (average price per warrant of $0.77) and sold its entire position of 298,800 for $476,695 (average price per warrant of $1.60) realizing a gain of $305,381.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2018 AND 2017

(UNAUDITED)

(US$)

NOTE 12 – INVESTMENTS (CONTINUED)

Trading securities (Continued)

(d)	On March 2 and March 8, 2018, the Company purchased 188,300 common shares of AYTU Bioscience (ATYU). The investment in the common shares is recorded at fair valve with unrealized gains and losses, reflected in other operating income. The Company’s investment in ATYU had a cost of $82,270, unrealized loss of $37,677 and a fair value of $119,947 at March 31, 2018. During the three months ended June 30, 2018, the Company purchased 260,000 shares of AYTU for a $98,830 (average price per share $0.38). During the three months ended June 30, 2018, the Company sold 48,300 shares of AYTU for $26,752 ($0.55 per share). During the three months ended June 30, 2018, the Company had an unrealized loss of $55,605 on this holding.

(e)	On March 12, 2018, the Company purchased 25,000 common shares of Lightbridge Corp (LTBR). The investment in the common shares is recorded at fair valve with unrealized gains and losses, reflected in other operating income. The Company’s investment in LTBR had a cost of $37,511, unrealized loss of $8,261 and a fair value of $29,250 at March 31, 2018. During the three months ended June 30, 2018, the Company purchased 150,000 shares of LTBR for $160,441 (average of $1.07 per share.) During the three months ended June 30, 2018, the Company sold 62,405 shares of LTBR for $98,869 (average price per share of $1.58) realizing a gain of $19,182. During the three months ended June 30, 2018, the Company had an unrealized loss of $8,164 on this holding.

(f)

During the three months ended June 30, 2018, the Company purchased 375,000 shares of Pulmatix Inc. (PULM) for $194,812 (average per share price of $0.52. During the three months ended June 30, 2018, the Company had an unrealized loss of $28,230 on this holding.

(g)	During the three months ended June 30, 2018, the Company purchased 35,000 shares of Axovant Sciences Ltd. (AXON) for $89,113 (average share price of $2.55). During the three months ended June 30, 2018, the Company had an unrealized loss of $11,025 on this holding.

At June 30, 2018, the Company held warrants for AYTU Bioscience to purchase 111,100 common shares at a strike price of $0.54 with an expiration of March 6, 2023. At June 30, 2018 these warrants were out of the money by $0.278 per share. Since these shares are not publicly traded and therefore are not highly liquid the Company has chosen not to recognize the unrealized gain in this security.

At June 30, 2018, the Company held warrants for VistaGen Therapeutics, Inc. to purchase 320,000 shares of common stock at a strike price of $1.50 per share, with an expiration of December 13, 2022. At June 30, 2018 these warrants were out of the money by $0.13 per share. Since these warrants are not publicly traded and, therefore, are not highly liquid the Company has chosen not to recognize the unrealized gain or loss in this security.

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

During the three months ended June 30, 2018, the Company completed a purchase in the Groestlcoin cryptocurrency in the aggregate amount of $8,000 for 11,922.81 units ($0.65.69 per unit). For the three months ended June 30, 2018 the Company realized a loss of $37 on exchange from BTC reflected as other operation income. The investment in Groestlecoin has a cost of $39,862 net of fees, unrealized loss of $5,572 and a fair value of $24,316.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2018 AND 2017

(UNAUDITED)

(US$)

NOTE 12 – INVESTMENTS (CONTINUED)

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

NOTE 13 –LITIGATION

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

NOTE 14 – FAIR VALUE MEASUREMENTS

The following summarizes the Company’s financial assets and liabilities that are measured at fair value on a recurring basis at June 30, 2018 and March 31, 2018:

	June 30, 2018 (unaudited)
	Level 1	Level 2	Level 3	Total
Assets
Investment-trading securities	$899,695	$-	$-	$899,695
Investment in digital currency	$24,316	$-	$-	$24,316

	March 31, 2018
	Level 1	Level 2	Level 3	Total
Assets
Investment-trading securities	$610,699	$-	$-	$610,699
Investment in digital currency	$22,056	$-	$-	$22,056

With the issuance of the July 2017 FASB ASU 2017-11, “Earnings Per Share (Topic 260) Distinguishing Liabilities from Equity (Topic 480) Derivatives and Hedging (Topic 815),” which addresses the complexity of accounting for certain financial instruments with down round features, the Company has chosen the early adopt retroactively the amendments in Part I of the standard whereby fair value derivative liabilities previously recognized were derecognized in the current and comparative periods. Under the amendments included in this update, the Company is no longer required to record changes in fair value during the period of change as a separate component of other income/expense in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2018 AND 2017

(UNAUDITED)

(US$)

NOTE 15 – SUBSEQUENT EVENTS

Common Stock

On July 11, 2018, the Company purchased 400,000 restricted shares of Paymeon Inc. (“PAYM”) for $30,000 ($0.075 per share). In conjunction with the investment, the Company agreed to a 12-month resale restriction. PAYM is publicly traded as OTC Pink:PAYM. These shares will not be held in trust by a broker with the other trading securities that the Company owns.

Effective July 19, 2018 the Company effectuated a 1 for 75 reverse stock split of its common stock as previously approved on April 24, 2018 by the Board of Directors. All stock figure herein are reflected on a post-reverse-split basis.

On July 30, 2018, the Company’s stock began trading on the OTCQB:TAUGD In connection with our recent 1:75 reverse stock split, the Company’s stock symbol was designated the letter “D” at the end of our stock symbol (TAUG), as is customary to alert shareholders that a stock split has occurred and a new CUSIP number has been assigned to that public company’s traded securities. This letter “D” designation is for a 20-day trading period that will end on August 5, 2018, at which time the Company’s stock symbol will revert to TAUG.

Convertible Notes

On July 18, 2018, the Company paid $69,503 to GS Capital to fully retire the October 17, 2018 convertible note having and original face value of $105,000. This payment retired the remaining $50,000 of principal, $3,503 of accrued interest and a prepayment penalty of $16,500.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations describes the principal factors affecting the results of operations, liquidity and capital resources of the Company and critical accounting estimates. This discussion should be read in conjunction with the accompanying quarterly unaudited Condensed Consolidated Financial Statements contained in this Form 10-Q and our Annual Report on Form 10-K, for the year ended March 31, 2018 (“Annual Report”). Our Annual Report includes additional information about our significant accounting policies, practices and the transactions that underlie our financial results, as well as a detailed discussion of the most significant risks and uncertainties associated with our financial and operating results.

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

During the quarter ended December 31, 2017, the Company launched a lip balm product (branded as HerMan®) during December 2017. The Company is hopeful that this product can provide the Company with sustainable revenue at margins that will justify the initial expense and effort. The Company believes that the initial high cost per unit of this lip balm product was largely attributable to formulation issues that have since been addressed and resolved, packing issues, fulfillment issues and shipping costs. The packing issues are still in process of being resolved. Upon successful resolution of these issues, the Company anticipates ramping up marketing and sales efforts. The Company believes that future inventory costs, if there is sufficient demand will be substantially lower than the first batch on a per unit basis. The Company is exercising caution and performing due diligence to ensure that any potential opportunities in this area are appropriately evaluated. Moving forward, the Company remains interested in consummating an acquisition or other strategic transaction to bolster its operations, if possible; however, we cannot express with any certainty that an acquisition or other strategic transaction will be sourced or consummated, or by when. If an acquisition or other strategic transaction is sourced, and approved by the board of directors, the Company will, in addition to conducting appropriate due diligence on such target, evaluate its options in terms of its cost and payment approach to any such transaction, including the utilization of available cash, equity or a mixture of both to consummate such transaction.

The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding, success in developing and marketing its products and the level of competition. These risks and others are described in greater detail in the risk factors set forth in our annual report on 10-K for the year ended March 31, 2018, as supplemented by the risk factors set forth in Item 1A of Part II of this Form 10-Q.

Reverse Stock Split

On March 12, 2018, the Company held a meeting of its board of directors. The matters voted on and approved at the meeting included an amendment to the Company’s Articles of Incorporation to decrease the number of authorized shares of the Company’s common stock, $0.00001 par value per share from 7,500,000,000 to 100,000,000 shares and to affect a reverse stock split of the Company’s Common Stock at a ratio of 1-for-75 (the “Reverse Stock Split”).

On June 8, 2018, the Company filed an Articles of Amendment to its Articles of Incorporation (the “Amendment”) with the Secretary of State of the State of Florida, for the aforementioned decrease in the number of authorized shares and to affect a 1-for-75 reverse stock split of the Company’s common stock. The Reverse Stock Split became effective at 12:01 a.m. on July 9, 2018.

As a result of the Reverse Stock Split, each seventy-five (75) shares of the Company’s issued and outstanding common stock has been automatically combined and converted into one (1) issued and outstanding share of common stock. The Reverse Stock Split has affected all issued and outstanding shares of common stock, as well as common stock underlying stock options, warrants and other convertible securities outstanding immediately prior to the effectiveness of the Reverse Stock Split. The Reverse Stock Split has reduced the number of outstanding shares of the common stock outstanding prior to the Reverse Stock Split from 4,078,179,672 shares to 54,380,230 shares following the Reverse Stock Split.

No fractional shares were issued as a result of the Reverse Stock Split, and any such stockholders whose number of post-split shares would have resulted in a fractional number had his/her/its shares rounded up to the next number of shares.

Pursuant to SAB Topic 14C of the Securities Exchange Act of 1934, as amended, the holders of common stock, par value $0.00001 per share, were notified via Current Report Form 8K (filed on July 9, 2018) that, in accordance with applicable Florida corporation law (the Company’s domestic jurisdiction), on March 12, 2018, the Company received a unanimous written consent in lieu of a meeting of the holders of the common stock that the common stock of the Company 1 for 75 reverse split was effective.

All references to number of shares or per share data in this quarterly report have been presented retroactively on a post reverse stock-split basis.

Cupuaçu Butter Lip Balm

On December 23, 2016, the Company entered into a non-exclusive, 12-month license agreement (the “License Agreement”) with Cleveland, Ohio based cosmetics products firm Ice + Jam LLC (“Ice + Jam”). Under terms of the License Agreement, the Company will market Ice + Jam’s proprietary cupuaçu butter lip balm, sold under the trademark HerMan® and the two companies will evenly share on a 50/50 basis any profits generated through the Company’s marketing, sales and distribution efforts. The Company had agreed to pay the production, marketing and start-up costs for all product it sells to retail customers or distributors. As part of the License Agreement, the Company issued 66,667 common shares which had a value of $27,500, based on the closing price of the stock on the day the Company entered into the agreement ($0.38 per share). The cost of the shares will be prorated over the life of the license.

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

During the quarter ended December 31, 2017, the Company launched this lip balm product (branded as HERMAN®). The Company is hopeful that that this product can provide the Company with sustainable revenue at margins that will justify the initial expense and effort. The Company believes that the initial high cost per unit of this lip balm product was largely attributable to formulation issues that have since been addressed and resolved, packing issues, fulfillment issues and shipping costs. The packing issues are still in process of being resolved. Upon successful resolution of these issues, the Company anticipates ramping up marketing and sales efforts. The Company believes that future inventory costs, if there is sufficient demand, will be substantially lower than the first batch on a per unit basis. The Company is exercising caution and performing due diligence to ensure that any potential opportunities in this area are appropriately evaluated.

During February of 2018, the Company’s strategy with respect to the HerMan® product was negatively impacted by a series of product defects relating to the twisting mechanism of the lip balm tube. The Company immediately made the decision to work with the manufacturer to permanently address and fix this defect issue (which the Company believes has affected approximately 30% of the initial product batch. This issue significantly increases the risk associated with this business opportunity and there can be no guarantee that this will be satisfactorily solved.

The Company had no sales of the HerMan® product during the three months ended June 30, 2018 and 2017. The Company has removed the product from the website and is working with the manufacturer to resolve product quality issues. As a result of the quality control issues regarding the packaging, the Company has written off the remaining inventory of $16,897 as of March 31, 2018 as they complete the re-design of the packaging of this product as they have determined that the units are not usable. The Company is still in the process of trying to resolve the packaging issue and cannot determine the impact that it will have on future revenue.

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

Pilus Energy

On November 25, 2013, the Company executed a definitive merger agreement to acquire Pilus Energy, LLC (“Pilus”), an Ohio limited liability company and a developer of alternative cleantech energy platforms using proprietary microbial solutions that create electricity while consuming polluting molecules from wastewater. On January 28, 2014, the Company completed its acquisition of Pilus. As a condition of the acquisition, the shareholders of Pilus received a warrant to purchase 1,333,334 shares of common stock of the Company, which represented a fair market value of approximately $2,000,000, and, based upon whether the Warrants issued to Pilus represented at least 5% the then outstanding and fully diluted capitalization of the Company, Pilus had been granted an option to appoint a member to the Company’s board of directors. No board member had been appointed by Pilus to the Company’s board. In addition, the Company paid Open Therapeutics, LLC (f/k/a Bacterial Robotics, LLC and Microbial Robots, LLC) (“Open Therapeutics”), formerly the parent company of Pilus, $50,000 on signing the merger agreement and $50,000 at the time of closing. Pilus’ principal asset on its balance sheet at the time of the acquisition was its US patent relating to its clean water technology. The Company determined that the value of the acquisition on January 28, 2014 would be equal to the value of cash paid to Pilus plus the value of the 1,333,334 warrants the Company issued to acquire Pilus. Through March 31, 2014, the Company amortized the patent over its estimated useful life, then on March 31, 2014, the Company conducted its annual impairment test and determined that the entire unamortized balance should be impaired as the necessary funding to further develop the patent was not available at that time.

On December 22, 2016, the Company entered in a membership interest transfer agreement with Open Therapeutics whereby the Company sold 80% of its membership interest in Pilus back to Open Therapeutics. Open Therapeutics agreed to terminate and cancel 80% of the unexercised portion of the warrant to purchase 385,569 shares (or 308,455 warrants) of the Company’s common stock. Open Therapeutics agreed to pay to the Company 20% of the net profit generated Pilus Energy from its previous year’s earnings, if any. The first $75,000 of such payments would be retained by Pilus Energy as additional consideration for the sale, which is reflected as a contingent liability on the Company’s condensed consolidated balance sheet. The Company further agreed it would vote its 20% membership interest in Pilus Energy in the same manner that Open Therapeutics votes its membership interest on all matters for which a member vote is required. Through June 30, 2018, there has been no activity recorded by Open Therapeutics with respect to Pilus Energy, and thus the $75,000 remains contingently owed to them. No activity is expected to occur prior to the Company’s third fiscal quarter.

Tauriga Biz Dev Corp

On January 4, 2018, the Company announced that its Board of Directors unanimously approved the formation a wholly-owned subsidiary focused on acquiring interest(s) in patents and other intellectual property. This subsidiary, incorporated in Delaware, was named Tauriga IP Acquisition Corp. On March 25, 2018, the Company changed the name to Tauriga Biz Dev Corp.

On March 29, 2018 the Company, through Tauriga Biz Dev Corp., entered into an independent sales representative agreement with Blink Charging Company (NASDAQ: BLNK) (“BLINK”). Under this agreement the Company will be a non-exclusive independent sales representative. The Company will act on behalf of BLINK to solicit orders from potential customers for EV (“Electric Vehicle”) Stations placement. Tauriga Biz Dev Corp will be compensated upon contracting and as long as the Company’s acquired prospect remains under contract. This arrangement has the potential to earn both short term as well as long term recurring revenue by helping BLINK expand its national electric vehicle charging infrastructure and network. This sales agreement is a three-tier model based on whether Tauriga contracts the new customer to purchase equipment outright from BLINK or enter into one of two revenue-sharing agreements. In the case Tauriga effectuates a sale of BLINK equipment it will receive a one-time sales commission based on the sales price of the equipment sale. In the case where Tauriga secures a revenue sharing agreement with a customer where BLINK remains the owner, Tauriga will be paid an on-going commission based off of gross charger revenue, subject to which party paid for the installation. Commission payments under the revenue sharing agreement are subject to minimum revenue generation hurdles.

On June 29, 2018, the Company purchased four BLINK Level 2 - 40” pedestal chargers for permanent placement in a retail location or locations whereby the Company will pay a variable annual fee based on 7% of total revenue per charging unit. The rest of the proceeds will be split 80/20 between the Company and the host location owner or its assignee. The host location owner to will pay for the cost of providing power to these unit as well as installation costs. The Company has not yet secured the location for installation of these units.

RESULTS OF OPERATIONS

Three months ended June 30, 2018 compared to the three months ended June 30, 2017

Revenue.

During December 2017, the Company was developing its lip balm business product line and had recognized revenue on the sales of its HERMAN lip balm product, which was created through a joint venture with Ice + Jam (company); however, due to certain mechanical issues with the product tube (not formulation), the Company had not developed a material or consistent pattern of revenue generation subsequent to 2017. Therefore, due to the product issues related to the HerMan® inventory for the three months ended June 30, 2018 the Company did not generate any revenue. The Company had no revenue for the three months ended June 30, 2017 because this was prior to the launch of the HerMan® product.

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

The Company currently has no backlog of orders. The Company has no established track record of sales to definitively site seasonality, but the Company expects higher sales in the winter months. The Company has not recognized any allowance for return of product. The Company expects actual product returns to be minimal and will recognize returns when they occur. If product returns become more than very occasional the Company will establish a reasonable allowance and record as a contra-sales item to derive nets sales relative to when product is sold. At June 30, 2018, the Company had no refund liability.

Cost of Goods Sold.

The Company had realized a cost per item of $2.045 on its initial order of approximately 10,000 units. This cost was anticipated to continue to be constant until this batch of inventory is fully sold. Product defects that arose during the three months ended March 31, 2018 have forced the Company to fully impair the inventory value of $16,897. The Company believes that future order costs can be lowered through volume purchasing discounts, improved product routing and consistent proven product formulation. Also included in the cost of goods sold is the cost of postage and handling which the Company expects to remain constant in the short to mid-term future. Since shipping is on a per order basis as opposed to per unit and shipping has not been charged on the wholesale orders the sales mix can dramatically affect the cost of sales per unit cost.

The Company had no cost of goods sold for the three months ended June 30, 2018 and 2017, which resulted no gross profit for those periods.

Research and Development Expenses

For the three months ended June 30, 2018, the Company had no research and development expense compared to $2,000 for the three months ended June 30, 2017. The costs from the three months ended June 30, 2017 were related to graphics design for HerMan®.

General and Administrative Expenses

For the three months ended June 30, 2018, general and administrative expenses were $222,038 compared to $473,889 for the same period in the prior fiscal year. This decrease was driven by the recognition of stock-based compensation expense issued for services in the amount of $209,317 as well as higher professional services fees during the three months ended June 30, 2017.

Other Income (Expense)

For the three months ended June 30, 2018, other income was $389,085 compared to other expense of $148,448 for the same period in the prior fiscal year. The increase in net other income was due to a realized gain on the sale of trading securities in the amount of $340,020, an unrealized gain on trading securities in the amount of $78,170 and interest expense that was lower by $124,952 expense for the three months ended June 30, 2017 was due to increased debt and commitment fees to secure the debt.

Net Income (Loss)

For the three months ended June 30, 2018, the Company generated net income of $166,788 compared to a loss of $624,472 for the same period in the prior fiscal year. The difference in the three months ended June 30, 2018 was primarily due to a realized gain on the sale of securities in the amount of $340,020, an unrealized gain on the sale of securities in the amount of $78,170 and interest expense that was lower by $124,952 expense as well as recognition of stock-based compensation expense issued for services in the amount of $209,317 and higher professional services fees in the same period in the prior fiscal year.

Liquidity and Capital Resources

During the year ended March 31, 2018, the Company had two substantial events occur dramatically affecting the Company’s liquidity. The Company launched its joint venture product as noted above, resulting in operations that the Company recognized its initial sales orders from and currently maintain inventory which was expected to translate in future product sales. In addition, the Company settled a lawsuit that it had brought, which was ongoing for more than one year. With the collection of proceeds from the lawsuit, the Company was able to settle long outstanding payables and reduce or eliminate outstanding convertible notes payable, as well as invest in trading securities to leverage its operating business. The result of this activity was that the Company has positive working capital of $625,281 as of June 30, 2018, operating expenses which are less than half of what they were for the same period in the prior year and dramatically less interest expense as a result of the ability to pay off a significant amount of debt.

The Company does not believe that the current line of business can achieve more than nominal sales and will not result in profitable operations, as well as not sustaining cash flow to operate the Company for a period of twelve months. The Company’s purchase of BLINK charging stations and the subsequent generation of revenue as a result of retail location placement is not expecting to achieve more than nominal sales. Management’s plans with respect to this include the raising of capital through equity markets to fund future operations, cultivating new license agreements, acquiring whole or majority ownership in technology or other attractive industry companies – each in an effort to bolster our operations and future revenue prospects. The Company intends to continue funding its operations either through cash-on-hand or through financing alternatives.

In order to have better access to capital and to manage a more manageable capital structure, the Company effectuated a 75 for 1 reverse split, which was effective July 9, 2018. The Company has also successfully applied for and completed an up-listing as OTCQB:TAUGD effective July 30, 2018. In connection with our recent 1:75 reverse stock split, the Company’s stock symbol was designated the letter “D” at the end of our stock symbol (TAUG), as is customary to alert shareholders that a stock split has occurred. This letter “D” designation is for a 20-day trading period that will end on August 5, 2018, at which time the Company’s stock symbol will revert to TAUG.

The Company had $228,408 in outstanding notes payable at June 30, 2018. These notes consist, in part, of a $15,000 note payable to an individual convertible at $1.875. The Company further has a $90,000 note with a Company which remains past due, but which is contested (see NOTE 8, item (a) for further description of this contested payable). Additionally, the Company has three convertible notes, funded in October 2017 through May of 2018 with maturity dates from October of 2018 to May of 2019.

The Company has a back-end note available to it in the aggregate amount of $28,000 that could be funded (see “Off-Balance Sheet Arrangements” below) but the Company does not currently anticipate that we will call on this note for funding purposes, however, it remains our option until January 10, 2019, unless certain conditions are not met, in which case both the Back-End Note and the may be cancelled.

The Company will continue to attempt to raise capital to support its operating expenses, acquire new license agreements or acquire ownership interests in technology, life science or other attractive companies to generate adequate revenues to fully support on-going and future operations.

At June 30, 2018, the Company had $35,492 in cash compared to $12,291 at March 31, 2018. The Company’s reported cash position of $35,492 as of June 30, 2018 is exclusive of all marketable securities held by the Company. Inclusive of cash and securities, the Company has $935,187 as of June 30, 2018.

Cash Flows

Net cash used in operating activities amounted to $112,865 and $259,185 for the three months ended June 30, 2018 and 2017, respectively.

During the three months ended June 30, 2018, we had $111,066 cash provided by investing activities compared to $1,633 used in the same period in the prior fiscal year, primarily as a result of the receipt of net proceeds from the sale of trading securities in the amount of $128,983 offset by the purchase of equipment of $10,086 and the net purchase of digital currency in the amount of $7,831. In the three months ended June 30, 2017, the Company purchased equipment in the amount of $1,633.

During the three months ended June 30, 2018, we had $25,000 cash provided by financing activities through a convertible note compared to $339,500 provided in the same period in the prior fiscal year. In the three months ended June 30, 2017, the Company received proceeds from the sale of common stock in the amount of $150,000 and $229,500 from the issuance of convertible notes offset by $40,000 of repayments of notes payable.

We do not believe that our cash on hand at June 30, 2018 will be sufficient to fund our current working capital requirements as we try to develop a new business line. We will continue to seek additional equity financing. However, there is no assurance that we will be successful in our equity private placements or if we are that the terms will be beneficial to our shareholders.

Going Concern Qualifications

In the year ended March 31, 2018, the Company had two substantial events occur. The Company launched its joint venture product as noted above. This resulted in operations that the Company recognized its initial sales orders from. Operations from this joint venture are currently on hold while the Company works out quality control issues regarding the packaging of the individual units. As a result, the entire inventory balance has been written off. Additionally, the Company settled the case entitled Tauriga Sciences, Inc. v. Cowan, Gunteski & Co., P.A., et al. that was ongoing for over one year. Due to the settlement of the lawsuit, the Company was able to record $2,050,000 in other income in the year ended March 31, 2018. With the collection of proceeds from the lawsuit, the Company was able to settle long outstanding payables and pay convertible notes payable, as well as invest in trading securities to leverage its operating business. As a result of these two events Company has been able to rely much less on third-party borrowing while we continued to develop their business. The Company invested a portion of its available cash in trading securities. As a result of some of these investments in trading securities, the Company was able to recognize a net profit in the amount of $166,788 for the three months ended June 30, 2018 compared to a net loss of $624,472 for the same period in the prior year. Also, as a result of this activity the Company had a working capital surplus of $625,281 at June 30, 2018 compared to $367,760 at March 31, 2018. The Company believes that there is uncertainty with respect to continuing as a going concern until the operating business can achieve more than nominal sales and profitable operations and sustain cash flow to operate the Company for a period of twelve months. Management’s plans with respect to this include raising capital through equity markets to fund future operations and cultivating new license agreements or acquiring ownership in technology or other operating companies or formulating relationships such as the one with BLINK. The Company, after the reverse stock split became effective, have up-listed as OTCQB:TAUGD, effective July 30, 2018, to have easier access to capital through larger investors. In connection with our recent 1:75 reverse stock split, the Company’s stock symbol was designated the letter “D” at the end of our stock symbol (TAUG), as is customary to alert shareholders that a stock split has occurred. This letter “D” designation is for a 20-day trading period that will end on August 5, 2018, at which time the Company’s stock symbol will revert to TAUG. The Company intends to continue funding its operations either through cash-on-hand or through financing alternatives. In the event the Company does need to raise additional capital to fund operations or engage in a transaction, failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses, acquire new license agreements or ownership interests in life science companies and generate adequate revenues, or the agreements entered into recently are unsuccessful, there can be no assurances that the revenues will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern as determined by management. However, the accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We currently have one off-balance sheet arrangements that could have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are not effective as of such date. The Chief Executive Officer and Chief Financial Officer have determined that the Company continues to have the following deficiencies which represent a material weakness:

1.	Insufficient personnel resources within the accounting function to segregate the duties over financial transaction processing and reporting; and

2.	Insufficient written policies and procedures over accounting transaction processing and period end financial disclosure and reporting processes.

To remediate our internal control weaknesses, management would need to implement the following measures:

●	The Company has hired a chief financial officer, but would need to add sufficient accounting personnel to properly segregate duties and to effect a timely, accurate preparation of the financial statements.

●	Upon the hiring of additional accounting personnel, the Company would develop and maintain adequate written accounting policies and procedures.

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

Changes in Internal Control over Financial Reporting

As of June 29, 2018, the Company has an Audit Committee. Director, Thomas Graham is the Audit Committee Chair.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of July 31, 2018, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

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

As a result of our December 13, 2017 purchase of shares of Vistagen Therapeutics Inc. (NASDAQ: VTGN), the investment securities presently held by us exceeds 40% of our total assets, exclusive of cash items and, accordingly, we are currently an inadvertent investment company. Currently the Company holds common stock and warrants exercisable for common stock in four other companies. Furthermore, the Groestlcoin we have purchased may be deemed an investment security by the SEC, although we believe it is a currency. An inadvertent investment company can avoid being classified as an investment company if it can rely on one of the exclusions under the 1940 Act. One such exclusion, Rule 3a-2 under the 1940 Act, allows an inadvertent investment company a grace period of one year from the earlier of (a) the date on which an issuer owns securities and/or cash having a value exceeding 50% of the issuer’s total assets on either a consolidated or unconsolidated basis and (b) the date on which an issuer owns or proposes to acquire investment securities having a value exceeding 40% of the value of such issuer’s total assets (exclusive of government securities and cash items) on an unconsolidated basis. For us, this grace period began on November 29, 2017 when we were paid aggregate consideration of $2,050,000 in settlement of our litigation with Cowan, Gunteski & Co., P.A., et al., and thus cash exceeded greater than 50% of our total assets. We are taking actions to cause the investment securities held by us to be less than 40% of our total assets, which may include acquiring assets with our cash and cryptocurrency on hand, consummating a significant merger/acquisition transaction, or liquidating our investment securities. We also may seek a no-action letter from the SEC if we are unable to acquire sufficient non-securities assets or liquidate sufficient investment securities in a timely manner.

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

There is no guarantee that we will ever be able to satisfactorily resolve our HerMan® product tube defect issue with the vendor which may cause our joint venture with Ice + Jam to bear substantial non-recoverable losses. We may not be able to successfully resume operations if we cannot come to a satisfactory resolution with our current supplier. Further, if we need to source and qualify a new supplier for our HerMan® product, there may be substantial expenses as well as further significant time delay if we were forced to find and qualify a new supplier for our product. Management may decide that this joint venture is not profitable to continue if we cannot resolve these issues in a timely and efficient manner. The Company is still in the process of trying to resolve the packaging issue and cannot determine the impact that it will have on future revenue.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended June 30, 2018 the Company issued 130,000 shares of its restricted common stock to consultants under consulting agreements. No proceeds were received.

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

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS.

Exhibit 10.1	Securities Purchase agreement with GS Capital Partners, LLC for two 8% convertible notes dated May 10, 2018

Exhibit 10.2	8% Convertible note issued to GS Capital Partners, LLC dated May 10, 2018

Exhibit 31.1	Certification of Chief Executive Officer of Tauriga Sciences, Inc. Required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Principal Accounting Officer of Tauriga Sciences, Inc. Required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Principal Executive Officer of Tauriga Sciences, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63

Exhibit 32.2	Certification of Principal Accounting Officer of Tauriga Sciences, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63

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

TAURIGA SCIENCES, INC. (Registrant)

Date: July 31, 2018	By:	/s/ Seth M. Shaw
Seth M. Shaw
Principal Executive Officer

	By:	/s/ Kevin P. Lacey
Kevin P. Lacey
Principal Accounting Officer

