Form 10-Q
period 2018-09-30
TAURIGA SCIENCES, INC.
filed 2018-10-31
CIK 1142790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 000-53723

TAURIGA SCIENCES, INC.

(Exact name of registrant as specified in its charter)

Florida	30-0791746
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of October 31, 2018, the registrant had 56,130,230 shares of its Common Stock, $0.00001 par value, outstanding.

2

PART I. FINANCIAL STATEMENTS

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TAURIGA SCIENCES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN US$)

	September 30, 2018	March 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash	$12,884	$12,291
Accounts receivable	581	581
Investment - trading securities	708,296	610,699
Investment - digital currency	-	22,056
Investment - other	15,000	-
Prepaid expenses and other current assets	14,520	40,720
Total current assets	751,281	686,347

Property and equipment, net	12,059	2,491

Total assets	$763,340	$688,838

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable to individuals and companies, net of discounts	$179,142	$254,847
Accounts payable	44,274	29,865
Accrued interest	33,774	33,875
Accrued expenses	2,048	-
Total current liabilities	259,238	318,587

Other liabilities:
Contingent liability	75,000	75,000
Total liabilities	334,238	393,587

Stockholders’ equity:
Common stock, par value $0.00001; 100,000,000 shares authorized, 54,380,230 and 52,264,476 issued and outstanding at September 30, 2018 and March 31, 2018, respectively	544	523
Additional paid-in capital	54,921,018	54,680,382
Accumulated deficit	(54,490,264)	(54,391,500)
Accumulated other comprehensive income	-	8,042
Total stockholders’ equity - Tauriga Sciences, Inc.	431,298	297,447

Noncontrolling interest in subsidiary	(2,196)	(2,196)

Total stockholders’ equity	429,102	295,251

Total liabilities and stockholders’ equity	$763,340	$688,838

The accompanying notes are an integral part of the condensed consolidated financial statements.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(IN US$)

	For the Three Months ended		For the Six Months ended
	September 30,		September 30,
	2018	2017	2018	2017

Revenues	$-	$-	$-	$-
Cost of goods sold	-	-	-	-

Gross profit	-	-	-	-

Operating expenses
Research and development	-	2,000	-	4,000
General and administrative	296,273	627,270	518,311	1,101,159
Depreciation and amortization expense	259	225	518	360
Total operating expenses	296,532	629,495	518,829	1,105,519

Loss from operations	(296,532)	(629,495)	(518,829)	(1,105,519)

Other income (expense)
Interest expense	(2,570)	(28,326)	(26,066)	(130,792)
Loss on extinguishment of debt	-	-	-	(271,280)
Gain on derivative liability	-	-	-	271,280
Unrealized gain on trading securities	143,215	-	221,385	-
Unrealized gain (loss) on digital currency	2,467	-	(3,142)	-
Gain (loss) on sale of trading securities	(109,395)	-	230,625	-
Loss on sale of commodities	(2,737)	-	(2,737)	-
Gain on legal settlement	-	3,350	-	3,350
Total other income (expense)	30,980	(24,976)	420,065	(127,442)

Net loss	(265,552)	(654,471)	(98,764)	(1,232,961)

Net income (loss) attributable to non-controlling interest	-	-	-	-
Net income (loss) attributable to controlling interest	(265,552)	(654,471)	(98,764)	(1,232,961)

Deemed dividend	-	-	-	(271,280)

Net loss attributable to common shareholders	$(265,552)	$(654,471)	$(98,764)	$(1,504,241)

Comprehensive loss
Net loss	$(263,085)	$(654,471)	$(98,764)	$(1,504,241)
Change in unrealized gain (loss) on available for sale security	-	(1,125)	-	125
Comprehensive loss	$(263,085)	$(655,596)	$(98,764)	$(1,504,116)
Loss per share - basic	$(0.005)	$(0.020)	$(0.002)	$(0.052)
Weighted average number of shares outstanding - basic	54,380,230	32,726,024	54,023,440	28,723,112

The accompanying notes are an integral part of the condensed consolidated financial statements.

TAURIGA SCIENCES, INC. AND SUBSDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(IN US$)

	For the Six Months ended
	September 30,
	2018	2017

Cash flows from operating activities
Net loss attributable to controlling interest	$(98,764)	$(1,232,961)
Adjustments to reconcile net loss to cash (used in) operating activities:
Amortization of original issue discount	4,295	18,179
Loss on sale of commodities	2,737	-
Unrealized loss on digital currency	3,142	-
Depreciation and amortization	518	360
Non-cash interest	-	59,806
Gain on settlement	-	(3,350)
Amortization of debt discount	-	3,203
Common stock issued and issuable for services (including stock-based compensation)	175,276	503,756
Legal fees deducted from proceeds of notes payable	-	19,900
Change in derivative liability	-	(271,280)
Loss on extinguishment of debt	-	271,280
Gain on sale of trading securities	(230,625)	-
Unrealized gain on trading securities	(221,385)	-
(Increase) decrease in assets
Prepaid expenses	26,200	(30,000)
Increase (decrease) in liabilities
Accounts payable	14,408	(3,317)
Accrued interest	2,239	29,607
Accrued expenses	2,048	135,525
Cash (used in) operating activities	(319,911)	(499,292)

Cash flows from (used in) investing activities
Proceeds (purchase) of trading securities, net	354,413	-
Proceeds (purchase) of digital currency, net	16,177	-
Investment - other	(15,000)	-
Purchase of property and equipment	(10,086)	(1,633)
Cash provided by (used in) investing activities	345,504	(1,633)

Cash flows from financing activities
Bank overdraft	-	807
Repayment of principal on notes payable	(50,000)	(41,000)
Proceeds from the sale of common stock (including to be issued)	-	165,000
Proceeds from convertible notes	25,000	376,100
Cash provided by (used in) financing activities	(25,000)	500,907
Net increase (decrease) in cash	593	(18)

Cash, beginning of period	12,291	18
Cash, end of period	$12,884	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Interest Paid	$19,503	$19,999
Taxes Paid	$-	$-

NON CASH ITEMS
Conversion of notes payable and accrued interest for common stock	$57,339	$405,754
Deemed dividend	$-	$271,280
Reclassification of derivative liability to additional paid in capital	$-	$729,189
Recognition of debt discount	$-	$12,546
Change in value of investment	$-	$125
Reclassification of other comprehensive income to additional paid in capital	$8,042	$-
Stock issued to settle accounts payable	$-	$13,200

The accompanying notes are an integral part of the condensed consolidated financial statements.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

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

During the quarter ended December 31, 2017, the Company launched a lip balm product (branded as HerMan®) during December 2017. The Company is hopeful that this product can provide the Company with sustainable revenue at margins that will justify the initial expense and effort. The Company believes that the initial high cost per unit of this lip balm product was largely attributable to formulation issues, packing issues, fulfillment issues and shipping costs. The packing issues are still in process of being addressed. Upon successful resolution of these issues, the Company anticipates ramping up marketing and sales efforts. The Company believes that future inventory costs, if there is sufficient demand will be substantially lower than the first batch on a per unit basis. The Company is exercising caution and performing due diligence to ensure that any potential opportunities in this area are appropriately evaluated.

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

Pursuant to SAB Topic 4C of the Securities Exchange Act of 1934, as amended, the holders of common stock, par value $0.00001 per share, were notified via Current Report Form 8K (filed on July 9, 2018) that on March 12, 2018, the Company received a unanimous written consent in lieu of a meeting of the holders of the common stock that the common stock of the Company 1 for 75 reverse split was effective.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(UNAUDITED)

(US$)

NOTE 1 – BASIS OF OPERATIONS (CONTINUED)

Nature of Business (Continued)

2018 Reverse Stock Split (Continued)

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

On July 30, 2018, the Company’s stock began trading on the OTC:QB.

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

The Company had no sales of the HerMan® product during the six months ended September 30, 2018 and 2017. The Company has removed the product from the website and is working with the manufacturer to resolve product quality issues. As a result of the quality control issues regarding the packaging, the Company has written off the remaining inventory of $16,897 as of March 31, 2018 as they complete the re-design of the packaging of this product as they have determined that the units are not usable. The Company is still in the process of trying to resolve the packaging issue but cannot determine the impact that it will have on future revenue.

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

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

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

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(UNAUDITED)

(US$)

NOTE 1 – BASIS OF OPERATIONS (CONTINUED)

Nature of Business (Continued)

Pilus Energy

On December 22, 2016, the Company entered in a membership interest transfer agreement with Open Therapeutics whereby the Company sold 80% of its membership interest in Pilus back to Open Therapeutics. Open Therapeutics agreed to terminate and cancel 80% of the unexercised portion of the warrant to purchase 385,569 shares (or 308,455 warrants) of the Company’s common stock. Open Therapeutics agreed to pay to the Company 20% of the net profit generated Pilus Energy from its previous year’s earnings, if any. The first $75,000 of such payments would be retained by Pilus Energy as additional consideration for the sale, which is reflected as a contingent liability on the Company’s condensed consolidated balance sheet. The Company further agreed it would vote its 20% membership interest in Pilus Energy in the same manner that Open Therapeutics votes its membership interest on all matters for which a member vote is required. Through September 30, 2018, there has been no activity recorded by Open Therapeutics with respect to Pilus Energy, and thus the $75,000 remains contingently owed to them. No activity is expected to occur prior to the Company’s third fiscal quarter, and possibly later.

Tauriga Biz Dev Corp

On January 4, 2018, the Company announced that its Board of Directors unanimously approved the formation a wholly-owned subsidiary focused on acquiring interest(s) in patents and other intellectual property. This subsidiary, incorporated in Delaware, was named Tauriga IP Acquisition Corp. On March 25, 2018, the Company changed the name to Tauriga Biz Dev Corp.

On March 29, 2018 the Company, through Tauriga Biz Dev Corp., entered into an independent sales representative agreement with BLINK. Under this agreement the Company will be a non-exclusive independent sales representative. The Company will act on behalf of BLINK to solicit orders from potential customers for EV Stations placement. Tauriga Biz Dev Corp. will be compensated upon contracting and as long as the Company’s acquired prospect remains under contract. This arrangement has the potential to earn both short term as well as long term recurring revenue by helping BLINK expand its national electric vehicle charging infrastructure and network. This sales agreement is a three-tier model based on whether Tauriga Biz Dev Corp. contracts the new customer to purchase equipment outright from BLINK or enter into one of two revenue-sharing agreements. In the case Tauriga Biz Dev Corp. effectuates a sale of BLINK equipment it will receive a one-time sales commission based on the sales price of the equipment sale. In the case where Tauriga Biz Dev Corp. secures a revenue sharing agreement with a customer where BLINK remains the owner, Tauriga Biz Dev Corp. will be paid an on-going commission based off of gross charger revenue, subject to which party paid for the installation. Commission payments under the revenue sharing agreement are subject to minimum revenue generation hurdles.

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

As of September 30, 2018, the Tauriga Biz Dev Corp. has not installed any of its own machines in any locations. No revenue has been generated through the BLINK contract.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(UNAUDITED)

(US$)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

In the year ended March 31, 2018, the Company had two substantial events occur. The Company launched its joint venture product as noted above. This resulted in operations that the Company recognized its initial sales orders from. Operations from this joint venture are currently on hold while the Company works out quality control issues regarding the packaging of the individual units. As a result, the entire inventory balance has been written off. Additionally, the Company settled the case entitled Tauriga Sciences, Inc. v. Cowan, Gunteski & Co., P.A., et al. that was ongoing for over one year. Due to the settlement of the lawsuit, the Company was able to record $2,050,000 in other income in the year ended March 31, 2018. With the collection of proceeds from the lawsuit, the Company was able to settle long outstanding payables and pay convertible notes payable, as well as invest in trading securities to leverage its operating business. As a result of these two events Company has been able to rely much less on third-party borrowing while continuing to develop their business. The Company invested a portion of its available cash in trading and non-trading securities. As a result of some of these investments, the Company was able to recognize other income (expense) of $420,065, that partially offset their operating losses, resulting in a net loss in the amount of $98,764 for the six months ended September 30, 2018 compared to a net loss of $1,232,961 for the same period in the prior year. Also, as a result of this activity the Company had a working capital surplus of $492,043 at September 30, 2018 compared to $367,760 at March 31, 2018. The Company believes that there is uncertainty with respect to continuing as a going concern until the operating business can achieve more than nominal sales and profitable operations and sustain cash flow to operate the Company for a period of twelve months. Management’s plans with respect to this include raising capital through equity markets to fund future operations and cultivating new license agreements or acquiring ownership in technology or other operating companies or formulating relationships such as the one with BLINK. In addition, the Company, uplisted to the OTC:QB effective July 30, 2018 to have easier access to capital through larger investors. The Company intends to continue funding its operations either through cash-on-hand or through financing alternatives. In the event the Company does need to raise additional capital to fund operations or engage in a transaction, failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations. Even if the Company does raise sufficient capital to support its operating expenses, acquire new license agreements or ownership interests in life science companies and generate adequate revenues, or the agreements entered into recently are unsuccessful, there can be no assurances that the revenues will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern as determined by management. However, the accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Non-controlling Interests

On December 23, 2016, the Company entered into a non-exclusive, one-year license agreement (subsequently extended by an additional two-years) with Ice + Jam LLC. Under terms of the License Agreement, the Company will market Ice + Jam’s proprietary cupuaçu butter lip balm, sold under the trademark HerMan®. To effectuate this arrangement, the Company and Ice + Jam formed a new company. Through this new company the two parties will evenly share on a 50/50 basis any profits generated through the Company’s marketing, sales and distribution efforts. All revenue and expense from these efforts are fully consolidated in the Company’s condensed consolidated financial statements and then the minority interest is designated as noncontrolling interest to derive at net loss attributable to common shareholders. The non-controlling interest at September 30, 2018 and March 31, 2018 is $2,196 and $2,196, respectively. There was neither a net loss or gain attributable to noncontrolling interest for the six months ended September 30, 2018 and 2017.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

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

On March 29, 2018 the Company, through Tauriga Biz Dev Corp., entered into an independent sales representative agreement with BLINK. Under this agreement the Company will be a non-exclusive independent sales representative. The Company will act on behalf of BLINK to solicit orders from potential customers for EV Stations placement. Tauriga Biz Dev Corp. will be compensated upon contracting and as long as the Company’s acquired prospect remains under contract. This arrangement has the potential to earn both short term as well as long term recurring revenue by helping BLINK expand its national electric vehicle charging infrastructure and network. This sales agreement is a three-tier model based on whether Tauriga Biz Dev Corp. contracts the new customer to purchase equipment outright from BLINK or enter into one of two revenue-sharing agreements. In the case Tauriga Biz Dev Corp. effectuates a sale of BLINK equipment it will receive a one-time sales commission based on the sales price of the equipment sale. In the case where Tauriga Biz Dev Corp. secures a revenue sharing agreement with a customer where BLINK remains the owner, Tauriga Biz Dev Corp. will be paid an on-going commission based off of gross charger revenue, subject to which party paid for the installation. Commission payments under the revenue sharing agreement are subject to minimum revenue generation hurdles.

Commissions earned under this contract with Tauriga Biz Dev Corp. will be recorded as revenue when earned. Based on a binding agreement in place between BLINK and the referral provided by the Company, revenue will be recorded based on equipment value purchased or placed in service as well as the length of the contract. The Company is currently working towards its goal of generating potential revenue deriving from this Reseller Agreement with BLINK.

On June 29, 2018, the Company purchased four BLINK Level 2 - 40” pedestal chargers for permanent placement in a retail location or locations whereby the Company will pay a variable annual fee based on 7% of total revenue per charging unit. The rest of the proceeds will be split 80/20 between the Company and the host location owner or its assignee. The host location owner to will pay for the cost of providing power to these unit as well as installation costs. The Company has secured the location for installation of these units and is in the process of installing them.

The Company recognized no operating revenue during the six months ended September 30, 2018 and 2017.

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

Cash Equivalents

For purposes of reporting cash flows, cash equivalents include investment instruments purchased with an original maturity of three months or less. At September 30, 2018, the Company’s cash on deposit with financial institutions did not exceed the total FDIC insurance limit of $250,000. To reduce its risk associated with the failure of such financial institution, the Company holds its cash deposits in more than one financial institution and evaluates at least annually the rating of the financial institution in which it holds its deposits. The Company had no cash equivalents as of September 30, 2018.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(UNAUDITED)

(US$)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Investment in Trading Securities

Investment in trading securities consist of investments in shares of common stock of companies traded on public markets as well as publicly traded, warrants exercisable for publicly traded common stock as well as publicly traded warrants of these companies. These securities are carried on the Company’s balance sheet at fair value based on the closing price of the shares owned on the last trading day before the balance sheet date of this report. Fluctuations in the underlying bid price of the stocks result in unrealized gains or losses. The Company recognizes these fluctuations in value as other operating income or loss.

For investments sold, the Company recognizes the gains and losses attributable to these investments as realized gains or losses in other operating income or loss.

Investment – Cost Method

Investment in other companies that are not currently trading, are valued based on the cost method as the Company holds less than 20% ownership in these companies and has no influence over operational and financial decisions of the companies. The Company will evaluate, at least annually, whether impairment of these investments is necessary under ASC 320.

Inventory

Inventory consists of finished goods in salable condition and is stated at the lower of cost or market determined by the first-in, first-out method. The inventory consists of packaged, labeled salable inventory. Shipping of product to finished good inventory fulfillment center is also included in the total inventory cost. Shipping of product upon sale for online sales is paid by the customer upon ordering. For wholesale product orders shipping cost is paid by the Company. As of March 31, 2018, as a result of the quality control issues regarding the packaging, the Company has written off the remaining inventory of $16,897 as the manufacturer completed the re-design of the packaging of this product as the Company has determined that the units then on hand were not usable. No other inventory has been purchased for the period ended September 30, 2018.

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

Net Loss Per Common Share

The Company computes per share amounts in accordance with FASB ASC Topic 260 “Earnings per Share” (“EPS”), which requires presentation of basic and diluted EPS. Basic EPS is computed by dividing the income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock and common stock equivalents outstanding during the periods; however, potential common shares are excluded for period in which the Company incurs losses, as their effect is anti-dilutive. For the three and six months ended September 30, 2018 and 2017, basic and fully diluted earnings per share were the same as the Company had losses in these periods.

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

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

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

Research and Development

The Company expenses research and development costs as incurred. Research and development costs were $0 for the three and six months ended September 30, 2018 compared to $2,000 and $4,000 for the same period in the prior periods in the prior year, respectively. The Company is continually evaluating products and technologies in the natural wellness space, including its cupuaçu butter lip balm, as well as any intellectual property or other related technologies. As the Company investigates and develops relationships in these areas resultant expenses for trademark filings, license agreements, product development and design materials will be expensed as research and development. Some costs will be accumulated for subsidiaries prior to formation of any new entities.

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

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

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

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

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

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(UNAUDITED)

(US$)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Derivative Financial Instruments (Continued)

The Company has identified that instruments previously carried as derivative liabilities were deemed to be such on the basis of embedded features containing down round provisions, resulting in the strike price being reduced on the basis of the pricing of future equity offerings. In accordance with the adoption of ASU 2017-11, the Company recorded a gain on derivative liability in the amount of $271,280 for the six months ended September 30, 2017. This adoption of this accounting pronouncement had no effect on the six months ended September 30, 2018 as there were no instruments that would have caused this presentation. The Company also recorded a corresponding loss on extinguishment of debt in the amount of $271,280 for the six months ended September 30, 2017, with no effect on the six months ended September 30, 2018. Along with this transaction, the Company recorded a deemed dividend to shareholders in the amount of $271,280 for the six months ended September 30, 2017 and no deemed dividend for the three and six months ended September 30, 2018.

The three instruments affected by this adoption were (i) the June 1, 2015, 7% Convertible Redeemable Note with a principal amount of $104,000 with a maturity date of June 1, 2016 with Union Capital, LLC which contains an anti-ratchet clause; (ii) the July 14, 2015, 12% convertible redeemable note with Group 10 Holdings, LLC having a principal amount of $96,000 issued with an original issue discount of $16,000; and (iii) the November 7, 2016, 12% convertible redeemable note with Group 10 Holdings, LLC having a principal amount of $45,000 issued with an original issue discount of $7,000. The two Group 10 Holdings, LLC notes contain a most favored nations clause, allowing the note holder to adopt any term of future convertible redeemable notes which would be beneficial to them. All of these instruments noted herein have been fully repaid or converted as of October 10, 2017.

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

As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by ASC 740 and concluded that the tax position of the Company does not meet the more-likely-than-not threshold as of September 30, 2018.

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

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

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

The Company has removed the product from the website and is working with the manufacturer to resolve these issues. The Company as a result of this, has no Inventory as of September 30, 2018 and March 31, 2018.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(UNAUDITED)

(US$)

NOTE 4– PROPERTY AND EQUIPMENT

The Company’s property and equipment is as follows:

	September 30, 2018	March 31, 2018	Estimated Life
	(unaudited)
Computers, office furniture and other equipment	$69,137	$59,051	3-5 years

Less: accumulated depreciation	(57,078)	(56,560)

Net	$12,059	2,491

On June 29, 2018, the Company purchased four BLINK Level 2 - 40” pedestal chargers for permanent placement in one or more retail locations whereby the Company will share revenue from these electric car vehicle charging units with such location owner. No depreciation expense has been recorded for the charging units as of September 30, 2018 due to the fact that they have not been placed in service. Depreciation expense for the six months ended September 30, 2018 and 2017 was $518 and $360, respectively.

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

On December 1, 2017, the Company relocated its corporate headquarters from Danbury, Connecticut to New York, New York. The Company has entered into a two-year lease at $1,010 per month for the term of the lease. The Company recorded rent expense of $6,401 for the six months ended September 30, 2018 compared to no expense for the same period in prior year.

Lease obligation for Fiscal Year Ended March 31,
2019	6,060
2020	8,080

NOTE 6 – INTANGIBLE ASSETS

Patents:

Pilus Energy, LLC

The Company, through the acquisition of Pilus Energy on January 28, 2014, acquired a patent to develop cleantech energy using proprietary microbiological solution that creates electricity while consuming polluting molecules from wastewater.

On December 22, 2016, the Company entered in a membership interest transfer agreement with Open Therapeutics whereby the Company sold 80% of its membership interest in Pilus to Open Therapeutics. Open Therapeutics agreed to terminate and cancel 80% of the unexercised portion of Open Therapeutics agreed to pay to the Company 20% of the net profit generated Pilus Energy from its previous year’s earnings, if any. The first $75,000 of such payments would be retained by Pilus Energy as additional consideration for the sale, which is reflected as a contingent liability on the Company’s condensed consolidated balance sheet. The Company further agreed it would vote its 20% membership interest in Pilus Energy in the same manner that Open Therapeutics votes its membership interest on all matters for which a member vote is required. Through September 30, 2018, there has been no activity recorded by Open Therapeutics with respect to Pilus Energy, and thus the $75,000 remains contingently owed to them. No activity is expected to occur prior to the Company’s third fiscal quarter, and possibly later.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(UNAUDITED)

(US$)

NOTE 6 – INTANGIBLE ASSETS (CONTINUED)

Patents:

Pilus Energy, LLC

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

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(UNAUDITED)

(US$)

NOTE 7 – DERIVATIVE LIABILITIES EMBEDDED IN CONVERTIBLE NOTES (CONTINUED)

The three instruments affected by this adoption were (i) the June 1, 2015, 7% Convertible Redeemable Note with a principal amount of $104,000 with a maturity date of June 1, 2016 with Union Capital, LLC which contains an anti-ratchet clause; (ii) the July 14, 2015, 12% convertible redeemable note with Group 10 Holdings, LLC having a principal amount of $96,000 issued with an original issue discount of $16,000; and (iii) the November 7, 2016 12% convertible redeemable note with Group 10 Holdings, LLC having a principal amount of $45,000 issued with an original issue discount of $7,000. The two Group 10 Holdings, LLC notes contain a most favored nations clause, allowing the note holder to adopt any term of future convertible redeemable notes which would be beneficial to them. All of these instruments noted herein have been fully repaid or converted as of October 10, 2017.

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

The Company has identified that instruments previously carried as derivative liabilities were deemed to be such on the basis of embedded features containing down round provisions, resulting in the strike price being reduced on the basis of the pricing of future equity offerings. The Company was not affected by the adoption of ASU 2017-11 for the six months ended September 30, 2018 as they had no instruments that would be impacted by this pronouncement, compared to a gain on derivative liability in the amount of $271,280 for the six months ended September 30, 2017. The Company also recorded a corresponding loss on extinguishment of debt in the amount of $271,280 for the six months ended September 30, 2017.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(UNAUDITED)

(US$)

NOTE 7 – DERIVATIVE LIABILITIES EMBEDDED IN CONVERTIBLE NOTES (CONTINUED)

The three instruments affected by this adoption were (i) the June 1, 2015, 7% Convertible Redeemable Note with a principal amount of $104,000 with a maturity date of June 1, 2016 with Union Capital, LLC which contains an anti-ratchet clause; (ii) the July 14, 2015, 12% convertible redeemable note with Group 10 Holdings, LLC having a principal amount of $96,000 issued with an original issue discount of $16,000 and the November 7, 2016; and (iii) the 12% convertible redeemable note with Group 10 Holdings, LLC having a principal amount of $45,000 issued with an original issue discount of $7,000. The two Group 10 Holdings, LLC notes contain a most favored nations clause, allowing the note holder to adopt any term of future convertible redeemable notes which would be beneficial to them. All of these instruments noted herein have been fully repaid or converted as of October 10, 2017.

NOTE 8 – NOTES PAYABLE AND CONVERTIBLE NOTES

Notes payable and convertible notes consisted of the following as of:

		September 30, 2018	March 31, 2018
		(unaudited)
Alternative Strategy Partners PTE Ltd.- Sep 2015	(a)	$90,000	$90,000
GS Capital Partners LLC - Oct 2017	(b)	-	105,000
GS Capital Partners LLC - March 2018	(c)	48,000	48,000
GS Capital Partners LLC - May 2018	(d)	28,000	-
Note to an Individual – Feb 2013	(e)	15,000	15,000
Total notes payable and convertible notes		181,000	258,000
Less - note discounts		(1,858)	(3,153)
Less - current portion of these notes		(179,142)	(254,847)
Total notes payable and convertible notes, net discounts		$-	$-

(a)	Three-month $180,000 non-convertible debenture (“note”) dated September 23, 2015 bearing and interest rate of 11.50% per annum. The note matured in December 2015. The Company received cash of $90,000 ($75,000 wired directly to the Company and $15,000 wired directly from ASP to compensate a consultant). The balance of this note ($90,000) was to be wired directly to a Japanese based consumer product firm called Eishin, Inc., but the holder never provided any documentation evidencing that $90,000 was paid to Eishin. The Company is in dispute with the noteholder, and the Company has not recorded this liability as of September 30, 2018 or March 31, 2018. If the proper documentation is provided to the Company, the Company will record the liability at that time. The Company has not received any type of default notice with respect to this $180,000 non-convertible note. Additionally, the Company has not received any shares in Eishin Co., Ltd. up to this point. The Company did follow up with Eishin in March 2017, and it was noted that Eishin did not reflect the Company as having this ownership. As a result, the additional $90,000 has not been recognized as outstanding. As of September 30, 2018, this note had accrued interest of $23,468.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(UNAUDITED)

(US$)

NOTE 8 – NOTES PAYABLE AND CONVERTIBLE NOTES (CONTINUED)

(b)

On October 17, 2017, the Company entered into a stock purchase agreement with GS Capital Partners LLC, whereby the Company issued two 8% convertible redeemable notes each in the principal amount of $105,000. The first 8% note was funded with gross cash proceeds of $100,000, after the deduction of $5,000 in legal fees. The second 8% note (the “Back-End Note”) was initially paid for by an offsetting promissory note issued by GS Capital Partners LLC, to the Company (the “Note Receivable”). The terms of the Back-End Note require cash funding prior to any conversion thereunder. The amounts of cash funded plus accrued interest under both the First Note and the Back-End Note are convertible into shares of the Company’s common stock at a price per share equal to 70% of the lowest daily VWAP of the common stock as reported on the National Quotations Bureau OTC Markets market on which the Company’s shares are traded or any exchange upon which the common stock may be traded in the future, for the 15 prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. In the event the Company experiences a DTC “chill” on its shares, the conversion price shall be decreased to 60% instead of 70% while that “chill” is in effect. Upon an event of default, principal and accrued interest will become immediately due and payable under the notes. Additionally, upon an event of default, both notes will accrue interest at a default interest rate of 24% per annum or the highest rate of interest permitted by law. Further, certain events of default may trigger penalty and liquidated damage provisions. During the first 6 months that the First Note and the Back-End Note are outstanding, the Company may redeem either by paying to GS Capital Partners LLC an amount as follows: (i) if the redemption is within the first 90 days either note is in effect, then for an amount equal to 120% of the unpaid principal amount of either note along with any interest that has accrued during that period, and (ii) if the redemption is after the 91st day the either note is in effect, but less than the 180th day, then for an amount equal to 133% of the unpaid principal amount of either note along with any accrued interest. Neither note may be redeemed after 180 days. Additionally, and pursuant to the Purchase Agreement, the Company issued to GS Capital Partners LLC 306,667 shares of the Company’s common stock valued at $20,700 ($0.0675 per share). On April 25, 2018, the noteholder, under their rights under the contract, canceled the back-end note.  On May 1, 2018, the noteholder converted $55,000 of principal and accrued interest of $2,339 in exchange for 1,985,754 of the Company’s shares ($0.028888 per share). On July 18, 2018, the Company paid $69,503 to fully retire the remaining $50,000 principal balance of this note plus $3,503 of accrued interest and a prepayment penalty of $16,500.

(c)	On March 9, 2018, GS Capital Partners, LLC funded the back-end note under the August 31, 2017 Securities Purchase Agreement with GS Capital Partners, LLC whereby the Company issued two 8% convertible redeemable notes each in the principal amount of $48,000. This Back-End Note was initially paid for by an offsetting promissory note issued by GS Capital Partners, LLC to the Company (the “Note Receivable”). This note has a maturity date one year from the date of issuance of the original note under the securities purchase agreement, upon which any outstanding principal and interest is due and payable. Although the note principal plus interest was not repaid by the due date, the noteholder waived the default clause. The amounts of cash funded plus accrued interest under the note are convertible into shares of the Company’s common stock at a price for each share of common stock equal to 70% of the lowest daily VWAP of the common stock as reported on the National Quotations Bureau OTC Markets market on which the Company’s shares are traded or any exchange upon which the common stock may be traded in the future, for the 15 prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. In the event the Company experiences a DTC “chill” on its shares, the conversion price shall be decreased to 60% instead of 70% while that “chill” is in effect. Upon an event of default, principal and accrued interest will become immediately due and payable under the notes. Additionally, upon an event of default, notes will accrue interest at a default interest rate of 24% per annum or the highest rate of interest permitted by law. Further, certain events of default may trigger penalty and liquidated damage provisions. During the first six months this note is in effect, the Company may redeem by paying to GS Capital Partners, LLC an amount as follows: (i) if the redemption is within the first 90 days either note is in effect, then for an amount equal to 120% of the unpaid principal amount of either note along with any interest that has accrued during that period, and (ii) if the redemption is after the 91st day the either note is in effect, but less than the 180th day, then for an amount equal to 133% of the unpaid principal amount of either note along with any accrued interest. The note may be redeemed after 180 days. At September 30, 2018, this note had accrued interest of $2,157. On October 26, 2018, the Company fully repaid this note in cash using proceeds from a new convertible note.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(UNAUDITED)

(US$)

NOTE 8 – NOTES PAYABLE AND CONVERTIBLE NOTES (CONTINUED)

(d)	On May 10, 2018, the Company entered into a securities purchase agreement with GS Capital Partners, LLC. GS Capital Partners, LLC whereby the Company issued two 8% convertible redeemable notes in the cumulative principal amount of $56,000. The first 8% note for $28,000 was funded with net proceeds of $25,000, after the deduction of $3,000 for OID. The second 8% note (the “Back-End Note”) is initially paid for by an offsetting promissory note issued by GS Capital Partners, LLC to the Company (the “Note Receivable”). The terms of the Back-End Note require cash funding prior to any conversion thereunder. The Note Receivable is due January 10, 2019, unless certain conditions are not met, in which case both the Back-End Note and the Note Receivable may both be cancelled. Both the First Note and the Back-End Note have a maturity date one year from the date of issuance upon which any outstanding principal and interest is due and payable. The amounts of cash funded plus accrued interest under both the First Note and the Back-End Note are convertible into shares of the Company’s common stock at a price for each share of common stock equal to 70% of the lowest daily VWAP of the common stock as reported on the National Quotations Bureau OTC Markets market on which the Company’s shares are traded or any exchange upon which the common stock may be traded in the future, for the 15 prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. In the event the Company experiences a DTC “chill” on its shares, the conversion price shall be decreased to 60% instead of 70% while that “chill” is in effect. The Back-End Note will not be cash funded and such note, along with the Note Receivable, will be immediately cancelled if the shares do not maintain a minimum trading price during the five days prior to such funding and a certain aggregate dollar trading volume during such period. Upon an event of default, principal and accrued interest will become immediately due and payable under the notes. Additionally, upon an event of default, both notes will accrue interest at a default interest rate of 24% per annum or the highest rate of interest permitted by law. Further, certain events of default may trigger penalty and liquidated damage provisions. During the first six months First Note is in effect, the Company may redeem either note by paying to GS Capital Partners, LLC an amount as follows: (i) if the redemption is within the first 90 days either note is in effect, then for an amount equal to 120% of the unpaid principal amount of either note along with any interest that has accrued during that period, and (ii) if the redemption is after the 91st day the either note is in effect, but less than the 180th day, then for an amount equal to 133% of the unpaid principal amount of either note along with any accrued interest. The note may be redeemed after 180 days. The back-end note may not be repaid. The note holder may redeem this note at any time after the first six months. The Company had cancelled all remaining back-end notes during the quarter ended September 30, 2018. As of September 30, 2018, this note had accrued interest of $1,123. On October 26, 2018, the Company fully repaid this note in cash using proceeds from a new convertible note.

(e)	An individual note was issued on February 22, 2013, in the amount of $15,000, bearing an interest rate of 8%. The note is convertible into common stock of the Company at $1.875 per share. As of September 30, 2018, this note accrued interest of $7,026. On October 22, 2018 the Company settled this note with the noteholder for $25,500 cash and 1,000,000 common shares.

During the six months ended September 30, 2018, the Company issued 1,985,754 shares of common stock to holders of convertible notes to retire $55,000 in principal and $2,339 of accrued interest (at $0.02888 per share) under the convertible notes.

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

Interest expense for the three and six months ended September 30, 2018 was $2,570 and $26,066 compared to $28,326 and $130,792 for the same period in the prior year, respectively. Accrued interest at September 30, 2018 and March 31, 2018 was $33,774 and $33,875, respectively.

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

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(UNAUDITED)

(US$)

NOTE 9 – RELATED PARTIES (CONTINUED)

On October 6, 2017, Seth Shaw, Chief Executive Officer made a personal investment into the Company of $137,500. This investment is structured as an equity private placement of 1,466,667 shares of Company common stock at $0.09375 per share. The Company used the proceeds for general and administrative purposes. The shares were issued December 19, 2017.

As a result of the Company’s joint venture with Ice + Jam, a receivable and a payable was recorded on the Company’s books. As of September 30, 2018, these amounts represented cash Ice + Jam collected from sales of HerMan® through their website in the amount of $581 and a payable in the amount of $5,522 for expenses incurred through the operation of the business.

NOTE 10 – STOCKHOLDERS’ EQUITY

Common Stock

As of September 30, 2018, the Company is authorized to issue 100,000,000 shares of its common stock. As of September 30, 2018, there were 54,380,230 shares of common stock are outstanding which includes all adjustments for fractional shares.

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

Fiscal Year 2019

During the six months ended September 30, 2018 the Company issued 130,000 shares of its restricted common stock to consultants under consulting agreements.

During the six months ended September 30, 2018 the Company issued 1,985,754 shares of restricted common stock to a noteholder for the conversion of debt and accrued interest having a value of $57,339 ($0.028875 per share).

In connection with some of the consulting agreements and board advisory agreements the Company has entered into, as the following clauses are part of the compensation arrangements: (a) the consultant will be reimbursed for all reasonable out of pocket expenses and (b) the Company, in its sole discretion, may make additional cash payments and/or issue additional shares of common stock to the consultant based upon the consultant’s performance. The Company recognized $175,276 and $503,756 in stock-based compensation expense related to these agreements in the six months ended September 30, 2018 and 2017.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(UNAUDITED)

(US$)

NOTE 10 – STOCKHOLDERS’ EQUITY (CONTINUED)

Warrants for Common Stock

The following table summarizes warrant activity for the six months ended September 30, 2018 and year ended March 31, 2018:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding at March 31, 2017	1,220,277	$1.50	3.16 Years	$-

Granted	213,334	0.2625	4.99 Years	-
Expired	-	-
Exercised	-	-
Canceled	-	$-		$-

Outstanding at March 31, 2018	1,433,611	$1.06	3.02 Years	$-

Granted	-	-		-
Expired	-	-
Exercised	-	-
Canceled	-	-

Outstanding and exercisable at September 30, 2018	1,433,611	$1.06	2.52 Years	$-

The warrants were valued utilizing the following assumptions employing the Black-Scholes Pricing Model:

	Six Months Ended September 30, 2018 (unaudited)	Year Ended March 31, 2018
Volatility	108.6%	108.6%
Risk-free rate	1.24%	1.24%
Dividend	-	-
Expected life of warrants	5.00	5.00

On December 22, 2016, the Company entered in a membership interest transfer agreement with Open Therapeutics whereby the Company sold 80% of its membership interest in Pilus to Open Therapeutics. Open Therapeutics agreed to terminate and cancel 80% of the unexercised portion of Open Therapeutics agreed to pay to the Company 20% of the net profit generated Pilus Energy from its previous year’s earnings, if any. The first $75,000 of such payments would be retained by Pilus Energy as additional consideration for the sale, which is reflected as a contingent liability on the Company’s condensed consolidated Balance Sheets. The Company further agreed it would vote its 20% membership interest in Pilus Energy in the same manner that Open Therapeutics votes its membership interest on all matters for which a member vote is required. Through September 30, 2018, there has been no activity recorded by Open Therapeutics with respect to Pilus Energy, and thus the $75,000 remains contingently owed to them.

On June 27, 2017, the Company entered into a one-year 5% convertible note in the amount of $80,000 with GS Capital Partners, LLC. As partial consideration for the purchase of the note the Company granted 213,334 five-year cashless warrants with an exercise price of $0.2625 per share. Based on the relative fair value of the warrants, the Company recorded a debt discount of $12,546 on the $80,000 note, which was amortized over a period of one-year.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(UNAUDITED)

(US$)

NOTE 10 – STOCKHOLDERS’ EQUITY (CONTINUED)

Stock Options

On February 1, 2012, the Company awarded to each of two executives’, one current and one former, options to purchase 66,667 common shares, an aggregate of 133,334 shares. These options vested immediately and were for services performed.

Volatility	220%
Expected dividend rate	-
Expected life of options in years	10
Risk-free rate	1.87%

The following table summarizes option activity for the six months ended September 30, 2018 and year ended March 31, 2018:

	Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at March 31, 2017	133,334	$7.50	4.85 Years	$—

Granted	—	—
Expired	—	—
Exercised	—	—

Outstanding at March 31, 2018	133,334	$7.50	3.85 Years	$—

Granted	—	—
Expired	—	—
Exercised	—	—

Outstanding and exercisable at September 30, 2018	133,334	$7.50	3.35 Years	$—

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

Deferred tax assets consist of the following:

	September 30, 2018 (unaudited)	March 31, 2018
Net operating losses	8,543,000	8,514,000
Effect of TCJA recalculation	(3,107,000)	(3,107,000)
Valuation allowance	(5,436,000)	(5,407,000)
	$-	$-

At September 30, 2018, the Company had a U.S. net operating loss carryforward in the approximate amount of $11 million available to offset future taxable income through 2038. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods. The Company also has a Canadian carry forward loss which approximates $700,000. The valuation allowance increased by $29,000 in the six months ended September 30, 2018 and increased   by $140,000 in the year ended March 31, 2018.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

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

Investment in Trading Securities:

At March 31, 2018*
Company		Beginning of Period Cost	Purchases	Sales Proceeds	End of Period Cost	Fair Value	Realized Gain (Loss)	Unrealized Gain (Loss)
Green Innovations Ltd (GNIN)**	(a)	$250,000	$-	$6,815	-	-	$(243,185)	$-
VistaGen Therapeutics Inc (VTGN)	(b)	-	490,117	-	490,117	306,207	-	(183,910)
Blink Charging Co (BLNK)	(c)	-	190,350	-	190,350	123,750	-	(66,600)
Blink Charging Co (BLNKW) (Warrants)	(c)	-	900	-	900	31,545	-	30,645
Aytu BioScience Inc (AYTU)	(d)	-	82,270	-	82,270	119,947	-	37,677
Lightbridge Corp. (LTBR)	(e)	-	37,511	-	37,511	29,250	-	(8,261)
Totals		$250,000	$801,148	$6,815	$801,148	$610,699	$(243,185)	$(190,449)

*There were no trading securities during the quarter ended September 30, 2017

** During the quarter ended December 31, 2017, this security was reclassified from Available for Sale to Trading Security

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(UNAUDITED)

(US$)

NOTE 12 – INVESTMENTS (CONTINUED)

Trading securities (Continued)

Investment in Trading Securities:

At September 30, 2018
Company		Beginning of Period Cost	Purchases	Sales Proceeds	End of Period Cost	Fair Value	Realized Gain (Loss)	Unrealized Gain (Loss)
Green Innovations Ltd (GNIN)*	(a)	$-	-	$-	$-	$-	$-	$-
VistaGen Therapeutics Inc (VTGN)	(b)	490,117	349,498	(517,485)	287,500	333,500	(34,630)	229,910
Blink Charging Co (BLNK)	(c)	190,350	151,666	(367,142)	-	-	25,126	66,600
Blink Charging Co (BLNKW) (Warrants)	(c)	900	162,215	(468,496)	-	-	305,381	(30,645)
Aytu BioScience Inc (AYTU)	(d)	82,270	100,030	(144,094)	-	-	(38,206)	(37,677)
Lightbridge Corp. (LTBR)	(e)	37,511	299,028	(114,887)	237,198	213,672	15,546	(15,265)
Pulmatrix Inc. (PULM)	(f)	-	204,802	(183,737)	-	-	(21,065)	-
Axovant Sciences Ltd. (AXON)	(g)	-	103,938	(98,433)	-	-	(5,505)	-
Paymeon Inc. (PAYM)	(h)	-	42,998	(10,821)	30,000	67,960	(2,177)	37,960
Achieve Life Sciences (ACHV)	(i)	-	177,355	(44,535)	122,249	92,909	(10,571)	(29,340)
Decision Diagnostics (DECN)	(j)	-	20,480	(16,793)	413	255	(3,274)	(158)
Totals		$801,148	$1,612,010	$(1,966,423)	$677,360	$708,296	$230,625	$221,385

(a)	During the year ended March 31, 2018, the Company’s investment in Green Innovations, Ltd. was sold for net proceeds of $6,815 and was previously carried as an investment included within Current Assets. The Company’s investment in Green Innovations, Ltd. had a cost of $250,000. A loss of $243,185 was recognized on the sale of this security in the year ended March 31, 2018. For the six months ended September 30, 2018, there was a comprehensive gain recorded of $125.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(UNAUDITED)

(US$)

NOTE 12 – INVESTMENTS (CONTINUED)

Trading securities (Continued)

(b)	On December 11, 2017 the Company invested $480,000 in the common stock of VistaGen Therapeutics, Inc. (VTGN). The Company purchased 320,000 common shares along with 320,000 five-year warrants with a strike price of $1.50. On March 26, 2018, the Company purchased an additional 10,000 common shares. The investment in the common shares is recorded at fair valve with unrealized gains and losses, reflected in other operating income. The Company’s investment in VTGN has a cost of $490,117, unrealized loss of $183,910 and a fair value of $306,207 at March 31, 2018. During the six months ended September 30, 2018, the Company purchased 59,380 shares of VTGN for $61,998 (average price per share of $1.04 per share) in the open market. The Company sold 389,380 shares of VTGN for $517,485 ($1.33 per share) for a realized loss of $34,630. The Company also purchased in a direct offering 230,000 restricted common shares directly from VTGN during the six months ended September 30, 2018 for a cost of $287,500. These shares are currently not on deposit with the Company’s broker of record. As of September 30, 2018 the Company has an unrealized gain on these shares in the amount of $46,000, and for the six months ended September 30, 2018 has recorded total unrealized gains of $229,910 in VTGN.

(c)

The Company participated in an $18,500,250 underwritten public offering by BLINK, which closed on February 14, 2018. The Company invested $191,250 of its balance sheet cash and purchased 45,000 registered shares, as well as warrants exercisable immediately for a period of five (5) years from the date of issuance for up to 90,000 additional shares of common stock of BLINK. The Warrants carry an exercise price of $4.25 per share, and also trade on the NASDAQ under the ticker symbol: BLNKW. The Company’s investment in BLINK common stock and warrants had a cost of $191,250, unrealized loss of $35,955 and a fair value of $155,295 at March 31, 2018. During the three months ended June 30, 2018 the Company purchased 41,018 shares of BLINK at a cost of $151,666 (average price per share of $3.69). The Company sold its total holding of 86,018 shares of BLINK for $367,142 (average price per share of $4.26) realizing a gain of $25,126. During the three months ended June 30, 2018, the Company also purchased 208,800 warrants of BLNKW (average price per warrant of $0.77) and sold its entire position of 298,800 for $468,496 (average price per warrant of $1.60) realizing a gain of $305,381.

(d)	On March 2 and March 8, 2018, the Company purchased 188,300 common shares of AYTU Bioscience (ATYU). The investment in the common shares is recorded at fair valve with unrealized gains and losses, reflected in other operating income. The Company’s investment in ATYU had a cost of $82,270, unrealized gain of $37,677 and a fair value of $119,947 at March 31, 2018. During the six months ended September 30, 2018, the Company purchased 260,000 shares of AYTU for a $100,830 (average price per share $0.38). During the six months ended September 30, 2018, the Company sold all 448,300 shares of AYTU for $144,094 ($0.32 per share). During the six months ended September 30, 2018, the Company had a realized loss of $38,206 on this holding.

(e)	On March 12, 2018, the Company purchased 25,000 common shares of Lightbridge Corp (LTBR). The investment in the common shares is recorded at fair valve with unrealized gains and losses, reflected in other operating income. The Company’s investment in LTBR had a cost of $37,511, unrealized loss of $8,261 and a fair value of $29,250 at March 31, 2018. During the six months ended September 30, 2018, the Company purchased 287,405 shares of LTBR for $299,028 (average of $1.04 per share.) During the six months ended September 30, 2018, the Company sold 80,405 shares of LTBR for $114,887 (average price per share of $1.43) realizing a gain of $15,456. As of September 30, 2018, the Company has an unrealized loss of $23,526 on this holding, and for the six months ended September 30, 2018 has recorded total unrealized losses of $15,265 in LTBR.

(f)

During the six months ended September 30, 2018, the Company purchased 391,514 shares of Pulmatix Inc. (PULM) for $204,802 (average per share price of $0.52). During the six months ended September 30, 2018, the Company sold all 391,514 shares for $183,747 ($0.47 per share). The Company had a realized loss of $21,065 on this holding.

(g)

During the six months ended September 30, 2018, the Company purchased 40,000 shares of Axovant Sciences Ltd. (AXON) for $103,938 (average share price of $2.60). During the six months ended September 30, 2018, the Company sold all 40,000 shares for $98,433 ($2.46 per share). The Company had a realized loss of $5,505 on this holding.

(h)

On July 5, 2018, the Company purchased 100,000 shares of Paymeon, Inc. (PAYM) for $12,998 ($0.13 per share) in the open market. During July 2018 the Company sold the 100,000 shares for $10,821 ($0.11 per share) for a realized loss of $2,177. On July 9, 2018, the Company purchased 400,000 restricted common shares directly from the Company for $30,000 ($0.075 per share). As of September 30, 2018 the Company had an unrealized gain of $37,960 on these shares. In conjunction with the investment, the Company agreed to a 12-month resale restriction. PAYM is publicly traded on the OTC:Pink. These shares are currently not on deposit held with the Company’s broker of record.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(UNAUDITED)

(US$)

NOTE 12 – INVESTMENTS (CONTINUED)

Trading securities (Continued)

(i)	During the six months ended September 30, 2018, the Company purchased 44,000 common shares of Achieve Life Sciences (ACHV) for $177,355 ($4.03 per share). During the six months ended September 30, 2018, the Company sold 14,505 shares for $44,535 ($3.07 per share) for a realized loss of $10,571. At September 30, 2018, the Company has an unrealized loss on its remaining holdings in ACHV in the amount of $29,340.

(j)	During the six months ended September 30, 2018, the Company purchased 450,000 common shares of Decision Diagnostics (DECN) for $20,480 ($0.046 per share). During the six months ended September 30, 2018, the Company sold 441,500 shares for $16,793 ($0.038 per share) for a realized loss of $3,274. At September 30, 2018, the Company has an unrealized loss on its remaining holdings in DECN in the amount of $158.

At September 30, 2018, the Company held warrants for AYTU to purchase 5,555 common shares at a strike price of $10.80 with an expiration of March 6, 2023. The strike price and number of shares were adjusted for the August 10, 2018, 1 for 20 reverse stock split. At September 30, 2018 these warrants were out of the money by $8.04 per share and are not publicly traded, the Company has not recognized the value of these warrants as they are not liquid.

At September 30, 2018, the Company currently holds warrants for VTGN to purchase 320,000 shares of common stock at a strike price of $1.50 per share with an expiration of December 13, 2022 and warrants for VTGN to purchase 230,000 shares of common sotck at a strike price of $1.50 per share with an expiration of February 28, 2022. At September 30, 2018 these warrants were out of the money by $0.05 per share. Since these warrants are not publicly traded, the Company has not recognized the value of these warrants as they are not liquid.

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

On April 2, 2018, the Company completed a purchase in the Groestlcoin cryptocurrency in the aggregate amount of $8,000 for 11,922.81 units ($0.6569 per unit).

On July 15, 2018, the Company sold all of its 39,862 units of Groestlcoin cryptocurrency converting it into 4.17 units of BTC having a value of $32,230. On August 20, 2018, the Company converted its BTC to gold bullion and silver coins at a value of $26,783.

On August 25, 2018, the Company sold all gold and silver commodities held for a sum of $24,046, recognizing a loss on the transaction of $2,737.

During the six months ended September 30, 2018, had an unrealized loss on digital currency of $3,142 prior to the conversion to the gold and silver.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

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

Cost investments

Küdzoo, Inc.

On September 4, 2018, the Company invested $15,000 in Küdzoo, Inc. (“Küdzoo”), a privately held company. Küdzoo is the developer of a mobile application that rewards students for their grades and achievements with deals and opportunities. The investment is recorded at cost and represents 0.2% of the value of Küdzoo based on a pre-money valuation of $7,500,000. The Company will test this investment for impairment at least annually.

NOTE 13 – LITIGATION

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

NOTE 14 – FAIR VALUE MEASUREMENTS

The following summarizes the Company’s financial assets and liabilities that are measured at fair value on a recurring basis at September 30, 2018 and March 31, 2018:

	September 30, 2018 (unaudited)
	Level 1	Level 2	Level 3	Total
Assets
Investment-trading securities	$708,296	$-	$-	$708,296
Cost method investment – Küdzoo	$-	$-	$15,000	$15,000

	March 31, 2018
	Level 1	Level 2	Level 3	Total
Assets
Investment-trading securities	$610,699	$-	$-	$610,699
Investment in digital currency	$22,056	$-	$-	$22,056

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(UNAUDITED)

(US$)

NOTE 14 – FAIR VALUE MEASUREMENTS (CONTINUED)

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

NOTE 15 – SUBSEQUENT EVENTS

Common Stock

Subsequent to September 30, 2018, the Company issued 1,750,000 commons share under a consulting contract for services to be rendered for the one-year period October 1, 2018 through September 30, 2019.

Convertible Notes

On October 22, 2018, the Company settled a note with an individual for $25,500 cash and 1,000,000 common shares. The note was issued on February 22, 2013, in the amount of $15,000, bearing an interest rate of 8%. As of September 30, 2018, this note accrued interest of $7,026 (and $7,098 as of October 22, 2018). The Company for its third fiscal quarter will be recording a loss on the conversion of this note in the approximate amount of $30,000.

On October 25, 2018, the Company entered into a one-year $180,000 convertible note bearing 8% interest with GS Capital Partners, LLC. The note has an original issue discount of $11,750. A portion of the proceeds will be used to retire the two remaining convertible notes on the books of the Company as of September 30, 2018 with GS Capital Partners, LLC. The face value of this note plus accrued interest under the note are convertible into shares of the Company’s common stock at a price for each share of common stock equal to 70% of the lowest daily VWAP of the common stock as reported on the National Quotations Bureau OTC Markets market on which the Company’s shares are traded or any exchange upon which the common stock may be traded in the future, for the 15 prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. In the event the Company experiences a DTC “chill” on its shares, the conversion price shall be decreased to 60% instead of 70% while that “chill” is in effect. Upon an event of default, principal and accrued interest will become immediately due and payable under the notes. Additionally, upon an event of default, notes will accrue interest at a default interest rate of 24% per annum or the highest rate of interest permitted by law. Further, certain events of default may trigger penalty and liquidated damage provisions. During the first six months this note is in effect, the Company may redeem by paying to GS Capital Partners, LLC an amount as follows: (i) if the redemption is within the first 90 days either note is in effect, then for an amount equal to 120% of the unpaid principal amount of either note along with any interest that has accrued during that period, and (ii) if the redemption is after the 91st day the either note is in effect, but less than the 180th day, then for an amount equal to 133% of the unpaid principal amount of either note along with any accrued interest.

On October 26, 2018, the Company paid $89,816 to fully retire the two convertible notes with GS Capital Partners, LLC having a face value of $76,000 and accrued interest of $3,713 at the time of conversion. The Company also paid prepayment penalties in the amount of $10,103 that will be recorded as interest expense in the Company’s condensed consolidated statement of operations.

Memorandum of Understanding

On October 3, 2018, the Company and Malibu Health Technologies (“MHT”) entered into a memorandum of understanding (“MOU”), whereby the Company will acquire from MHT certain technology from MHT that MHT is developing with respect to their Omega-3 Product (“Omega P3”). Omega P3 is a pure potent and better tolerated fish oil that is prepared and formulated through molecular distillation of fish sources near the waters surrounding Antarctica. The proprietary technology to refine for purity and concentrate for high levels of docosahexaenoic acid (“DHA”) and eicosapentaenoic acid (“EPA”) has been developed in Norway.

Terms of the MOU are still being negotiated by the parties, who are currently in due diligence, however are likely to include a combination of shares of the Company’s common stock as well as a potential cash payment to complete this transaction. The companies are also negotiating terms of a potential royalty agreement associated with this transaction.

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

During the quarter ended December 31, 2017, the Company launched a lip balm product (branded as HerMan®) during December 2017. The Company is hopeful that this product can provide the Company with sustainable revenue at margins that will justify the initial expense and effort. The Company believes that the initial high cost per unit of this lip balm product was largely attributable to formulation issues that have since been addressed and resolved, packing issues, fulfillment issues and shipping costs. The packing issues are still in process of being resolved. Upon successful resolution of these issues, the Company anticipates ramping up marketing and sales efforts. The Company believes that future inventory costs, if there is sufficient demand will be substantially lower than the first batch on a per unit basis. The Company is exercising caution and performing due diligence to ensure that any potential opportunities in this area are appropriately evaluated. Moving forward, the Company remains interested in consummating an acquisition or other strategic transaction to bolster its operations such as with Malibu Health Technologies regarding the development of the Omega-3 product as well as the implementation of the electric vehicle car charging units that are anticipated to be deployed in our third fiscal quarter of 2019, if possible; however, we cannot express with any certainty that an acquisition or other strategic transaction will be sourced or consummated, or by when. If an acquisition or other strategic transaction is sourced, and approved by the board of directors, the Company will, in addition to conducting appropriate due diligence on such target, evaluate its options in terms of its cost and payment approach to any such transaction, including the utilization of available cash, equity or a mixture of both to consummate such transaction.

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

All references set forth in this quarterly report to number of shares or per share data have been presented retroactively on a post reverse stock-split basis, including any common stock equivalents, have been retroactively adjusted in these condensed consolidated financial statements for all periods presented to reflect the 1-for-75 Reverse Stock Split.

On July 30, 2018, the Company’s stock began trading on the OTC:QB.

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

The Company had no sales of the HerMan® product during the three months ended June 30, 2018 and 2017. The Company has removed the product from the website and is working with the manufacturer to resolve product quality issues. As a result of the quality control issues regarding the packaging, the Company has written off the remaining inventory of $16,897 as of March 31, 2018 as they complete the re-design of the packaging of this product as they have determined that the units are not usable. The Company is still in the process of trying to resolve the packaging issue and cannot determine the impact that it will have on future revenue. The Company is still in the process of trying to resolve the packaging issue but cannot determine the impact that it will have on future revenue.

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

Tauriga Biz Dev Corp.

On January 4, 2018, the Company announced that its Board of Directors unanimously approved the formation a wholly-owned subsidiary focused on acquiring interest(s) in patents and other intellectual property. This subsidiary, incorporated in Delaware, was named Tauriga IP Acquisition Corp. On March 25, 2018, the Company changed the name to Tauriga Biz Dev Corp.

On March 29, 2018 the Company, through Tauriga Biz Dev Corp., entered into an independent sales representative agreement with Blink Charging Company (NASDAQ: BLNK) (“BLINK”). Under this agreement the Company will be a non-exclusive independent sales representative. The Company will act on behalf of BLINK to solicit orders from potential customers for EV (“Electric Vehicle”) Stations placement. Tauriga Biz Dev Corp. will be compensated upon contracting and as long as the Company’s acquired prospect remains under contract. This arrangement has the potential to earn both short term as well as long term recurring revenue by helping BLINK expand its national electric vehicle charging infrastructure and network. This sales agreement is a three-tier model based on whether Tauriga Biz Dev Corp. contracts the new customer to purchase equipment outright from BLINK or enter into one of two revenue-sharing agreements. In the case Tauriga Biz Dev Corp. effectuates a sale of BLINK equipment it will receive a one-time sales commission based on the sales price of the equipment sale. In the case where Tauriga Biz Dev Corp. secures a revenue sharing agreement with a customer where BLINK remains the owner, Tauriga Biz Dev Corp. will be paid an on-going commission based off of gross charger revenue, subject to which party paid for the installation. Commission payments under the revenue sharing agreement are subject to minimum revenue generation hurdles.

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

As of September 30, 2018, the Tauriga Biz Dev Corp. has not installed any of its own machines in any locations. No revenue has been generated through the BLINK contract.

RESULTS OF OPERATIONS

Three and six months ended September 30, 2018 compared to the three and six months ended September 30, 2017

Revenue.

During December 2017, the Company was developing its lip balm business product line and had recognized revenue on the sales of its HERMAN lip balm product, which was created through a joint venture with Ice + Jam (company); however, due to certain mechanical issues with the product tube (not formulation), the Company had not developed a material or consistent pattern of revenue generation subsequent to 2017. Therefore, due to the product issues related to the HerMan® inventory for the six months ended September 30, 2018 the Company did not generate any revenue. The Company had no revenue for the six months ended September 30, 2017 because this was prior to the launch of the HerMan® product.

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

The Company currently has no backlog of orders. The Company has no established track record of sales to definitively site seasonality, but the Company expects higher sales in the winter months. The Company has not recognized any allowance for return of product. The Company expects actual product returns to be minimal and will recognize returns when they occur. If product returns become more than very occasional the Company will establish a reasonable allowance and record as a contra-sales item to derive nets sales relative to when product is sold. At September 30, 2018, the Company had no refund liability.

On March 29, 2018 the Company, through Tauriga Biz Dev Corp., entered into an independent sales representative agreement with BLINK. Under this agreement the Company will be a non-exclusive independent sales representative. The Company will act on behalf of BLINK to solicit orders from potential customers for EV Stations placement. Tauriga Biz Dev Corp. will be compensated upon contracting and as long as the Company’s acquired prospect remains under contract. This arrangement has the potential to earn both short term as well as long term recurring revenue by helping BLINK expand its national electric vehicle charging infrastructure and network. This sales agreement is a three-tier model based on whether Tauriga Biz Dev Corp. contracts the new customer to purchase equipment outright from BLINK or enter into one of two revenue-sharing agreements. In the case Tauriga Biz Dev Corp. effectuates a sale of BLINK equipment it will receive a one-time sales commission based on the sales price of the equipment sale. In the case where Tauriga Biz Dev Corp. secures a revenue sharing agreement with a customer where BLINK remains the owner, Tauriga Biz Dev Corp. will be paid an on-going commission based off of gross charger revenue, subject to which party paid for the installation. Commission payments under the revenue sharing agreement are subject to minimum revenue generation hurdles.

Commissions earned under this contract with Tauriga Biz Dev Corp. will be recorded as revenue when earned. Based on a binding agreement in place between BLINK and the referral provided by the Company, revenue will be recorded based on equipment value purchased or placed in service as well as the length of the contract. The Company is currently working towards its goal of generating potential revenue deriving from this Reseller Agreement with BLINK.

On June 29, 2018, the Company purchased four BLINK Level 2 - 40” pedestal chargers for permanent placement in a retail location or locations whereby the Company will pay a variable annual fee based on 7% of total revenue per charging unit. The rest of the proceeds will be split 80/20 between the Company and the host location owner or its assignee. The host location owner to will pay for the cost of providing power to these unit as well as installation costs. The Company has secured the location for installation of these units and is in the process of installing them.

The Company recognized no operating revenue during the six months ended September 30, 2018 and 2017.

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

The Company had no cost of goods sold for the three and six months ended September 30, 2018 and 2017, which resulted no gross profit for those periods.

Research and Development Expenses

For the three and six months ended September 30, 2018, the Company had no research and development expense compared to $2,000 and $4,000 for the same period in the prior year. The costs from the three and six months ended September 30, 2017 were related to graphics design for HerMan®.

General and Administrative Expenses

For the three months ended September 30, 2018, general and administrative expenses were $296,273 compared to $627,270 for the same period in the prior fiscal year. This decrease of $333,997 was driven by the recognition of lower stock-based compensation expense issued for services in the amount of $259,885 offset by higher compensation expense during the three months ended September 30, 2018.

For the six months ended September 30, 2018, general and administrative expenses were $518,311 compared to $1,101,159 for the same period in the prior fiscal year. This decrease of $582,848 was driven by the recognition of lower stock-based compensation expense issued for services in the amount of $523,483 offset by higher compensation expense, accounting fees, travel expense and rent during the six months ended September 30, 2017.

Other Income (Expense)

For the three months ended September 30, 2018, other income was $30,980 compared to other expense of $24,976 for the same period in the prior fiscal year. The increase in net other income was due to an unrealized gain on the sale of trading securities in the amount of $143,215 offset by a realized loss on trading securities in the amount of $109,395 and interest expense that was lower by $25,756 expense for the three months ended September 30, 2017 due to decreased debt carrying cost and commitment fees to secure the debt.

For the six months ended September 30, 2018, other income was $420,065 compared to other expense of $127,442 for the same period in the prior fiscal year. The increase in net other income was due to a realized gain on the sale of trading securities in the amount of $230,625, an unrealized gain on trading securities in the amount of $221,385 and interest expense that was lower by $104,726 expense for the six months ended September 30, 2017 due to decreased debt and commitment fees to secure the debt.

Net Loss

For the three months ended September 30, 2018, the Company generated a net loss of $265,552 compared to a net loss of $654,471 for the same period in the prior fiscal year. The difference in the three months ended September 30, 2018 was primarily due to lower stock-based compensation, lower interest charges as well as unrealized and realized gains on the sale and holding of securities, commodities and digital currencies.

For the six months ended September 30, 2018, the Company generated a net loss of $98,764 compared to a loss of $1,232,961 for the same period in the prior fiscal year. The difference in the three months ended September 30, 2018 was primarily due to lower stock-based compensation, lower interest charges as well as unrealized and realized gains on the sale and holding of securities, commodities and digital currencies.

Liquidity and Capital Resources

During the year ended March 31, 2018, the Company had two substantial events occur dramatically affecting the Company’s liquidity. The Company launched its joint venture product as noted above, resulting in operations that the Company recognized its initial sales orders from and currently maintain inventory which was expected to translate in future product sales. In addition, the Company settled a lawsuit that it had brought, which was ongoing for more than one year. With the collection of proceeds from the lawsuit, the Company was able to settle long outstanding payables and reduce or eliminate outstanding convertible notes payable, as well as invest in trading securities to leverage its operating business. The result of this activity was that the Company has positive working capital of $492,043 as of September 30, 2018, operating expenses which are less than half of what they were for the same period in the prior year and dramatically less interest expense as a result of the ability to pay off a significant amount of debt.

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

In order to have better access to capital and to manage a more manageable capital structure, the Company effectuated a 75 for 1 reverse split, which was effective July 9, 2018. The Company has also successfully applied for and completed an up-listing as OTCQB:TAUG effective July 30, 2018.

The Company had $179,142 in outstanding notes payable, net of discounts at September 30, 2018. These notes consist, in part, of a $15,000 note payable to an individual convertible at $1.875, which has been settled in October 2018. The Company further has a $90,000 note with a Company which remains past due, but which is contested (see NOTE 8, item (a) for further description of this contested payable). Additionally, the Company has two convertible notes, funded in March 2018 and May of 2018 with maturity dates from October of 2018 to May of 2019, both of which have been settled in October 2018. The settlements of these notes were completed in large part to a new convertible note agreement in the amount of $180,000 with terms that were considerably more attractive to the Company and has provided the Company resources to perform the required due diligence on its Memorandum of Understanding with Malibu Health Technologies.

The Company will continue to attempt to raise capital to support its operating expenses, acquire new license agreements or acquire ownership interests in technology, life science or other attractive companies to generate adequate revenues to fully support on-going and future operations.

At September 30, 2018, the Company had $12,884 in cash compared to $12,291 at March 31, 2018. The Company’s reported cash position of $12,884 as of September 30, 2018 is exclusive of all marketable securities held by the Company. Inclusive of cash and securities, the Company has $721,180 as of September 30, 2018. The Company’s $15,000 investment other in a private company, Küdzoo, is not reflected in the total of cash and securities.

Cash Flows

Net cash used in operating activities amounted to $319,911 and $499,292 for the six months ended September 30, 2018 and 2017, respectively.

During the six months ended September 30, 2018, we had $345,504 cash provided by investing activities compared to $1,633 used in the same period in the prior fiscal year, primarily as a result of the receipt of net proceeds from the sale of trading securities in the amount of $354,413 as well as the proceeds from the sale of digital currency in the amount of $16,177 offset by the purchase of equipment of $10,086 and a $15,000 investment in a private company. In the six months ended September 30, 2017, the Company purchased equipment in the amount of $1,633.

During the six months ended September 30, 2018, we had used $25,000 in cash for financing activities through the net repayments of convertible notes compared to $500,907 provided in the same period in the prior fiscal year. In the six months ended September 30, 2017, the Company received proceeds from the sale of common stock in the amount of $165,000 and $376,100 from the issuance of convertible notes offset by $41,000 of repayments of notes payable.

We do not believe that our cash on hand at September 30, 2018 will be sufficient to fund our current working capital requirements as we try to develop a new business line. We will continue to seek additional equity financing. However, there is no assurance that we will be successful in our equity private placements or if we are that the terms will be beneficial to our shareholders.

Going Concern Qualifications

In the year ended March 31, 2018, the Company had two substantial events occur. The Company launched its joint venture product as noted above. This resulted in operations that the Company recognized its initial sales orders from. Operations from this joint venture are currently on hold while the Company works out quality control issues regarding the packaging of the individual units. As a result, the entire inventory balance has been written off. Additionally, the Company settled the case entitled Tauriga Sciences, Inc. v. Cowan, Gunteski & Co., P.A., et al. that was ongoing for over one year. Due to the settlement of the lawsuit, the Company was able to record $2,050,000 in other income in the year ended March 31, 2018. With the collection of proceeds from the lawsuit, the Company was able to settle long outstanding payables and pay convertible notes payable, as well as invest in trading securities to leverage its operating business. As a result of these two events Company has been able to rely much less on third-party borrowing while continuing to develop their business. The Company invested a portion of its available cash in trading and non-trading securities. As a result of some of these investments, the Company was able to recognize other income (expense) of $420,065, that partially offset their operating losses, resulting in a net loss in the amount of $98,764 for the six months ended September 30, 2018 compared to a net loss of $1,232,961 for the same period in the prior year. Also, as a result of this activity the Company had a working capital surplus of $492,043 at September 30, 2018 compared to $367,760 at March 31, 2018. The Company believes that there is uncertainty with respect to continuing as a going concern until the operating business can achieve more than nominal sales and profitable operations and sustain cash flow to operate the Company for a period of twelve months. Management’s plans with respect to this include raising capital through equity markets to fund future operations and cultivating new license agreements or acquiring ownership in technology or other operating companies or formulating relationships such as the one with BLINK and perhaps Malibu Health Technologies. In addition, the Company, uplisted to the OTC:QB effective July 30, 2018 to have easier access to capital through larger investors. The Company intends to continue funding its operations either through cash-on-hand or through financing alternatives. In the event the Company does need to raise additional capital to fund operations or engage in a transaction, failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations. Even if the Company does raise sufficient capital to support its operating expenses, acquire new license agreements or ownership interests in life science companies and generate adequate revenues, or the agreements entered into recently are unsuccessful, there can be no assurances that the revenues will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern as determined by management. However, the accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-Balance Sheet Arrangements

None

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

Changes in Internal Control over Financial Reporting

As of September 30, 2018, the Company has an Audit Committee. Director, Thomas Graham is the Audit Committee Chair.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of October 31, 2018, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

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

As a result of our December 13, 2017 purchase of shares of Vistagen Therapeutics Inc. (NASDAQ: VTGN), and all of the subsequent investments the Company has made in the past nine months, the investment securities presently held by us exceeds 40% of our total assets, exclusive of cash items and, accordingly, we are currently an inadvertent investment company. As of September 30, 2018 the Company holds common stock in four companies and warrants exercisable for common stock in two companies. An inadvertent investment company can avoid being classified as an investment company if it can rely on one of the exclusions under the 1940 Act. One such exclusion, Rule 3a-2 under the 1940 Act, allows an inadvertent investment company a grace period of one year from the earlier of (a) the date on which an issuer owns securities and/or cash having a value exceeding 50% of the issuer’s total assets on either a consolidated or unconsolidated basis and (b) the date on which an issuer owns or proposes to acquire investment securities having a value exceeding 40% of the value of such issuer’s total assets (exclusive of government securities and cash items) on an unconsolidated basis. For us, this grace period began on November 29, 2017 when we were paid aggregate consideration of $2,050,000 in settlement of our litigation with Cowan, Gunteski & Co., P.A., et al., and thus cash exceeded greater than 50% of our total assets. We are taking actions to cause the investment securities held by us to be less than 40% of our total assets, which may include acquiring assets with our cash on hand, consummating a significant merger/acquisition transaction, or liquidating our investment securities. We also may seek a no-action letter from the SEC if we are unable to acquire sufficient non-securities assets or liquidate sufficient investment securities in a timely manner.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

No shares were issued during the three months ended September 30, 2018.

On October 22, 2018, the Company settled a note with an individual for $25,500 cash and 1,000,000 common shares. As of this report date the shares have not been issued.

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

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable

ITEM 5. OTHER INFORMATION.

On October 22, 2018, the Company settled a note with an individual for $25,500 cash and 1,000,000 common shares. The note was issued on February 22, 2013, in the amount of $15,000, bearing an interest rate of 8%. As of September 30, 2018, this note accrued interest of $7,026 (and $7,098 as of October 22, 2018). The Company for its third fiscal quarter will be recording a loss on the conversion of this note in the approximate amount of $30,000.

On October 25, 2018, the Company entered into a one-year $180,000 convertible note bearing 8% interest with GS Capital Partners, LLC. The note has an original issue discount of $11,750. A portion of the proceeds will be used to retire the two remaining convertible notes on the books of the Company as of September 30, 2018 with GS Capital Partners, LLC. The face value of this note plus accrued interest under the note are convertible into shares of the Company’s common stock at a price for each share of common stock equal to 70% of the lowest daily VWAP of the common stock as reported on the National Quotations Bureau OTC Markets market on which the Company’s shares are traded or any exchange upon which the common stock may be traded in the future, for the 15 prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. In the event the Company experiences a DTC “chill” on its shares, the conversion price shall be decreased to 60% instead of 70% while that “chill” is in effect. Upon an event of default, principal and accrued interest will become immediately due and payable under the notes. Additionally, upon an event of default, notes will accrue interest at a default interest rate of 24% per annum or the highest rate of interest permitted by law. Further, certain events of default may trigger penalty and liquidated damage provisions. During the first six months this note is in effect, the Company may redeem by paying to GS Capital Partners, LLC an amount as follows: (i) if the redemption is within the first 90 days either note is in effect, then for an amount equal to 120% of the unpaid principal amount of either note along with any interest that has accrued during that period, and (ii) if the redemption is after the 91st day the either note is in effect, but less than the 180th day, then for an amount equal to 133% of the unpaid principal amount of either note along with any accrued interest.

On October 26, 2018, the Company paid $89,816 to fully retire the two convertible notes with GS Capital Partners, LLC having a face value of $76,000 and accrued interest of $3,713 at the time of conversion. The Company also paid prepayment penalties in the amount of $10,103 that will be recorded as interest expense in the Company’s condensed consolidated statement of operations.

ITEM 6. EXHIBITS.

Exhibit 10.1	Convertible note dated October 25, 2018 for $180,000 with GS Capital

Exhibit 10.2	Securities Purchase Agreement with GS Capital dated October 25, 2018 concerning the $180,000 convertible note

Exhibit 10.3	Settlement agreement dated, October 23, 2018, with individual note holder for $15,000 convertible note

Exhibit 31.1	Certification of Chief Executive Officer of Tauriga Sciences, Inc. Required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Principal Accounting Officer of Tauriga Sciences, Inc. Required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Principal Executive Officer of Tauriga Sciences, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63

Exhibit 32.2	Certification of Principal Accounting Officer of Tauriga Sciences, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63

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

TAURIGA SCIENCES, INC. (Registrant)

Date: October 31, 2018	By:	/s/ Seth M. Shaw
Seth M. Shaw
Chief Executive Officer

	By:	/s/ Kevin P. Lacey
Kevin P. Lacey
Chief Financial Officer

