Form 10-Q
period 2018-12-31
TAURIGA SCIENCES, INC.
filed 2019-01-29
CIK 1142790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

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

As of January 28, 2019, the registrant had 57,630,230 shares of its Common Stock, $0.00001 par value, outstanding.

2

PART I. FINANCIAL STATEMENTS

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TAURIGA SCIENCES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN US$)

	December 31, 2018	March 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash	$10,305	$12,291
Accounts receivable	581	581
Investment - trading securities	456,462	610,699
Investment - digital currency	-	22,056
Investment - other	50,000	-
Prepaid expenses and other current assets	43,120	40,720
Total current assets	560,468	686,347

Property and equipment, net	13,242	2,491

Total assets	$573,710	$688,838

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable to individuals and companies, net of discounts	$311,476	$254,847
Accounts payable	72,551	29,865
Accrued interest	26,244	33,875
Accrued expenses	1,050	-
Total current liabilities	411,321	318,587

Other liabilities:
Contingent liability	75,000	75,000
Total liabilities	486,321	393,587

Stockholders’ equity:
Common stock, par value $0.00001; 100,000,000 shares authorized, 57,130,230 and 52,264,476 issued and outstanding at December 31, 2018 and March 31, 2018, respectively	572	523
Additional paid-in capital	54,957,259	54,680,382
Accumulated deficit	(54,868,246)	(54,391,500)
Accumulated other comprehensive income	-	8,042
Total stockholders’ equity - Tauriga Sciences, Inc.	89,585	297,447

Noncontrolling interest in subsidiary	(2,196)	(2,196)

Total stockholders’ equity	87,389	295,251

Total liabilities and stockholders’ equity	$573,710	$688,838

The accompanying notes are an integral part of the condensed consolidated financial statements.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(IN US$)

	For the Three Months ended		For the Nine Months ended
	December 31,		December 31,
	2018	2017	2018	2017

Revenues	$-	$1,018	$-	$1,018
Cost of goods sold	-	649	-	649

Gross profit	-	369	-	369

Operating expenses
Marketing and advertising	-	257	-	257
Research and development	1,150	4,543	1,150	8,543
General and administrative	200,722	519,691	719,035	1,620,850
Depreciation and amortization expense	214	177	732	537
Total operating expenses	202,086	524,668	720,917	1,630,187

Loss from operations	(202,086)	(524,299)	(720,917)	(1,629,818)

Other income (expense)
Interest expense	(18,396)	(116,540)	(44,462)	(247,332)
Loss on extinguishment of debt	-	-	-	(271,280)
Gain on derivative liability	-	-	-	271,280
Unrealized gain (loss) on trading securities	(49,596)	-	171,789	-
Loss on conversion of debt	(27,975)	-	(27,975)	-
Gain on the settlement of debt	-	532,524	-	532,524
Loss on asset disposal	(907)	(783)	(907)	(783)
Unrealized gain (loss) on digital currency	-	-	(3,142)	-
Gain (loss) on sale of trading securities	(79,020)	(371,087)	151,605	(371,087)
Loss on sale of commodities	-	-	(2,737)	-
Gain on legal settlement	-	2,050,000	-	2,053,350
Total other income (expense)	(175,894)	2,094,114	244,171	1,966,672

Net income (loss)	(377,980)	1,569,815	(476,746)	336,854

Net income (loss) attributable to non-controlling interest	-	-	-	-
Net income (loss) attributable to controlling interest	(377,980)	1,569,815	(476,746)	336,854

Deemed dividend	-	-	-	(271,280)

Net income (loss) attributable to common shareholders	$(377,980)	$1,569,815	$(476,746)	$65,574

Earnings (loss) per share - basic	$(0.007)	$0.048	$(0.009)	$0.002
Weighted average number of shares outstanding - basic	56,149,252	32,726,024	54,734,621	33,078,636

Earnings (loss) per share - fully diluted	$(0.007)	$0.048	$(0.009)	$0.001
Weighted average number of shares outstanding - fully diluted	56,149,252	52,363,608	54,734,621	44,746,775

The accompanying notes are an integral part of the condensed consolidated financial statements.

TAURIGA SCIENCES, INC. AND SUBSDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(IN US$)

	For the Nine Months ended
	December 31,
	2018	2017
Cash flows from operating activities
Net income (loss) attributable to controlling interest	$(476,746)	$336,854
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Amortization of original issue discount	5,904	23,349
Loss on sale of commodities	2,737	-
Unrealized loss on digital currency	3,142	-
Depreciation and amortization	732	537
Non-cash interest	-	95,515
Gain on settlement	-	(757,441)
Amortization of debt discount	-	6,313
Common stock issued and issuable for services (including stock-based compensation)	187,045	621,510
Legal fees deducted from proceeds of notes payable	2,500	26,900
Change in derivative liability	-	(271,280)
Loss on extinguishment of debt	27,975	271,280
Loss on disposal of fixed assets	907	783
Loss (gain) on sale of trading securities	(151,605)	371,087
Unrealized gain on trading securities	(171,789)	-
(Increase) decrease in assets
Prepaid expenses	(2,400)	(2,330)
Inventory	-	(16,897)
Due from Ice + Jam	-	(468)
Increase (decrease) in liabilities
Accounts payable	42,686	(49,776)
Accrued interest	(5,292)	4,254
Accrued expenses	1,050	-
Cash provided by (used in) operating activities	(533,154)	660,190

Cash flows from investing activities
Proceeds (purchase) of trading securities, net	477,631	(480,000)
Proceeds (purchase) of digital currency, net	16,177	-
Investment - other	(50,000)	-
Purchase of property and equipment	(12,390)	(3,109)
Cash provided by (used in) investing activities	431,418	(483,109)

Cash flows from financing activities
Repayment of principal on notes payable	(141,000)	(261,000)
Proceeds from the sale of common stock (including to be issued)	-	299,600
Proceeds from convertible notes	240,750	499,100
Cash provided by financing activities	99,750	537,700
Net increase (decrease) in cash	(1,986)	714,781

Cash, beginning of period	12,291	18
Cash, end of period	$10,305	$714,799

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Interest Paid	$43,819	$109,873
Taxes Paid	$-	$-

NON CASH ITEMS
Conversion of notes payable and accrued interest for common stock	$81,839	$639,596
Shares issued for accrued expense	$-	$74,050
Deemed dividend	$-	$271,280
Recognition of debt discount	$-	$15,656
Related party forgiveness of debt classified to additional paid in capital	$-	$108,760
Reclassification of other comprehensive income to additional paid in capital	$8,042	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2018 AND 2017

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

During the quarter ended December 31, 2017, the Company launched a lip balm product (branded as HerMan®) during December 2017. The Company was hopeful that this product could provide the Company with sustainable revenue at margins that would justify the initial expense and effort. The Company believed that the initial high cost per unit of this lip balm product was largely attributable to formulation issues, packing issues, fulfillment issues and shipping costs. The packing issues are still in process of being addressed. The Company believes that future inventory costs, if there is sufficient demand will be substantially lower than the first batch on a per unit basis. The Company continues to evaluate this line of business and will decide by the end of the fiscal year if it will invest more money into this venture. The Company is exercising caution and performing due diligence to ensure that any potential opportunities in this area are appropriately evaluated.

As the Company works to rectify the issues with respect to the HERMAN® lip balm, it has commenced discussions with various groups regarding other potential opportunities. During the quarter ended December 31, 2018, the Company entered into the cannabidiol (or “CBD”) infused chewing gum product business, and has entered into a comprehensive manufacturing agreement with Per Os Biosciences LLC (“Per Os Bio”) to bring to market a white label CBD Oil infused chewing gum product line to be sold and marketed under the name Tauri-GumTM, (“Tauri-Gum™”) for which the Company has filed a trademark application with the United States Patent and Trademark Office. The company is currently in discussions with a number of potential distributors. For a further description of the manufacturing agreement and other information relating to Tauri-GumTM, see subheading below relating to this product line.

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

As a result of the Reverse Stock Split, each seventy-five (75) shares of the Company’s issued and outstanding common stock had been automatically combined and converted into one (1) issued and outstanding share of common stock. The Reverse Stock Split affected all issued and outstanding shares of common stock, as well as common stock underlying stock options, warrants and other convertible securities outstanding immediately prior to the effectiveness of the Reverse Stock Split. The Reverse Stock Split has reduced the number of outstanding shares of the common stock outstanding prior to the Reverse Stock Split from 4,078,179,672 shares to 54,380,230 shares immediately following the Reverse Stock Split. No fractional shares were issued as a result of the Reverse Stock Split, and any such stockholders whose number of post-split shares would have resulted in a fractional number had his/her/its shares rounded up to the next number of shares.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2018 AND 2017

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

On July 30, 2018, the Company’s stock began trading on the OTC:QB. See also the Subsequent Events section of this quarterly report for a description of a Convertible Debenture entered into by the Company in January 2019 and any prospective proposed changes to the Company’s articles of incorporation, as well as the Risk Factors relating to same.

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

During the quarter ended December 31, 2017, the Company launched this lip balm product. On November 27, 2017, the Company announced a 2-year extension to the existing non-exclusive License Agreement, extending the life of the License Agreement through December 23, 2019, at which time, if mutually agreed upon. the companies reserve the option to extend for an additional 2 years (if exercised at that time, this License Agreement would be extended through December 23, 2021). The two companies reserve the right to request amendment of the License Agreement at any point during the effective term of the agreement. In February of 2018, the Company’s strategy with respect to the HerMan® product was negatively impacted by a series of product defects relating to the twisting mechanism of the lip balm tube. The Company immediately made the decision to work with the manufacturer to attempt to permanently address and fix this defect issue (which the Company believes has affected approximately 30% of the initial product batch). This issue significantly increases the risk associated with this business opportunity and there can be no guarantee that this will be satisfactorily solved.

The Company had no sales of the HerMan® product during the nine-months ended December 31, 2018 and 2017. The Company has removed the product from the website and has been working with the manufacturer to resolve product mechanism issue. As a result, the Company had written off the remaining inventory of $16,897 as of the previous quarter ended March 31, 2018 as it determined that the units are not usable. The Company is still in the process of trying to resolve the packaging issue and cannot determine the impact that it will have on future revenue, or if any revenue will be generated from this product line in the future. The Company continues to evaluate this line of business and will decide by the end of the fiscal year if it will invest more money into this venture.

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

FOR THE NINE MONTHS ENDED DECEMBER 31, 2018 AND 2017

(UNAUDITED)

(US$)

NOTE 1 – BASIS OF OPERATIONS (CONTINUED)

Nature of Business (Continued)

Honeywood (Continued)

On September 24, 2014 (the “Unwinding Date”), the Company, Honeywood and each of Honeywood’s principals entered into a termination agreement to unwind the effects of the merger. In accordance with the termination agreement, Honeywood agreed to repay to the Company substantially all of the advances made by the Company to Honeywood prior to and after the merger by delivering to the Company, on the Unwinding Date, a secured promissory note in the principal amount of $170,000. The note bore interest at 6% per annum and was repayable in six quarterly installments on the last day of each calendar quarter starting on March 31, 2015 and ending on June 30, 2016. The note was secured by a blanket security interest in Honeywood’s assets pursuant to a security agreement entered into on the Unwinding Date between Honeywood and the Company. Honeywood never made any payments under the Note prior to the Honeywood Conversion Agreement (as defined below). As a result, the Company had fully reserved this amount and it was not reflected as a receivable on its financial statements.

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

Pilus Energy

On November 25, 2013, the Company executed a definitive merger agreement to acquire Pilus Energy, LLC (“Pilus”), an Ohio limited liability company and a developer of alternative cleantech energy platforms using proprietary microbial solutions that create electricity while consuming polluting molecules from wastewater. On January 28, 2014, the Company completed its acquisition of Pilus. As a condition of the acquisition, the shareholders of Pilus received a warrant to purchase 1,333,334 shares of common stock of the Company, which represented a fair market value of approximately $2,000,000, and, based upon whether the Warrants issued to Pilus represented at least 5% the then outstanding and fully diluted capitalization of the Company. In addition, the Company paid Open Therapeutics, LLC (f/k/a Bacterial Robotics, LLC and Microbial Robots, LLC) (“Open Therapeutics”), formerly the parent company of Pilus, $50,000 on signing the merger agreement and $50,000 at the time of closing. Pilus’ principal asset on its balance sheet at the time of the acquisition was its US patent relating to its clean water technology. The Company determined that the value of the acquisition on January 28, 2014 would be equal to the value of cash paid to Pilus plus the value of the 1,333,334 warrants the Company issued to acquire Pilus. Through March 31, 2014, the Company amortized the patent over its estimated useful life, then on March 31, 2014, the Company conducted its annual impairment test and determined that the entire unamortized balance should be impaired as the necessary funding to further develop the patent was not available at that time.

On December 22, 2016, the Company entered in a membership interest transfer agreement with Open Therapeutics whereby the Company sold 80% of its membership interest in Pilus back to Open Therapeutics. Open Therapeutics agreed to terminate and cancel 80% of the unexercised portion of the warrant to purchase 385,569 shares (or 308,455 warrants) of the Company’s common stock. Open Therapeutics agreed to pay to the Company 20% of the net profit generated Pilus Energy from its previous year’s earnings, if any. The first $75,000 of such payments was to be retained by Pilus Energy as additional consideration for the sale, which is reflected as a contingent liability on the Company’s condensed consolidated balance sheet. The Company further agreed it would vote its 20% membership interest in Pilus Energy in the same manner that Open Therapeutics votes its membership interest on all matters for which a member vote is required. Through December 31, 2018, there has been no activity recorded by Open Therapeutics with respect to Pilus Energy, and thus the $75,000 remains contingently owed to them. As of December 31, 2018, there has been no activity.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2018 AND 2017

(UNAUDITED)

(US$)

NOTE 1 – BASIS OF OPERATIONS (CONTINUED)

Nature of Business (Continued)

Pilus Energy (Continued)

On January 12, 2019, the Company and Open Therapeutics agreed to extinguish the above described $75,000 contingent liability in exchange for a one-time issuance of 500,000 restricted shares of Company’s common stock. The shares will be recorded at a value of $24,750 ($0.0495 per share).

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

As of December 31, 2018, the Tauriga Biz Dev Corp. has not installed any of its own machines in any locations. No revenue has been generated through the BLINK contract.

TAURI-GUMTM

In October 2018, the Company decided to explore the possibility of launching a CBD infused gum product line to the commercial marketplace. After several weeks of diligence, discussions with various parties and exploratory meetings, the Company opted to move forward with this business opportunity. During December 2018, the Company also began discussions with a Maryland based chewing gum manufacturer - Per Os Bio. Tauriga has since entered into a manufacturing agreement with Per Os Bio in late December 2018 to contract manufacture a line of CBD infused chewing gum under a brand for us under the brand name Tauri-Gum™. We have filed for trademark protection with the United States Patent and Trademark Office for our CBD infused chewing product line.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2018 AND 2017

(UNAUDITED)

(US$)

NOTE 1 – BASIS OF OPERATIONS (CONTINUED)

Nature of Business (Continued)

TAURI-GUMTM (Continued)

On December 28, 2018, the Company entered into a comprehensive manufacturing agreement with Per Os Bio to bring to market a white label CBD Oil infused chewing gum product line to be sold and marketed under the name Tauri-GumTM.

Under the terms of the agreement, Per Os Bio has committed to produce the Tauri-GumTM based on the following criteria:

A.	By composition, the CBD Gum will contain 10 mg of CBD Isolate
B.	The initial production run will be mint flavor exclusively
C.	This proprietary CBD Gum will be manufactured under U.S. Patent # 9,744,128 (“Method for manufacturing medicated chewing gum without cooling”)
D.	Each Production Batch, including the initial production run, is estimated to yield 70,000 gum tablets or 8,700 Units (each Unit contains 8 gum tablets).
E.	Integrated Quality Control Procedures: Each production batch will be tested by a 3rd Party for CBD label content, THC content (0%), and clear for microbiology.
F.	The packaging, for retail marketplace, will consist of 8 count (gum tablet count) blister card labeled (the “Pack(s)”) with Lot # as well as Expiration Date.
G.	Outer sleeve in the Company’s artwork and graphic design(s) and label copy
H.	Shipping System: Bulk packed 266 Packs per master case (“Palletized”)

Under terms of the Agreement, the Company has committed to provide the following to Per Os Bio:

A.	Each product order will consist of exactly 8,700 Packs (unless otherwise agreed upon by both parties).
B.	½ of initial production invoice due within 3 days of execution of Manufacturing Agreement (this has already been paid by the Company).
C.	Provide graphic design artwork, logo, and label design to Per Os Bio.
D.	Trademark has been successfully filed with U.S.P.T.O.
E.	To implement Kosher Certification Process
F.	Procure appropriate Product & Liability insurance policy
G.	Acquire legal opinion with respect to the confirmation of the legality to sell this CBD Gum – on the Federal Statute Level.

The Company has satisfied the initial unit production payment in full to Per Os Bio in connection with the initial production run of approximately 70,000 gum tablets (or approximately 8,700 salable units) pursuant to the terms of the manufacturing agreement. In addition, the Company has continued to make progress towards its commercial launch - anticipated to occur in the March of 2019. The Company has completed its gum formulation, with the following distinctive features: allergen free, gluten free, vegan, kosher (K-Star certification), and incorporates a proprietary manufacturing process. The Company has also been in discussion with prospective distributors and potential retail customers in its efforts to facilitate a successful commercial launch. See our “Risk Factors” contained in this Quarterly Report, including with respect, but not limited, to Federal laws and regulations that govern CBD and cannabis (most recently updated in the December 2018 legislation known as the “Farm Bill”).

In January 2019, the Company has begun research and development for its Tauri-Gum™ product flavor testing process, and has also completed the graphic design and retail artwork for this product’s individual packaging and a ten (10) pack retail display box, as well as securing GS1 barcodes and undergoing the construction of an E-commerce site (URL address: www.taurigum.com). Lastly, the Company has secured storage space near its New York City headquarters and is currently finalizing its order fulfillment infrastructure.

The Company has been meeting with a number of potential distributors to arrange agreements for the distribution of this product line.

The initial production run will cost the Company $52,200 and will yield approximately 70,000 gum tablets which translates into approximately 8,700 salable units, with an anticipated initial order delivery date on or about March 2019. The Company has paid the deposit for this production run in December 2018.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2018 AND 2017

(UNAUDITED)

(US$)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

In the year ended March 31, 2018, the Company had two substantial events occur. The Company launched its joint venture product as noted above. This resulted in operations that the Company recognized its initial sales orders from. Operations from this joint venture are currently on hold while the Company works out quality control issues regarding the packaging of the individual units. As a result, the entire inventory balance has been written off. Additionally, the Company settled the case entitled Tauriga Sciences, Inc. v. Cowan, Gunteski & Co., P.A., et al. that was ongoing for over one year. Due to the settlement of the lawsuit, the Company was able to record $2,050,000 in other income in the year ended March 31, 2018. With the collection of proceeds from the lawsuit, the Company was able to settle a number of its long outstanding payables and was able to pay certain of its convertible notes payable, as well as invest in trading and non-trading securities to leverage its operating business. As a result of these two events, the Company was able to rely much less on third-party borrowing during most of the fiscal year while continuing to develop its business. As a result of some of these investments, the Company was able to recognize other income of $151,605, that partially offset their operating losses, resulting in a net loss in the amount of $476,746 for the nine months ended December 31, 2018 compared to a net income of $336,854 for the same period in the prior year as a result of the lawsuit settlement. Also, as a result of this activity the Company had a working capital surplus of $149,147 at December 31, 2018 compared to $367,760 at March 31, 2018. The Company has, however, needed to take on more debt leading up to the launch of Tauri-GumTM. The Company believes that there is uncertainty with respect to continuing as a going concern until the operating business can achieve more than nominal sales and profitable operations and sustain cash flow to operate the Company for a period of twelve months. Management’s plans with respect to this include raising capital through equity markets and convertible debt offerings to fund future operations and cultivating new license agreements or acquiring ownership in technology or other operating companies or formulating relationships such as the one with BLINK or Tauri-GumTM. In addition, the Company, uplisted to the OTC:QB effective July 30, 2018 to have easier access to capital through larger investors. The Company intends to continue funding its operations either through cash-on-hand or through financing alternatives. In the event the Company does need to raise additional capital to fund operations or engage in a transaction, failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations. Even if the Company does raise sufficient capital to support its operating expenses, acquire new license agreements or ownership interests in life science companies and generate adequate revenues, or the agreements entered into recently are unsuccessful, there can be no assurances that the revenues will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern as determined by management. However, the accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Non-controlling Interests

On December 23, 2016, the Company entered into a non-exclusive, one-year license agreement (subsequently extended by an additional two-years) with Ice + Jam LLC. Under terms of the License Agreement, the Company will market Ice + Jam’s proprietary cupuaçu butter lip balm, sold under the trademark HerMan®. To effectuate this arrangement, the Company and Ice + Jam formed a new company. Through this new company the two parties will evenly share on a 50/50 basis any profits generated through the Company’s marketing, sales and distribution efforts. All revenue and expense from these efforts are fully consolidated in the Company’s condensed consolidated financial statements and then the minority interest is designated as noncontrolling interest to derive at net loss attributable to common shareholders. The non-controlling interest at December 31, 2018 and March 31, 2018 is $2,196 and $2,196, respectively. There was neither a net loss or gain attributable to noncontrolling interest for the nine months ended December 31, 2018 and 2017.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2018 AND 2017

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

The Company has not entered into any contracts as of December 31, 2018 for the sale of Tauri-GumTM, and as a result has not recognized any sales for this product.

The Company recognized no operating revenue for the nine months ended December 31, 2018 compared to $1,018 of operating revenue during the nine months ended December 31, 2017.

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

FOR THE NINE MONTHS ENDED DECEMBER 31, 2018 AND 2017

(UNAUDITED)

(US$)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash Equivalents

For purposes of reporting cash flows, cash equivalents include investment instruments purchased with an original maturity of three months or less. At December 31, 2018, the Company’s cash on deposit with financial institutions did not exceed the total FDIC insurance limit of $250,000. To reduce its risk associated with the failure of such financial institution, the Company holds its cash deposits in more than one financial institution and evaluates at least annually the rating of the financial institution in which it holds its deposits. The Company had no cash equivalents as of December 31, 2018.

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

Inventory

Inventory consists of finished goods in salable condition and is stated at the lower of cost or market determined by the first-in, first-out method. The inventory consists of packaged, labeled salable inventory. Shipping of product to finished good inventory fulfillment center is also included in the total inventory cost. Shipping of product upon sale for online sales is paid by the customer upon ordering. For wholesale product orders shipping cost is paid by the Company. As of March 31, 2018, as a result of the quality control issues regarding the packaging, the Company had written off the remaining inventory of $16,897 as the manufacturer completed the re-design of the packaging of this product as the Company has determined that the units then on hand were not usable. No other inventory has been purchased for the period ended December 31, 2018. The initial deposit to Per Os Bio for the manufacturing costs of the Tauri-GumTM has been classified as a deposit (other current asset) on the Company’s condensed consolidated balance sheet as the goods are not yet available for sale.

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

FOR THE NINE MONTHS ENDED DECEMBER 31, 2018 AND 2017

(UNAUDITED)

(US$)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Net Income (Loss) Per Common Share

The Company computes per share amounts in accordance with FASB ASC Topic 260 “Earnings per Share” (“EPS”), which requires presentation of basic and diluted EPS. Basic EPS is computed by dividing the income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock and common stock equivalents outstanding during the periods; however, potential common shares are excluded for period in which the Company incurs losses, as their effect is anti-dilutive. For the three and nine months ended December 31, 2018, basic and fully diluted earnings per share were the same as the Company had losses in these periods.

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the current period presentation. The reclassifications had no effect on the net income (loss) or cash flows of the Company.

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

FOR THE NINE MONTHS ENDED DECEMBER 31, 2018 AND 2017

(UNAUDITED)

(US$)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Research and Development

The Company expenses research and development costs as incurred. Research and development costs were $1,150 for the three and nine months ended December 31, 2018 compared to $4,543 and $8,543 for the same period in the prior periods in the prior year, respectively. The Company is continually evaluating products and technologies in the natural wellness space, including its Tauri-GumTM product, cupuaçu butter lip balm, as well as any intellectual property or other related technologies. As the Company investigates and develops relationships in these areas, resultant expenses for trademark filings, license agreements, product development and design materials will be expensed as research and development. Some costs will be accumulated for subsidiaries prior to formation of any new entities.

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

Financial instruments classified as Level 1 – quoted prices in active markets include cash.

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

FOR THE NINE MONTHS ENDED DECEMBER 31, 2018 AND 2017

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

FOR THE NINE MONTHS ENDED DECEMBER 31, 2018 AND 2017

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

The Company has identified that instruments previously carried as derivative liabilities were deemed to be such on the basis of embedded features containing down round provisions, resulting in the strike price being reduced on the basis of the pricing of future equity offerings. In accordance with the adoption of ASU 2017-11, the Company recorded a gain on derivative liability in the amount of $271,280 for the nine months ended December 31, 2017. This adoption of this accounting pronouncement had no effect on the nine months ended December 31, 2018 as there were no instruments that would have caused this presentation. The Company also recorded a corresponding loss on extinguishment of debt in the amount of $271,280 for the nine months ended December 31, 2017, with no effect on the nine months ended December 31, 2018. Along with this transaction, the Company recorded a deemed dividend to shareholders in the amount of $271,280 for the nine months ended December 31, 2017 and no deemed dividend for the three and nine months ended December 31, 2018.

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

FOR THE NINE MONTHS ENDED DECEMBER 31, 2018 AND 2017

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

As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by ASC 740 and concluded that the tax position of the Company does not meet the more-likely-than-not threshold as of December 31, 2018.

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

FOR THE NINE MONTHS ENDED DECEMBER 31, 2018 AND 2017

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

The Company has removed the product from the website and is working with the manufacturer to resolve these issues. The Company, as a result of this, has no Inventory as of December 31, 2018 and March 31, 2018.

The initial deposit to Per Os Bio for the manufacturing costs of the Tauri-GumTM has been classified as a deposit (other current asset) on the Company’s condensed consolidated balance sheet as the goods are not yet available for sale.

NOTE 4– PROPERTY AND EQUIPMENT

The Company’s property and equipment is as follows:

	December 31, 2018	March 31, 2018	Estimated Life
	(unaudited)
Computers, office furniture and other equipment	$69,808	$59,051	3-5 years

Less: accumulated depreciation	(56,566)	(56,560)

Net	$13,242	2,491

On June 29, 2018, the Company purchased four BLINK Level 2 – 40” pedestal chargers for permanent placement in one or more retail locations whereby the Company will share revenue from these electric car vehicle charging units with such location owner. No depreciation expense has been recorded for the charging units as of December 31, 2018 due to the fact that they have not been placed in service. Depreciation expense for the nine months ended December 31, 2018 and 2017 was $732 and $537, respectively.

During the nine months ended December 31, 2018 the Company disposed one unit of computer equipment valued at $1,632 recognizing a loss on disposal of $907.

NOTE 5 – COMMITMENTS

Ice + Jam

On December 23, 2016, the Company entered into a non-exclusive, one-year, license agreement (the “License Agreement”) with Cleveland, Ohio based cosmetics products firm Ice + Jam. Under terms of the License Agreement, the Company will market Ice + Jam’s proprietary cupuaçu butter lip balm sold under the trademark HerMan® and the two companies will share on a 50/50 basis any profits earned through the Company’s marketing, sales and distribution efforts. The Company continues to evaluate this line of business and will decide by the end of the fiscal year if it will invest more money into this venture.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2018 AND 2017

(UNAUDITED)

(US$)

NOTE 5 – COMMITMENTS (CONTINUED)

Ice + Jam (Continued)

On November 27, 2017, the Company announced a 2-year extension to the existing non-exclusive License Agreement, extending the life of the License Agreement through December 23, 2019. Based on mutual agreement, at that time, the companies reserve the option to extend for an additional two years (if exercised at that time, this License Agreement would be extended through December 23, 2021).

Tauri-GumTM

The Company entered into a comprehensive manufacturing agreement with Per Os Bio, whereby they have committed to pay the balance of the initial tranche of merchandise of $25,600. This amount was paid on January 23, 2019.

Rent

On December 1, 2017, the Company relocated its corporate headquarters from Danbury, Connecticut to New York, New York. The Company has entered into a two-year lease at $1,010 per month for the term of the lease. The Company recorded rent expense of $10,029 for the nine months ended December 31, 2018 compared to $1,017 for the same period in prior year.

Lease obligation for Fiscal Year Ended March 31,
2019	3,030
2020	8,080

NOTE 6 – INTANGIBLE ASSETS

Patents:

Pilus Energy, LLC

The Company, through the acquisition of Pilus Energy on January 28, 2014, acquired a patent to develop cleantech energy using proprietary microbiological solution that creates electricity while consuming polluting molecules from wastewater.

On December 22, 2016, the Company entered in a membership interest transfer agreement with Open Therapeutics whereby the Company sold 80% of its membership interest in Pilus to Open Therapeutics. Open Therapeutics agreed to terminate and cancel 80% of the unexercised portion of Open Therapeutics agreed to pay to the Company 20% of the net profit generated Pilus Energy from its previous year’s earnings, if any. The first $75,000 of such payments were to be retained by Pilus Energy as additional consideration for the sale, which is reflected as a contingent liability on the Company’s condensed consolidated balance sheet. The Company further agreed it would vote its 20% membership interest in Pilus Energy in the same manner that Open Therapeutics votes its membership interest on all matters for which a member vote is required. Through December 31, 2018, there has been no activity recorded by Open Therapeutics with respect to Pilus Energy, and thus the $75,000 remains contingently owed to them. As of December 31, 2018, there has been no activity

The Company had fully impaired the value of the patents prior to the sale, and the warrants canceled as a result of this transaction was valueless as there is no intrinsic value to them. The Company recorded no gain or loss. Upon Open Therapeutics achieving profitability with respect to this technology, the Company will be the beneficiary of a profit split as noted in the agreement and will recognize revenue from that in the future.

On January 12, 2019, the Company and Open Therapeutics agreed to extinguish the $75,000 contingent liability in exchange for a one-time issuance of 500,000 restricted shares of Company’s common stock. The shares will be recorded at a value of $24,750 ($0.0495 per share).

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2018 AND 2017

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

FOR THE NINE MONTHS ENDED DECEMBER 31, 2018 AND 2017

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

The Company has identified that instruments previously carried as derivative liabilities were deemed to be such on the basis of embedded features containing down round provisions, resulting in the strike price being reduced on the basis of the pricing of future equity offerings. The Company was not affected by the adoption of ASU 2017-11 for the nine months ended December 31, 2018 as they had no instruments that would be impacted by this pronouncement, compared to a gain on derivative liability in the amount of $271,280 for the nine months ended December 31, 2017. The Company also recorded a corresponding loss on extinguishment of debt in the amount of $271,280 for the nine months ended December 31, 2017.

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

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2018 AND 2017

(UNAUDITED)

(US$)

NOTE 8 – NOTES PAYABLE AND CONVERTIBLE NOTES

Notes payable and convertible notes consisted of the following as of:

		December 31, 2018	March 31, 2018
		(unaudited)
Alternative Strategy Partners PTE Ltd.- Sep 2015	(a)	$90,000	$90,000
GS Capital Partners, LLC – Oct 2017	(b)	-	105,000
GS Capital Partners, LLC – March 2018	(c)	-	48,000
GS Capital Partners LLC – May 2018	(d)	-	-
GS Capital Partners, LLC – October 2018	(e)	180,000	-
Adar Alef, LLC – December 2018	(f)	55,000	-
Note to an Individual – February 2013	(g)	-	15,000
Total notes payable and convertible notes		325,000	258,000
Less - note discounts		(13,524)	(3,153)
Less - current portion of these notes		(311,476)	(254,847)
Total notes payable and convertible notes, net discounts		$-	$-

(a)	Three-month $180,000 non-convertible debenture dated September 23, 2015 bearing and interest rate of 11.50% per annum. The note matured in December 2015. The Company received cash of $90,000 ($75,000 wired directly to the Company and $15,000 wired directly from ASP to compensate a consultant). The balance of this note ($90,000) was to be wired directly to a Japanese based consumer product firm called Eishin, Inc., but the holder never provided any documentation evidencing that $90,000 was paid to Eishin. The Company is in dispute with the noteholder, and the Company has not recorded this liability as of December 31, 2018 or March 31, 2018. If the proper documentation is provided to the Company, the Company will record the liability at that time. The Company has not received any type of default notice with respect to this $180,000 non-convertible note. Additionally, the Company has not received any shares in Eishin Co., Ltd. up to this point. The Company did follow up with Eishin in March 2017, and it was noted that Eishin did not reflect the Company as having this ownership. As a result, the additional $90,000 has not been recognized as outstanding. As of December 31, 2018, this note had accrued interest of $23,468.

(b)

On October 17, 2017, the Company entered into a securities purchase agreement with GS Capital Partners, LLC, whereby the Company issued two 8% convertible redeemable notes each in the principal amount of $105,000. The first 8% note was funded with gross cash proceeds of $100,000, after the deduction of $5,000 in legal fees. The second 8% note, the back-end note, was initially paid for by an offsetting note recivable issued by GS Capital Partners, LLC, to the Company. The terms of the back-end note require cash funding prior to any conversion thereunder. The amounts of cash funded plus accrued interest under both the first note and the back-end note are convertible into shares of the Company’s common stock at a price per share equal to 70% of the lowest daily VWAP of the common stock as reported on the National Quotations Bureau OTC Markets market on which the Company’s shares are traded or any exchange upon which the common stock may be traded in the future, for the 15 prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. In the event the Company experiences a DTC “chill” on its shares, the conversion price shall be decreased to 60% instead of 70% while that “chill” is in effect. Upon an event of default, principal and accrued interest will become immediately due and payable under the notes. Additionally, upon an event of default, both notes will accrue interest at a default interest rate of 24% per annum or the highest rate of interest permitted by law. Further, certain events of default may trigger penalty and liquidated damage provisions. During the first 6 months that the first note and the back-end note are outstanding, the Company may redeem either by paying to GS Capital Partners, LLC an amount as follows: (i) if the redemption is within the first 90 days either note is in effect, then for an amount equal to 120% of the unpaid principal amount of either note along with any interest that has accrued during that period, and (ii) if the redemption is after the 91st day the either note is in effect, but less than the 180th day, then for an amount equal to 133% of the unpaid principal amount of either note along with any accrued interest. Neither note may be redeemed after 180 days. Additionally, and pursuant to the Purchase Agreement, the Company issued to GS Capital Partners, LLC 306,667 shares of the Company’s common stock valued at $20,700 ($0.0675 per share). On April 25, 2018, the noteholder, under their rights under the contract, canceled the back-end note. On May 1, 2018, the noteholder converted $55,000 of principal and accrued interest of $2,339 in exchange for 1,985,754 of the Company’s shares ($0.028888 per share). On July 18, 2018, the Company paid $69,503 to fully retire the remaining $50,000 principal balance of this note plus $3,503 of accrued interest and a prepayment penalty of $16,500.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2018 AND 2017

(UNAUDITED)

(US$)

NOTE 8 – NOTES PAYABLE AND CONVERTIBLE NOTES (CONTINUED)

(c)

On March 9, 2018, GS Capital Partners, LLC funded the back-end note under the August 31, 2017 Securities Purchase Agreement with GS Capital Partners, LLC whereby the Company issued two 8% convertible redeemable notes each in the principal amount of $48,000. This back-end note was initially paid for by an offsetting note receivable issued by GS Capital Partners, LLC to the Company. This note has a maturity date one year from the date of issuance of the original note under the securities purchase agreement, upon which any outstanding principal and interest is due and payable. Although the note principal plus interest was not repaid by the due date, the noteholder waived the default clause. The amounts of cash funded plus accrued interest under the note are convertible into shares of the Company’s common stock at a price for each share of common stock equal to 70% of the lowest daily VWAP of the common stock as reported on the National Quotations Bureau OTC Markets market on which the Company’s shares are traded or any exchange upon which the common stock may be traded in the future, for the 15 prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. In the event the Company experiences a DTC “chill” on its shares, the conversion price shall be decreased to 60% instead of 70% while that “chill” is in effect. Upon an event of default, principal and accrued interest will become immediately due and payable under the notes. Additionally, upon an event of default, notes will accrue interest at a default interest rate of 24% per annum or the highest rate of interest permitted by law. Further, certain events of default may trigger penalty and liquidated damage provisions. During the first six months this note is in effect, the Company may redeem by paying to GS Capital Partners, LLC an amount as follows: (i) if the redemption is within the first 90 days either note is in effect, then for an amount equal to 120% of the unpaid principal amount of either note along with any interest that has accrued during that period, and (ii) if the redemption is after the 91st day the either note is in effect, but less than the 180th day, then for an amount equal to 133% of the unpaid principal amount of either note along with any accrued interest. The note may be redeemed after 180 days. On October 26, 2018, the Company fully repaid this note in cash using proceeds from a new convertible note. Repayment included $2,430 of accrued interest and $1,115 of prepayment penalty.

(d)	On May 10, 2018, the Company entered into a securities purchase agreement with GS Capital Partners, LLC. GS Capital Partners, LLC whereby the Company issued two 8% convertible redeemable notes in the cumulative principal amount of $56,000. The first 8% note for $28,000 was funded with net proceeds of $25,000, after the deduction of $3,000 for OID. The second 8% note, the back-end note, is initially paid for by an offsetting note receivable issued by GS Capital Partners, LLC to the Company. The terms of the back-end note require cash funding prior to any conversion thereunder. The note receivable is due January 10, 2019, unless certain conditions are not met, in which case both the back-end note and the note receivable may both be cancelled. Both the first note and the back-end note have a maturity date one year from the date of issuance upon which any outstanding principal and interest is due and payable. The amounts of cash funded plus accrued interest under both the first note and the back-end note are convertible into shares of the Company’s common stock at a price for each share of common stock equal to 70% of the lowest daily VWAP of the common stock as reported on the National Quotations Bureau OTC Markets market on which the Company’s shares are traded or any exchange upon which the common stock may be traded in the future, for the 15 prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. In the event the Company experiences a DTC “chill” on its shares, the conversion price shall be decreased to 60% instead of 70% while that “chill” is in effect. The back-end note will not be cash funded and such note, along with the note receivable, will be immediately cancelled if the shares do not maintain a minimum trading price during the five days prior to such funding and a certain aggregate dollar trading volume during such period. Upon an event of default, principal and accrued interest will become immediately due and payable under the notes. Additionally, upon an event of default, both notes will accrue interest at a default interest rate of 24% per annum or the highest rate of interest permitted by law. Further, certain events of default may trigger penalty and liquidated damage provisions. This note contains a provision where if the Company shall have defaulted on or breached any term of any other note of similar debt instrument into which the Company has entered and failed to cure such default within the appropriate grace period they would be considered in default of this note. During the first six months first note is in effect, the Company may redeem either note by paying to GS Capital Partners, LLC an amount as follows: (i) if the redemption is within the first 90 days either note is in effect, then for an amount equal to 120% of the unpaid principal amount of either note along with any interest that has accrued during that period, and (ii) if the redemption is after the 91st day the either note is in effect, but less than the 180th day, then for an amount equal to 133% of the unpaid principal amount of either note along with any accrued interest. The note may be redeemed after 180 days. The back-end note may not be repaid. The note holder may redeem this note at any time after the first six months. The Company had cancelled all remaining back-end notes during the quarter ended December 31, 2018. On October 26, 2018, the Company fully repaid this note in cash using proceeds from a new convertible note. Repayment included $1,031 of accrued interest and $9,240 of prepayment penalty.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2018 AND 2017

(UNAUDITED)

(US$)

NOTE 8 – NOTES PAYABLE AND CONVERTIBLE NOTES (CONTINUED)

(e)	On October 25, 2018, the Company entered into a one-year $180,000 convertible note bearing 8% interest with GS Capital Partners, LLC. The note has an original issue discount of $11,750. A portion of the proceeds will be used to retire the two remaining convertible notes on the books of the Company as of December 31, 2018 with GS Capital Partners, LLC. The face value of this note plus accrued interest under the note are convertible into shares of the Company’s common stock at a price for each share of common stock equal to 70% of the lowest daily VWAP of the common stock as reported on the National Quotations Bureau OTC Markets market on which the Company’s shares are traded or any exchange upon which the common stock may be traded in the future, for the 15 prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. In the event the Company experiences a DTC “chill” on its shares, the conversion price shall be decreased to 60% instead of 70% while that “chill” is in effect. Upon an event of default, principal and accrued interest will become immediately due and payable under the notes. Additionally, upon an event of default, notes will accrue interest at a default interest rate of 24% per annum or the highest rate of interest permitted by law. Further, certain events of default may trigger penalty and liquidated damage provisions. This note contains a provision where if the Company shall have defaulted on or breached any term of any other note of similar debt instrument into which the Company has entered and failed to cure such default within the appropriate grace period they would be considered in default of this note. During the first six months this note is in effect, the Company may redeem by paying to GS Capital Partners, LLC an amount as follows: (i) if the redemption is within the first 90 days either note is in effect, then for an amount equal to 120% of the unpaid principal amount of either note along with any interest that has accrued during that period, and (ii) if the redemption is after the 91st day the either note is in effect, but less than the 180th day, then for an amount equal to 133% of the unpaid principal amount of either note along with any accrued interest. Accrued interest as of December 31, 2018 was $2,643.

(f)	On December 20, 2018, the Company entered into security purchase agreement with Adar Alef, LLC whereby the Company issued two 8% convertible redeemable notes in the cumulative principal amount of $110,000. The first 8% note for $55,000 was funded with net proceeds of $47,500, after the deduction of $5,000 for OID and $2,500 in legal fees. The second 8% note, the back-end note, is initially paid for by an offsetting note receivable issued by Adar Alef, LLC to the Company. The terms of the back-end note require cash funding prior to any conversion thereunder. The note receivable is due December 20, 2019, unless certain conditions are not met, in which case both the back-end note and the note receivable may both be cancelled. Both the first note and the back-end note have a maturity date one year from the date of issuance upon which any outstanding principal and interest is due and payable. The face value amount plus accrued interest under both the first note and the back-end note are convertible into shares of the Company’s common stock at a price for each share of common stock equal to 60% of the lowest daily VWAP of the common stock as reported on the National Quotations Bureau OTC Markets market on which the Company’s shares are traded or any exchange upon which the common stock may be traded in the future, for the 20 prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. In the event the Company experiences a DTC “chill” on its shares, the conversion price shall be decreased to 50% instead of 60% while that “chill” is in effect. Upon an event of default, principal and accrued interest will become immediately due and payable under the notes. Additionally, upon an event of default, both notes will accrue interest at a default interest rate of 24% per annum or the highest rate of interest permitted by law. Further, certain events of default may trigger penalty and liquidated damage provisions. This note contains a provision where if the Company shall have defaulted on or breached any term of any other note of similar debt instrument into which the Company has entered and failed to cure such default within the appropriate grace period they would be considered in default of this note. During the first six months this note is in effect, the Company may redeem this note by paying to the Holder an amount equal to 140% of the face amount plus any accrued interest. This note may not be prepaid after the six-month anniversary of the issuance date. The back-end note may not be repaid. The note holder may redeem this note at any time after the first six months. At December 31, 2018, this note had accrued interest of $133.

(g)	An individual note was issued on February 22, 2013, in the amount of $15,000, bearing an interest rate of 8%. The note is convertible into common stock of the Company at $1.875 per share. On October 22, 2018 the Company settled this note with the noteholder for $25,500 cash and 1,000,000 common shares recognizing a loss on conversion of $27,975 on its condensed consolidated statement of operations.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2018 AND 2017

(UNAUDITED)

(US$)

NOTE 8 – NOTES PAYABLE AND CONVERTIBLE NOTES (CONTINUED)

During the nine months ended December 31, 2018, the Company issued 2,985,754 shares of common stock to holders of convertible notes to retire $70,000 in principal and $11,809 of accrued interest (at an average conversion price of $0.0274 per share) under the convertible notes.

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

Interest expense for the three and nine months ended December 31, 2018 was $18,396 and $44,462 compared to $116,540 and $247,332 for the same period in the prior year, respectively. Accrued interest at December 31, 2018 and March 31, 2018 was $26,244 and $33,875, respectively.

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

As a result of the Company’s joint venture with Ice + Jam, a receivable and a payable was recorded on the Company’s books. As of December 31, 2018, these amounts represented cash Ice + Jam collected from sales of HerMan® through their website in the amount of $581 and a payable in the amount of $5,522 for expenses incurred through the operation of the business.

NOTE 10 – STOCKHOLDERS’ EQUITY

Common Stock

As of December 31, 2018, the Company is authorized to issue 100,000,000 shares of its common stock. As of December 31, 2018 and January 28, 2019, there were 57,130,230 and 57,630,230 shares, respectively of common stock are outstanding which includes all adjustments for fractional shares.

Fiscal Year 2018

During the year ended March 31, 2018, the Company issued 20,160,661 shares of common stock to holders of convertible notes to retire $601,749 in principal and $85,055 of accrued interest (at $0.016875 to $0.09 per share) under the convertible notes.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2018 AND 2017

(UNAUDITED)

(US$)

NOTE 10 – STOCKHOLDERS’ EQUITY (CONTINUED)

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

Fiscal Year 2019

During the nine months ended December 31, 2018 the Company issued 1,880,000 shares of its restricted common stock to consultants under consulting agreements.

During the nine months ended December 31, 2018 the Company issued 2,985,754 shares of restricted common stock to a noteholder for the conversion of debt and accrued interest having a value of $81,809 (at an average conversion price of $0.0274 per share).

In connection with some of the consulting agreements and board advisory agreements the Company has entered into, as the following clauses are part of the compensation arrangements: (a) the consultant will be reimbursed for all reasonable out of pocket expenses and (b) the Company, in its sole discretion, may make additional cash payments and/or issue additional shares of common stock to the consultant based upon the consultant’s performance. The Company recognized $187,045 and $621,510 in stock-based compensation expense related to these agreements in the nine months ended December 31, 2018 and 2017.

Warrants for Common Stock

The following table summarizes warrant activity for the nine months ended December 31, 2018 and year ended March 31, 2018:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding at March 31, 2017	1,220,277	$1.50	3.16 Years	$-

Granted	213,334	0.2625	4.99 Years	-
Expired	-	-
Exercised	-	-
Canceled	-	$-		$-

Outstanding at March 31, 2018	1,433,611	$1.06	3.02 Years	$-

Granted	-	-		-
Expired	-	-
Exercised	-	-
Canceled	-	-

Outstanding and exercisable at December 31, 2018	1,433,611	$1.06	2.27 Years	$-

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2018 AND 2017

(UNAUDITED)

(US$)

NOTE 10 – STOCKHOLDERS’ EQUITY (CONTINUED)

The warrants were valued utilizing the following assumptions employing the Black-Scholes Pricing Model:

	Nine Months Ended December 31, 2018 (unaudited)	Year Ended March 31, 2018
Volatility	108.6%	108.6%
Risk-free rate	1.24%	1.24%
Dividend	-	-
Expected life of warrants	5.00	5.00

On December 22, 2016, the Company entered in a membership interest transfer agreement with Open Therapeutics whereby the Company sold 80% of its membership interest in Pilus to Open Therapeutics. Open Therapeutics agreed to terminate and cancel 80% of the unexercised portion of Open Therapeutics agreed to pay to the Company 20% of the net profit generated Pilus Energy from its previous year’s earnings, if any. The first $75,000 of such payments was to be retained by Pilus Energy as additional consideration for the sale, which is reflected as a contingent liability on the Company’s condensed consolidated Balance Sheets. The Company further agreed it would vote its 20% membership interest in Pilus Energy in the same manner that Open Therapeutics votes its membership interest on all matters for which a member vote is required. Through December 31, 2018, there has been no activity recorded by Open Therapeutics with respect to Pilus Energy, and thus the $75,000 remains contingently owed to them.

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

On January 12, 2019, the Company and Open Therapeutics agreed to extinguish the $75,000 contingent liability in exchange for a one-time issuance of 500,000 restricted shares of Company’s common stock. The shares will be recorded at a value of $24,750 ($0.0495 per share).

Stock Options

On February 1, 2012, the Company awarded to each of two executives’, one current and one former, options to purchase 66,667 common shares, an aggregate of 133,334 shares. These options vested immediately and were for services performed

Volatility	220%
Expected dividend rate	-
Expected life of options in years	10
Risk-free rate	1.87%

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2018 AND 2017

(UNAUDITED)

(US$)

NOTE 10 – STOCKHOLDERS’ EQUITY (CONTINUED)

The following table summarizes option activity for the nine months ended December 31, 2018 and year ended March 31, 2018:

	Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at March 31, 2017	133,334	$7.50	4.85 Years	$—

Granted	—	—
Expired	—	—
Exercised	—	—

Outstanding at March 31, 2018	133,334	$7.50	3.85 Years	$—

Granted	—	—
Expired	—	—
Exercised	—	—

Outstanding and exercisable at December 31, 2018	133,334	$7.50	3.10 Years	$—

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

Deferred tax assets consist of the following:

	December 31, 2018 (unaudited)	March 31, 2018
Net operating losses	8,617,000	8,514,000
Effect of TCJA recalculation	(3,107,000)	(3,107,000)
Valuation allowance	(5,510,000)	(5,407,000)
	$-	$-

At December 31, 2018, the Company had a U.S. net operating loss carryforward in the approximate amount of $11 million available to offset future taxable income through 2038. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods. The Company also has a Canadian carry forward loss which approximates $700,000. The valuation allowance increased by $103,000 in the nine months ended December 31, 2018 and increased by $140,000 in the year ended March 31, 2018.

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

FOR THE NINE MONTHS ENDED DECEMBER 31, 2018 AND 2017

(UNAUDITED)

(US$)

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

Investment in Trading Securities:

At March 31, 2018*
Company		Beginning of Period Cost	Purchases	Sales Proceeds	End of Period Cost	Fair Value	Realized Gain (Loss)	Unrealized Gain (Loss)
Green Innovations Ltd (GNIN)**	(a)	$250,000	$-	$(6,815)	-	-	$(243,185)	$-
VistaGen Therapeutics Inc (VTGN)	(b)	-	490,117	-	490,117	306,207	-	(183,910)
Blink Charging Co (BLNK)	(c)	-	190,350	-	190,350	123,750	-	(66,600)
Blink Charging Co (BLNKW) (Warrants)	(c)	-	900	-	900	31,545	-	30,645
Aytu BioScience Inc (AYTU)	(d)	-	82,270	-	82,270	119,947	-	37,677
Lightbridge Corp. (LTBR)	(e)	-	37,511	-	37,511	29,250	-	(8,261)
Totals		$250,000	$801,148	$(6,815)	$801,148	$610,699	$(243,185)	$(190,449)

*There were no trading securities during the quarter ended September 30, 2017

** During the quarter ended December 31, 2017, this security was reclassified from Available for Sale to Trading Security

At December 31, 2018
Company		Beginning of Period Cost	Purchases	Sales Proceeds	End of Period Cost	Fair Value	Realized Gain (Loss)	Unrealized Gain (Loss)
Green Innovations Ltd (GNIN)*	(a)	$-	-	$-	$-	$-	$-	$-
VistaGen Therapeutics Inc (VTGN)	(b)	490,117	349,498	(517,485)	287,500	347,300	(34,630)	216,110
Blink Charging Co (BLNK)	(c)	190,350	151,666	(367,142)	-	-	25,126	66,600
Blink Charging Co (BLNKW) (Warrants)	(c)	900	162,215	(468,496)	-	-	305,381	(30,645)
Aytu BioScience Inc (AYTU)	(d)	82,270	100,030	(144,094)	-	-	(38,206)	(37,677)
Lightbridge Corp. (LTBR)	(e)	37,511	299,028	(202,514)	120,440	65,852	(13,585)	(54,588)
Pulmatrix Inc. (PULM)	(f)	-	204,802	(183,737)	-	-	(21,065)	-
Axovant Sciences Ltd. (AXON)	(g)	-	103,938	(98,433)	-	-	(5,505)	-
Basanite Inc. (BASA)	(h)	-	42,998	(10,821)	30,000	30,000	(2,177)	37,960
Achieve Life Sciences (ACHV)	(i)	-	177,356	(80,026)	37,182	13,310	(60,148)	(23,872)
Decision Diagnostics (DECN)	(j)	-	20,479	(16,894)	-	-	(3,586)	(2,099)
Totals		$801,148	$1,612,010	$(2,089,641)	$475,122	$456,462	$151,605	$171,789

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2018 AND 2017

(UNAUDITED)

(US$)

NOTE 12 – INVESTMENTS (CONTINUED)

Trading securities (Continued)

(a)	During the year ended March 31, 2018, the Company’s investment in Green Innovations, Ltd. was sold for net proceeds of $6,815 and was previously carried as an investment included within Current Assets. The Company’s investment in Green Innovations, Ltd. had a cost of $250,000. A loss of $243,185 was recognized on the sale of this security in the year ended March 31, 2018. For the nine months ended December 31, 2018, there was a comprehensive gain recorded of $125.

(b)	On December 11, 2017 the Company invested $480,000 in the common stock of VistaGen Therapeutics, Inc. (VTGN). The Company purchased 320,000 common shares along with 320,000 five-year warrants with a strike price of $1.50. On March 26, 2018, the Company purchased an additional 10,000 common shares. The investment in the common shares is recorded at fair valve with unrealized gains and losses, reflected in other operating income. The Company’s investment in VTGN has a cost of $490,117, unrealized loss of $183,910 and a fair value of $306,207 at March 31, 2018. During the nine months ended December 31, 2018, the Company purchased 59,380 shares of VTGN for $61,998 (average price per share of $1.04 per share) in the open market. The Company sold 389,380 shares of VTGN for $517,485 ($1.33 per share) for a realized loss of $34,630. The Company also purchased in a direct offering 230,000 restricted common shares directly from VTGN during the nine months ended December 31, 2018 for a cost of $287,500. These shares are currently not on deposit with the Company’s broker of record. As of December 31, 2018, the Company has an unrealized gain on these shares in the amount of $59,800, and for the nine months ended December 31, 2018 has recorded total unrealized gains of $216,110 in VTGN.

(c)	The Company participated in an $18,500,250 underwritten public offering by BLINK, which closed on February 14, 2018. The Company invested $191,250 of its balance sheet cash and purchased 45,000 registered shares, as well as warrants exercisable immediately for a period of five (5) years from the date of issuance for up to 90,000 additional shares of common stock of BLINK. The Warrants carry an exercise price of $4.25 per share, and also trade on the NASDAQ under the ticker symbol: BLNKW. The Company’s investment in BLINK common stock and warrants had a cost of $191,250, unrealized loss of $35,955 and a fair value of $155,295 at March 31, 2018. During the three months ended June 30, 2018 the Company purchased 41,018 shares of BLINK at a cost of $151,666 (average price per share of $3.69). The Company sold its total holding of 86,018 shares of BLINK for $367,142 (average price per share of $4.26) realizing a gain of $25,126. During the three months ended June 30, 2018, the Company also purchased 208,800 warrants of BLNKW (average price per warrant of $0.77) and sold its entire position of 298,800 for $468,496 (average price per warrant of $1.60) realizing a gain of $305,381.

(d)	On March 2 and March 8, 2018, the Company purchased 188,300 common shares of AYTU Bioscience (ATYU). The investment in the common shares is recorded at fair valve with unrealized gains and losses, reflected in other operating income. The Company’s investment in ATYU had a cost of $82,270, unrealized gain of $37,677 and a fair value of $119,947 at March 31, 2018. During the nine months ended December 31, 2018, the Company purchased 260,000 shares of AYTU for a $100,830 (average price per share $0.38). During the nine months ended December 31, 2018, the Company sold all 448,300 shares of AYTU for $144,094 ($0.32 per share). During the nine months ended December 31, 2018, the Company had a realized loss of $38,206 on this holding.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2018 AND 2017

(UNAUDITED)

(US$)

NOTE 12 – INVESTMENTS (CONTINUED)

Trading securities (Continued)

(e)	On March 12, 2018, the Company purchased 25,000 common shares of Lightbridge Corp (LTBR). The investment in the common shares is recorded at fair valve with unrealized gains and losses, reflected in other operating income. The Company’s investment in LTBR had a cost of $37,511, unrealized loss of $8,261 and a fair value of $29,250 at March 31, 2018. During the nine months ended December 31, 2018, the Company purchased 287,405 shares of LTBR for $299,028 (average of $1.04 per share). During the nine months ended December 31, 2018, the Company sold 191,576 shares of LTBR for $175,888 (average price per share of $0.918) realizing a gain of $13,585. As of December 31, 2018, the Company has recorded total unrealized loss of $54,588 on this holding.

(f)	During the nine months ended December 31, 2018, the Company purchased 391,514 shares of Pulmatix Inc. (PULM) for $204,802 (average per share price of $0.52). During the nine months ended December 31, 2018, the Company sold all 391,514 shares for $183,747 ($0.47 per share). The Company had a realized loss of $21,065 on this holding.

(g)	During the nine months ended December 31, 2018, the Company purchased 40,000 shares of Axovant Sciences Ltd. (AXON) for $103,938 (average share price of $2.60). During the nine months ended December 31, 2018, the Company sold all 40,000 shares for $98,433 ($2.46 per share). The Company had a realized loss of $5,505 on this holding.

(h)	On July 5, 2018, the Company purchased 100,000 shares of Basanite Industries Inc. (BASA) (formerly Paymeon, Inc. (PAYM)) for $12,998 ($0.13 per share) in the open market. During July 2018 the Company sold the 100,000 shares for $10,821 ($0.11 per share) for a realized loss of $2,177. On July 9, 2018, the Company purchased 400,000 restricted common shares directly from the Company for $30,000 ($0.075 per share). As of December 31, 2018, the Company had no unrealized gain or loss on these shares, and for the nine months had recorded unrealized gains of $37,960. In conjunction with the investment, the Company agreed to a 12-month resale restriction. BASA is publicly traded on the OTC:Pink. These shares are currently not on deposit held with the Company’s broker of record.

(i)	During the nine months ended December 31, 2018, the Company purchased 44,000 common shares of Achieve Life Sciences (ACHV) for $177,355 ($4.03 per share). During the nine months ended December 31, 2018, the Company sold 33,000 shares for $80,026 ($2.43 per share) for a realized loss of $60,148. At December 31, 2018, the Company has an unrealized loss on its remaining holdings in ACHV in the amount of $23,872.

(j)	During the nine months ended December 31, 2018, the Company purchased 450,000 common shares of Decision Diagnostics (DECN) for $20,480 ($0.046 per share). During the nine months ended December 31, 2018, the Company sold all of its shares for $16,893 ($0.038 per share) for a realized loss of $3,586.

At December 31, 2018, the Company held warrants for AYTU to purchase 5,555 common shares at a strike price of $10.80 with an expiration of March 6, 2023. The strike price and number of shares were adjusted for the August 10, 2018, 1 for 20 reverse stock split. At December 31, 2018 these warrants were out of the money by $10.01 per share and are not publicly traded, the Company has not recognized the value of these warrants as they are not liquid.

At December 31, 2018, the Company currently holds warrants for VTGN to purchase 320,000 shares of common stock at a strike price of $1.50 per share with an expiration of December 13, 2022 and warrants for VTGN to purchase 230,000 shares of common stock at a strike price of $1.50 per share with an expiration of February 28, 2022. At December 31, 2018 these warrants were even money where the stock closing price was equal to the option strike price. Since these warrants are not publicly traded, the Company has not recognized the value of these warrants as they are not liquid.

NOTE 12 – INVESTMENTS (CONTINUED)

Digital Currency

During the year ended March 31, 2018, the Company completed cumulative purchases in the Groestlcoin cryptocurrency in the aggregate amount of $35,000 for 27,919.133 units ($0.79 per unit). (Crypto Currency Code: GRS). The purchase of this currency cannot be executed directly using $USD. The Company must purchase Bitcoin (BTC) and then purchase the Groestlcoin cryptocurrency by using BTC. This two-step process triggers the potential recognition of realized gains or losses on the purchase of Groestlcoin. For the year ended March 31, 2018 the Company realized a loss of $2,859 on exchange from BTC reflected as other operation income. The investment in Groestlecoin has a cost of $31,481 net of fees, unrealized loss of $9,425 and a fair value of $22,056.

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

During the nine months ended December 31, 2018, had an unrealized loss on digital currency of $3,142 prior to the conversion to the gold and silver.

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

Serendipity

On October 31, 2018, the Company invested $35,000 in Serendipity Brands LLC (dba Serendipity Ice Cream Co.) (“Serendipity”), a privately held Company. Serendipity is an ice cream distribution company providing wholesale distribution to retail customers. The investment was recorded at cost and represents 0.24% of the value of Serendipity based on a pre-money valuation of approximately $14 million. The Company will test this investment for impairment at least annually.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2018 AND 2017

(UNAUDITED)

(US$)

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

NOTE 14 – FAIR VALUE MEASUREMENTS

The following summarizes the Company’s financial assets and liabilities that are measured at fair value on a recurring basis at December 31, 2018 and March 31, 2018:

	December 31, 2018 (unaudited)
	Level 1	Level 2	Level 3	Total
Assets
Investment-trading securities	$456,462	$-	$-	$456,462
Cost method investment – Küdzoo	$-	$-	$15,000	$15,000
Cost method investment – Serendipity Brands	$-	$-	$35,000	$35,000

	March 31, 2018
	Level 1	Level 2	Level 3	Total
Assets
Investment-trading securities	$610,699	$-	$-	$610,699
Investment in digital currency	$22,056	$-	$-	$22,056

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

NOTE 15 – SUBSEQUENT EVENTS

Common Stock

Subsequent to December 31, 2018, the Company issued additional shares of common stock as follows; (i) 500,000 shares for commitment shares relative to convertible note issued; and (ii) 500,000 shares to relieve a contingent liability of the Company.

On January 8, 2019 the Company entered into a security purchase agreement with an accredited investor to purchase 1,000,000 shares at $0.02 for a purchase price of $20,000. As of this report date the shares have not been issued,

On January 11, 2019, the Company entered into a twelve-month consulting agreement with a consultant for services to be rendered in exchange for $2,000 cash and 1,250,000 shares of the Company’s restricted common stock. The shares of stock have a value of $61,875 ($0.0495 per share) based on the closing price of the Company’s stock on the date of the agreement. As of this report date the shares have not been issued.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2018 AND 2017

(UNAUDITED)

(US$)

NOTE 15 – SUBSEQUENT EVENTS (CONTINUED)

Convertible Notes

On January 23, 2019, the Company and Eagle Equities, LLC (“Eagle Equities”) consummated entry into a Securities Purchase Agreement where the Company will borrow $62,000 at 8% annual interest under a one-year term convertible note. The note is convertible into restricted stock of the Company. In connection with this agreement, the Company issued 500,000 commitment shares having a value of $18,500 ($0.037 per share) which will be reflected as interest expense in the Company’s condensed consolidated statement of operations during the year ended March 31,2019. The restricted stock was valued at the closing price on January 18, 2019. Legal fees of $2,000 will be deducted from cash proceeds of the note payable to investor’s counsel. Under the note, the Company is required initially to reserve 18,500,000 shares of its common stock, and thereafter to reserve up to four times the discounted value of the note. The noteholder may, at any time, at its option, convert all or any amount of the principal face amount of the note then outstanding into shares of the Company’s common stock at a conversion price for each share of Common Stock equal to 65% of the Average of the two lowest closing bid prices of the Common Stock as reported on the National Quotations Bureau OTC Markets exchange which the Company’s shares are traded or any exchange upon which the Common Stock may be traded in the future, for the fifteen prior trading days, including the day upon which a notice of conversion is received by the Company. In the event the Company experiences a DTC “Chill” on its shares, the conversion price shall be decreased to 55% instead of 35% while that “Chill” is in effect. If the Company fails to maintain the share reserve at the four times discount of the note sixty days after the issuance of the note, the conversion discount shall be increased by 10%. This note contains a provision where if the Company shall have defaulted on or breached any term of any other note of similar debt instrument into which the Company has entered and failed to cure such default within the appropriate grace period they would be considered in default of this note.

During the first 180 days, the Company may prepay the principal amount of this note and accrued interest thereon, with a premium as follows: (a) 115% of the prepayment penalty for redemptions in the first 30 days after the note issuance; (b) 120% of the prepayment amount if such prepayment was made at any time from (31 days after the issuance date until 60 days after the issuance date); (c) 125% of the prepayment amount if such prepayment was made at any time from 61 days after the issuance date until 90 days after the issuance date made; (d) 130% of the prepayment amount if such prepayment was made at any time from 91 days after the issuance date until 120 days after the issuance date made; and (e) 135% of the prepayment amount if such prepayment was made at any time from 120 days after the issuance date until 180 days after the issuance date. The note is not able to be prepaid after 180 days after the issuance date.

Upon an event of default (as defined and described in the note), among other default penalties, including daily liquidation damage payments and the possibility of an increase of the principal by up to 20% or 50%, as the case may be for certain events of default thereunder, annual interest shall accrue at a default interest rate of 24% per annum. If this note is not paid at maturity, or within ten (10) days thereof, the outstanding principal due under this Note shall increase by 10%. Further, if the Company is delinquent on its periodic SEC reports after the six-month anniversary of the note, then the holder shall be entitled to use the lowest closing bid price during the delinquency period as a base price for the conversion, whereby if, e.g., the lowest closing bid price during the delinquency period is $0.10 per share and the conversion discount is 50% then the holder may elect to convert future conversions at $0.05 per share.

The Company and Eagle Equities entered into a side letter agreement contemporaneous to the securities purchase agreement and the note. Under the terms of the side letter, Eagle Equities acknowledges that the Company currently has an insufficient number of authorized shares of Common Stock available to reserve the required number of shares of Common Stock for conversion of the note. In order to remedy this share reservation and conversion issue, the Company has agreed that it shall use commercially reasonable efforts to obtain shareholder approval on or before April 15, 2019 to amend its articles of incorporation to increase its authorized share capital to provide for a sufficient number of shares of Common Stock to satisfy the conversion rights of Eagle Equities under the securities purchase agreement and the note. Eagle Equities further agreed that until the earlier to occur of (i) the increase in the Company’s authorized share capital or (ii) April 15, 2019, it shall not and has no right to seek, provide notice of or demand any conversions under the Note, seek additional shares of Common Stock, or to claim a default, damages or other penalties thereunder.

Other

On January 12, 2019, the Company and Open Therapeutics agreed to extinguish the $75,000 contingent liability in exchange for a one-time issuance of 500,000 restricted shares of Company’s common stock (included in above totals). The shares will be recorded at a value of $24,750 ($0.0495 per share). As of this report date the shares have not been issued.

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

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors”, set forth in Part II, Item 1A of this Form 10-Q and in our other SEC filings. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

During the quarter ended December 31, 2017, the Company launched a lip balm product (branded as HerMan®) during December 2017. The Company was hopeful that this product could provide the Company with sustainable revenue at margins that would justify the initial expense and effort. The Company believed that the initial high cost per unit of this lip balm product was largely attributable to formulation issues, packing issues, fulfillment issues and shipping costs. The packing issues are still in process of being addressed. The Company believes that future inventory costs, if there is sufficient demand will be substantially lower than the first batch on a per unit basis. The Company continues to evaluate this line of business and will decide by the end of the fiscal year if it will invest more money into this venture.

As the Company works on rectifying the issues with respect to the HERMAN® lip balm product, it has commenced discussions with various groups regarding other potential opportunities. During the quarter ended December 31, 2018, the Company entered into the cannabidiol (or “CBD”) infused chewing gum product business, and has entered into a comprehensive manufacturing agreement with Per Os Biosciences LLC (“Per Os Bio”) to bring to market a white label CBD Oil infused chewing gum product line to be sold and marketed under the name Tauri-GumTM (“Tauri-Gum™”), for which the Company has filed a trademark application with the United States Patent and Trademark Office. The company is currently in discussions with a number of potential distributors. For a further description of the manufacturing agreement and other information relating to Tauri-GumTM, see subheading below relating to this product line.

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

As a result of the Reverse Stock Split, each seventy-five (75) shares of the Company’s issued and outstanding common stock has been automatically combined and converted into one (1) issued and outstanding share of common stock. The Reverse Stock Split has affected all issued and outstanding shares of common stock, as well as common stock underlying stock options, warrants and other convertible securities outstanding immediately prior to the effectiveness of the Reverse Stock Split. The Reverse Stock Split has reduced the number of outstanding shares of the common stock outstanding prior to the Reverse Stock Split from 4,078,179,672 shares to 54,380,230 shares immediately following the Reverse Stock Split. As of January 28, 2019, we had 57,630,230 shares of Common Stock, $0.00001 par value, outstanding, which does not include shares reserved for equity linked instruments and other agreements.

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

See also the Risk Factors relating to our reverse stock split and any prospective changes to the Company’s articles of incorporation.

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

During the quarter ended December 31, 2017, the Company had launched this lip-balm product. On November 27, 2017, the Company announced a 2-year extension to the existing non-exclusive License Agreement, extending the life of the License Agreement through December 23, 2019, at which time, if mutually agreed upon. the companies reserve the option to extend for an additional 2 years (if exercised at that time, this License Agreement would be extended through December 23, 2021). The two companies reserve the right to request amendment of the License Agreement at any point during the effective term of the agreement.

During February of 2018, the Company’s strategy with respect to the HerMan® product was negatively impacted by a series of product defects relating to the twisting mechanism of the lip balm tube. This issue significantly increases the risk associated with this business opportunity and there can be no guarantee that this will be satisfactorily resolved.

The Company had no sales of the HerMan® product during the nine months ended December 31, 2018 and 2017. The Company has removed the product from the website and has been working with the manufacturer to resolve product mechanism issue. As a result, the Company had written off the remaining inventory of $16,897 as of the year ended March 31, 2018 as it had determined that the initial units were not usable. The Company is still in the process of trying to resolve the packaging issue and cannot determine the impact that it will have on future revenue. The Company continues to evaluate this line of business and will decide by the end of the fiscal year if it will invest more money into this venture.

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

On September 24, 2014 (the “Unwinding Date”), the Company, Honeywood and each of Honeywood’s principals entered into a termination agreement to unwind the effects of the merger. In accordance with the termination agreement, Honeywood agreed to repay to the Company substantially all of the advances made by the Company to Honeywood prior to and after the merger by delivering to the Company on the Unwinding Date a secured promissory note in the principal amount of $170,000. The note bore interest at 6% per annum and was repayable in six quarterly installments on the last day of each calendar quarter starting on March 31, 2015 and ending on June 30, 2016. The note was secured by a blanket security interest in Honeywood’s assets pursuant to a security agreement entered into on the Unwinding Date between Honeywood and the Company. Honeywood never made any payments under the note prior to the Honeywood Conversion Agreement (as defined below). As a result, the Company had fully reserved this amount and it was not reflected as a receivable on its financial statements.

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

Pilus Energy

On November 25, 2013, the Company executed a definitive merger agreement to acquire Pilus Energy, LLC (“Pilus”), an Ohio limited liability company and a developer of alternative cleantech energy platforms using proprietary microbial solutions that create electricity while consuming polluting molecules from wastewater. On January 28, 2014, the Company completed its acquisition of Pilus. As a condition of the acquisition, the shareholders of Pilus received a warrant to purchase 1,333,334 shares of common stock of the Company, which represented a fair market value of approximately $2,000,000, and, based upon whether the Warrants issued to Pilus represented at least 5% the then outstanding and fully diluted capitalization of the Company. In addition, the Company paid Open Therapeutics, LLC (f/k/a Bacterial Robotics, LLC and Microbial Robots, LLC) (“Open Therapeutics”), formerly the parent company of Pilus, $50,000 on signing the merger agreement and $50,000 at the time of closing. Pilus’ principal asset on its balance sheet at the time of the acquisition was its US patent relating to its clean water technology. The Company determined that the value of the acquisition on January 28, 2014 would be equal to the value of cash paid to Pilus plus the value of the 1,333,334 warrants the Company issued to acquire Pilus. Through March 31, 2014, the Company amortized the patent over its estimated useful life, then on March 31, 2014, the Company conducted its annual impairment test and determined that the entire unamortized balance should be impaired as the necessary funding to further develop the patent was not available at that time.

On December 22, 2016, the Company entered in a membership interest transfer agreement with Open Therapeutics whereby the Company sold 80% of its membership interest in Pilus back to Open Therapeutics. Open Therapeutics agreed to terminate and cancel 80% of the unexercised portion of the warrant to purchase 385,569 shares (or 308,455 warrants) of the Company’s common stock. Open Therapeutics agreed to pay to the Company 20% of the net profit generated Pilus Energy from its previous year’s earnings, if any. The first $75,000 of such payments would be retained by Pilus Energy as additional consideration for the sale, which is reflected as a contingent liability on the Company’s condensed consolidated balance sheet. The Company further agreed it would vote its 20% membership interest in Pilus Energy in the same manner that Open Therapeutics votes its membership interest on all matters for which a member vote is required. Through December 31, 2018, there has been no activity recorded by Open Therapeutics with respect to Pilus Energy, and thus the $75,000 remains contingently owed to them. No activity is expected to occur prior to the Company’s third fiscal quarter, and possibly later.

On January 12, 2019, the Company and Open Therapeutics agreed to extinguish the above described $75,000 contingent liability in exchange for a one-time issuance of 500,000 restricted shares of Company’s common stock. The shares will be recorded at a value of $24,750 ($0.0495 per share).

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

On June 29, 2018, the Company purchased four BLINK Level – 2 - 40” pedestal chargers for permanent placement in a retail location or locations whereby the Company will pay a variable annual fee based on 7% of total revenue per charging unit. The rest of the proceeds will be split 80/20 between the Company and the host location owner or its assignee. The host location owner to will pay for the cost of providing power to these unit as well as installation costs. The Company has not yet secured the location for installation of these units.

As of December 31, 2018, the Tauriga Biz Dev Corp. has not installed any of its own machines in any locations. No revenue has been generated through the BLINK contract.

TAURI-GUMTM

In October 2018, the Company decided to explore the possibility of launching a CBD infused gum product line to the commercial marketplace. After several weeks of diligence, discussions with various parties and exploratory meetings, the Company opted to move forward with this business opportunity. During December 2018, the Company also began discussions with a Maryland based chewing gum manufacturer - Per Os Bio. Tauriga has since entered into a manufacturing agreement with Per Os Bio in late December 2018 to contract manufacture a line of CBD infused chewing gum under a brand for us under the brand name Tauri-Gum™. We have filed for trademark protection with the United States Patent and Trademark Office for our CBD infused chewing product line.

On December 28, 2018, the Company entered into a comprehensive manufacturing agreement with Per Os Bio to bring to market a white label CBD Oil infused chewing gum product line to be sold and marketed under the name Tauri-GumTM.

Under the terms of the agreement, Per Os Bio has committed to produce the Tauri-GumTM based on the following criteria:

A.	By composition, the CBD Gum will contain 10 mg of CBD Isolate
B.	The initial production run will be mint flavor exclusively
C.	This proprietary CBD Gum will be manufactured under U.S. Patent # 9,744,128 (“Method for manufacturing medicated chewing gum without cooling”)
D.	Each Production Batch, including the initial production run, is estimated to yield 70,000 gum tablets or 8,700 Units (each Unit contains 8 gum tablets).
E.	Integrated Quality Control Procedures: Each production batch will be tested by a 3rd Party for CBD label content, THC content (0%), and clear for microbiology.
F.	The packaging, for retail marketplace, will consist of 8 count (gum tablet count) blister card labeled (the “Pack(s)”) with Lot # as well as Expiration Date.
G.	Outer sleeve in the Company’s artwork and graphic design(s) and label copy
H.	Shipping System: Bulk packed 266 Packs per master case (“Palletized”)

Under terms of the Agreement, the Company has committed to provide the following to Per Os Bio:

A.	Each product order will consist of exactly 8,700 Packs (unless otherwise agreed upon by both parties).
B.	½ of initial production invoice due within 3 days of execution of Manufacturing Agreement (this has already been paid by the Company).
C.	Provide graphic design artwork, logo, and label design to Per Os Bio.
D.	Trademark has been successfully filed with U.S.P.T.O.
E.	To implement Kosher Certification Process
F.	Procure appropriate Product & Liability insurance policy
G.	Acquire legal opinion with respect to the confirmation of the legality to sell this CBD Gum – on the Federal Statute Level.

The Company has satisfied the initial unit production payment in full to Per Os Bio in connection with the initial production run of approximately 70,000 gum tablets (or approximately 8,700 salable units) pursuant to the terms of the manufacturing agreement. In addition, the Company has continued to make progress towards its commercial launch - anticipated to occur in the March of 2019. The Company has completed its gum formulation, with the following distinctive features: allergen free, gluten free, vegan, kosher (K-Star certification), and incorporates a proprietary manufacturing process. The Company has also been in discussion with prospective distributors and potential retail customers in its efforts to facilitate a successful commercial launch. See our “Risk Factors” contained in this Quarterly Report, including with respect, but not limited, to Federal laws and regulations that govern CBD and cannabis (most recently updated in the December 2018 legislation known as the “Farm Bill”).

In January 2019, the Company has begun research and development for it Tauri-Gum™ product flavor testing process, and we have also completed the graphic design and retail artwork for this product’s individual packaging and a ten (10) pack retail display box, as well as securing GS1 barcodes and undergoing the construction of an E-commerce site (URL address: www.taurigum.com). Lastly, the Company has secured storage space near its New York City headquarters and is currently finalizing its order fulfillment infrastructure.

The Company has been meeting with a number of potential distributors. Additionally, the Company has built its CBD Gum product line, specifically implementing the advice that several of these prospective distributors have offered to management.

The initial production run will cost the Company approximately $52,200 and will yield approximately 70,000 gum tablets which translates into approximately 8,700 salable units, with an anticipated initial order delivery date on or about March 2019. In December 2018 the Company paid a deposit towards this initial production run.

RESULTS OF OPERATIONS

Three and nine months ended December 31, 2018 compared to the three and nine months ended December 31, 2017

Revenue

During December 2017, the Company was developing its lip balm business product line and had recognized revenue on the sales of its HERMAN lip balm product, which was created through a joint venture with Ice + Jam (company); however, due to certain mechanical issues with the product tube (not formulation), the Company had not developed a material or consistent pattern of revenue generation subsequent to 2017. Therefore, due to the product issues related to the HerMan® inventory for the nine months ended December 31, 2018 the Company did not generate any revenue. The Company had revenue of $1,018 for the nine months ended December 31, 2017 as a result of the launch of the HerMan® product.

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

The Company currently has no backlog of orders. The Company has no established track record of sales to definitively site seasonality, but the Company expects higher sales in the winter months. The Company has not recognized any allowance for return of product. The Company expects actual product returns to be minimal and will recognize returns when they occur. If product returns become more than very occasional the Company will establish a reasonable allowance and record as a contra-sales item to derive nets sales relative to when product is sold. At December 31, 2018, the Company had no refund liability.

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

Commissions earned under this contract with Tauriga Biz Dev Corp. will be recorded as revenue when earned. Based on a binding agreement in place between BLINK and the referral provided by the Company, revenue will be recorded based on equipment value purchased or placed in service as well as the length of the contract. The Company is currently working towards its goal of generating potential revenue deriving from this Reseller Agreement with BLINK. As of December 31, 2018, there has been no sales and no revenue generated to date from this product line.

On June 29, 2018, the Company purchased four BLINK L–vel 2 - 40” pedestal chargers for permanent placement in a retail location or locations whereby the Company will pay a variable annual fee based on 7% of total revenue per charging unit. The rest of the proceeds will be split 80/20 between the Company and the host location owner or its assignee. The host location owner to will pay for the cost of providing power to these unit as well as installation costs. The Company has secured the location for installation of these units and is in the process of installing them.

Tauriga total operating revenue of HERMAN® by sales channel

	For the three months ended December 31,				For the nine months ended December 31,
Total Revenue by Sales Channel	2018	2017	Change	% Change	2018	2017	Change	% Change
Wholesale	$-	$550	$(550)	-100%	$-	$550	$(550)	-100%
Retail	-
single unit	-	310	$(310)	-100%	-	310.00	(310.00)	-100%
multipack	-	75	$(75)	-100%	-	75.00	(75.00)	-100%
Shipping	-	83	$(83)	-100%	-	83.00	(83.00)	-100%
Total	$-	$1,018	$(1,018)	-100%	$-	$1,018	$(1,018)	-100%

The Company has not entered into any contracts as of December 31, 2018 for the sale of Tauri-GumTM, and as a result has not recognized any sales for this product.

Cost of Goods Sold

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

	For the nine months ended
	December 31, 2017
Revenue	$1,018	$3.67
Cost of goods sold (including shipping)	(649)	(2.34)
Gross margin	$369	$1.33
Gross margin %

The Company had no cost of goods sold for the three and nine months ended December 31, 2018, which resulted no gross profit for those periods.

Research and Development Expenses

For the three and nine months ended December 31, 2018, the Company had research and development expense $1,150 and $1,150 compared to $4,543 and $8,543 for the same period in the prior year. The costs in the current fiscal year are related to the development around intellectual property relative to Tauri-GumTM. The costs from the three and nine months ended December 31, 2017 were related to graphics design for HerMan®.

General and Administrative Expenses

For the three months ended December 31, 2018, general and administrative expenses were $200,722 compared to $519,691 for the same period in the prior fiscal year. This decrease of $318,969 was driven by the significantly higher legal fees of $292,156 in the prior year related to the legal settlement as well as recognition of lower stock-based compensation expense issued for services in the prior year offset by higher compensation expense during the three months ended December 31, 2018.

For the nine months ended December 31, 2018, general and administrative expenses were $719,035 compared to $1,620,850 for the same period in the prior fiscal year. This decrease of $901,815 was driven by the recognition of lower stock-based compensation expense issued for services in the amount of $430,466 and lower legal fees of $347,276 offset by higher compensation expense, accounting fees, travel expense and rent during the nine months ended December 31, 2017.

Other Income (Expense)

For the three months ended December 31, 2018, other expense was $175,894 compared to other income of $2,094,114 for the same period in the prior fiscal year. The decrease in net other income was largely the result of the lawsuit settlement in the amount of $2,050,000 in addition to a gain on the settlement of debt in the amount of $532,524 offset by and increased loss on trading securities of $292,067. During the three months ended December 31, 2018 the Company also realized $98,144 less interest expense which was offset by $27,975 loss on the conversion of debt as well as $49,596 unrealized loss on trading securities.

For the nine months ended December 31, 2018, other income was $244,171 compared to other expense of $1,966,672 for the same period in the prior fiscal year. The decrease in net other income for the current period was mainly due to the gain from legal settlements in the prior year of $2,053,000 as well as gain on the prior year settlement of debt in the amount of $532,534 offset by $522,692 gain on the sale of trading securities in the current year. The Company also had $202,870 lower interest in the current year.

Net Income (Loss)

For the three months ended December 31, 2018, the Company generated a net loss of $377,980 compared to net income of $1,569,815 for the same period in the prior fiscal year. The difference in the three months ended December 31, 2018 was primarily due to the gain on legal settlement in the amount of $2,050,000 as well as $532,524 gain on settlement of debt offset by a much narrower loss on the sale of trading securities as well as significantly lower interest expense and general and administrative expense.

For the nine months ended December 31, 2018, the Company generated a net loss of $476,746 compared to net income of $336,854 for the same period in the prior fiscal year. The difference in the three months ended December 31, 2018 was primarily due gain on legal settlement in the amount of $2,050,000 as well as a gain on the settlement of debt offset by much lower general and administrative expense as well as an unrealized gain in trading securities.

Liquidity and Capital Resources

During the year ended March 31, 2018, the Company had two substantial events occur dramatically affecting the Company’s liquidity. The Company launched its joint venture product as noted above, resulting in operations that the Company recognized its initial sales orders from and currently maintain inventory which was expected to translate in future product sales. In addition, the Company settled a lawsuit that it had brought, which was ongoing for more than one year. With the collection of proceeds from the lawsuit, the Company was able to settle long outstanding payables and reduce or eliminate outstanding convertible notes payable, as well as invest in trading securities to leverage its operating business. The result of this activity was that the Company has positive working capital of $149,147 as of December 31, 2018, operating expenses which are less than half of what they were for the same period in the prior year and dramatically less interest expense as a result of the ability to pay off a significant amount of debt.

The Company does not believe that the current line of business can achieve more than nominal sales and will not result in profitable operations, as well as not sustaining cash flow to operate the Company for a period of twelve months. The Company’s purchase of BLINK charging stations and the subsequent generation of revenue as a result of retail location placement is not expecting to achieve more than nominal sales. With the product launch of Tauri-GumTM the Company still does not expect to generate enough sufficient cash flow to sustain profitable operations over the next twelve months. Management’s plans with respect to this include the raising of capital through equity markets to fund future operations, cultivating new license agreements, acquiring whole or majority ownership in technology or other attractive industry companies – each in an effort to bolster our operations and future revenue prospects. The Company intends to continue funding its operations either through cash-on-hand or through financing alternatives.

In order to have better access to capital and to manage a more manageable capital structure, the Company effectuated a 75 for 1 reverse split, which was effective July 9, 2018. The Company has also successfully applied for and completed an up-listing as OTCQB:TAUG effective July 30, 2018.

The Company had $311,476 in outstanding notes payable, net of discounts at December 31, 2018. The Company has a $90,000 note with a Company which remains past due, but which is contested (see NOTE 8, item (a) for further description of this contested payable). Additionally, the Company has two convertible notes, funded in October 2018 and December of 2018 with maturity dates from August to October of 2019. The proceeds of $180,000 from the October 2018 note were used in part to repay other notes payable as well as funding operations and start-up costs for Tauri-GumTM.

The Company will continue to attempt to raise capital to support its operating expenses, acquire new license agreements or acquire ownership interests in technology, life science or other attractive companies to generate adequate revenues to fully support on-going and future operations.

At December 31, 2018, the Company had $10,305 in cash compared to $12,291 at March 31, 2018. The Company’s reported cash position of $10,305 as of December 31, 2018 is exclusive of all marketable securities held by the Company. Inclusive of cash and securities, the Company has $466,767 as of December 31, 2018. The Company’s $15,000 investment other in a private company, Küdzoo, as well as $35,000 invested in Serendipity Brands LLC is not reflected in the total of cash and securities.

Cash Flows

Net cash used in operating activities amounted to $533,154 for the nine months ended December 31, 2018 compared to $660,190 provided by operating activities for the nine months ended December 31, 2017.  During the nine months ended December 31, 2018, cash used in operations included a loss of $476,746. During the nine months ended December 31, 2017, the cash provided by operations included a net income of $336,854.

During the nine months ended December 31, 2018, we had $431,418 cash provided by investing activities compared to $483,109 used in the same period in the prior fiscal year, primarily as a result of the receipt of net proceeds from the sale of trading securities in the amount of $477,631 as well as the proceeds from the sale of digital currency in the amount of $16,177 offset by the purchase of equipment of $12,390 and $50,000 investments in two private companies. In the nine months ended December 31, 2017, the Company purchased equipment in the amount of $3,109 as well as $480,000 used for the purchase of marketable securities.

During the nine months ended December 31, 2018, $99,750 was provided from financing activities through the net proceeds from convertible notes compared to $537,700 provided in the same period in the prior fiscal year. During the nine months ended December 31, 2018, the Company received $240,750 proceeds from convertible notes offset by $141,000 of notes payable principal. In the nine months ended December 31, 2017, the Company received proceeds from the sale of common stock in the amount of $299,600 and $499,100 from the issuance of convertible notes offset by $261,000 of repayments of notes payable.

We do not believe that our cash on hand at December 31, 2018 will be sufficient to fund our current working capital requirements as we try to develop a new business line. We will continue to seek additional equity financing. However, there is no assurance that we will be successful in our equity private placements or if we are that the terms will be beneficial to our shareholders.

Going Concern Qualifications

In the year ended March 31, 2018, the Company had two substantial events occur. The Company launched its joint venture product as noted above. This resulted in operations that the Company recognized its initial sales orders from. Operations from this joint venture are currently on hold while the Company works out quality control issues regarding the packaging of the individual units. As a result, the entire inventory balance has been written off. Additionally, the Company settled the case entitled Tauriga Sciences, Inc. v. Cowan, Gunteski & Co., P.A., et al. that was ongoing for over one year. Due to the settlement of the lawsuit, the Company was able to record $2,050,000 in other income in the year ended March 31, 2018. With the collection of proceeds from the lawsuit, the Company was able to settle a number of its long outstanding payables and was able to pay certain of its convertible notes payable, as well as invest in trading and non-trading securities to leverage its operating business. As a result of these two events, the Company was able to rely much less on third-party borrowing during most of the fiscal year while continuing to develop its business. As a result of some of these investments, the Company was able to recognize other income of $151,605, that partially offset their operating losses, resulting in a net loss in the amount of $476,746 for the nine months ended December 31, 2018 compared to a net income of $336,854 for the same period in the prior year as a result of the lawsuit settlement. Also, as a result of this activity the Company had a working capital surplus of $149,147 at December 31, 2018 compared to $367,760 at March 31, 2018. The Company has, however, needed to take on more debt leading up to the launch of Tauri-gumTM. The Company believes that there is uncertainty with respect to continuing as a going concern until the operating business can achieve more than nominal sales and profitable operations and sustain cash flow to operate the Company for a period of twelve months. Management’s plans with respect to this include raising capital through equity markets and convertible debt offerings to fund future operations and cultivating new license agreements or acquiring ownership in technology or other operating companies or formulating relationships such as the one with BLINK or Tauri-GumTM. In addition, the Company, uplisted to the OTC:QB effective July 30, 2018 to have easier access to capital through larger investors. The Company intends to continue funding its operations either through cash-on-hand or through financing alternatives. In the event the Company does need to raise additional capital to fund operations or engage in a transaction, failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations. Even if the Company does raise sufficient capital to support its operating expenses, acquire new license agreements or ownership interests in life science companies and generate adequate revenues, or the agreements entered into recently are successful, there can be no assurances that the revenues will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern as determined by management. However, the accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We currently have one off balance sheet arrangement.

On December 20, 2018, the Company entered into security purchase agreement with Adar Alef, LLC whereby the Company issued two 8% convertible redeemable notes in the cumulative principal amount of $110,000. The first 8% note for $55,000 was funded with net proceeds of $47,500, after the deduction of $5,000 for OID and $2,500 in legal fees. The second 8% note (the “Back-End Note”) is initially paid for by an offsetting promissory note issued by Adar Alef, LLC to the Company (the “Note Receivable”). The terms of the Back-End Note require cash funding prior to any conversion thereunder. The Note Receivable is due December 20, 2019, unless certain conditions are not met, in which case both the Back-End Note and the Note Receivable may both be cancelled. Both the First Note and the Back-End Note have a maturity date one year from the date of issuance upon which any outstanding principal and interest is due and payable. The face value amount plus accrued interest under both the First Note and the Back-End Note are convertible into shares of the Company’s common stock at a price for each share of common stock equal to 60% of the lowest daily VWAP of the common stock as reported on the National Quotations Bureau OTC Markets market on which the Company’s shares are traded or any exchange upon which the common stock may be traded in the future, for the 20 prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. In the event the Company experiences a DTC “chill” on its shares, the conversion price shall be decreased to 50% instead of 60% while that “chill” is in effect. Upon an event of default, principal and accrued interest will become immediately due and payable under the notes. Additionally, upon an event of default, both notes will accrue interest at a default interest rate of 24% per annum or the highest rate of interest permitted by law. Further, certain events of default may trigger penalty and liquidated damage provisions. This note contains a provision where if the Company shall have defaulted on or breached any term of any other note of similar debt instrument into which the Company has entered and failed to cure such default within the appropriate grace period they would be considered in default of this note. During the first six months this Note is in effect, the Company may redeem this Note by paying to the Holder an amount equal to 140% of the face amount plus any accrued interest. This Note may not be prepaid after the six-month anniversary of the Issuance Date. The back-end note may not be repaid. The note holder may redeem this note at any time after the first six months.

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

Changes in Internal Control over Financial Reporting

As of December 31, 2018, the Company has an Audit Committee. Director, Thomas Graham is the Audit Committee Chair.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of January 28, 2019, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

ITEM 1A. RISK FACTORS.

The Company is attempting to enter a new line of business which is highly competitive and if not a regulated today it may be regulated in the future.

Entering a new line of business has many risks including obtaining sufficient capital to cover startup expenses and to continue to fund operations until sales are sufficient to fund ongoing operations. A new business line may never generate significant revenues, bring products to market or have enough sales to be profitable, as the case may be. With respect to any new line of business, including our entry into the CBD line of products vis-a-vis our Tauri-GumTM product, we may have competitors that are better established in the market, have greater experience with such line of business or have greater resources than we do. We anticipate that products will be developed for and distributed to the retail market, but there can be no guaranty that sufficient revenue to support operations will ever be generated. Furthermore, we have limited experience in marketing consumer products, including lip balm and chewing gum products, and may have limited experience with respect to any other line of business we may enter into as we seek to expand our operations. Due to this competition, there is no assurance that we will not encounter difficulties in obtaining revenues and market share or in the positioning of our products. There are no assurances that competition in our respective industries will not lead to reduced prices for our products. If we are unable to successfully compete with existing companies and new entrants to the market this will have a negative impact on our business and financial condition.

Although we believe that our products and processes do not and will not infringe upon the patents or violate the proprietary rights of others, it is possible such infringement or violation has occurred or may occur, which could have a material adverse effect on our business.

We are not aware of any infringement by us of any person’s or entity’s intellectual property rights. In the event that products we sell or processes we employ are deemed to infringe upon the patents or proprietary rights of others, we could be required to modify our products or processes or obtain a license for the manufacture and/or sale of such products or processes or cease selling such products or employing such processes. In such event, there can be no assurance that we would be able to do so in a timely manner, upon acceptable terms and conditions, or at all, and the failure to do any of the foregoing could have a material adverse effect upon our business.

There can be no assurance that we will have the financial or other resources necessary to enforce or defend a patent infringement or proprietary rights violation action. If our products or processes are deemed to infringe or likely to infringe upon the patents or proprietary rights of others, we could be subject to injunctive relief and, under certain circumstances, become liable for damages, which could also have a material adverse effect on our business and our financial condition.

We may not be able to effectively manage our growth or improve our operational, financial, and management information systems, which would impair our results of operations.

Our ability to grow successfully requires an effective planning and management process. In the near term, we intend to expand the scope of our operations activities significantly. If we are successful in executing our business plan, we will experience growth in our business that could place a significant strain on our business operations, finances, management, and other resources. The factors that may place strain on our resources include, but are not limited to, the following:

●	The need for continued development of our financial and information management systems;
●	The need to manage strategic relationships and agreements with manufacturers, distributors, customers, and partners; and
●	Difficulties in hiring and retaining skilled management, technical, and other personnel necessary to support and manage our business.

Additionally, our strategy envisions a period of growth that may impose a significant burden on our administrative, infrastructure and operational resources. Our ability to effectively manage growth will require us to substantially and timely expand the capabilities of our administrative and operational resources and to attract, train, manage, and retain qualified management and/or other personnel. There can be no assurance that we will be successful in recruiting and retaining new employees or retaining existing employees.

We cannot provide assurances that our management will be able to manage this growth effectively, efficiently or in a timely manner. Our failure to successfully manage growth could result in our sales not increasing commensurately with capital investments or otherwise materially adversely affecting our business, financial condition, results of operations or future prospects. Our controls, systems, procedures and resources are currently not adequate to support a changing and growing company.

We are and will be dependent on the popularity of consumer acceptance of our product lines, including Tauri-GumTM.

Our ability to generate revenue and be successful in the implementation of our business plan is dependent on consumer acceptance and demand of our product lines, including Tauri-GumTM. Acceptance of our products will depend on several factors, including availability, cost, familiarity of product benefits, convenience, effectiveness, safety, and reliability. If customers do not accept our products, or if we fail to meet customers’ needs and expectations adequately, our ability to continue generating revenues could be reduced or otherwise materially impacted.

Federal regulation and enforcement may adversely affect the implementation of cannabis laws and regulations may negatively impact our business operations, revenues and profits.

Currently, there are 33 states in the United States, plus the District of Columbia, that have laws and/or regulations that recognize, in one form or another, medical benefits or other uses for cannabinoid (CBD) infused or cannabis related products. These states have also passed laws governing the use and sale of cannabis products and others are considering similar legislation. Our Tauri-GumTM product line does not contain psychoactive substances also present in the cannabis plant, such as Tetrahydrocannabinol or THC.

Nonetheless, at least some provisions of these state laws are in direct conflict with the United States Federal Controlled Substances Act (21 U.S.C. § 811) (“CSA”), which places controlled substances, including cannabis, in a schedule. Cannabis is classified as a Schedule I drug, which is viewed as having a high potential for abuse, has no currently-accepted use for medical treatment in the U.S., and lacks acceptable safety for use under medical supervision. Under the CSA, the policies and regulations of the federal government and its agencies are that cannabis has no medical benefit and a range of activities including cultivation and the personal use of cannabis is prohibited. Uncertainty remains the rule under the CSA. There is disagreement between the government and the courts regarding the precise scope of the CSA. Some courts have held that CBD is excluded from the CSA, which they believe, only covers the THC chemical. Others have held that CBD is covered by the CSA when it is derived from the cannabis plant. On December 20, 2018, the Agricultural Improvement Act of 2018 (the “2018 Farm Bill”) legalized the cultivation and production of hemp, a variation on the cannabis plant that contains CBD but less than 0.3% THC (the psychoactive chemical of the cannabis plant), providing at least some certainty about sources of legal CBD.

Unless and until Congress amends the CSA to clarify precisely what is covered by the CSA, as to the timing or scope of any such potential amendments there can be no assurance, there is a risk that federal authorities may enforce current federal law against us despite our efforts to source our products from legal sources, and we may be deemed to be producing and/or dispensing marijuana-based products in violation of federal law. Active enforcement of the current federal regulatory position on cannabis may thus directly or indirectly, and adversely, affect our business, operations, revenues and any profits. The risk of strict enforcement of the CSA in light of Congressional activity, judicial holdings, and stated federal policy remains uncertain.

In an effort to provide guidance to federal law enforcement, the DOJ had previously issued guidance regarding marijuana enforcement to all United States Attorneys in a memorandum from then Attorney General David Ogden on October 19, 2009, in a memorandum from Deputy Attorney General James Cole on June 29, 2011 and in a memorandum from Deputy Attorney General James Cole on August 29, 2013. Each memorandum provided that the DOJ is committed to the enforcement of the CSA, but, the DOJ is also committed to using its limited investigative and prosecutorial resources to address the most significant threats in the most effective, consistent, and rational way; however, on January 4, 2018, the U.S. Attorney General of the Department of Justice revoked the Ogden Memo and the Cole Memos.

The DOJ has not historically devoted resources to prosecuting individuals whose conduct is limited to possession of small amounts of marijuana for use on private property but has relied on state and local law enforcement to address marijuana activity. In the event the DOJ reverses its stated policy and begins strict enforcement of the CSA in states that have laws legalizing medical marijuana and recreational marijuana in small amounts, there may be a direct and adverse impact to our business and our revenue and profits. Furthermore, H.R. 83, enacted by Congress on December 16, 2014, provides that none of the funds made available to the DOJ pursuant to the 2015 Consolidated and Further Continuing Appropriations Act may be used to prevent certain states from implementing their own laws that authorized the use, distribution, possession, or cultivation of medical marijuana.

Cannabis and Cannabis products remains illegal under federal law.

Cannabis/Marijuana is a Schedule-I controlled substance and is illegal under federal law. Even in those states in which the use of marijuana has been legalized, its use remains a violation of federal law. Since federal law criminalizing the use of marijuana can be enforced independent of state laws that legalize its use, strict enforcement of federal law regarding marijuana would likely result in our inability to proceed with our business plan, especially in respect of our marijuana cultivation, production and dispensaries. In addition, our assets, including real property, cash, equipment and other goods, could be subject to asset forfeiture because marijuana is still federally illegal.

Variations in state and local regulation, and enforcement in states that have legalized cannabis, may restrict cannabis-related activities, which may negatively impact our revenues and prospective profits.

Individual state laws do not always conform to the federal standard or to other states' laws. States that have decriminalized marijuana have created legal regimes, structures, and rules related to the use, cultivation, manufacture, distribution, transportation, and sale of medical cannabis and related products. These legal regimes often require companies to apply for and be awarded a license in order to operate a cannabis business operation. We plan to operate our cannabis business as a white label operation, however, if we are deemed to be operating our business without a required license this could impact our ability to maintain this business or subject us to significant penalties, fees, fines, or other financial consequences. If our partners lose their license this could also significantly impact our revenues as a result of lost profits while we sought out new partners or waiting for current partners to become compliant.

State laws and regulations are also still in flux as states figure out how best to regulate new products. State laws may change in unexpected ways that could result in our partners losing their license, being forced to change their products or services, or raise prices, all of which could impact our revenues and prospective profits.

State laws may prohibit white labeling, which would force us to abandon our current business strategy with regard to our CBD products or rework our current relationships with our partners, which would significantly impact our revenues and prospective profits.

Laws regarding the transportation of Cannabis may change

Transportation of cannabis is governed by both state and federal law. The interaction between these two legal regimes creates legal and practice difficulties in getting products to market. Changes in state law related to the transportation of cannabis may significantly impact our ability to get products to market or may raise the cost of doing so, which would impact our revenue and potential profits. Both state and federal law make it illegal to transport cannabis products across state lines. Any accidental or intentional transportation of our products across state lines could, therefore, result in significant consequences including loss of a state issues license or permit, financial penalties, seizure of our products, and prosecution for the illegal transportation of a Schedule I substance. These consequences may impact our revenues, potential profits, or ability to continue operating in this line of business.

Prospective customers may be deterred from doing business with a company with a significant nationwide online presence because of fears of federal or state enforcement of laws prohibiting possession and sale of medical or recreational marijuana.

Our website is visible in jurisdictions where medicinal and adult use of marijuana is not permitted and, as a result, we may be found to be violating the laws of those jurisdictions. Having to block access to our website in certain jurisdictions may negatively impact our visibility and ability to secure partnerships with companies or engage consumers in those areas.

Tax laws related to cannabis may impact our ability to generate revenue or potential profits.

Section 280E of the Internal Revenue Code prohibits marijuana businesses from deducting their ordinary and necessary business expenses, forcing us to pay higher effective federal tax rates than similar companies in other industries. The effective tax rate on a marijuana business depends on how large its ratio of nondeductible expenses is to its total revenues. Therefore, our marijuana business may be less profitable than it could otherwise be.

State tax laws are also changing. Even though state taxes are already high, many local jurisdictions are imposing heavy additional taxes either as a disincentive for cannabis companies to operate there or in order to cash in on the growing number of cannabis companies paying taxes. These taxes may overwhelm our partner companies causing them to go out of business or raise prices for their services, which in turn may impact our revenues and profits by forcing us to find different partners in more tax friendly areas or pay higher prices.

If we incur substantial liability from litigation, complaints, or enforcement actions, our financial condition could suffer.

Our participation in the cannabis industry may lead to litigation, formal or informal complaints, enforcement actions, and inquiries by various federal, state, or local governmental authorities against us. Litigation, complaints, and enforcement actions could consume considerable amounts of financial and other corporate resources, which could have a negative impact on our sales, revenue, profitability, and growth prospects. We have not been, and are not currently, subject to any material litigation, complaint, or enforcement action regarding cannabis or cannabis products (or otherwise) brought by any federal, state, or local governmental authority. However, should we become the subject of litigation, the cost to defend such litigation may be significant and may require a diversion of our resources. There also may be adverse publicity associated with litigation that could negatively affect customer perception of our business, regardless of whether the allegations are valid or whether we are ultimately found liable. We don’t currently carry litigation liability insurance, and, therefore, the Company could be significantly financially burdened by legal claims, litigation or administrative proceedings against us.

We may have difficulty accessing the service of banks, which may make it difficult for us to operate.

Since the use of marijuana and certain cannabis products is illegal under federal law, some banks may not accept for deposit funds from businesses involved with the cannabis industry. Consequently, businesses involved in this industry often have difficulty finding a bank willing to accept their business. The inability to open or maintain bank accounts may make it difficult for us to operate our medical and adult use marijuana businesses. If any of our bank accounts are closed, we may have difficulty processing transactions in the ordinary course of business, including paying suppliers, employees and landlords, which could have a significant negative effect on our operations.

We may be classified as an inadvertent investment company.

We are not primarily engaged in the business of investing, reinvesting, or trading in securities, and we do not hold ourselves out as being engaged in those activities. Under the Investment Company Act of 1940, as amended (the “1940 Act”), however, a company may be deemed an investment company under section 3(a)(1)(C) of the 1940 Act if the value of its investment securities is more than 40% of its total assets (exclusive of government securities and cash items) on a consolidated basis.

As a result of our December 13, 2017 purchase of shares of Vistagen Therapeutics Inc. (NASDAQ: VTGN), and all of the subsequent investments the Company has made in public and privately held companies in the past year, the investment securities presently held by us exceeds 40% of our total assets, exclusive of cash items and, accordingly, we are currently an inadvertent investment company. As of December 31, 2018 the Company holds common stock in four companies and warrants exercisable for common stock in two companies. An inadvertent investment company can avoid being classified as an investment company if it can rely on one of the exclusions under the 1940 Act. One such exclusion, Rule 3a-2 under the 1940 Act, allows an inadvertent investment company a grace period of one year from the earlier of (a) the date on which an issuer owns securities and/or cash having a value exceeding 50% of the issuer’s total assets on either a consolidated or unconsolidated basis and (b) the date on which an issuer owns or proposes to acquire investment securities having a value exceeding 40% of the value of such issuer’s total assets (exclusive of government securities and cash items) on an unconsolidated basis. For us, this grace period began on November 29, 2017 when we were paid aggregate consideration of $2,050,000 in settlement of our litigation with Cowan, Gunteski & Co., P.A., et al., and thus cash exceeded greater than 50% of our total assets. We are taking actions to cause the investment securities held by us to be less than 40% of our total assets, which may include acquiring assets with our cash on hand, consummating a significant merger/acquisition transaction, or liquidating our investment securities. We also may seek a no-action letter from the SEC if we are unable to acquire sufficient non-securities assets or liquidate sufficient investment securities in a timely manner.

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

There is no guarantee that we will ever be able to satisfactorily resolve our HerMan® product tube defect issue with the vendor which may cause our joint venture with Ice + Jam to bear substantial non-recoverable losses. We may not be able to successfully resume operations if we cannot come to a satisfactory resolution with our current supplier. Further, if we need to source and qualify a new supplier for our HerMan® product, there may be substantial expenses as well as further significant time delay if we were forced to find and qualify a new supplier for our product. Management may decide that this joint venture is not profitable to continue if we cannot resolve these issues in a timely and efficient manner. The Company is still in the process of trying to resolve the packaging issue and cannot determine the impact that it will have on future revenue. The Company continues to evaluate this line of business and will decide by the end of the fiscal year if it will invest more money into this venture.

The Company has multiple convertible notes having cross default provisions.

Multiple notes issued by the Company contain provisions where if the Company shall have defaulted on or breached any term of any other note of similar debt instrument into which the Company has entered and failed to cure such default within the appropriate grace period they would be considered in default of this note. Should the Company for some reason default on one of its debt instruments, exercisable securities or convertible notes, if those instruments are not promptly cured other debt instruments or agreements could be caused, claimed or deemed to be in default, significantly increasing the principal amounts, amount of stock issuable and calculated interest rates thereunder.

Production expenses for our HERMAN® product may not decrease, and the product has significant concentration of customers and vendors.

During the quarter ended December 31, 2017, the Company launched HERMAN® lip balm product; however, in February of 2018, the Company’s strategy with respect to the HERMAN® product was materially negatively impacted by a series of product defects relating to the twisting mechanism of the lip balm tube. The Company promptly made the decision to work with the manufacturer to attempt to address and fix this defect issue (which the Company believes had affected approximately 30% of the initial product batch). This issue significantly increases the risk associated with this business opportunity and there can be no guarantee that this will be satisfactorily solved. Primarily as a result of this mechanical issue, the Company had no sales of the HERMAN® product during the nine-months ended December 31, 2018 and 2017. The Company has since removed the product from the website. As a result, the Company had written off the remaining inventory of $16,897 as of the quarter ended March 31, 2018 as it determined that the units are not usable. The Company is currently assessing whether it will continue to expend additional time and money into this product line and intends to come to a decision in this regard by the end of the Company’s fiscal year ending March 31, 2019.

There can be no assurance that previously interested clients, potential clients or distributors will continue to be interested, order in similar quantities to those requested, or if we will produce and sell the HERMAN® product.  Failure to retain this product line clients or obtain reasonably successful sale levels could adversely impact our revenues, if any. In addition, the vendor who previously handled this product formulation and filling the plastic tubes that house the product represented 51.8% of the cost of goods sold cost for the HERMAN® product.  If the Company restarts this product line and we were to have a disruption with this vendor, it could take time to replace that function, which could result in the Company having a significant delay or being unable to produce additional product, or in a timely fashion, which may increase our cost of goods. Since the manufacturing and assembly portion of our product life cycle are so concentrated in so few vendors we are exposed to significant risk to disruption of our supply of product. This risk can and has significantly affected our ability to supply this product to market. Issues of product quality have caused us such delays that we have not had product to sell and we may not be able to bring this product back to market.

We may need to increase our authorized shares of common stock under our articles of incorporation

In the future, we may need to amend our articles of incorporation to increase the number of shares of common stock that we are authorized to issue, reserve or otherwise offer. Such an amendment will require that the Company hold a meeting of its stockholders, reach quorum at such meeting (either in person or by proxy), which, under applicable Florida statute, in part requires the vote of a minimum of 50% plus one of our issued and outstanding shares of common stock as of the record date set for such stockholder meeting, the approval of a majority of the stockholders eligible to cast a vote at such stockholder meeting, and the satisfaction of such other rules and regulations for noticing and holding such a stockholder meeting under the Florida Business Corporation Act, pursuant to Regulation 14A of the SEC, and such other applicable rules and regulations.

We currently do not have sufficient shares authorized to satisfy the conversion and reservation of shares obligations of the purchase agreement and convertible note issued and entered into by the Company in January 2019; however, the convertible debt instruments provide that we have until April 15, 2019 to hold a stockholder meeting at which we have obtained the required quorum and approval of our stockholders described above. The failure to obtain such necessary approval to increase our authorized common stock could materially and negatively impact the Company and its stockholders, including a decrease in the price of our trading common stock, triggering a default and/or cross-default under our outstanding debt and convertible instruments (if not timely cured), a significant decrease in the conversion price and increase in the number of shares of common stock issuable thereunder, a default annual interest rate of 24%, among other material negative impacts. The complete terms of our purchase agreement, convertible debt instruments and related agreements are included as exhibits to our SEC filings.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On October 22, 2018, the Company settled a note with an individual for $25,500 cash and 1,000,000 common shares. The note was issued on February 22, 2013, in the amount of $15,000, bearing an interest rate of 8%. As of September 30, 2018, this note accrued interest of $7,026 (and $7,098 as of October 22, 2018). The Company for its third fiscal quarter ended December 31, 2018, will be recording a loss on the conversion of this note in the approximate amount of $30,000.

On October 24, 2018, the Company issued 1,750,000 commons share under a consulting contract for services to be rendered for the one-year period October 1, 2018 through September 30, 2019.

On January 23, 2019, the Company and Eagle Equities, LLC (“Eagle Equities”) consummated entry into a securities purchase agreement where the Company will borrow $62,000 at 8% annual interest under a one-year term convertible note. The note is convertible into restricted stock of the Company. In connection with this agreement, the Company issued 500,000 commitment shares having a value of $18,500 ($0.037 per share) which will be reflected as interest expense in the Company’s condensed consolidated statement of operations during the year ended March 31,2019. The restricted stock was valued at the closing price on January 18, 2019. Legal fees of $2,000 will be deducted from cash proceeds of the note payable to investor’s counsel. Under the note, the Company is required initially to reserve 18,500,000 shares of its common stock, and thereafter to reserve up to four times the discounted value of the note. The noteholder may, at any time, at its option, convert all or any amount of the principal face amount of the note then outstanding into shares of the Company’s common stock at a conversion price for each share of Common Stock equal to 65% of the Average of the two lowest closing bid prices of the Common Stock as reported on the National Quotations Bureau OTC Markets exchange which the Company’s shares are traded or any exchange upon which the Common Stock may be traded in the future, for the fifteen prior trading days, including the day upon which a notice of conversion is received by the Company. In the event the Company experiences a DTC “Chill” on its shares, the conversion price shall be decreased to 55% instead of 35% while that “Chill” is in effect. If the Company fails to maintain the share reserve at the four times discount of the note sixty days after the issuance of the note, the conversion discount shall be increased by 10%. This note contains a provision where if the Company shall have defaulted on or breached any term of any other note of similar debt instrument into which the Company has entered and failed to cure such default within the appropriate grace period they would be considered in default of this note. The funds from this offering will be used to fund operations, make the second payment on the first production run of Tauri-GumTM inventory and to start the process of increasing the authorized shares by amending the articles of incorporation.

On January 8, 2019 the Company entered into a security purchase agreement with an accredited investor to purchase 1,000,000 shares at $0.02 for a purchase price of $20,000. As of this report date the shares have not been issued. The proceed from stock sales were used in on going operation.

On January 11, 2019, the Company entered into a twelve-month consulting agreement with a consultant for services to be rendered in exchange for $2,000 cash and 1,250,000 shares of the Company’s restricted common stock. The shares of stock have a value of $61,875 ($0.0495 per share) based on the closing price of the Company’s stock on the date of the agreement. As of this report date the shares have not been issued. The consultant will assist the Company with customer acquisition, identifying potential investors and merger and acquisition candidates for the Company.

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

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable

ITEM 5. OTHER INFORMATION.

On January 23, 2019, the Company and Eagle Equities, LLC (“Eagle Equities”) consummated entry into a securities purchase agreement where the Company will borrow $62,000 at 8% annual interest under a one-year term convertible note. The note is convertible into restricted stock of the Company. In connection with this agreement the Company issued 500,000 commitment shares having a value of $18,500 ($0.037 per share) which will be reflected as interest expense in the Company’s condensed consolidated statement of operations during the year ended March 31,2019. The restricted stock was valued at the closing price on January 18, 2019. Legal fees of $2,000 will be deducted from cash proceeds of the note payable to investor’s counsel. Under the note the Company is required initially to reserve 18,500,000 shares of its common stock, and thereafter at all times reserve up to four times the discounted value of the note. The noteholder may, at any time, at its option, convert all or any amount of the principal face amount of this note then outstanding into shares of the Company’s common stock at a conversion price for each share of Common Stock equal to 65% of the average of the two lowest closing bid prices of the Common Stock as reported on the National Quotations Bureau OTC Markets exchange which the Company’s shares are traded or any exchange upon which the Common Stock may be traded in the future , for the fifteen prior trading days including the day upon which a notice of conversion is received by the Company. In the event the Company experiences a DTC “Chill” on its shares, the conversion price shall be decreased to 55% instead of 35% while that “Chill” is in effect. If the Company fails to maintain the share reserve at the four times discount of the note sixty days after the issuance of the note, the conversion discount shall be increased by 10%. This note contains a provision where if the Company shall have defaulted on or breached any term of any other note of similar debt instrument into which the Company has entered and failed to cure such default within the appropriate grace period they would be considered in default of this note.

During the first 180 days, the Company may prepay the principal amount of this note and accrued interest thereon, with a premium as follows: (a) 115% of the prepayment penalty for redemptions in the first 30 days after the Note issuance; (b) 120% of the prepayment amount if such prepayment was made at any time from (31 days after the issuance date until 60 days after the issuance date); (c) 125% of the prepayment amount if such prepayment was made at any time from 61 days after the issuance date until 90 days after the issuance date made; (d) 130% of the prepayment amount if such prepayment was made at any time from 91 days after the issuance date until 120 days after the issuance date made; and (e) 135% of the prepayment amount if such prepayment was made at any time from 120 days after the issuance date until 180 days after the issuance date. The note is not able to be prepaid after 180 days after the issuance date.

Upon an event of default (as defined and described in the note), among other default penalties, including daily liquidation damage payments and the possibility of an increase of the principal by up to 20% or 50%, as the case may be for certain events of default thereunder, annual interest shall accrue at a default interest rate of 24% per annum. If this Note is not paid at maturity, or within ten (10) days thereof, the outstanding principal due under this Note shall increase by 10%. Further, if the Company is delinquent on its periodic SEC reports after the six-month anniversary of the note, then the holder shall be entitled to use the lowest closing bid price during the delinquency period as a base price for the conversion, whereby if, e.g., the lowest closing bid price during the delinquency period is $0.10 per share and the conversion discount is 50% then the Holder may elect to convert future conversions at $0.05 per share.

The Company and Eagle Equities entered into a side letter agreement contemporaneous to the securities purchase agreement and note. Under the terms of the side letter, Eagle Equities acknowledges that the Company currently has an insufficient number of authorized shares of Common Stock available to reserve the required number of shares of Common Stock for conversion of the note. In order to remedy this share reservation and conversion issue, the Company has agreed that it shall use commercially reasonable efforts to obtain shareholder approval on or before April 15, 2019 to amend its articles of incorporation to increase its authorized share capital to provide for a sufficient number of shares of Common Stock to satisfy the conversion rights of Eagle Equities under the securities purchase agreement and note. Eagle Equities further agrees that until the earlier to occur of (i) the increase in the Company’s authorized share capital or (ii) April 15, 2019, it shall not and has no right to seek, provide notice of or demand any conversions under the note or seek additional shares of Common Stock, or to claim a default, damages or other penalties thereunder.

ITEM 6. EXHIBITS.

Exhibit 10.1	Convertible note dated October 25, 2018 for $180,000 with GS Capital, LLC (1)

Exhibit 10.2	Securities Purchase Agreement with GS Capital, LLC dated October 25, 2018 concerning the $180,000 convertible note (1)

Exhibit 10.3	Settlement agreement dated, October 23, 2018, with individual note holder for $15,000 convertible note (1)

Exhibit 10.4	Convertible note consummated January 23, 2019 for $62,000 with Eagle Equities LLC (2)

Exhibit 10.5	Securities Purchase Agreement with Eagle Equities LLC consummated January 23, 2019 concerning the $62,000 convertible note (2)

Exhibit 10.6	Side letter agreement dated January 18, 2019 to the $62,000 Convertible note with Eagle Equities LLC consummated January 23,2019 (2)

Exhibit 10.7	Securities purchase agreement with Adar Alef dates December 20, 2018 (2)

Exhibit 10.8	One year 8% Convertible note with Adar Alef dates December 20, 2018 (2)

Exhibit 10.9	One year 8% Convertible back-end note with Adar Alef dates December 20, 2018 (2)

Exhibit 10.10	Collateralized secured promissory note from Adar Alef dated December 20, 2019 (2)

Exhibit 10.11	Manufacturing agreement with Per Os Biosciences dated December 28, 2018 (2)

Exhibit 10.12	January 11, 2019 consulting agreement for 1,250,000 restricted common shares (2)

Exhibit 10.13	Securities purchase agreement dated January 8, 2019 for 1,000,000 shares at $0.02 (2)

Exhibit 31.1	Certification of Chief Executive Officer of Tauriga Sciences, Inc. Required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Principal Accounting Officer of Tauriga Sciences, Inc. Required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Principal Executive Officer of Tauriga Sciences, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63

Exhibit 32.2	Certification of Principal Accounting Officer of Tauriga Sciences, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63

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

Exhibit 101

101.INS	- XBRL Instance Document

101.SCH	- XBRL Taxonomy Extension Schema Document

101.CAL	- XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	- XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	- XBRL Taxonomy Extension Label Linkbase Document

101.PRE	- XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed by reference on form 10Q October 31, 2018
(2)	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAURIGA SCIENCES, INC. (Registrant)

Date: January 29, 2019	By:	/s/ Seth M. Shaw
Seth M. Shaw
Chief Executive Officer

	By:	/s/ Kevin P. Lacey
Kevin P. Lacey
Chief Financial Officer

