Form 10-K
period 2019-03-31
TAURIGA SCIENCES, INC.
filed 2019-06-27
CIK 1142790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2019

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from April 1, 2018 to March 31, 2019

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

On September 28, 2018, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $1,350,492 based upon the closing price on that date of the Common Stock of the registrant on the OTC Bulletin Board system of $0.0269. For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its Common Stock are deemed affiliates of the registrant.

As of as of June 26, 2019, the registrant had 72,925,920 shares of its Common Stock, $0.00001 par value, outstanding.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	TAUG	OTCQB

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

PART I

ITEM 1. BUSINESS

General Overview

Tauriga Sciences, Inc. (the “Company”) is a Florida corporation, with its principal place of business being located at 555 Madison Avenue, Fifth Floor, New York, NY 10022. Prior to December 12, 2011, the Company was involved in the business of exploiting new technologies for the production of clean energy. The Company has, over time, moved into that of a diversified life sciences technology company, with its mission to operate a revenue generating business, while continuing to evaluate potential acquisition candidates operating in the life sciences technology space.

TAURI-GUMTM

In October 2018, the Company’s management, along with its board of directors, began to explore the possibility of launching a cannabidiol (“CBD”) infused gum product line into the commercial marketplace. After several weeks of diligence, discussions with various parties and exploratory meetings, the Company made the determination to move forward with this business opportunity.

To begin this process, during the quarter ended December 31, 2018, the Company began discussions with a Maryland based chewing gum manufacturer - Per Os Biosciences LLC (“Per Os Bio”), which consummated in a manufacturing agreement in late December 2018 to launch and bring to market a white label line of CBD infused chewing gum under the brand name Tauri-GumTM. We have filed for trademark protection with the United States Patent and Trademark Office for our CBD infused chewing product line, including applications filed in April 2019 for TAURI-GUMMITM and TAURI-GUMMIESTM.

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

The Company’s gum formulation includes distinctive features: allergen free, gluten free, vegan, kosher (K-Star certification), and incorporates a proprietary manufacturing process. See our “Risk Factors” contained in this Annual Report, including with respect, but not limited, to Federal laws and regulations that govern CBD and cannabis.

The Company’s E-commerce website is www.taurigum.com. The Company has also secured storage space near its New York City headquarters.

During the first quarter of fiscal year 2020, the Company began production of Blood Orange flavor of Tauri-GumTM. The Company plans to offer Pomegranate flavored Tauri-GumTM in the near term, which will be in addition to their mint and blood orange flavored products.

On April 9, 2019, the Company announced that it is developing a special miniaturized version of Tauri-GumTM for sale at airport retail stores. The Company envisions this Airport version consisting of a miniaturized blister pack (containing three pieces of its CBD Infused gum), with an anticipated retail price of $6.99 per unit.

The Company is also working on developing CBD Gum-Infused Lollipops and gummi products.

Subsequent to our fiscal year end of March 31, 2019, the Company entered into several agreements with distributors to arrange for the distribution of this product line, as described below.

E&M Distribution Agreement

On April 1, 2019, the Company entered into a comprehensive distribution agreement with E&M Ice Cream Company (“E&M”) to establish Tauri-GumTM in the New York City metropolitan area marketplace (the “E&M Distribution Agreement”). Under terms of this Agreement, E&M will distribute Tauri-GumTM to hundreds of NYC based retail store locations by the summer of 2019, with the goal of exceeding 1,000 locations by the end of fiscal 2019. As of May 31, 2019, the Company’s product is in at least 287 locations. The Company has supported the NYC Tauri-GumTM commercial launch with substantial levels of both financial resources and marketing support. The Company has made the strategic decision to initially largely focus its commercialization efforts on the New York City retail marketplace due to excellent NYC distribution relationships and the Company’s belief that it can launch its Tauri-GumTM brand in NYC in an efficient and cost-effective manner. Also, the Company has both received payment for and delivered the product for its previously announced $54,000 Tauri-GumTM purchase order during March 2019. The Company has agreed to issue a one-time issuance of 1,000,000 restricted shares of the Company’s common stock, and to tender a one-time cash payment of $125,000 to E&M. This $125,000 cash component was paid in full to E&M on April 1, 2019, and the value of the shares will be reflected in stock-based compensation based on the grant date of April 1, 2019. The Company is awaiting issuance instructions from E&M to issue the shares.

South Florida Region Distribution Agreement

On April 8, 2019, the Company entered into a non-exclusive distribution agreement with IRM Management Corporation (“IRM”), an established medical practice management firm (the “IRM Distribution Agreement”). The purpose of the IRM Distribution Agreement is to target our Tauri-GumTM product to the South Florida based medical market, including chiropractors, orthopedists, as well as prospective retail customers in this geographic area.

Under terms of this IRM Distribution Agreement, the Company will work closely with IRM to promote Tauri-GumTM. In connection with this IRM Distribution Agreement, the Company has also agreed to a one-time issuance of 450,000 shares of the Company’s restricted common stock and a cash stipend of $10,000 to IRM. As of the date of this report, only $2,000 of the $10,000 cash stipend has been paid. The value of the restricted shares will be reflected in stock-based compensation based on the grant date of April 8, 2019.

North Eastern United States Distribution Agreement

On April 30, 2019, the Company, entered into a non-exclusive comprehensive distribution agreement with Sai Krishna LLC (“SKL”), a New Jersey based distributor, with relationships in the Northeast region of the United States and Asia, with the intention of increasing and accelerating market penetration of the Company’s Tauri-GumTM product line in the applicable regions.

In connection with the SKL Agreement, the Company agreed to a one-time issuance of an aggregate of 1,000,000 restricted shares of the Company’s common stock, which are subject to the customary resale and transfer restrictions imposed under the rules and regulations of the Securities and Exchange Commission. The foregoing equity issuance to SKL and the other named persons affiliated with SKL was issued in accordance with the following schedule: (i) to Mr. Mahesh Lekkala, 500,000 restricted shares the Company’s common stock within ten (10) business days of April 30, 2019; and (ii) to SKL, 500,000, which were permitted to be immediately allocated by SKL to persons within its organization and, as such, (a) 250,000 of such shares shall be issued to Sai Krishna within ten (10) business days of April 30, 2019, and the additional issuance of (b) 250,000 of such shares shall be issued to Sai Krishna within ten (10) business days of August 1, 2019. Other than the payment terms for Tauri-GumTM product purchased and distributed under the terms of the Agreement, there is no additional cash payment due or owing by the Company thereunder. The value of the shares will be reflected as stock-based compensation with a grant date of April 30, 2019. All but 250,000 shares were expensed the date of issuance, with those 250,000 shares valued over the term of the one-year agreement.

On May 11, 2019, the Company entered into a consulting agreement pursuant to the terms of the SKL distribution agreement, whereby Ms. Neelima Lekkala was appointed Vice President of Distribution & Marketing. This agreement has a one-year term and may be extended based upon mutual agreement of Ms. Lekkala and the Company. Ms. Lekkala will focus her efforts on the expansion of Tauri-GumTM in terms of gross sales and revenue growth through the acquisition of new customers, establishment of professional marketing materials & protocols, logistics improvement(s) and fulfillment services. Ms. Lekkala is not an executive officer of the Company and, therefore, is not deemed to be an affiliate of the Company. Ms. Lekkala’s compensation includes 250,000 shares of the Company’s restricted common stock, which are fully earned and vested upon the execution of her consulting agreement. These shares were issued May 20, 2019, having a value of $18,275 based on the closing price of the Company’s stock on that day. Additionally, Ms. Lekkala will receive a 30% commission on total gross sales through the sale of the Tauri-GumTM product line, which the Company may pay in either stock or cash at the election of Ms. Lekkala.

Food and Drug Administration

On May 31, 2019, the U. S. Food and Drug Administration (“FDA”) held public hearings to obtain scientific data and information about the safety, manufacturing, product quality, marketing, labeling, and sale of products containing cannabis or cannabis-derived compounds, including CBD. The hearing comes approximately five months after the Agricultural Improvement Act of 2018 (more commonly known as the Farm Bill), went into effect and removed industrial hemp from the Schedule I prohibition under the Controlled Substances Act (CSA) (industrial hemp means cannabis plants and derivatives that contain no more than 0.3 percent tetrahydrocannabinol, or THC, on a dry weight basis).

Though the Farm Bill removed industrial hemp from the Schedule I list, the Farm Bill preserved the regulatory authority of the FDA over cannabis and cannabis-derived compounds used in food and pharmaceutical products under the Federal Food, Drug, and Cosmetic Act (FD&C Act) and section 351 of the Public Health Service Act. The FDA has been clear that it intends to use this authority to regulate cannabis and cannabis-derived products, including CBD, in the same manner as any other food or drug ingredient. In addition to holding the hearing, the agency has requested comments by July 2, 2019 regarding any health and safety risks of CBD use, and how products containing CBD are currently produced and marketed. See our Risk Factors for more information about these items.

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

The Reverse Stock Split affected all issued and outstanding shares of common stock, as well as common stock underlying stock options, warrants and other convertible securities outstanding immediately prior to the effectiveness of the Reverse Stock Split. The Reverse Stock Split reduced the number of outstanding shares of the common stock outstanding prior to the Reverse Stock Split from 4,078,179,672 shares to 54,380,230 shares immediately following the Reverse Stock Split. No fractional shares were issued as a result of the Reverse Stock Split, and any such stockholders whose number of post-split shares would have resulted in a fractional number had his/her/its shares rounded up to the next number of shares. On July 30, 2018, the Company’s stock began trading on the OTC:QB.

All references set forth in this annual report to number of shares or per share data have been presented on a post reverse stock-split basis.

Cupuaçu Butter Lip Balm

On December 23, 2016, the Company entered into a non-exclusive 12-month license agreement (the “License Agreement”) with Cleveland, Ohio based cosmetics products company Ice + Jam LLC (“Ice + Jam”) to market Ice + Jam’s proprietary cupuaçu butter lip balm, sold under the trademark HerMan®. The two companies were to evenly share on a 50/50 basis any profits generated through the Company’s marketing, sales and distribution efforts. The Company had agreed to pay the production, marketing and start-up costs for all product it sells to retail customers or distributors. As part of the License Agreement, the Company issued 66,667 restricted shares of our common stock to Ice + Jam, which had a value of $27,500, based on the closing price of the stock on the day the Company entered into the agreement ($0.4125 per share). The cost of the shares were prorated over the term of the initial license.

During the quarter ended December 31, 2017, the Company launched a lip balm product (branded as HERMAN®). On November 27, 2017, the Company announced a 2-year extension to the existing non-exclusive License Agreement, extending it through December 23, 2019. The two companies reserved the right to request amendment of the License Agreement at any point during the effective term of the agreement. In February of 2018, the Company’s strategy with respect to the HerMan® product was negatively impacted by a series of product defects relating to the twisting mechanism of the lip balm tube. The Company was hopeful that this product would provide the Company with sustainable revenue at margins that would justify the initial expense and effort; however, as a result of the manufacturing issue and other factors, the Company made the determination to not invest additional capital resources into this product segment and discontinued this business unit’s operations as of March 31, 2019.

The Company had no sales of the HerMan® product during the year ended March 31, 2019 compared to $1,188 of sale during the year ended March 31, 2018, as reflected in discontinued operations. The Company has removed the product from the website. The remaining inventory of $16,897 was written off as of the previous year ended March 31, 2018 as it determined that the units were not usable.

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

On December 22, 2016, the Company entered in a membership interest transfer agreement with Open Therapeutics whereby the Company sold 80% of its membership interest in Pilus back to Open Therapeutics. Open Therapeutics agreed to terminate and cancel 80% of the unexercised portion of the warrant to purchase 385,569 shares (or 308,455 warrants) of the Company’s common stock. Open Therapeutics agreed to pay to the Company 20% of the net profit generated Pilus Energy from its previous year’s earnings, if any. The first $75,000 of such payments was to be retained by Pilus Energy as additional consideration for the sale, which was reflected as a contingent liability on the Company’s consolidated balance sheet. The Company further agreed it would vote its 20% membership interest in Pilus Energy in the same manner that Open Therapeutics votes its membership interest on all matters for which a member vote is required. Through March 31, 2019, there has been no activity recorded by Open Therapeutics with respect to Pilus Energy.

On January 12, 2019, the Company and Open Therapeutics agreed to extinguish the above described $75,000 contingent liability in exchange for a one-time issuance of 500,000 restricted shares of Company’s common stock. The shares were recorded at a value of $24,750 ($0.0495 per share) as a loss on settlement in the Company’s consolidated financial statements.

Tauriga Biz Dev Corp

On January 4, 2018, the Company announced that its Board of Directors unanimously approved the formation a wholly-owned subsidiary focused on acquiring interest(s) in patents and other intellectual property. This subsidiary, incorporated in Delaware, was named Tauriga IP Acquisition Corp. On March 25, 2018, the Company changed the name to Tauriga Biz Dev Corp.

On March 29, 2018 the Company, through Tauriga Biz Dev Corp. (“Tauriga BDC”), entered into an independent sales representative agreement with Blink Charging Co. (Nasdaq: BLNK) to be a non-exclusive independent sales representative. Under the terms of the agreement with Blink, the Company is permitted to solicit orders from potential customers for electric vehicle (“EV”) charging station placement. This sales agreement is a three-tier model based on whether Tauriga BDC contracts the new customer to purchase equipment outright from Blink or enter into one of two revenue-sharing agreements. In the case Tauriga BDC effectuates a sale of Blink equipment, it will receive a one-time sales commission based on the sales price of the equipment sale. In the case where Tauriga BDC secures a revenue sharing agreement with a customer where Blink remains the owner, Tauriga BDC will be paid an on-going commission based off of gross charger revenue, subject to which party paid for the installation. Commission payments under the revenue sharing agreement are subject to minimum revenue generation hurdles.

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

As of March 31, 2019, Tauriga BDC has not installed any of these machines in any locations, and no revenue has been generated through the Blink contract.

SUBSEQUENT EVENTS

Common Stock

Subsequent to March 31, 2019, the Company issued additional shares of common stock as follows: (i) 1,700,000 shares under distribution agreements (noted below); (ii) 888,308 shares for conversion of debt; (iii) 250,000 shares issued to Vice President of Distribution and Marketing; (iv) 1,000,000 shares issued for services rendered; (v) 750,000 shares for debt commitment and (vi) 714,286 shares under stock purchase agreements in consideration for $45,000 (average of $0.063 per share) to accredited investors that are unrelated third parties.

Corporate

On June 10, 2019, the Company formed a wholly owned subsidiary, Tauriga Sciences Limited, with the registrar of Companies for Northern Ireland. Tauriga Sciences Limited is a private limited Company. The entity was established in conjunction with online merchant services. In conjunction to this new entity the Company entered into a two-year lease commencing on June 11, 2019 and expiring on June 30, 2021. The office is located at Regus World Trade Centre Muelle de Barcelona, edif. Sur, 2a Planta Barcelona Cataluña 08039 Spain. Monthly rent payments will be approximately $201 per month (based on the contractual rate of €178 multiplied by the exchange rate on the day the lease agreement was entered into).

Tauri-GumTM

On April 9, 2019, the Company announced that it is developing a special miniaturized version of Tauri-GumTM for sale at airport retail stores. The Company envisions this Airport version consisting of a miniaturized blister pack (containing three pieces of its CBD Infused gum), with an anticipated retail price of $6.99 per unit.

The Company is also working on CBD Gum-Infused Lollipops and gummi products. During April 2019, the Company filed for trademark for TAURI-GUMMITM and TAURI-GUMMIESTM.

E&M Distribution Agreement

In connection with the E&M Distribution Agreement related to the sale and distribution of our Tauri-GumTM product line in the New York City Metropolitan area marketplace (as more fully described in Item 1, business overview, of this annual report), the Company agreed to a one-time issuance of 1,000,000 restricted shares of the Company’s common stock, and to tender a one-time cash payment of $125,000 to E&M. This $125,000 cash component was paid in full to E&M on April 1, 2019, and the value of the restricted shares will be reflected in stock-based compensation based on the grant date of April 1, 2019.

South Florida Region Distribution Agreement

On April 8, 2019, the Company entered into a non-exclusive distribution agreement with IRM Management Corporation (the “IRM Distribution Agreement”, as more fully described in Item 1, business overview, of this annual report), the purpose of which is to target our Tauri-Gum™ product to the South Florida based medical market, including chiropractors, orthopedists, as well as prospective retail customers in this geographic area. In connection with the IRM Distribution Agreement, the Company agreed to a one-time issuance of 450,000 shares of the Company’s restricted common stock and a cash stipend of $10,000 to IRM. As of the date of this report, $2,000 of the $10,000 cash stipend has been paid. The value of the shares will be reflected in stock-based compensation based on the grant date of April 8, 2019.

North Eastern United States Distribution Agreement

On April 30, 2019, the Company, entered into the SKL Agreement with Sai Krishna LLC (as more fully described in Item 1, business overview, of this annual report) with the intention of increasing and accelerating market penetration of the Company’s Tauri-GumTM product line in the applicable regions. In connection with the SKL Agreement, the Company agreed to a one-time issuance of an aggregate of 1,000,000 restricted shares of the Company’s common stock. The restricted equity issuance to SKL was completed in accordance with the following schedule: (i) to Mr. Mahesh Lekkala, 500,000 restricted shares the Company’s common stock within ten (10) business days of April 30, 2019; and (ii) to SKL, 500,000, which were permitted to be immediately allocated by SKL to persons within its organization and, as such, (a) 250,000 of such shares shall be issued to Sai Krishna within ten (10) business days of April 30, 2019, and the additional issuance of (b) 250,000 of such shares shall be issued to Sai Krishna within ten (10) business days of August 1, 2019. Other than the payment terms for Tauri-GumTM product purchased and distributed under the terms of the SKL Agreement, there is no additional cash payment currently due or owing by the Company thereunder. The value of the shares will be reflected as stock-based compensation with a grant date of April 30, 2019. All but 250,000 shares are expensed on this date, with those 250,000 shares valued over the term of the one-year agreement.

GS Capital Partners, LLC May and June – 2019 Notes

On May 24, 2019, the Company entered into a one year 8% $60,000 Convertible Note with GS Capital Partners, LLC pursuant to the terms of a Securities Purchase Agreement. The GS Capital Note has a maturity date of May 23, 2020 and carried a $5,000 original issue discount (such that $55,000 was funded to the Company on May 24, 2019). The holder is entitled, at its option, at any time after cash payment, to convert all or any amount of the principal face amount of the GS Note then outstanding into shares of the Company’s common stock at a price for each share of common stock equal to 66% of the lowest daily volume weighted average price (VWAP) of the common stock as reported on the National Quotations Bureau OTC Markets exchange, which the Company’s shares are traded or any exchange upon which the common stock may be traded in the future, for the fifteen (15) prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. Such conversion shall be effectuated by the Company delivering the shares of common stock to the holder within 3 business days of receipt by the Company of the notice of conversion. Accrued but unpaid interest shall be subject to conversion. To the extent the conversion price of the Company’s common stock closes below the par value per share, the Company will take all steps necessary to solicit the consent of the stockholders to reduce the par value to the lowest value possible under law. The Company agrees to honor all conversions submitted pending this increase. In the event the Company experiences a DTC “Chill” on its shares, the conversion price shall be decreased to 56% instead of 66% while that “Chill” is in effect. In no event shall the holder be allowed to affect a conversion if such conversion, along with all other shares of the Company common stock beneficially owned by the holder and its affiliates would exceed 9.9% of the outstanding shares of the common stock of the Company. During the first six months that the GS Capital Note is in effect, the Company may redeem the GS Note by paying to the holder an amount as follows: (i) if the redemption is within the first 90 days of the issuance date, then for an amount equal to 120% of the unpaid principal amount of this Note along with any interest that has accrued during that period, (ii) if the redemption is after the 91st day, but less than the 180th day of the issuance date, then for an amount equal to 133% of the unpaid principal amount of this Note along with any accrued interest. The GS Note may not be redeemed after 180 days. The Company may not redeem the GS Capital Note after the 180th day from entering into it. Upon an event of default, among other default provisions set forth in the GS Capital Note, (i) interest shall accrue at a default interest rate of 24% per annum or, if such rate is usurious or not permitted by current law, then at the highest rate of interest permitted by law. (ii) if the Company shall fail to deliver to the holder the shares of common stock without restrictive legend (when permissible in accordance with applicable law) within three (3) business days of its receipt of a notice of conversion, then the Company shall pay a penalty of $250 per day the shares are not issued beginning on the 4th day after the conversion notice was delivered to the Company (which shall be increased to $500 per day beginning on the 10th day); (iii) if the Company’s stock ceases to be listed on an exchange, its stock is suspended from trading for more than 10 consecutive trading days or the Company ceases to file its reports with the SEC under the Securities Exchange Act of 1934, as amended, then the outstanding principal due under the GS Capital Note shall increase by 50%; or (iv) if the GS Capital Note is not paid at maturity, the outstanding principal due under this Note shall increase by 10%.

In connection with the GS Capital Note, the Company issued irrevocable transfer agent instructions reserving 3,327,000 shares of its Common Stock for conversions under this Note equal to two and a half times the discounted value of the Note (the “Share Reserve”) within 5 days from the date of execution, and shall maintain a 2.5 times reserve for the amount then outstanding. Upon full conversion of this Note, any shares remaining in the Share Reserve shall be cancelled.

On June 7, 2019, GS Capital Partners, LLC converted $40,000 of principal and $1,973 of accrued interest into 888,308 shares of common stock pursuant to the October 25, 2018 one-year $180,000 convertible note.

On June 21, 2019, the Company entered into a one year 8% $60,000 Convertible Note with GS Capital Partners, LLC pursuant to the terms of a Securities Purchase Agreement. The GS Capital Note has a maturity date of June 21, 2020 and carried a $5,000 original issue discount (such that $55,000 was funded to the Company on June 21, 2019). The holder is entitled, at its option, at any time after cash payment, to convert all or any amount of the principal face amount of the GS Note then outstanding into shares of the Company’s common stock at a price for each share of common stock equal to 66% of the lowest daily volume weighted average price (VWAP) of the common stock as reported on the National Quotations Bureau OTC Markets exchange, which the Company’s shares are traded or any exchange upon which the common stock may be traded in the future, for the fifteen (15) prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. Such conversion shall be effectuated by the Company delivering the shares of common stock to the holder within 3 business days of receipt by the Company of the notice of conversion. Accrued but unpaid interest shall be subject to conversion. To the extent the conversion price of the Company’s common stock closes below the par value per share, the Company will take all steps necessary to solicit the consent of the stockholders to reduce the par value to the lowest value possible under law. The Company agrees to honor all conversions submitted pending this increase. In the event the Company experiences a DTC “Chill” on its shares, the conversion price shall be decreased to 56% instead of 66% while that “Chill” is in effect. In no event shall the holder be allowed to affect a conversion if such conversion, along with all other shares of the Company common stock beneficially owned by the holder and its affiliates would exceed 9.9% of the outstanding shares of the common stock of the Company. During the first six months that the GS Capital Note is in effect, the Company may redeem the GS Note by paying to the holder an amount as follows: (i) if the redemption is within the first 90 days of the issuance date, then for an amount equal to 120% of the unpaid principal amount of this Note along with any interest that has accrued during that period, (ii) if the redemption is after the 91st day, but less than the 180th day of the issuance date, then for an amount equal to 133% of the unpaid principal amount of this Note along with any accrued interest. The GS Note may not be redeemed after 180 days. The Company may not redeem the GS Capital Note after the 180th day from entering into it. Upon an event of default, among other default provisions set forth in the GS Capital Note, (i) interest shall accrue at a default interest rate of 24% per annum or, if such rate is usurious or not permitted by current law, then at the highest rate of interest permitted by law. (ii) if the Company shall fail to deliver to the holder the shares of common stock without restrictive legend (when permissible in accordance with applicable law) within three (3) business days of its receipt of a notice of conversion, then the Company shall pay a penalty of $250 per day the shares are not issued beginning on the 4th day after the conversion notice was delivered to the Company (which shall be increased to $500 per day beginning on the 10th day); (iii) if the Company’s stock ceases to be listed on an exchange, its stock is suspended from trading for more than 10 consecutive trading days or the Company ceases to file its reports with the SEC under the Securities Exchange Act of 1934, as amended, then the outstanding principal due under the GS Capital Note shall increase by 50%; or (iv) if the GS Capital Note is not paid at maturity, the outstanding principal due under this Note shall increase by 10%.

In connection with the GS Capital Note, the Company issued irrevocable transfer agent instructions reserving 2,650,000 shares of its Common Stock for conversions under this Note equal to two and a half times the discounted value of the Note (the “Share Reserve”) within 5 days from the date of execution, and shall maintain a 2.5 times reserve for the amount then outstanding. Upon full conversion of this Note, any shares remaining in the Share Reserve shall be cancelled.

ASP September 2015 Note

On May 29, 2019, the Company and Alternative Strategy Partners PTE Ltd. (“ASP”) consummated the retirement of that certain $180,000 face value non-convertible bridge loan agreement (“ASP Loan Agreement”), which had been entered into by the Company and ASP on September 23, 2015. As disclosed on the Company’s quarterly report on Form 10-Q (filed January 21, 2019), the ASP Loan Agreement matured in December 2015 and carried a liability (principal and accrued interest) on the Company’s books of $113,468. By way of background, under the terms of the ASP Loan Agreement, $90,000 (of the 180,000 principal loan) was to be wired by ASP directly to Eishin Co., Ltd. (“Eishin”), a Japanese based consumer product firm, in exchange for an equity stake in Eishin by the Company; however, the remaining $90,000 was never documented or evidenced as being sent, and the Company never received any shares of common or other class of stock in Eishin, which formed the basis of the Company’s disputed balance with ASP.

In settlement of the aggregate sums claimed to be owed by ASP under the ASP Loan Agreement, the Company agreed to transfer and assign to ASP all right, title and interest it has or may have in securities of Eishin, and to do all things necessary to effect such transfer and assignment under Japanese law upon ASP’s written request, which shall be at ASP’s sole reasonable expense. As a result, the Company and ASP agreed and acknowledged that they shall have no debt, liability or any obligation between them and that the ASP Loan Agreement is immediately retired (except with respect to the assignment and transfer of the Eishin shares noted above). The $113,468 liability has been removed from the Company’s balance sheet, as will be reflected in the Company’s next quarterly report to be filed on Form 10-Q.

Investments

On April 8, 2019, the Company invested $20,400, in Küdzoo, Inc., a private Company, in which the Company had previously invested $37,500. The $20,400 investment was recorded at cost representing a 0.2% of the proportionate interest in the outstanding of the Company after this offering based on a pre-money valuation of $10,200,000.

Operating Lease

Effective April 1, 2019, the Company has adopted ASU No. 2016-02, Leases (Topic 842), and will account for its current lease in terms of the right of use assets and offsetting lease liability obligations for this new lease under this pronouncement. In accordance with ASC 842 - Leases, effective April 1, 2019, the Company will record additional net lease right of use asset and a lease liability at present value of approximately $18,730 and $18,978, respectively. The Company is recording these at present value, in accordance with the standard, using a discount rate of 8% which is representative of the last borrowing rates for notes issued to a non-related party. The right of use asset is composed of the sum of all lease payments, at present value, and is amortized straight line over the life of the expected lease term. For the expected term of the lease the Company will use the initial term of the two-year lease. If the Company does elect to exercise its option to extend the lease for additional years, that election will be treated as a lease modification and the lease will be reviewed for remeasurement. This lease will be treated as an operating lease under the new standard.

The Company has chosen to implement this standard using the modified retrospective model approach with a cumulative-effect adjustment, which does not require the Company to adjust the comparative periods presented when transitioning to the new guidance on April 1, 2019. The Company has also elected to utilize the transition related practical expedients permitted by the new standard. The modified retrospective approach provides a method for recording existing leases at adoption and in comparative periods that approximates the results of a modified retrospective approach. Adoption of the new standard resulted in the recording of additional net lease assets and lease liabilities of approximately $18,730 and $1,978 as of April 1, 2019. Any difference between the additional lease assets and lease liabilities, net of the deferred tax impact, will be recorded as an adjustment to retained earnings. The standard is not expected to materially impact our consolidated net earnings and had no impact on cash flows.

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

Employees

As of March 31, 2019, we had a total of two persons devoting substantially full-time services to the Company under consultancy arrangements. They are Seth M. Shaw, the Company’s Chief Executive Officer, and Kevin Lacey, the Company Chief Financial Officer. In addition, on May 11, 2019, the company engaged Ms. Neelima Nekkala under a consultant agreement to provide additional sales and marketing support for our Tauri-Gum product line as the Vice President of Distribution and Marketing under the terms of the SKL Distribution agreement.

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

We were formed on April 8, 2001 and have reported annual net losses since inception. For our years ended March 31, 2019 and 2018, we experienced net losses of $1,097,439 and $74,081, respectively. Cash was used in operating activities of $328,585 for the year ended March 31, 2019 compared to $542,314 in the same period in the prior year. As of March 31, 2019, we had an accumulated deficit of $55,488,939.

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

Currently, there are 33 states in the United States, plus the District of Columbia, that have laws and/or regulations that recognize, in one form or another, medical benefits or other uses for CBD infused or cannabis related products. These states have also passed laws governing the use and sale of cannabis products and others are considering similar legislation. Our Tauri-GumTM product line does not contain psychoactive substances also present in the cannabis plant, such as Tetrahydrocannabinol or THC.

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

Under the 2018 Farm Bill, the U.S. Food and Drug Administration (FDA) has been given the authority to regulate CBD when incorporated into a food, drug, or cosmetic substance. Immediately following the passage of the 2018 Farm Bill, the FDA signaled its intent to use this power. Currently, the FDA is in a comment period and has not issued any guidance, rules, or regulations regarding the use of CBD in foods, drugs, or cosmetics. Because our product is included in food, FDA rules and regulations limiting our ability to source, manufacture, and sell the product, or limiting the consumer’s ability to purchase and use the produce, could severely impact our revenues and profits.

The FDA limits our ability to discuss the medical benefits of CBD

Under FDA rules it is illegal for companies to make “health claims” or claim that a product has a specific medical benefit, without first getting FDA approval for such claim. The FDA has not recognized any medical benefits derived from CBD, which means that we are not legally permitted to advertise any health claims related to CBD. Because of the perception among many consumers that CBD is a health/medicinal product, our inability to make health claims about the CBD in our product may limit our ability to market and sell the product to consumers, which would negatively impact our revenues and profits.

Cannabis and Cannabis products remains illegal under federal law.

Except as specified under the 2018 Farm Bill, cannabis/marijuana is a Schedule-I controlled substance and is illegal under federal law. Even in those states in which the use of marijuana has been legalized, its use remains a violation of federal law. Since federal law criminalizing the use of marijuana can be enforced independent of state laws that legalize its use, strict enforcement of federal law regarding marijuana would likely result in our inability to proceed with our business plan, especially in respect of our marijuana cultivation, production and dispensaries. In addition, our assets, including real property, cash, equipment and other goods, could be subject to asset forfeiture because marijuana is still federally illegal.

Variations in state and local regulation, and enforcement in states that have legalized cannabis, may restrict cannabis-related activities, which may negatively impact our revenues and prospective profits.

Individual state laws do not always conform to the federal standard or to other states’ laws. States that have decriminalized marijuana have created legal regimes, structures, and rules related to the use, cultivation, manufacture, distribution, transportation, and sale of medical cannabis and related products. These legal regimes often require companies to apply for and be awarded a license in order to operate a cannabis business operation. We plan to operate our cannabis business as a white label operation, however, if we are deemed to be operating our business without a required license this could impact our ability to maintain this business or subject us to significant penalties, fees, fines, or other financial consequences. If our partners lose their license this could also significantly impact our revenues as a result of lost profits while we sought out new partners or waiting for current partners to become compliant.

State laws and regulations are also still in flux as states figure out how best to regulate new products. State laws may change in unexpected ways that could result in our partners losing their license, being forced to change their products or services, or raise prices, all of which could impact our revenues and prospective profits.

State laws may prohibit or regulate white labeling, which would force us to abandon our current business strategy with regard to our CBD products or rework our current relationships with our partners, which would significantly impact our revenues and prospective profits.

Laws regarding the transportation of Cannabis may change

Transportation of cannabis is governed by both state and federal law. The interaction between these two legal regimes creates legal and practice difficulties in getting products to market. Changes in state law related to the transportation of cannabis may significantly impact our ability to get products to market or may raise the cost of doing so, which would impact our revenue and potential profits. Although federal law now allows the transportation of products derived exclusively from industrial hemp, both state and federal law make it illegal to transport cannabis products across state lines. Any accidental or intentional transportation of cannabis in our products across state lines could, therefore, result in significant consequences including loss of a state issues license or permit, financial penalties, seizure of our products, and prosecution for the illegal transportation of a Schedule I substance. These consequences may impact our revenues, potential profits, or ability to continue operating in this line of business.

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

Federal intellectual property laws my limit our ability to protect our trademarks, names, logos, and other intellectual property

U.S. trademark law makes it unlawful to trademark any product that cannot legally be sold across state lines. Because the sale and transportation of cannabis and cannabis products is still prohibited under federal law, this may limit our ability to secure trademark protection for our products. We have applied for trademark protection with the understanding that our products contain only CBD derived from industrial hemp and other legal sources, however, because of the convoluted state of cannabis law, the U.S. Patent and Trademark Office may reject our current or future applications. This would negatively impact our ability to protect our intellectual property, which could negatively impact our revenues and profits.

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

As a result of our December 13, 2017 purchase of shares of Vistagen Therapeutics Inc. (NASDAQ: VTGN), among other investments the Company has made in public and privately held companies, the investment securities presently held by us exceeds 40% of our total assets, exclusive of cash items and, accordingly, we are currently an inadvertent investment company. As of March 31, 2019, the Company holds common stock in four companies and warrants exercisable for common stock in two companies. An inadvertent investment company can avoid being classified as an investment company if it can rely on one of the exclusions under the 1940 Act. One such exclusion, Rule 3a-2 under the 1940 Act, allows an inadvertent investment company a grace period of one year from the earlier of (a) the date on which an issuer owns securities and/or cash having a value exceeding 50% of the issuer’s total assets on either a consolidated or unconsolidated basis and (b) the date on which an issuer owns or proposes to acquire investment securities having a value exceeding 40% of the value of such issuer’s total assets (exclusive of government securities and cash items) on an unconsolidated basis. For us, this grace period began on November 29, 2017 when we were paid aggregate consideration of $2,050,000 in settlement of our litigation with Cowan, Gunteski & Co., P.A., et al., and thus cash exceeded greater than 50% of our total assets. We are taking actions to cause the investment securities held by us to be less than 40% of our total assets, which may include acquiring assets with our cash on hand, consummating a significant merger/acquisition transaction, or liquidating our investment securities. We also may seek a no-action letter from the SEC if we are unable to acquire sufficient non-securities assets or liquidate sufficient investment securities in a timely manner.

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

Risks relating to our exposure to equity securities of other companies in which we are currently invested.

We are not primarily engaged in the business of investing, reinvesting, or trading in securities, and we do not hold ourselves out as being engaged in those activities; however, the Company has purchased securities of certain publicly traded and privately held companies and continue to hold a number of the securities obtained as part of such transactions, primarily in the form of equity or equity derivative securities. These investments carry risk of partial or total loss, as with any such investment of this kind, and we could lose all or some of the cash we have utilized in making such investments. We generally monitor the Company’s investments to keep abreast of the investments and positions, but do not portend to actively trade in these securities and we do not have broker-dealers daily monitoring our investments to take positions in the event of market swings or fluctuations, whether on the upside or downside; hence, these investments bear certain risks of loss or failure to attain maximum gain.

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

We are a development stage company and we expect to incur substantial additional operating expenses over the next several years as our research, development, and new business venture activities increase. The amount of our future losses and when, if ever, we will achieve profitability are uncertain. We have just begun sales and marketing efforts of Tauri-GumTM which has resulted in commercial revenue but there is no guarantee that we can generate sufficient revenue to sustain operations or achieve profitability. Our ability to generate revenue and achieve profitability will depend on, among other things, the following:

●	realizing revenue from our distribution arrangements regarding our Tauri-GumTM products;

●	establishing more substantial sales and marketing arrangements, either alone or with additional third parties; and

●	raising sufficient funds to finance our activities, or on terms that are acceptable.

We might not succeed at all, or at any, of these undertakings. If we are unsuccessful at some or all of these undertakings, our business, prospects, and results of operations may be materially adversely affected.

We have few distribution agreements on which we are highly dependent. These agreements have no performance requirements or in some cases terms under which agreed responsibilities will be carried out.

Subsequent to the fiscal year end the Company has entered into multiple non-exclusive distribution agreements. These agreements a critical the Company’s success in generating sufficient sales to achieve sufficient cash flow to fund ongoing operations. These contracts are relationship based involve a high amount of trust that the distributor will achieve agreed upon result. However, under these agreements, the Company would have no recourse against distributors if sufficient results were not achieved with regard to amount of stock or cash paid to distributors. These distributors could additionally not perform at all under these agreements and even walk away entirely.

The Company has only one manufacturer/supplier of its product of it in a highly regulated industry.

During the quarter ended December 31, 2018, the Company entered into the CBD infused chewing gum product business, and has entered into a comprehensive manufacturing agreement with Per Os Bio to bring to market a white label CBD Oil infused chewing gum product line to be sold and marketed under the name Tauri-GumTM. If for some reason, there was a disruption with this supplier due to changing regulations or other issues it could have a dramatic impact on the Company’s ability to continue to generate revenue.

We may need to finance our future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. Any additional funds that we obtain may not be on terms favorable to us or our stockholders and may require us to relinquish valuable rights.

As of March 31, 2019, we had $385,943 of available cash as well $350,400 held in trading securities at fair value. We will need to raise additional funds or liquidate the remainder of our marketable securities to pay outstanding vendor invoices and execute our business plan. Our future cash flows depend on our ability to market and sell our common stock and to enter into licensing arrangements. There can be no assurance that we will have sufficient funds to execute our business plan or complete a strategic transaction, or that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us.

We cannot guarantee that we will generate significate revenues from our products in the near future. Therefore, for the foreseeable future, we may have to fund all or most of our operations and capital expenditures from cash on hand, public or private equity offerings, debt financings, bank credit facilities, other borrowings (including borrowings from our officers and directors) or corporate collaboration and licensing arrangements. We will need to raise additional funds if we choose to expand our product development efforts more rapidly than we presently anticipate.

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

We may need to increase our authorized shares of common stock under our articles of incorporation

In the future, we may need to amend our articles of incorporation to increase the number of shares of common stock that we are authorized to issue, reserve or otherwise offer. Such an amendment will require that the Company hold a meeting of its stockholders, reach quorum at such meeting (either in person or by proxy), which, under applicable Florida statute, in part requires the vote in person, by proxy or electronically of a minimum of 50% plus one of our issued and outstanding shares of common stock as of the record date set for such stockholder meeting, obtain the approval of a majority of the shares held by stockholders eligible to cast a vote at such meeting, and the satisfaction of such other rules and regulations for noticing and holding such a stockholder meeting under the Florida Business Corporation Act, pursuant to Regulation 14A of the Securities and Exchange Act of 1934, as amended, and such other applicable rules and regulations.

If we do not increase our revenue and/or reduce our expenses, we may need to raise additional capital, which may require us to increase the shares available to us under our existing charter since, under applicable Florida law and the rules and regulations of the SEC, we are not permitted to issue more shares of common stock (or securities convertible or exercisable into common stock) than are then authorized and available under our article of incorporation. Currently, we have 100,000,000 shares of common stock authorized under our article of incorporation, with 72,925,920 shares issued and outstanding as of June 26, 2019, as well as an additional 18,827,000 shares of common stock are accounted for in connection share reserve requirements under our currently outstanding convertible debt instruments. For purposes of estimating the number of shares issuable upon the exercise/conversion of all convertible notes and warrants, we relied on irrevocable initial reserves that meet the current minimum requirements. If we repaid all of these convertible notes in cash, then 18,827,000 of reserve shares would then become available to us (assuming no additional shares have been utilized in the interim).

The failure to obtain such necessary approval to increase our authorized common stock could materially and negatively impact the Company and its stockholders, including a decrease in the price of our trading common stock, triggering a default and/or cross-default under our outstanding debt and convertible instruments (if not timely cured), increase interest rates under our then outstanding debt instruments, among other material negative impacts. In addition, we have an unknown number of common shares to be issued under our outstanding convertible debt and other exercisable instruments, as the price at which they are convertible is not currently determinable. The lower the conversion price, the more shares that will be issued to such holders. We won’t know the exact number of shares of stock issued to these convertible note-holders until the debt is actually converted to equity, if at all, or repaid by us in cash.

The Company is attempting to enter a new line of business which is highly competitive and if not a regulated today it may be regulated in the future.

Entering a new line of business has many risks, including obtaining sufficient capital to cover startup and other expenses and to continue to fund operations until sales are sufficient to fund ongoing or expanding operations. A new business line may never generate significant revenues, bring products to market or have enough sales to be profitable, as the case may be. With respect to any new line of business, including our entry into the CBD line of products vis-a-vis our Tauri-GumTM product, we may have competitors that are better established in the market, have greater experience with such line of business or have greater resources than we do. We anticipate that products will be developed for and distributed to the retail market, but there can be no guaranty that sufficient revenue to support operations will ever be generated. Furthermore, we have limited experience in marketing consumer products, including chewing gum products, and may have limited experience with respect to any other line of business we may enter into as we seek to expand our operations. Due to this competition, there is no assurance that we will not encounter difficulties in obtaining revenues and market share or in the positioning of our products. There are no assurances that competition in our respective industries will not lead to reduced prices for our products. If we are unable to successfully compete with existing companies and new entrants to the market this will have a negative impact on our business and financial condition.

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

On May 31, 2019, the FDA held public hearings to obtain scientific data and information about the safety, manufacturing, product quality, marketing, labeling, and sale of products containing cannabis or cannabis-derived compounds, including CBD. The hearing comes approximately five months after the Farm Bill, went into effect and removed industrial hemp from the Schedule I prohibition under the CSA (industrial hemp means cannabis plants and derivatives that contain no more than 0.3 percent tetrahydrocannabinol, or THC, on a dry weight basis).

Though the Farm Bill removed industrial hemp from the Schedule I list, the Farm Bill preserved the regulatory authority of the FDA over cannabis and cannabis-derived compounds used in food and pharmaceutical products under the Federal Food, Drug, and Cosmetic Act (FD&C Act) and section 351 of the Public Health Service Act. The FDA has been clear that it intends to use this authority to regulate cannabis and cannabis-derived products, including CBD, in the same manner as any other food or drug ingredient. In addition to holding the hearing, the agency has requested comments by July 2, 2019 regarding any health and safety risks of CBD use, and how products containing CBD are currently produced and marketed. Any subsequent regulations issued by the FDA can have an effect on our manufacture, supplier and our product.

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

Any of these events could substantially harm our earnings, financial condition, stock price, operations and our prospects for success.

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

Our ability to grow successfully requires an effective planning and management process. The expansion and growth of our business could place a significant strain on our management systems, infrastructure and other resources. To manage our growth successfully, we must continue to improve and expand our systems and infrastructure in a timely and efficient manner. Our controls, systems, procedures and resources are currently not adequate to support a changing and growing company. If our management fails to respond effectively to changes and growth in our business, including acquisitions or growth of our line of Tauri-Gum product line of business, there could be a material adverse effect on our business, financial condition, results of operations and future prospects.

We may be unable to identify additional operating businesses or assets, and even if we do, we may be unable to finance such an acquisition

Our strategies ultimately include making significant investments in sales and marketing programs, either directly or through distributors, to achieve revenue growth and margin improvement targets. If we do not achieve the expected benefits from these investments or otherwise fail to execute on our strategic initiatives, we may not achieve the growth improvement we are targeting and our results of operations may be adversely affected. We may also fail to secure the capital necessary to make these investments, which will hinder our growth.

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

We currently do not have experience in building significant sales, marketing or distribution operations and will need to expand our expertise in these areas.

We have just begun our sales, marketing or distribution operations and, in connection with the commercialization of our products, will need to expand our expertise in these areas. To increase internal sales, distribution and marketing expertise and be able to conduct these operations, we would have to invest significant amounts of financial and management resources. In developing these functions ourselves, we could face a number of risks, including:

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

Our ability to generate revenue and be successful in the implementation of our business plan is dependent on consumer acceptance and demand of our product lines, including Tauri-GumTM. Acceptance of our products will depend on several factors, including availability, cost, consumer familiarity of product benefits, brand recognition, convenience, effectiveness, safety, and reliability. If customers do not accept our products, or if we fail to meet customers’ needs and expectations adequately, our ability to continue generating revenues could be reduced or otherwise materially impacted.

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

We are a public reporting company and, accordingly, subject to the information and reporting requirements of the Exchange Act and other federal securities laws, including compliance with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). The costs of preparing and filing annual, quarterly and current reports, proxy statements and other information with the SEC and furnishing audited reports to stockholders causes our expenses to be higher than they would have been if we remained private.

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

The Sarbanes-Oxley Act also requires corporate governance practices of public companies, which can be burdensome to smaller reporting companies. As a smaller reporting company (as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended), we are required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Section 404 requires us to include an internal control report with the Annual Report on Form 10-K. This report must include management’s assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year. This report must also include disclosure of any material weaknesses in internal control over financial reporting that we have identified. Failure to comply, or any adverse results from such evaluation, could result in a loss of investor confidence in our financial reports and have an adverse effect on the trading price of our equity securities. Management believes that our internal controls and procedures are currently not effective to detect the inappropriate application of U.S. GAAP rules. Management realizes there are deficiencies in the design or operation of our internal control that adversely affect our internal controls which management considers to be material weaknesses including those described below:

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

In addition to the “penny stock” rules described in this annual report, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for many customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

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

We have never paid dividends and do not anticipate paying cash dividends in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting us at such time as our board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if our stock price appreciates. Furthermore, requirements of Florida corporate law and bankruptcy laws may prohibit us from declaring or paying dividends on our stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

On December 1, 2017, the Company relocated its corporate headquarters from Danbury, Connecticut to New York, New York. The Company’s main office is located at 555 Madison Avenue 5th Floor Suite 506, New York, NY 10022. The Company has entered into a two-year lease at $1,010 per month for the term of the lease, which will expire on November 30, 2019, unless further extended by us and our landlord.

On June 11, 2019 the Company entered into a two-year lease commencing on June 11, 2019 and expiring on June 30, 2021. The office is located at Regus World Trade Centre Muelle de Barcelona, edif. Sur, 2a Planta Barcelona Cataluña 08039 Spain. Monthly rent payments will be approximately $201 per month (based on the contractual rate of €178 multiplied by the exchange rate of 1.13 on the day the lease agreement was entered into).

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Common Equity

Market Information

The Company’s common stock is traded on the OTC Bulletin Board under the symbol “TAUG” As of June 26, 2019, the Company’s common stock was held by 1,272 shareholders of record which does not include shareholders whose shares are held in street or nominee name.

The following chart is indicative of the fluctuations in the stock prices:

	For the Years Ended March 31,
	2019		2018
	High	Low	High	Low

First Quarter	$0.0600	$0.0300	$0.1800	$0.0600
Second Quarter	$0.0375	$0.0160	$0.0450	$0.0975
Third Quarter	$0.0279	$0.0150	$0.0375	$0.0825
Fourth Quarter	$0.2350	$0.0247	$0.0825	$0.0450

April 1, 2019 to current the stock has a closing trading range of $0.0645 to $0.215

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

Related Stockholder Matters

Based upon and following approval of the Company’s stockholders on June 28, 2017, on March 12, 2018, the Company held a meeting of its board of directors, which voted on and approved an amendment to the Company’s Articles of Incorporation to decrease the number of authorized shares of the Company’s common stock, $0.00001 par value per share from 7,500,000,000 to 100,000,000 shares and to affect a reverse stock split of the Company’s Common Stock at a ratio of 1-for-75 (the “Reverse Stock Split”). On June 8, 2018, the Company filed an Articles of Amendment to its Articles of Incorporation (the “Amendment”) with the Secretary of State of the State of Florida, for the aforementioned decrease in the number of authorized shares and to affect a 1-for-75 reverse stock split of the Company’s common stock. The Reverse Stock Split became effective at 12:01 a.m. on July 9, 2018. As a result of the Reverse Stock Split, each seventy-five (75) shares of the Company’s issued and outstanding common stock had been automatically combined and converted into one (1) issued and outstanding share of common stock. The Reverse Stock Split affected all issued and outstanding shares of common stock, as well as common stock underlying stock options, warrants and other convertible securities outstanding immediately prior to the effectiveness of the Reverse Stock Split. The Reverse Stock Split reduced the number of outstanding shares of the common stock outstanding from 4,078,179,672 shares to 54,380,230 shares immediately following the Reverse Stock Split. No fractional shares were issued as a result of the Reverse Stock Split, and any such stockholders whose number of post-split shares would have resulted in a fractional number had his/her/its shares rounded up to the next number of shares.

See also Risk Factor relating to potential future amendments to our Articles of Incorporation.

Purchase of Equity Securities

On November 15, 2017, the board of directors approved the authorization for Seth Shaw, Chief Executive Officer, to repurchase Company stock on the open market or directly from investors up to a market value of $150,000. As of this report date no shares have been repurchased.

Unregistered sales of equity securities and use of proceeds

Common Stock

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

During the year ended March 31, 2018, the Company issued 3,066,668 shares of common stock to Seth Shaw, the Company’s Chief Executive Officer, for an aggregate value of $287,500 ($0.09375 per share).

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

During the year ended March 31, 2019 the Company issued 3,130,000 shares of its restricted common stock to consultants under three separate consulting agreements.

During the year ended March 31, 2019, the Company issued 5,946,516 shares of restricted common stock to noteholders for the conversion of debt and accrued interest having a value of $200,718 (at an average conversion price of $0.03375 per share).

During the year ended March 31, 2019, the Company issued 5,686,667 shares of common stock ($0.02 to $0.06 per share) for aggregate proceeds of $301,200. The proceeds were used to fund ongoing operations.

During the year ended March 31, 2019, the Company issued 500,000 commitment shares for debt financing ($0.042 per share) valued at $21,000.

During the year ended March 31, 2019, the Company issued 95,667 shares of common stock for the settlement of debt $20,004.

On January 12, 2019, the Company and Open Therapeutics agreed to extinguish the $75,000 contingent liability in exchange for a one-time issuance of 500,000 restricted shares of Company’s common stock. The shares were recorded at a value of $24,750 ($0.0495 per share) as a loss on settlement in the Company’s consolidated financial statements.

Convertible Debt

During the year ended March 31, 2018, the Company entered into thirteen convertible notes with three different unrelated private Company’s. These notes had a cumulative face value of $619,450 with proceeds of $567,700. The notes had $31,300 of legal fees deducted and OID of $20,450. These notes carried an interest rates of 8% to 12%. These funds were used for operations.

During the year ended March 31, 2019, the Company entered into five convertible notes with three different unrelated private Company’s. These notes had a cumulative face value of $685,000 with proceeds of $580,750. The notes had $4,500 of legal fees deducted and OID of $39,750. These notes carried an interest rate of 8%. These funds were used for operations and the launch of Tauri-GumTM.

See also the Subsequent Events in Part II of this annual report for issuances of unregistered securities after March 31, 2019, which disclosure is incorporated by reference into this Item 5.

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

COMPARISON OF THE YEAR ENDED MARCH 31, 2019 TO THE YEAR ENDED MARCH 31, 2018

Results of Discontinued Operations

Revenue

For the year ended March 31, 2019, the Company had no revenue or gross profit from discontinued operations compared to revenue of $1,188 and gross profit of $473 for the prior fiscal year. The revenue was generated from our joint venture with Ice + Jam selling a proprietary cupuaçu butter lip balm, sold under the trademark HERMAN®.

Cost of goods sold

The Company had no cost of goods sold from discontinued operations for the year ended March 31, 2019 compared to $19,934 during the prior fiscal year. The cost of goods sold includes a write off of inventory in the amount of $19,219 as a result of a defective twisting mechanism of the HERMAN ® lip balm product. Cost of goods sold, for the year ended March 31, 2019 also included shipping expense of $106 and product cost of $609.

Total Expenses

For the year ended March 31, 2019, the Company had total expense from discontinued operations of $2,196 compared to total expense of $58,567 during the prior fiscal year. The total expenses for the year ended March 31, 2018 included $40,478 of consulting fees, $16,716 of marketing expense and $1,372 of research and development.

Net loss

For the year ended March 31, 2019, the Company has a net loss of $2,196 from discontinued operations, compared to a loss of $77,313 for the prior fiscal year.

Results of Operations

Revenue

For the year ended March 31, 2019, the Company began to realize sales of Tauri-GumTM with recognized gross revenue of $57,134. The Company’s sales came from online, distributors and wholesale clients. For the purposes of sales by sales channel segmentation, distributor sales include sales to customers that were not distributors as of March 31, 2019, however, distributors subsequently entered into distribution agreements with the Company (as described in the Business Overview and Subsequent Events sections of this annual report).

Sales of Tauri-GumTM by sales channel for the years ended March 31,

	2019	2018
Distributor	$54,000	$-
Online	$794	-
Wholesale	$2,340	-
	$57,134	$-

For the year ended March 31, 2018, we generated no revenue from continuing operations. The revenue that was generated from our joint venture with Ice + Jam selling HERMAN® lip balm is reflected in the loss from discontinued operations.

Cost of Goods Sold:

For the year ended March 31, 2019, the Company had cost of goods sold in the amount of $37,128 as a result of sales of Tauri-GumTM to online customers, distributors and wholesale clients. For the purposes of cost of goods sold segmentation distributor cost of goods sold includes sales to customers that were not distributors as of March 31, 2019, however subsequently entered into distribution agreements with the Company.

Cost of Goods Sold by sales channel for Tauri-GumTM for the years ended March 31,

	2019	2018
Distributor	$36,000	$-
Online	$348	-
Wholesale	$780	-
	$37,128	$-

Operating Expenses:

Marketing and advertising expense

For the year ended March 31, 2019, marketing and advertising expense from continuing operations was $4,200 due to the Company’s inventory allocation of samples for the new product launch of Tauri-GumTM. For the year ended March 31, 2018, there was no marketing and advertising expense from continuing operations. Marketing and Advertising expense relative to the launch of the Company’s joint venture with ICE + JAM in the marketing of HERMAN® were reflected in loss of discontinued operations.

Research and development

For the year ended March 31, 2019, research and development expense was $13,924 compared to $10,068 for the same period in the prior fiscal year. The current year increased expense was due to the Tauri-GumTM increased spending in trademark fees and manufacturing setup costs.

General and Administrative Expense

For the year ended March 31, 2019, general and administrative expenses were $1,083,980 compared to $1,884,493 for the same period in prior fiscal year. This decrease of $800,513 was primarily attributable to larger legal fees associated the litigation with Cowan, Gunteski & Co., P.A., et al. in the prior fiscal year in the amount of $317,882 as well as $401,530 less stock-based compensation in the current year.

Depreciation and amortization

For the year ended March 31, 2019, depreciation and amortization expense was $964 compared to $796 during the prior fiscal year. Depreciation expense increase of $168 was due to additional depreciation expense on computer equipment.

Net Income (Loss)

The Company generated a net loss from continuing operations of $1,095,243 for the year ended March 31, 2019 compared to net income of $2,512 during the prior fiscal year. This difference was due to the gain on legal settlement in the prior fiscal year of $2,053,350. This was offset by realized and unrealized gains on the sale of trading securities in the amount $323,172 for the year ended March 31, 2019 compared to realized and unrealized losses on the sale of trading securities in the amount of $433,634 for the year ended March 31, 2018.

Liquidity and Capital Resources

At March 31, 2019, we had cash of $385,943 and $350,400 of trading securities compared to the prior fiscal year of $12,291 of cash and $610,699 of marketable securities. We have historically met our cash needs through a combination of proceeds from private placements of our securities, loans and convertible notes. Our cash requirements are generally for selling, general and administrative activities. We believe that our cash balance is not sufficient to finance our cash requirements for expected operational activities, capital improvements, and partial repayment of debt through the next 12 months.

For operating activities, we used cash of $328,585 for the year ended March 31, 2019 compared to $542,314 during the prior fiscal year. The principal elements of cash flow from operations for the year ended March 31, 2019 were $296,705 common stock issued and issuable for services (including stock based compensation), $583,471 of gross proceeds from the sale of trading securities offset by $223,349 of unrealized gain on trading securities. During the year ended March 31, 2018, principal elements of cash flow from operations were realized and unrealized losses of $243,185 and $190,449, respectively, as well as stock-based compensation expense of $698,236 offset by a net loss of $74,801, a gain on settlement of $707,078 and a reduction in accounts payable in the amount of $206,117.

Cash used in investing activities during the year ended March 31, 2019 was $68,713 compared to cash provided of $5,787 from investing activities in the prior fiscal year. In the fiscal year ended March 31, 2019, the Company invested $72,500 in private companies, purchased property and equipment in the amount of $12,390 offset by proceeds from the sale of digital currency in the amount of $16,177. In the fiscal year ended March 31, 2018, the Company contributed $36,478 into Ice+Jam offset by a purchase of digital currency in the amount of $34,397. The Company also received $6,815 from the sale of securities and purchased property and equipment of $3,109.

Cash provided by financing activities was $770,950 for the year ended March 31, 2019 compared to $548,800 during the prior fiscal year. During the year ended March 31, 2019 the Company received $580,750 in proceeds from notes payable and $331,200 proceeds from the sale of common stock. The Company used $141,000 to repay principal on notes payable. During the year ended March 31, 2018 the Company received $567,700 in proceeds from notes payable and $299,600 proceeds from the sale of common stock. The Company used $318,500 to repay principal on notes payable.

As of March 31, 2019, current assets exceeded our current liabilities by $490,436 compared to $367,760 at March 31, 2018. The increase was primarily attributable to the net increase in cash provided by financing activities year over year of $222,150 as well as net cash provided from the sales of marketable securities (net of purchases) in the amount of $583,471 in the year ended March 31, 2019. Prepaid expenses also increased by $86,800. Current liabilities remained steady year over year. At March 31, 2019, current liabilities were $457,380 compared to $318,587 at March 31, 2018.

Going Concern

During the fourth quarter of the year ended March 31, 2019, the Company began sales and marketing efforts for its Mint flavored Tauri-GumTM product. During the three months ended March 31, 2019, the Company recognized sales of $57,134 and recognized a gross profit of $20,006. During the first quarter of fiscal year 2020, the Company has entered into multiple distribution agreements and has engaged an independent contractor to act as Vice President of Distribution and Marketing. As of May 31, 2019, the Company has placed its product in at least 287 retail locations in the greater NYC Metro area. Although the Company’s working capital surplus of $367,760 at March 31, 2018 increased to $490,436 at March 31, 2019, the Company still believes that there is uncertainty with respect to continuing as a going concern.

During the year ended March 31, 2019, the Company discontinued its joint venture product HERMAN ® after nominal sales and prolonged issues with the product manufacture. As a result, the entire inventory balance has been written off.

The Company, in the short term, intends to continue funding its operations either through cash-on-hand or through financing alternatives. Management’s plans with respect to this include raising capital through equity markets to fund future operations, as well as the possible sale of its remaining marketable securities (which had a market value of $350,400 at March 31, 2019). In the event the Company cannot raise additional capital to fund and/or expand operations or fails to raise adequate capital and generate adequate sales revenues, it could result in the Company having to curtail or cease operations. Currently, the Company has a limited amount of shares of common stock available to issue under its articles of incorporation and may initiate the process of increasing the authorized stock. See Risk Factor related to amending our article of incorporation.

Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues in the short term, there can be no assurances that the revenues will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations to achieve profitability thereby eliminating its reliance on alternative sources of funding. Although management believes that the Company is in a stronger position than it has been in in several years, there is still no guarantee the that profitable operations with sufficient cashflow to sustain operations can or will be achieved without the need of alternative financing, which is limited. These matters still raise significant doubt about the Company’s ability to continue as a going concern as determined by management. As a result of certain investments made from the proceeds received from the previously disclosed Cowan Gunteski litigation, the Company was able to recognize other income of $99,823, that partially offset our operating losses, resulting in a net loss in the amount of $1,097,439 for the year ended March 31, 2019 compared to a net loss of $74,801 during the prior fiscal year. The Company has, however, needed to take on more debt leading up to the launch of Tauri-GumTM. The Company believes that there is uncertainty with respect to continuing as a going concern until the operating business can achieve more than nominal sales and profitable operations and sustain cash flow to operate the Company for a period of twelve months. In the event the Company does need to raise additional capital to fund operations or engage in a transaction, failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations. Even if the Company does raise sufficient capital to support its operating expenses, acquire new license agreements or ownership interests in life science companies and generate adequate revenues, or the agreements entered into recently are unsuccessful, there can be no assurances that the revenues will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern as determined by management. However, the accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Contractual Obligations

On December 1, 2017, the Company relocated its corporate headquarters from Danbury, Connecticut to New York, New York. The Company has entered into a two-year lease for its New York City location at $1,010 per month for the term of the lease.

On June 11, 2019, the Company entered into a two-year lease, expiring on June 30, 2021. The office is located at Regus World Trade Centre Muelle de Barcelona, edif. Sur, 2a Planta Barcelona Cataluña 08039 Spain. Monthly rent payments will be approximately $201 per month (based on the contractual rate of €178 multiplied by the exchange rate of 1.13 on the day the lease agreement was entered into).

Per Os Bio has contracted with the Company as the sole manufacturer of its Tauri-GumTM and are under contract to produce our product when ordered at approximately $6 per blister pack. Per OS is also required to have each batch independently tested to ensure that each piece of chewing gum must contain 10 milligrams (“mg”) of CBD Isolate, has 0% THC Content and is clear for all microbiology.

Off-Balance Sheet Arrangements

As of March 31, 2019, the Company had one off-balance sheet arrangement as defined in Item 303(a)(4) of Regulation S-K.

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

Recent Accounting Pronouncements

In June 2018, the FASB issued ASU No. 2018-07, “Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting” which addresses accounting for issuance of all share-based payments on the same accounting model. Previously, accounting for share-based payments to employees was covered by ASC Topic 718 while accounting for such payments to non-employees was covered by ASC Subtopic 505-50. As it considered recently issued updates to ASC 718, the FASB, as part of its simplification initiatives, decided to replace ASC Subtopic 505-50 with Topic 718 as the guidance for non-employee share-based awards. Under this new guidance, both sets of awards, for employees and non-employees, will essentially follow the same model, with small variations related to determining the term assumption when valuing a non-employee award as well as a different expense attribution model for non-employee awards as opposed to employee awards. The ASU is effective for public business entities beginning in 2019 calendar years and one year later for non-public business entities. The Company does not believe there is a material impact on their consolidated financial position and results of operations as a result of this standard.

In February 2016, FASB issued ASU 2016-02, “Leases (Topic 842).” The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. The new guidance will be effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period and is applied retrospectively. Early adoption is permitted. The Company has adopted this standard as of April 1, 2019 and does not believe there will be a material impact on the adoption of this guidance on their consolidated financial statements.

There are several other new accounting pronouncements issued or proposed by the FASB. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial position or operating results.

Critical Accounting Policies

Non-controlling Interests

On December 23, 2016, the Company entered into a non-exclusive, one-year license agreement (subsequently extended by an additional two-years) with Ice + Jam LLC. Under terms of the License Agreement, the Company marketed Ice + Jam’s proprietary cupuaçu butter lip balm, sold under the trademark HerMan®. To effectuate this arrangement, the Company and Ice + Jam formed a new company. Through this new company the two parties were to evenly share on a 50/50 basis any profits generated through the Company’s marketing, sales and distribution efforts.

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

On March 29, 2018 the Company, through Tauriga BDC, entered into an independent sales representative agreement with Blink to be a non-exclusive independent sales representative. Under the agreement with Blink, the Company may solicit orders from potential customers for EV charging station placement. This sales agreement is a three-tier model based on whether Tauriga BDC contracts the new customer to purchase equipment outright from Blink or enter into one of two revenue-sharing agreements. In the case Tauriga BDC effectuates a sale of Blink equipment it will receive a one-time sales commission based on the sales price of the equipment sale. In the case where Tauriga BDC secures a revenue sharing agreement with a customer where Blink remains the owner, Tauriga BDC will be paid an on-going commission based off of gross charger revenue, subject to which party paid for the installation. Commission payments under the revenue sharing agreement are subject to minimum revenue generation hurdles.

On June 29, 2018, the Company purchased four Blink Level 2 - 40” pedestal chargers for permanent placement in a retail location or locations whereby the Company will pay a variable annual fee based on 7% of total revenue per charging unit. The remainder of the proceeds will be split 80/20 between the Company and the host location owner or its assignee. The host location owner to will pay for the cost of providing power to these unit as well as installation costs.

As of March 31, 2019, the Tauriga BDC has not installed any of these machines in any locations, and no revenue has been generated through the Blink contract.

The Company recognizes revenue upon the satisfaction of the performance obligation. The Company considers the performance obligation met upon shipment of the product or delivery of the product. For ecommerce orders, the Company’s products are shipped by a fulfillment company and payment is made in advance of shipment either through credit card or PayPal. The Company also delivers the product to its customers that they market to in the metropolitan New York Tri-State area that are not covered under any existing distribution agreements. The Company generally collects payment within 30 to 60 days of completion of its performance obligation, and the Company has no agency relationships.

Investment in Trading Securities

Investment in trading securities consist of investments in shares of common stock of companies traded on public markets as well as publicly traded warrants of these companies should there be a market for them. These securities are carried on the Company’s balance sheet at fair value based on the closing price of the shares owned on the last trading day before the balance sheet date of this report. Fluctuations in the underlying bid price of the stocks result in unrealized gains or losses. The Company recognizes these fluctuations in value as other income or loss.

For investments sold, the Company recognizes the gains and losses attributable to these investments as realized gains or losses in other income or loss.

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

Derivative Financial Instruments

Derivatives are recorded on the consolidated balance sheet at fair value. The conversion features of the convertible debentures are embedded derivatives and are separately valued and accounted for on the consolidated Balance Sheets with changes in fair value recognized during the period of change as a separate component of other income/expense. Fair values for exchange-traded securities and derivatives are based on quoted market prices. The pricing model we use for determining the fair value of our derivatives are binomial pricing models. Valuations derived from this model are subject to ongoing internal and external verification and review. The model uses market-sourced inputs such as interest rates and stock price volatilities. Selection of these inputs involves management’s judgment and may impact net income (loss).

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

Share settled debt

The general measurement guidance in ASC 480 requires obligations that can be settled in shares with a fixed monetary value at settlement to be carried at fair value unless other accounting guidance specifies another measurement attribute. The Company has determined that ASC 835-30 is the appropriate accounting guidance for the share-settled debt, which is what was done by setting up the debt discount which is to be amortized to interest expense over the term of the instrument. Amortization of discounts are to be amortized using the effective interest method over the term of the note.

ASC 480-10-25-14 requires liability accounting for (1) any financial instrument that embodies and unconditional obligation to transfer a variable number of shares or (2) a financial instrument other than an outstanding share that embodies a conditional obligation to transfer a variable number of shares, provided that the monetary value of the obligation is based solely or predominantly on any of the following: 1. A fixed monetary amount known at inception (e.g. stock settled debt); 2. Variations in something other than the fair value of the issuer’s equity shares (e.g. a preferred share that will be settled in a variable number of common shares with tits monetary value tied to a commodity price); and 3. Variations in the fair value of the issuer’s equity shares, but the monetary value to the counterparty moves inversely to the value of the issuer’s shares (e.g. net share settled written put options, net share settled forward purchase contracts).

Notwithstanding the fact that the above instruments can be settled in shares, FASB concluded that equity classification is not appropriate because instruments with those characteristics do not expose the counterparty to risks and rewards similar to those of an owner and, therefore do not create a shareholder relationship. The issuer is instead using its shares as the currency to settle its obligation.

The Company has multiple notes that contain discount provisions whereby the holder can exercise conversion rights at a discount to the market price for a 15-day trailing period based on the market volume average weighted price. ASC 470-20 defines this as a beneficial conversion feature which that shall be recognized separately at issuance by allocating a portion of the proceeds equal to the intrinsic value, not to exceed the face value of the note, to additional paid in capital. This segmented value, is to be amortized using the effective interest method over the term of the note.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As the Company is a “smaller reporting company,” this item is inapplicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of Tauriga Sciences, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Tauriga Sciences, Inc. and Subsidiaries (the “Company”) as of March 31, 2019 and 2018, the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2019 and 2018, and the results of its consolidated operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

KBL, LLP

New York, NY

June 27, 2019

TAURIGA SCIENCES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(IN US$)

	March 31, 2019	March 31, 2018
ASSETS
Current assets:
Cash	$385,943	$12,291
Assets from discontinued operations	581	581
Investment - trading securities	350,400	610,699
Investment - digital currency	-	22,056
Investment - other	72,500	-
Inventory asset	10,872	-
Prepaid expenses and other current assets	127,520	40,720
Total current assets	947,816	686,347

Property and equipment, net	13,010	2,491

Total assets	$960,826	$688,838

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Notes payable to individuals and companies, net of discounts	$213,875	$254,847
Accounts payable	34,703	24,343
Accrued interest	30,780	33,875
Liabilities from discontinued operations	5,522	5,522
Liability for common stock to be issued	172,500	-
Total current liabilities	457,380	318,587

Other liabilities:
Contingent liability	-	75,000
Total liabilities	457,380	393,587

Stockholders’ equity (deficit):
Common stock, par value $0.00001; 100,000,000 shares authorized, 68,123,326 and 52,264,476 issued and outstanding at March 31, 2019 and March 31, 2018, respectively	681	523
Additional paid-in capital	55,991,704	54,680,382
Accumulated deficit	(55,488,939)	(54,391,500)
Accumulated other comprehensive income	-	8,042
Total stockholders’ equity (deficit) - Tauriga Sciences, Inc.	503,446	297,447

Noncontrolling interest in subsidiary	-	(2,196)

Total stockholders’ equity (deficit)	503,446	295,251

Total liabilities and stockholders’ equity (deficit)	$960,826	$688,838

The accompanying notes are an integral part of the consolidated financial statements.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN US$)

	For the Years ended March 31,
	2019	2018

Revenues	$57,134	$-
Cost of goods sold	37,128	-

Gross profit	20,006	-

Operating expenses
Marketing and advertising	4,200	-
Research and development	13,924	10,068
General and administrative	1,083,980	1,884,493
Depreciation and amortization expense	964	796
Total operating expenses	1,103,068	1,895,357

Loss from operations	(1,083,062)	(1,895,357)

Other income (expense)
Interest expense	(280,587)	(291,610)
Loss on extinguishment of debt	-	(271,280)
Gain on derivative liability	-	271,280
Unrealized gain (loss) on trading securities	223,349	(190,449)
Loss on conversion of debt	(27,975)	-
Gain on the settlement of debt	-	582,887
Loss on asset disposal	(907)	(783)
Legal settlement expense	(20,004)	-
Realized loss on digital currency	-	(2,859)
Unrealized loss on digital currency	(3,143)	(9,482)
Gain (loss) on sale of trading securities	99,823	(243,185)
Loss on sale of commodities	(2,737)	-
Gain on legal settlement	-	2,053,350
Total other income (expense)	(12,181)	1,897,869

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES AND LOSS FROM DISCONTINUED OPERATIONS	(1,095,243)	2,512

LOSS FROM DISCONTINUED OPERATIONS	(2,196)	(77,313)

Net loss	(1,097,439)	(74,801)

Net loss attributable to non-controlling interest	-	(38,674)
Net loss attributable to controlling interest	(1,097,439)	(36,127)

Deemed dividend	-	(271,280)

Net loss attributable to common shareholders	$(1,097,439)	$(307,407)
Loss per share - basic and diluted - Continuing operations	$(0.02)	$(0.007)
Loss per share - basic and diluted - Discontinuing operations	$-	$(0.002)
Weighted average number of shares outstanding - basic	55,767,119	33,078,636

Loss per share - fully diluted	$(0.02)	$(0.009)
Weighted average number of shares outstanding - fully diluted	55,767,119	33,078,636

The accompanying notes are an integral part of the consolidated financial statements.

TAURIGA SCIENCES, INC. AND SUBSDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN US$)

	For the Years ended
	March 31,
	2019	2018

Cash flows from operating activities
Net loss attributable to controlling interest	$(1,097,439)	$(36,127)
Adjustments to reconcile net loss to cash used in operating activities:
Non-controlling interest	2,196	(38,674)
Amortization of original issue discount	13,543	26,932
Loss on sale of commodities	2,737	-
Unrealized loss on digital currency	3,142	9,482
Realized loss on digital currency	-	2,859
Depreciation and amortization	964	796
Non-cash interest	163,500	93,405
(Gain) loss on settlement	20,004	(707,078)
Amortization of debt discount	58,571	12,503
Common stock issued and issuable for services (including stock-based compensation)	296,705	698,236
Legal fees deducted from proceeds of notes payable	4,500	31,300
Change in derivative liability	-	(271,280)
Loss on extinguishment of debt	27,975	271,280
Loss on disposal of fixed assets	907	783
(Gain) loss on sale of trading securities	(99,823)	243,185
Unrealized (gain) loss on trading securities	(223,349)	190,449
(Increase) decrease in assets
Prepaid expenses	(86,800)	(38,530)
Inventory	(10,872)	-
Proceeds (purchase) of trading securities, net	583,471	(801,148)
Due from Ice + Jam	-	(581)
Increase (decrease) in liabilities
Accounts payable	10,360	(206,117)
Accrued interest	1,123	(23,989)
Cash used in operating activities	(328,585)	(542,314)

Cash flows from investing activities
Proceeds from sale of securities	-	6,815
Contribution into Ice + Jam	-	36,478
Proceeds (purchase) of digital currency, net	16,177	(34,397)
Investment - other	(72,500)	-
Purchase of property and equipment	(12,390)	(3,109)
Cash provided by (used in) investing activities	(68,713)	5,787

Cash flows from financing activities
Repayment of principal on notes payable to individuals and companies	(141,000)	(318,500)
Proceeds from the sale of common stock (including to be issued)	331,200	299,600
Proceeds from notes payable to individuals and companies	580,750	567,700
Cash provided by financing activities	770,950	548,800
Net increase in cash	373,652	12,273

Cash, beginning of year	12,291	18
Cash, end of year	$385,943	$12,291

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest Paid	$43,819	$145,550
Taxes Paid	$-	$-

NON CASH ITEMS
Conversion of notes payable and accrued interest for common stock	$200,718	$686,804
Original issue discount on notes payable and debentures	$-	$20,450
Shares issued for accrued expense	$-	$74,050
Deemed dividend	$-	$271,280
Reclassification of comprehensive loss to investments in trading securities	$-	$248,375
Deemed dividend	$-	$271,280
Common shares issued for share liability	$-	$190,000
Recognition of debt discount	$388,811	$15,656
Related party forgiveness of debt classified to additional paid in capital	$-	$108,760
Reclassification of other comprehensive income to additional paid in capital	$8,042	$-

The accompanying notes are an integral part of the consolidated financial statements.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years Ended March 31, 2019 and 2018

					Accumulated		Total
	Number of		Additional paid-in	Accumulated	other comprehensive	Non- Controlling	stockholders’ equity
	shares	Amount	capital	deficit	income (loss)	Interest	(deficit)

Balance at April 1, 2017	23,136,765	$231	$52,236,788	$(54,084,093)	$(240,333)	$-	$(2,087,407)

Issuance of shares via private placement at $0.0007 to $0.00125 per share	3,485,715	35	327,465	-	-	-	327,500
Issuance of shares - stock based compensation at $0.003 to $0.01 per share	-	-	-	-	-	-	-
Issuances of commitment shares - debt financing at $0.01 per share	1,133,334	11	86,589	-	-	-	86,600
Shares issued for note conversion at $0.00035 to $0.0012 per share	20,160,661	202	686,602	-		-	686,804
Issuance of cashless warrants with note payable	-	-	12,546	-	-	-	12,546
Stock-based compensation vesting	-	-	701,347	-	-	-	701,347
Impairment of available for sale securities	-	-	-		248,375	-	248,375
Stock issued for services at $0.002 to $0.005	2,794,667	28	173,971	-	-	-	173,999
Issuance for convertible notes to individuals at $0.004	-	-	-	-	-	-	-
Issuance of shares for settlement of debt	1,553,334	16	75,034	-	-	-	75,050
Related party forgiveness of debt			108,760	-	-		108,760
Deemed dividend	-	-	271,280	(271,280)	-	-	-
Non-controlling interest	-	-	-	-	-	36,478	36,478
Net loss for the year ended March 31, 2018	-	-	-	(36,127)	-	(38,674)	(74,801)

Balance at March 31, 2018	52,264,476	523	54,680,382	(54,391,500)	8,042	(2,196)	295,251

Issuance of shares via private placement at $0.02 to $0.06 per share	5,686,667	56	301,144	-	-	-	301,200
Issuances of commitment shares - debt financing at $0.042 per share	500,000	5	20,995	-	-	-	21,000
Shares issued for note conversion at $0.0245 to $0.0452 per share	5,946,516	60	200,658	-	-	-	200,718
Stock-based compensation vesting	-	-	296,705	-	-	-	301,205
Stock issued for services at $0.0269 to $0.42	3,130,000	31	(31)	-	-	-	-
Shares issued for settlement of contingent liability	500,000	5	74,995	-	-	-	75,000
Shares issued for settlement of debt	95,667	1	20,003	-	-	-	20,004
Reclassification of other comprehensive income to additional paid in capital	-	-	8,042	-	(8,042)	-	-
Recognition of beneficial conversion feature of convertible notes	-	-	388,811	-	-	-	388,811
Non-controlling interest	-	-	-	-	-	2,196	2,196
Net loss for the year ended March 31, 2019	-	-	-	(1,097,439)	-		(1,097,439)

Balance at March 31, 2019	68,123,326	$681	$55,991,704	$(55,488,939)	$-	$-	$503,446

See accompanying notes to consolidated financial statements.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2019 AND 2018

(US$)

NOTE 1 – BASIS OF OPERATIONS

Nature of Business

Tauriga Sciences, Inc. (the “Company”) is a Florida corporation. Prior to December 12, 2011, the Company was involved in the business of exploiting new technologies for the production of clean energy. The Company has, over time, moved into that of a diversified life sciences technology company, with its mission to operate a revenue generating business, while continuing to evaluate potential acquisition candidates operating in the life sciences technology space.

TAURI-GUMTM

In October 2018, the Company’s management, along with its board of directors, began to explore the possibility of launching a cannabidiol (“CBD”) infused gum product line into the commercial marketplace. After several weeks of diligence, discussions with various parties and exploratory meetings, the Company made the determination to move forward with this business opportunity.

To begin this process, during the quarter ended December 31, 2018, the Company began discussions with a Maryland based chewing gum manufacturer - Per Os Biosciences LLC (“Per Os Bio”), which consummated in a manufacturing agreement in late December 2018 to launch and bring to market a white label line of CBD infused chewing gum under the brand name Tauri-Gum™. We have filed for trademark protection with the United States Patent and Trademark Office for our CBD infused chewing product line, including applications filed in April 2019 for TAURI-GUMMITM and TAURI-GUMMIESTM.

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

The Company gum formulation includes distinctive features: allergen free, gluten free, vegan, kosher (K-Star certification), and incorporates a proprietary manufacturing process. See our “Risk Factors” contained in this Annual Report, including with respect, but not limited, to Federal laws and regulations that govern CBD and cannabis.

The Company E-commerce website is www.taurigum.com. The Company has also secured storage space near its New York City headquarters.

During the first quarter of fiscal year 2020, the Company began production of Blood Orange flavor of Tauri-GumTM. The Company plans to offer Pomegranate flavored Tauri-GumTM in the near term, which will be in addition to their mint and blood orange flavored products.

On April 9, 2019, the Company announced that it is developing a special miniaturized version of Tauri-GumTM for sale at airport retail stores. The Company envisions this Airport version consisting of a miniaturized blister pack (containing three pieces of its CBD Infused gum), with an anticipated retail price of $6.99 per unit.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2019 AND 2018

(US$)

NOTE 1 – BASIS OF OPERATIONS (CONTINUED)

Nature of Business (Continued)

TAURI-GUMTM (Continued)

The Company is also working on developing CBD Gum-Infused Lollipops and gummi products.

Subsequent to our fiscal year end of March 31, 2019, the Company entered into several agreements with distributors to arrange for the distribution of this product line, as described below.

E&M Distribution Agreement

On April 1, 2019, the Company entered into a comprehensive distribution agreement with E&M Ice Cream Company (“E&M”) to establish Tauri-GumTM in the New York City Metropolitan area marketplace (the “E&M Distribution Agreement”). Under terms of this Agreement, E&M will distribute Tauri-GumTM to hundreds of NYC based retail store locations by summer 2019, with the goal of exceeding 1,000 locations by the end of fiscal 2020. As of May 31, 2019, the Company is in at least 287 locations. The Company has supported the NYC Tauri-GumTM commercial launch with substantial levels of both financial resources and marketing support. The Company has made the strategic decision to initially largely focus its commercialization efforts on the New York City retail marketplace due to excellent NYC distribution relationships and the Company believes that it can launch its Tauri-GumTM brand in NYC in an efficient and cost-effective manner. Also, the Company has both received payment for and delivered the product for its previously announced $54,000 Tauri-GumTM purchase order during March 2019. The Company has agreed to issue a one-time issuance of 1,000,000 restricted shares of the Company’s common stock, and to tender a one-time cash payment of $125,000 to E&M. This $125,000 cash component was paid in full to E&M on April 1, 2019, and the value of the shares will be reflected in stock-based compensation based on the grant date of April 1, 2019. The Company is awaiting issuance instructions from E&M to issue the shares.

South Florida Region Distribution Agreement

On April 8, 2019, the Company entered into a non-exclusive distribution agreement with IRM Management Corporation (“IRM”), an established medical practice management firm (the “IRM Distribution Agreement”). The purpose of the IRM Distribution Agreement is to target our Tauri-Gum™ product to the South Florida based medical market, including chiropractors, orthopedists, as well as prospective retail customers in this geographic area.

Under terms of this IRM Distribution Agreement, the Company will work closely with IRM to promote Tauri-Gum™. In connection with this IRM Distribution Agreement, the Company has also agreed to a one-time issuance of 450,000 shares of the Company’s restricted common stock and a cash stipend of $10,000 to IRM. As of the date of this report, only $2,000 of the $10,000 cash stipend has been paid. The value of the shares will be reflected in stock-based compensation based on the grant date of April 8, 2019.

North Eastern United States Distribution Agreement

On April 30, 2019, the Company, entered into a non-exclusive comprehensive distribution agreement with Sai Krishna LLC (“SKL”), a New Jersey based distributor, with relationships in the Northeast region of the United States and Asia, with the intention of increasing and accelerating market penetration of the Company’s Tauri-GumTM product line in the applicable regions.

In connection with the SKL Agreement, the Company has agreed to issue a one-time issuance of an aggregate of 1,000,000 restricted common shares the Company’s stock, which are subject to the customary resale and transfer restrictions imposed under the rules and regulations of the Securities and Exchange Commission. The restricted equity issuance to SKL was issued in accordance with the following schedule: (i) to Mr. Mahesh Lekkala, 500,000 restricted shares the Company’s common stock within ten (10) business days of April 30, 2019; and (ii) to SKL, 500,000, which were permitted to be immediately allocated by SKL to persons within its organization and, as such, (a) 250,000 of such shares shall be issued to Sai Krishna within ten (10) business days of April 30, 2019, and the additional issuance of (b) 250,000 of such shares shall be issued to Sai Krishna within ten (10) business days of August 1, 2019. Other than the payment terms for Tauri-GumTM product purchased and distributed under the terms of the Agreement, there is no additional cash payment currently due or owing by the Company thereunder. The value of the shares will be reflected as stock-based compensation with a grant date of April 30, 2019. All but 250,000 shares are expensed on this date, with those 250,000 shares valued over the term of the one-year agreement.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2019 AND 2018

(US$)

NOTE 1 – BASIS OF OPERATIONS (CONTINUED)

Nature of Business (Continued)

TAURI-GUMTM (Continued)

On May 11, 2019, the Company entered into a sub-agreement pursuant to the SKL distribution agreement whereby Ms. Neelima Lekkala was appointed Vice President of Distribution & Marketing. This contract has a one-year term and is and may be extended based upon mutual agreement. Ms. Lekkala shall focus her efforts on the expansion of Tauri-GumTM as well as revenue growth, acquisition of new customers, establishment of professional marketing materials & protocols, logistics improvement(s) and fulfillment services. Ms. Lekkala is deeded a non-affiliate and does not carry any type of fiduciary liability. Ms. Lekkala’s compensation includes 250,000 shares of the Company’s restricted common stock deemed fully earned and vested upon the execution of her consulting agreement. These shares were issued May 20, 2019, having a value of $18,275 based on the closing price of the Company’s stock on that day ($0.0731 per share). Additionally, Ms. Lekkala will receive a 30% commission on total gross sales through the sale of the Tauri-GumTM product line which can be paid in either stock or cash at the election of Ms. Lekkala.

Food and Drug Administration

On May 31, 2019, the U. S. Food and Drug Administration (“FDA”) held public hearings to obtain scientific data and information about the safety, manufacturing, product quality, marketing, labeling, and sale of products containing cannabis or cannabis-derived compounds, including CBD. The hearing comes approximately five months after the Agricultural Improvement Act of 2018 (more commonly known as the Farm Bill), went into effect and removed industrial hemp from the Schedule I prohibition under the Controlled Substances Act (CSA) (industrial hemp means cannabis plants and derivatives that contain no more than 0.3 percent tetrahydrocannabinol, or THC, on a dry weight basis).

Though the Farm Bill removed industrial hemp from the Schedule I list, the Farm Bill preserved the regulatory authority of the FDA over cannabis and cannabis-derived compounds used in food and pharmaceutical products under the Federal Food, Drug, and Cosmetic Act (FD&C Act) and section 351 of the Public Health Service Act. The FDA has been clear that it intends to use this authority to regulate cannabis and cannabis-derived products, including CBD, in the same manner as any other food or drug ingredient. In addition to holding the hearing, the agency has requested comments by July 2, 2019 regarding any health and safety risks of CBD use, and how products containing CBD are currently produced and marketed.

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

The Reverse Stock Split affected all issued and outstanding shares of common stock, as well as common stock underlying stock options, warrants and other convertible securities outstanding immediately prior to the effectiveness of the Reverse Stock Split. The Reverse Stock Split has reduced the number of outstanding shares of the common stock outstanding prior to the Reverse Stock Split from 4,078,179,672 shares to 54,380,230 shares immediately following the Reverse Stock Split. No fractional shares were issued as a result of the Reverse Stock Split, and any such stockholders whose number of post-split shares would have resulted in a fractional number had his/her/its shares rounded up to the next number of shares. On July 30, 2018, the Company’s stock began trading on the OTC:QB.

All references set forth in this annual report to number of shares or per share data have been presented on a post reverse stock-split basis.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2019 AND 2018

(US$)

NOTE 1 – BASIS OF OPERATIONS (CONTINUED)

Nature of Business (Continued)

Cupuaçu Butter Lip Balm

On December 23, 2016, the Company entered into a non-exclusive, 12-month license agreement (the “License Agreement”) with Cleveland, Ohio based cosmetics products company Ice + Jam LLC (“Ice + Jam”) to market Ice + Jam’s proprietary cupuaçu butter lip balm, sold under the trademark HerMan®. The two companies were to evenly share on a 50/50 basis any profits generated through the Company’s marketing, sales and distribution efforts. The Company had agreed to pay the production, marketing and start-up costs for all product it sells to retail customers or distributors. As part of the License Agreement, the Company issued 66,667 restricted common shares which had a value of $27,500, based on the closing price of the stock on the day the Company entered into the agreement ($0.4125 per share). The cost of the shares were prorated over the term of the initial license.

During the quarter ended December 31, 2017, the Company launched this lip balm product. On November 27, 2017, the Company announced a 2-year extension to the existing non-exclusive License Agreement, extending the life of the License Agreement through December 23, 2019, at which time, if mutually agreed upon. the companies reserve the option to extend for an additional 2 years (if exercised at that time, this License Agreement would be extended through December 23, 2021). The two companies reserve the right to request amendment of the License Agreement at any point during the effective term of the agreement. In February of 2018, the Company’s strategy with respect to the HerMan® product was negatively impacted by a series of product defects relating to the twisting mechanism of the lip balm tube. The Company was unable to rectify the manufacturing issue and decided to discontinue operations as of March 31, 2019.

The Company had no sales of the HerMan® product during the year ended March 31, 2019 compared to $1,188 of sale during the year ended March 31, 2018, as reflected in discontinued operations. The Company has removed the product from the website. The remaining inventory of $16,897 was written off as of the previous year ended March 31, 2018 as it determined that the units were not usable.

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

FOR THE YEARS ENDED MARCH 31, 2019 AND 2018

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

On December 22, 2016, the Company entered in a membership interest transfer agreement with Open Therapeutics whereby the Company sold 80% of its membership interest in Pilus back to Open Therapeutics. Open Therapeutics agreed to terminate and cancel 80% of the unexercised portion of the warrant to purchase 385,569 shares (or 308,455 warrants) of the Company’s common stock. Open Therapeutics agreed to pay to the Company 20% of the net profit generated Pilus Energy from its previous year’s earnings, if any. The first $75,000 of such payments was to be retained by Pilus Energy as additional consideration for the sale, which was reflected as a contingent liability on the Company’s consolidated balance sheet. The Company further agreed it would vote its 20% membership interest in Pilus Energy in the same manner that Open Therapeutics votes its membership interest on all matters for which a member vote is required. Through March 31, 2019, there has been no activity recorded by Open Therapeutics with respect to Pilus Energy.

On January 12, 2019, the Company and Open Therapeutics agreed to extinguish the above described $75,000 contingent liability in exchange for a one-time issuance of 500,000 restricted shares of Company’s common stock. The shares were recorded at a value of $24,750 ($0.0495 per share) as a loss on settlement in the Company’s consolidated financial statements.

Tauriga Biz Dev Corp

On January 4, 2018, the Company announced that its Board of Directors unanimously approved the formation a wholly-owned subsidiary focused on acquiring interest(s) in patents and other intellectual property. This subsidiary, incorporated in Delaware, was named Tauriga IP Acquisition Corp. On March 25, 2018, the Company changed the name to Tauriga Biz Dev Corp. (“Tauriga BDC”).

On March 29, 2018 the Company, through Tauriga BDC, entered into an independent sales representative agreement with Blink Charging Co. (“Blink”) (Nasdaq: BLNK) to be a non-exclusive independent sales representative. Under the terms of this agreement with Blink, the Company is permitted to solicit orders from potential customers for electric vehicle (“EV”) charging station placement. Tauriga BDC will be compensated upon contracting for so long as the Company’s acquired prospect remains under contract. This sales agreement is a three-tier model based on whether Tauriga BDC contracts the new customer to purchase equipment outright from Blink or enter into one of two revenue-sharing agreements. In the case Tauriga BDC effectuates a sale of Blink equipment it will receive a one-time sales commission based on the sales price of the equipment sale. In the case where Tauriga BDC secures a revenue sharing agreement with a customer where Blink remains the owner, Tauriga BDC will be paid an on-going commission based off of gross charger revenue, subject to which party paid for the installation. Commission payments under the revenue sharing agreement are subject to minimum revenue generation hurdles.

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

As of March 31, 2019, Tauriga BDC has not installed any of these machines in any locations and no revenue has been generated through the Blink contract.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2019 AND 2018

(US$)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

During the fourth quarter of the year ended March 31, 2019, the Company began sales and marketing efforts for its Mint flavored Tauri-GumTM product. During the three months ended March 31, 2019, the Company recognized sales of $57,134 and recognized a gross profit of $20,006. During the first quarter of fiscal year 2020, the Company has entered into multiple distribution agreements and has engaged an independent contractor to act as Vice President of Distribution and Marketing. As of May 31, 2019, the Company has placed its product in at least 287 retail locations in the greater NYC Metro area. Although the Company’s working capital surplus of $367,760 at March 31, 2018 increased to $490,436 at March 31, 2019, the Company still believes that there is uncertainty with respect to continuing as a going concern.

During the year ended March 31, 2019, the Company discontinued its joint venture product HERMAN ® after nominal sales and prolonged issues with the manufacture. As a result, the entire inventory balance has been written off.

The Company, in the short term, intends to continue funding its operations either through cash-on-hand or through financing alternatives. Management’s plans with respect to this include raising capital through equity markets to fund future operations as well as the sale of its remaining marketable securities which had a market value of $350,400 at March 31, 2019. In the event the Company does need to raise additional capital to fund and expand operations, failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations. Currently, the Company has a limited amount of shares of common stock available to issue under its certificate of incorporation and may initiate the process of increasing the authorized stock. To amend the Company’s certificate of incorporation, including any increase in the number of shares the Company is authorized to issue, will require shareholder approval. If and when the Company initiates this process, the Company will file a proxy statement with the Securities and Exchange Commission and will provide shareholders with a physical or electronic copy, as permissible. Relevant information relating to this process will be included in such proxy statement. There is no guarantee that the Company will be able to obtain this shareholder approval to effectuate such charter amendment.

Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues in the short term there can be no assurances that the revenues will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations to achieve profitability thereby eliminating its reliance on alternative sources of funding. Though management believes that the Company is in the strongest position it has been in in several years there is still no guarantee the that profitable operations with sufficient cashflow to sustain operations can be achieved without the need of alternative financing, which is limited. These matters still raise significant doubt about the Company’s ability to continue as a going concern as determined by management. As a result of some investments made with proceeds from the Cowan lawsuit, the Company was able to recognize other income of $99,823, that partially offset their operating losses, resulting in a net loss in the amount of $1,097,439 for the year ended March 31, 2019 compared to a net loss of $74,801 during the prior year as a result of the lawsuit settlement. The Company has, however, needed to take on more debt leading up to the launch of Tauri-GumTM. The Company believes that there is uncertainty with respect to continuing as a going concern until the operating business can achieve more than nominal sales and profitable operations and sustain cash flow to operate the Company for a period of twelve months. In the event the Company does need to raise additional capital to fund operations or engage in a transaction, failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations. Even if the Company does raise sufficient capital to support its operating expenses, acquire new license agreements or ownership interests in life science companies and generate adequate revenues, or the agreements entered into recently are unsuccessful, there can be no assurances that the revenues will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern as determined by management. However, the accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Consolidated Financial Statements

The consolidated financial statements include the accounts and activities of Tauriga Sciences, Inc., its wholly-owned Canadian subsidiary, Tauriga Canada, Inc., its controlling interest in a joint venture with Ice + Jam LLC and its wholly-owned subsidiary Tauriga BDC. All intercompany transactions have been eliminated in consolidation. As of March 31, 2019, there is no activity in any of the Company’s subsidiaries other than Tauriga BDC holding the electric car chargers.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2019 AND 2018

(US$)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Non-controlling Interests

On December 23, 2016, the Company entered into a non-exclusive, one-year license agreement (subsequently extended by an additional two-years) with Ice + Jam LLC. Under terms of the License Agreement, the Company marketed Ice + Jam’s proprietary cupuaçu butter lip balm, sold under the trademark HerMan®. To effectuate this arrangement, the Company and Ice + Jam formed a new company. Through this new company the two parties were to share on a 50/50 basis any profits generated through the Company’s marketing, sales and distribution efforts. All revenue and expense from these efforts are fully consolidated in the Company’s consolidated financial statements, with the minority interest designated as noncontrolling interest to derive a net loss attributable to common shareholders. The non-controlling interest at March 31, 2019 and March 31, 2018 is $0 and $2,196, respectively. There was neither a net loss or gain attributable to noncontrolling interest for the year ended March 31, 2019 and 2018. As of March 31, 2019, the Company exchanged its 50% ownership in Ice+Jam for the non-controlling interest that remained. As a result, there is no non-controlling interest in this arrangement moving forward and there will be no future obligations associated with this entity.

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

On March 29, 2018 the Company, through Tauriga BDC, entered into an independent sales representative agreement with Blink to be a non-exclusive independent sales representative. Under the agreement with Blink, the Company may solicit orders from potential customers for EV charging station placement. Tauriga BDC will be compensated upon contracting for so long as the Company’s acquired prospect remains under contract. This sales agreement is a three-tier model based on whether Tauriga BDC contracts the new customer to purchase equipment outright from Blink or enter into one of two revenue-sharing agreements. In the case Tauriga BDC effectuates a sale of Blink equipment it will receive a one-time sales commission based on the sales price of the equipment sale. In the case where Tauriga BDC secures a revenue sharing agreement with a customer where Blink remains the owner, Tauriga BDC will be paid an on-going commission based off of gross charger revenue, subject to which party paid for the installation. Commission payments under the revenue sharing agreement are subject to minimum revenue generation hurdles.

On June 29, 2018, the Company purchased four Blink Level 2 - 40” pedestal chargers for permanent placement in a retail location or locations whereby the Company will pay a variable annual fee based on 7% of total revenue per charging unit. The remainder of the proceeds will be split 80/20 between the Company and the host location owner or its assignee. The host location owner to will pay for the cost of providing power to these unit as well as installation costs.

As of March 31, 2019, the Tauriga BDC has not installed any of these machines in any locations, and no revenue has been generated through the Blink contract.

During the three months ended March 31, 2019, the Company recognized its first sales of Tauri-GumTM, primarily vis-à-vis its entry in the E&M Distribution Agreement.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2019 AND 2018

(US$)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition (Continued)

The Company recognizes revenue upon the satisfaction of the performance obligation. The Company considers the performance obligation met upon shipment of the product or delivery of the product. For ecommerce orders, the Company’s products are shipped by a fulfillment company and payment is made in advance of shipment either through credit card or PayPal. The Company also delivers the product to its customers that they market to in the metropolitan New York Tri-State area that are not covered under any existing distribution agreements. The Company generally collects payment within 30 to 60 days of completion of its performance obligation, and the Company has no agency relationships. The Company recognized revenue from operations in the amount of $57,134 during the three months ended (as well as year ended) March 31, 2019. All revenue is from the sale of the Company’s Tauri-GumTM product line and there are no accounts receivable currently outstanding for these sales.

The Company recognized $1,118 of revenue from discontinued operations during the year ended March 31, 2018 which was related to the sales of the HERMAN® lip balm product.

Sales Refunds

The Company’s refund policy allows customers to return product for any reason except where the customer does not like the taste of the product. The customer has 30 days from the date of purchase to initiate the process. Returns are limited to one return or exchange per customer. Only purchases up to $100 qualify for a refund. Approved return/refund requests are typically processed within 1-2 business days. For product purchases made through a Tauri-GumTM distributor or retailer, the customer is required to work with original purchase location for any return or exchange. The Company has not established a reserve for returns as of March 31, 2019 however will monitor the refunds to estimate whether a reserve will be required.

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

Cash Equivalents

For purposes of reporting cash flows, cash equivalents include investment instruments purchased with an original maturity of three months or less. At March 31, 2019, the Company’s cash on deposit with financial institutions exceeded the total FDIC insurance limit of $250,000. At March 31, 2019 and 2018, the Company had a cash balance of $385,943 and $12,291, respectively. Although the Company’s cash balance did exceed the total FDIC insurance limit of $250,000, the Company anticipated using cash in excess of insurance in the very short-term. To reduce its risk associated with the failure of such financial institution, the Company holds its cash deposits in more than one financial institution and evaluates at least annually the rating of the financial institution in which it holds its deposits. The Company had no cash equivalents as of March 31, 2019 and 2018.

Investment in Trading Securities

Investment in trading securities consist of investments in shares of common stock of companies traded on public markets as well as publicly traded warrants of these companies should there be a market for them. These securities are carried on the Company’s balance sheet at fair value based on the closing price of the shares owned on the last trading day before the balance sheet date of this report. Fluctuations in the underlying bid price of the stocks result in unrealized gains or losses. The Company recognizes these fluctuations in value as other income or loss.

For investments sold, the Company recognizes the gains and losses attributable to these investments as realized gains or losses in other income or loss.

Investment – Cost Method

Investment in other companies that are not currently trading, are valued based on the cost method as the Company holds less than 20% ownership in these companies and has no influence over operational and financial decisions of the companies. The Company will evaluate, at least annually, whether impairment of these investments is necessary under ASC 320. As of March 31, 2019, the Company has not impaired any of their cost method investments.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2019 AND 2018

(US$)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Inventory

Inventory consists of finished goods in salable condition and is stated at the lower of cost or market determined by the first-in, first-out method. The inventory consists of packaged, labeled salable inventory. Shipping of product to finished good inventory fulfillment center is also included in the total inventory cost. Shipping of product upon sale for online sales is paid by the customer upon ordering for orders of single packs of Tauri-GumTM. For wholesale product orders shipping cost is paid by the Company. As of March 31, 2019, the Company’s inventory on hand had a value of $10,872. The Company has also paid deposits of $105,000 paid towards orders not received as of March 31, 2019 reflected on the balance sheet as prepaid expenses and other current assets. As of March 31, 2018, as a result of the quality control issues regarding the packaging, the Company had written off the remaining inventory of their lip balm, since part of discontinued operations, in the amount of $16,897 as the units then on hand were not usable. Deposits paid to Per Os Bio for the manufacturing costs of the Tauri-GumTM have been classified as a deposit (other current asset) on the Company’s consolidated balance sheet as the goods are not yet available for sale. The Company has not established any inventory reserve on the Tauri-GumTM as of March 31, 2019.

Property and Equipment

Property and equipment are stated at cost and is depreciated using the straight-line method over the estimated useful lives of the respective assets. Routine maintenance, repairs and replacement costs are expensed as incurred and improvements that extend the useful life of the assets are capitalized. When property and equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is recognized in operations.

Intangible Assets

Intangible assets consisted of licensing fees and a patent prior to being impaired which were stated at cost. Licenses were amortized over the life of the agreement and patents were amortized over the remaining life of the patent at the date of acquisition.

Net Income (Loss) Per Common Share

The Company computes per share amounts in accordance with FASB ASC Topic 260 “Earnings per Share” (“EPS”), which requires presentation of basic and diluted EPS. Basic EPS is computed by dividing the income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock and common stock equivalents outstanding during the periods; however, potential common shares are excluded for period in which the Company incurs losses, as their effect is anti-dilutive. For the years ended March 31, 2019 and 2018, basic and fully diluted earnings per share were the same as the Company had losses in these periods.

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

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2019 AND 2018

(US$)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Reclassifications

Certain prior year amounts have been reclassified to conform to the current period presentation. The reclassifications had no effect on the net loss or cash flows of the Company.

Impairment of Long-Lived Assets

Long-lived assets, primarily fixed assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. The Company will perform a periodic assessment of assets for impairment in the absence of such information or indicators. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, the Company would recognize an impairment loss only if it’s carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and estimated fair value.

Research and Development

The Company expenses research and development costs as incurred. Research and development costs were $13,924 for the year ended March 31, 2019 compared to $10,068 for the prior year. The Company is continually evaluating products and technologies in the natural wellness space, including its Tauri-GumTM product including new flavor formulations and other CBD delivery products, as well as any intellectual property or other related technologies. As the Company investigates and develops relationships in these areas, resultant expenses for trademark filings, license agreements, website and product development and design materials will be expensed as research and development. Some costs will be accumulated for subsidiaries prior to formation of any new entities.

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

FOR THE YEARS ENDED MARCH 31, 2019 AND 2018

(US$)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Derivative Financial Instruments

Derivatives are recorded on the consolidated balance sheet at fair value. The conversion features of the convertible debentures are embedded derivatives and are separately valued and accounted for on the consolidated Balance Sheets with changes in fair value recognized during the period of change as a separate component of other income/expense. Fair values for exchange-traded securities and derivatives are based on quoted market prices. The pricing model we use for determining the fair value of our derivatives are binomial pricing models. Valuations derived from this model are subject to ongoing internal and external verification and review. The model uses market-sourced inputs such as interest rates and stock price volatilities. Selection of these inputs involves management’s judgment and may impact net income (loss).

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

FOR THE YEARS ENDED MARCH 31, 2019 AND 2018

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

The Company has identified that instruments previously carried as derivative liabilities were deemed to be such on the basis of embedded features containing down round provisions, resulting in the strike price being reduced on the basis of the pricing of future equity offerings. In accordance with the adoption of ASU 2017-11, the Company recorded a gain on derivative liability in the amount of $271,280 for the year ended March 31, 2018. This adoption of this accounting pronouncement had no effect on the year ended March 31, 2019 as there were no instruments that would have caused this presentation. The Company also recorded a corresponding loss on extinguishment of debt in the amount of $271,280 for the year ended March 31, 2018, with no effect on the year ended March 31, 2019. Along with this transaction, the Company recorded a deemed dividend to shareholders in the amount of $271,280 for the year ended March 31, 2018 and no deemed dividend for the year ended March 31, 2019.

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

Share settled debt

The general measurement guidance in ASC 480 requires obligations that can be settled in shares with a fixed monetary value at settlement to be carried at fair value unless other accounting guidance specifies another measurement attribute. The Company has determined that ASC 835-30 is the appropriate accounting guidance for the share-settled debt, which is what was done by setting up the debt discount which is to be amortized to interest expense over the term of the instrument. Amortization of discounts are to be amortized using the effective interest method over the term of the note.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2019 AND 2018

(US$)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Share Settled Debt (Continued)

ASC 480-10-25-14 requires liability accounting for (1) any financial instrument that embodies and unconditional obligation to transfer a variable number of shares or (2) a financial instrument other than an outstanding share that embodies a conditional obligation to transfer a variable number of shares, provided that the monetary value of the obligation is based solely or predominantly on any of the following: 1. A fixed monetary amount known at inception (e.g. stock settled debt); 2. Variations in something other than the fair value of the issuer’s equity shares (e.g. a preferred share that will be settled in a variable number of common shares with tits monetary value tied to a commodity price); and 3. Variations in the fair value of the issuer’s equity shares, but the monetary value to the counterparty moves inversely to the value of the issuer’s shares (e.g. net share settled written put options, net share settled forward purchase contracts).

Notwithstanding the fact that the above instruments can be settled in shares, FASB concluded that equity classification is not appropriate because instruments with those characteristics do not expose the counterparty to risks and rewards similar to those of an owner and, therefore do not create a shareholder relationship. The issuer is instead using its shares as the currency to settle its obligation.

The Company has multiple notes that contain discount provisions whereby the holder can exercise conversion rights at a discount to the market price for a 15-day trailing period based on the market volume average weighted price. ASC 470-20 defines this as a beneficial conversion feature which that shall be recognized separately at issuance by allocating a portion of the proceeds equal to the intrinsic value, not to exceed the face value of the note, to additional paid in capital. This segmented value, is to be amortized using the effective interest method over the term of the note.

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

As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by ASC 740 and concluded that the tax position of the Company does not meet the more-likely-than-not threshold as of March 31, 2019.

Recent Accounting Pronouncements

In June 2018, the FASB issued ASU No. 2018-07, “Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting” which addresses accounting for issuance of all share-based payments on the same accounting model. Previously, accounting for share-based payments to employees was covered by ASC Topic 718 while accounting for such payments to non-employees was covered by ASC Subtopic 505-50. As it considered recently issued updates to ASC 718, the FASB, as part of its simplification initiatives, decided to replace ASC Subtopic 505-50 with Topic 718 as the guidance for non-employee share based awards. Under this new guidance, both sets of awards, for employees and non-employees, will essentially follow the same model, with small variations related to determining the term assumption when valuing a non-employee award as well as a different expense attribution model for non-employee awards as opposed to employee awards. The ASU is effective for public business entities beginning in 2019 calendar years and one year later for non-public business entities. The Company does not believe there is a material impact on their consolidated financial position and results of operations as a result of this standard.

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

FOR THE YEARS ENDED MARCH 31, 2019 AND 2018

(US$)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

The new guidance will be effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period and is applied retrospectively. Early adoption is permitted. The Company has adopted this standard as of April 1, 2019 and does not believe there will be a material impact on the adoption of this guidance on their consolidated financial statements (See Note 6).

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

NOTE 3– INVENTORY

Inventory from continuing operations

Inventory value by product as of:

	March 31, 2019	March 31, 2018

Tauri-GumTM	$10,872	$-

Total Inventory	$10,872	$-

Deposits to Per Os Bio in the amount of $105,000 for the manufacturing costs of Tauri-GumTM has been classified as a deposit (prepaid expenses other current assets) on the Company’s consolidated balance sheet as of March 31, 2019 as the goods are not yet available for sale.

Inventory from discontinued operations

As a result of the quality control issues regarding the packaging of the lip balm, the Company had written off the remaining inventory of $16,897 as of March 31, 2018 while it attempted to complete the re-design of the packaging of this product, since it had been determined that the initial units were not usable.

The Company had removed the product from its website and attempted to work with the manufacturer to resolve these issues; however, the Company and the manufacturer were unable to resolve the packaging issues, and, as a result, discontinued the operations of this subsidiary. Subsequently, the Company exchanged its 50% ownership in Ice+Jam, LLC for the balance of the non-controlling interest as of March 31, 2019.

NOTE 4– DISCONTINUED OPERATIONS

On March 31, 2019, the Company decided to discontinue operations relative to its HERMAN© Lip balm product line. After much effort the Company was unable to resolve manufacturing issues as it related to it its lip balm tube mechanism. The Company did not believe that these issues will be resolvable without a substantial investment of time and money. Therefore, the Company exchanged their 50% ownership in Ice+Jam, LLC for the balance of the non-controlling interest as of March 31, 2019.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2019 AND 2018

(US$)

NOTE 4– DISCONTINUED OPERATIONS (CONTINUED)

TAURIGA SCIENCES, INC. AND SUBSIDIARY

STATEMENTS OF DISCONTINUED OPERATIONS

	For the years ended March 31,
	2019	2018
Income
Product sales	$-	$1,048
Shipping Income	-	140
Total Income	-	1,188
Cost of Goods Sold
Cost of Goods Sold	-	609
Inventory shrinkage	-	19,219
Shipping Expense	-	106
Total Cost of Goods Sold	-	19,934
Gross Profit	-	(18,746)
Expenses
Other	2,196	-
Consult Fees - Other	-	40,478
Marketing expense	-	16,716
Research & Development	-	1,372
Total Expenses	2,196	58,567
Net Loss	$(2,196)	$(77,313)

TAURIGA SCIENCES, INC. AND SUBSIDIARY

BALANCE SHEETS FROM DISCONTINUED OPERATIONS

	March 31, 2019	March 31, 2018

Assets from discontinued operations	$581	$581

Liabilities from discontinued operations	$5,522	$5,522

NOTE 5– PROPERTY AND EQUIPMENT

The Company’s property and equipment is as follows:

	March 31, 2019	March 31, 2018	Estimated Life

Computers, office furniture and other equipment	$69,808	$59,051	3-5 years

Less: accumulated depreciation	(56,798)	(56,560)

Net	$13,010	2,491

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2019 AND 2018

(US$)

NOTE 5– PROPERTY AND EQUIPMENT (CONTINUED)

On June 29, 2018, the Company purchased four Blink Level 2 – 40” pedestal chargers for permanent placement in one or more retail locations whereby the Company will share revenue from these electric car vehicle charging units with such location owner. No depreciation expense has been recorded for the charging units as of March 31, 2019 due to the fact that they have not been placed in service. The Company has suspended plans to install these units at any location. The Company has decided to focus all efforts on its Tauri-GumTM product, and thus is intending to sell these units. Depreciation expense for the years ended March 31, 2019 and 2018 was $964 and $796, respectively.

During the year ended March 31, 2019 the Company disposed computer equipment valued at $1,632 recognizing a loss on disposal of $907.

NOTE 6 – COMMITMENTS

Ice + Jam

On December 23, 2016, the Company entered into a License Agreement with Ice + Jam, which was further extended to December 23, 2019. Under terms of the License Agreement, the Company was to market Ice + Jam’s proprietary cupuaçu butter lip balm sold under the trademark HerMan® and the two companies were to share on a 50/50 basis any profits earned through the Company’s marketing, sales and distribution efforts. The Company decided to discontinue this line of business and exchanged their 50% ownership in Ice+Jam for the remaining non-controlling interest as of March 31, 2019 and therefore will have no further commitment to Ice + Jam.

Rent

On December 1, 2017, the Company relocated its corporate headquarters from Danbury, Connecticut to New York, New York. The Company has entered into a two-year lease at $1,010 per month for the term of the lease. The Company recorded rent expense of $13,404 for the year ended March 31, 2019 compared to $5,794 for the prior year. The remaining lease obligation for fiscal year 2020 is $8,080.

The Company has adopted ASU No. 2016-02, Leases (Topic 842), as of April 1, 2019 and will account for the new lease in terms of the right of use assets and offsetting lease liability obligations for this new lease under this pronouncement. In accordance with ASC 842 - Leases, effective April 1, 2019, the Company will record additional net lease right of use asset and a lease liability at present value of approximately $18,730 and $18,978, respectively, as of April 1, 2019. The Company is recording these at present value, in accordance with the standard, using a discount rate of 8% which is representative of the last borrowing rates for notes issued to a non-related party. The right of use asset is composed of the sum of all lease payments, at present value, and is amortized straight line over the life of the expected lease term. For the expected term of the lease the Company will use the initial term of the two-year lease. If the Company does elect to exercise its option to extend the lease for additional years, that election will be treated as a lease modification and the lease will be reviewed for remeasurement. This lease will be treated as an operating lease under the new standard.

The Company has chosen to implement this standard using the modified retrospective model approach with a cumulative-effect adjustment, which does not require the Company to adjust the comparative periods presented when transitioning to the new guidance on April 1, 2019. The Company has also elected to utilize the transition related practical expedients permitted by the new standard. The modified retrospective approach provides a method for recording existing leases at adoption and in comparative periods that approximates the results of a modified retrospective approach. Adoption of the new standard resulted in the recording of additional net lease assets and lease liabilities of approximately $18,730 and $1,978 as of April 1, 2019. Any difference between the additional lease assets and lease liabilities, net of the deferred tax impact, will be recorded as an adjustment to retained earnings. The standard is not expected to materially impact our consolidated net earnings and had no impact on cash flows.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2019 AND 2018

(US$)

NOTE 7 – INTANGIBLE ASSETS

Patents:

Pilus Energy, LLC

The Company, through the acquisition of Pilus Energy on January 28, 2014, acquired a patent to develop cleantech energy using proprietary microbiological solution that creates electricity while consuming polluting molecules from wastewater.

On December 22, 2016, the Company entered in a membership interest transfer agreement with Open Therapeutics whereby the Company sold 80% of its membership interest in Pilus to Open Therapeutics. Open Therapeutics agreed to terminate and cancel 80% of the unexercised portion of Open Therapeutics agreed to pay to the Company 20% of the net profit generated Pilus Energy from its previous year’s earnings, if any. The first $75,000 of such payments were to be retained by Pilus Energy as additional consideration for the sale, which was reflected as a contingent liability on the Company’s consolidated balance sheet. The Company further agreed it would vote its 20% membership interest in Pilus Energy in the same manner that Open Therapeutics votes its membership interest on all matters for which a member vote is required. Through March 31, 2019, there has been no activity recorded by Open Therapeutics with respect to Pilus Energy.

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

On January 12, 2019, the Company and Open Therapeutics agreed to extinguish the $75,000 contingent liability in exchange for a one-time issuance of 500,000 restricted shares of Company’s common stock. The shares were recorded at a value of $24,750 ($0.0495 per share) as a loss on settlement in the Company’s consolidated financial statements.

NOTE 8 – DERIVATIVE LIABILITIES EMBEDDED IN CONVERTIBLE NOTES

The Company has entered into several financial instruments, which consist of notes payable, containing various conversion features. Generally, the financial instruments are convertible into shares of the Company’s common stock at prices that are either marked to the volume weighted average price of the Company’s intended publicly traded stock or a static price determinative from the financial instrument agreements. These prices may be at a significant discount to market determined by the volume weighted average price under a 15 day look back period for conversion purposes.

The Company accounts for the fair value of the conversion feature in accordance with ASC 815-15, “Derivatives and Hedging; Embedded Derivatives,” which requires the Company to bifurcate and separately account for the conversion features as an embedded derivative contained in the Company’s convertible debt and original issue discount notes payable. The Company is required to carry the embedded derivative on its consolidated Balance Sheets at fair value and account for any unrealized change in fair value as a component in its results of operations. The Company valued the embedded derivatives using eight steps to determine fair value under ASC 820: (1) Identify the item to be valued and the unit of account; (2) Determine the principal or most advantageous market and the relevant market participants; (3) Select the valuation premise to be used for asset measurements; (4) Consider the risk assumptions applicable to liability measurements; (5) Identify available inputs; (6) Select the appropriate valuation techniques; (7) Make the measurement; (8) Determine amounts to be recognized and information to be disclosed.

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

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2019 AND 2018

(US$)

NOTE 8 – DERIVATIVE LIABILITIES EMBEDDED IN CONVERTIBLE NOTES (CONTINUED)

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

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2019 AND 2018

(US$)

NOTE 8 – DERIVATIVE LIABILITIES EMBEDDED IN CONVERTIBLE NOTES (CONTINUED)

The Company has identified that instruments previously carried as derivative liabilities were deemed to be such on the basis of embedded features containing down round provisions, resulting in the strike price being reduced on the basis of the pricing of future equity offerings. The Company was not affected by the adoption of ASU 2017-11 for the year ended March 31, 2019 as they had no instruments that would be impacted by this pronouncement, compared to a gain on derivative liability in the amount of $271,280 for the year ended March 31, 2018. The Company also recorded a corresponding loss on extinguishment of debt in the amount of $271,280 for the year ended March 31, 2017.

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

NOTE 9 – NOTES PAYABLE TO INDIVIDUALS AND COMPANIES

Notes payable and convertible notes consisted of the following as of:

		March 31, 2019	March 31, 2018

Alternative Strategy Partners PTE Ltd.- Sep 2015	(a)	$90,000	$90,000
GS Capital Partners, LLC – Oct 2017	(b)	-	105,000
GS Capital Partners, LLC – March 2018	(c)	-	48,000
GS Capital Partners LLC – May 2018	(d)	-	-
GS Capital Partners, LLC – October 2018	(e)	180,000	-
Adar Alef, LLC – December 2018	(f)	-	-
Eagle Equities, LLC – January 2019	(g)	-	-
GS Capital Partners, LLC – March 2019	(h)	300,000	-
Note to an Individual – February 2013	(i)	-	15,000
Total notes payable and convertible notes		570,000	258,000
Less - note discounts		(356,125)	(3,153)
Less - current portion of these notes		(213,875)	(254,847)
Total notes payable and convertible notes, net of discounts		$-	$-

(a)	Three-month $180,000 non-convertible debenture dated September 23, 2015 bearing and interest rate of 11.50% per annum. The note matured in December 2015. The Company received cash of $90,000 ($75,000 wired directly to the Company and $15,000 wired directly from Alternative Strategy Partners PTE Ltd. (“ASP”) to compensate a consultant. The balance of this note ($90,000) was to be wired directly to a Japanese based consumer product firm called Eishin, Inc. (“Eishin”), but the holder never provided any documentation evidencing that $90,000 was paid to Eishin. The Company is in dispute with the noteholder, and the Company has not recorded this liability as of December 31, 2018 or March 31, 2018. If the proper documentation is provided to the Company, the Company will record the liability at that time. The Company has not received any type of default notice with respect to this $180,000 non-convertible note. Additionally, the Company has not received any shares in Eishin up to this point. The Company did follow up with Eishin in March 2017, and it was noted that Eishin did not reflect the Company as having this ownership. As a result, the additional $90,000 has not been recognized as outstanding. As of March 31, 2019, this note had accrued interest of $23,468. On May 29, 2019, the Company and ASP, entered into an agreement whereby this note and accrued interest were fully satisfied in exchange for the Company agreeing to transfer and assign to ASP all rights, title and interest it has or may have in securities of Eishin, and to do all things necessary to effect such transfer. Since these rights were not valued on the Company’s balance sheet the Company will record a gain on extinguishment of debt in the amount of $113,468 during the three months ended June 30, 2019.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2019 AND 2018

(US$)

NOTE 9 – NOTES PAYABLE TO INDIVIDUALS AND COMPANIES (CONTINUED)

(b)	On October 17, 2017, the Company entered into a securities purchase agreement with GS Capital Partners, LLC, whereby the Company issued two 8% convertible redeemable notes each in the principal amount of $105,000. The first 8% note was funded with gross cash proceeds of $100,000, after the deduction of $5,000 in legal fees. The second 8% note, the back-end note, was initially paid for by an offsetting note receivable issued by GS Capital Partners, LLC, to the Company. The terms of the back-end note require cash funding prior to any conversion thereunder. The amounts of cash funded plus accrued interest under both the first note and the back-end note are convertible into shares of the Company’s common stock at a price per share equal to 70% of the lowest daily VWAP of the common stock as reported on the National Quotations Bureau OTC Markets market on which the Company’s shares are traded or any exchange upon which the common stock may be traded in the future, for the 15 prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. In the event the Company experiences a DTC “chill” on its shares, the conversion price shall be decreased to 60% instead of 70% while that “chill” is in effect. Upon an event of default, principal and accrued interest will become immediately due and payable under the notes. Additionally, upon an event of default, both notes will accrue interest at a default interest rate of 24% per annum or the highest rate of interest permitted by law. Further, certain events of default may trigger penalty and liquidated damage provisions. During the first 6 months that the first note and the back-end note are outstanding, the Company may redeem either by paying to GS Capital Partners, LLC an amount as follows: (i) if the redemption is within the first 90 days either note is in effect, then for an amount equal to 120% of the unpaid principal amount of either note along with any interest that has accrued during that period, and (ii) if the redemption is after the 91st day the either note is in effect, but less than the 180th day, then for an amount equal to 133% of the unpaid principal amount of either note along with any accrued interest. Neither note may be redeemed after 180 days. Additionally, and pursuant to the Purchase Agreement, the Company issued to GS Capital Partners, LLC 306,667 shares of the Company’s common stock valued at $20,700 ($0.0675 per share). On April 25, 2018, the noteholder, under their rights under the contract, canceled the back-end note. On May 1, 2018, the noteholder converted $55,000 of principal and accrued interest of $2,339 in exchange for 1,985,754 of the Company’s shares ($0.028888 per share). On July 18, 2018, the Company paid $69,503 to fully retire the remaining $50,000 principal balance of this note plus $3,503 of accrued interest and a prepayment penalty of $16,500.

(c)	On March 9, 2018, GS Capital Partners, LLC funded the back-end note under the August 31, 2017 Securities Purchase Agreement with GS Capital Partners, LLC whereby the Company issued two 8% convertible redeemable notes each in the principal amount of $48,000. This back-end note was initially paid for by an offsetting note receivable issued by GS Capital Partners, LLC to the Company. This note has a maturity date one year from the date of issuance of the original note under the securities purchase agreement, upon which any outstanding principal and interest is due and payable. Although the note principal plus interest was not repaid by the due date, the noteholder waived the default clause. The amounts of cash funded plus accrued interest under the note are convertible into shares of the Company’s common stock at a price for each share of common stock equal to 70% of the lowest daily VWAP of the common stock as reported on the National Quotations Bureau OTC Markets market on which the Company’s shares are traded or any exchange upon which the common stock may be traded in the future, for the 15 prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. In the event the Company experiences a DTC “chill” on its shares, the conversion price shall be decreased to 60% instead of 70% while that “chill” is in effect. Upon an event of default, principal and accrued interest will become immediately due and payable under the notes. Additionally, upon an event of default, notes will accrue interest at a default interest rate of 24% per annum or the highest rate of interest permitted by law. Further, certain events of default may trigger penalty and liquidated damage provisions. During the first six months this note is in effect, the Company may redeem by paying to GS Capital Partners, LLC an amount as follows: (i) if the redemption is within the first 90 days either note is in effect, then for an amount equal to 120% of the unpaid principal amount of either note along with any interest that has accrued during that period, and (ii) if the redemption is after the 91st day the either note is in effect, but less than the 180th day, then for an amount equal to 133% of the unpaid principal amount of either note along with any accrued interest. The note may be redeemed after 180 days. On October 26, 2018, the Company fully repaid this note in cash using proceeds from a new convertible note. Repayment included $2,430 of accrued interest and $1,115 of prepayment penalty.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2019 AND 2018

(US$)

NOTE 9 – NOTES PAYABLE TO INDIVIDUALS AND COMPANIES (CONTINUED)

(d)	On May 10, 2018, the Company entered into a securities purchase agreement with GS Capital Partners, LLC. GS Capital Partners, LLC whereby the Company issued two 8% convertible redeemable notes in the cumulative principal amount of $56,000. The first 8% note for $28,000 was funded with net proceeds of $25,000, after the deduction of $3,000 for OID. The second 8% note, the back-end note, is initially paid for by an offsetting note receivable issued by GS Capital Partners, LLC to the Company. The terms of the back-end note require cash funding prior to any conversion thereunder. The note receivable is due January 10, 2019, unless certain conditions are not met, in which case both the back-end note and the note receivable may both be cancelled. Both the first note and the back-end note have a maturity date one year from the date of issuance upon which any outstanding principal and interest is due and payable. The amounts of cash funded plus accrued interest under both the first note and the back-end note are convertible into shares of the Company’s common stock at a price for each share of common stock equal to 70% of the lowest daily VWAP of the common stock as reported on the National Quotations Bureau OTC Markets market on which the Company’s shares are traded or any exchange upon which the common stock may be traded in the future, for the 15 prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. In the event the Company experiences a DTC “chill” on its shares, the conversion price shall be decreased to 60% instead of 70% while that “chill” is in effect. The back-end note will not be cash funded and such note, along with the note receivable, will be immediately cancelled if the shares do not maintain a minimum trading price during the five days prior to such funding and a certain aggregate dollar trading volume during such period. Upon an event of default, principal and accrued interest will become immediately due and payable under the notes. Additionally, upon an event of default, both notes will accrue interest at a default interest rate of 24% per annum or the highest rate of interest permitted by law. Further, certain events of default may trigger penalty and liquidated damage provisions. This note contains a provision where if the Company shall have defaulted on or breached any term of any other note of similar debt instrument into which the Company has entered and failed to cure such default within the appropriate grace period they would be considered in default of this note. During the first six months first note is in effect, the Company may redeem either note by paying to GS Capital Partners, LLC an amount as follows: (i) if the redemption is within the first 90 days either note is in effect, then for an amount equal to 120% of the unpaid principal amount of either note along with any interest that has accrued during that period, and (ii) if the redemption is after the 91st day the either note is in effect, but less than the 180th day, then for an amount equal to 133% of the unpaid principal amount of either note along with any accrued interest. The note may be redeemed after 180 days. The back-end note may not be repaid. The note holder may redeem this note at any time after the first six months. The Company had cancelled all remaining back-end notes during the quarter ended December 31, 2018. On October 26, 2018, the Company fully repaid this note in cash using proceeds from a new convertible note. Repayment included $1,031 of accrued interest and $9,240 of prepayment penalty.

(e)	On October 25, 2018, the Company entered into a one-year $180,000 convertible note bearing 8% interest with GS Capital Partners, LLC. The note has an original issue discount of $11,750. A portion of the proceeds will be used to retire the two remaining convertible notes on the books of the Company as of December 31, 2018 with GS Capital Partners, LLC. The face value of this note plus accrued interest under the note are convertible into shares of the Company’s common stock at a price for each share of common stock equal to 70% of the lowest daily VWAP of the common stock as reported on the National Quotations Bureau OTC Markets market on which the Company’s shares are traded or any exchange upon which the common stock may be traded in the future, for the 15 prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. In the event the Company experiences a DTC “chill” on its shares, the conversion price shall be decreased to 60% instead of 70% while that “chill” is in effect. Due to the discount to market conversion, a beneficial conversion feature was recorded on this note as a discount to the note in the amount of the $108,111 which will be amortized over the life of the note. This amortization will be reflected as interest cost ratably over the term of the note. Upon an event of default, principal and accrued interest will become immediately due and payable under the notes. Additionally, upon an event of default, notes will accrue interest at a default interest rate of 24% per annum or the highest rate of interest permitted by law. Further, certain events of default may trigger penalty and liquidated damage provisions. This note contains a provision where if the Company shall have defaulted on or breached any term of any other note of similar debt instrument into which the Company has entered and failed to cure such default within the appropriate grace period they would be considered in default of this note. During the first six months this note is in effect, the Company may redeem by paying to GS Capital Partners, LLC an amount as follows: (i) if the redemption is within the first 90 days either note is in effect, then for an amount equal to 120% of the unpaid principal amount of either note along with any interest that has accrued during that period, and (ii) if the redemption is after the 91st day the either note is in effect, but less than the 180th day, then for an amount equal to 133% of the unpaid principal amount of either note along with any accrued interest. Accrued interest as of March 31, 2019 was $6,194.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2019 AND 2018

(US$)

NOTE 9 – NOTES PAYABLE TO INDIVIDUALS AND COMPANIES (CONTINUED)

(f)	On December 20, 2018, the Company entered into security purchase agreement with Adar Alef, LLC whereby the Company issued two 8% convertible redeemable notes in the cumulative principal amount of $110,000. The first 8% note for $55,000 was funded with net proceeds of $47,500, after the deduction of $5,000 for OID and $2,500 in legal fees. The second 8% note, the back-end note, is initially paid for by an offsetting note receivable issued by Adar Alef, LLC to the Company. The terms of the back-end note require cash funding prior to any conversion thereunder. The note receivable is due December 20, 2019, unless certain conditions are not met, in which case both the back-end note and the note receivable may both be cancelled. Both the first note and the back-end note have a maturity date one year from the date of issuance upon which any outstanding principal and interest is due and payable. The face value amount plus accrued interest under both the first note and the back-end note are convertible into shares of the Company’s common stock at a price for each share of common stock equal to 60% of the lowest daily VWAP of the common stock as reported on the National Quotations Bureau OTC Markets market on which the Company’s shares are traded or any exchange upon which the common stock may be traded in the future, for the 20 prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. In the event the Company experiences a DTC “chill” on its shares, the conversion price shall be decreased to 50% instead of 60% while that “chill” is in effect. Upon an event of default, principal and accrued interest will become immediately due and payable under the notes. Additionally, upon an event of default, both notes will accrue interest at a default interest rate of 24% per annum or the highest rate of interest permitted by law. Further, certain events of default may trigger penalty and liquidated damage provisions. This note contains a provision where if the Company shall have defaulted on or breached any term of any other note of similar debt instrument into which the Company has entered and failed to cure such default within the appropriate grace period they would be considered in default of this note. During the first six months this note is in effect, the Company may redeem this note by paying to the Holder an amount equal to 140% of the face amount plus any accrued interest. This note may not be prepaid after the six-month anniversary of the issuance date. The back-end note may not be repaid. The note holder may redeem this note at any time after the first six months. On March 18, 2019, the note holder converted the full face value of the note in the amount of $55,000 including accrued interest of $1,039 for 1,569,717 shares ($0.0357 per share)

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2019 AND 2018

(US$)

NOTE 9 – NOTES PAYABLE TO INDIVIDUALS AND COMPANIES (CONTINUED)

(g)

On January 23, 2019, the Company and Eagle Equities, LLC (“Eagle Equities”) consummated entry into a Securities Purchase Agreement where the Company will borrow $62,000 at 8% annual interest under a one-year term convertible note. The note is convertible into restricted stock of the Company. In connection with this agreement, the Company issued 500,000 commitment shares having a value of $18,500 ($0.037 per share) which is reflected as interest expense in the Company’s consolidated statement of operations during the year ended March 31,2019. The restricted stock was valued at the closing price on January 18, 2019. Legal fees of $2,000 were deducted from cash proceeds of the note payable to investor’s counsel. Under the note, the Company is required initially to reserve 18,500,000 shares of its common stock, and thereafter to reserve up to four times the discounted value of the note. The noteholder may, at any time, at its option, convert all or any amount of the principal face amount of the note then outstanding into shares of the Company’s common stock at a conversion price for each share of Common Stock equal to 65% of the Average of the two lowest closing bid prices of the Common Stock as reported on the National Quotations Bureau OTC Markets exchange which the Company’s shares are traded or any exchange upon which the Common Stock may be traded in the future, for the fifteen prior trading days, including the day upon which a notice of conversion is received by the Company. In the event the Company experiences a DTC “Chill” on its shares, the conversion price shall be decreased to 55% instead of 35% while that “Chill” is in effect. If the Company fails to maintain the share reserve at the four times discount of the note sixty days after the issuance of the note, the conversion discount shall be increased by 10%. This note contains a provision where if the Company shall have defaulted on or breached any term of any other note of similar debt instrument into which the Company has entered and failed to cure such default within the appropriate grace period they would be considered in default of this note. During the first 180 days, the Company may prepay the principal amount of this note and accrued interest thereon, with a premium as follows: (a) 115% of the prepayment penalty for redemptions in the first 30 days after the note issuance; (b) 120% of the prepayment amount if such prepayment was made at any time from (31 days after the issuance date until 60 days after the issuance date); (c) 125% of the prepayment amount if such prepayment was made at any time from 61 days after the issuance date until 90 days after the issuance date made; (d) 130% of the prepayment amount if such prepayment was made at any time from 91 days after the issuance date until 120 days after the issuance date made; and (e) 135% of the prepayment amount if such prepayment was made at any time from 120 days after the issuance date until 180 days after the issuance date. The note is not able to be prepaid after 180 days after the issuance date. Upon an event of default (as defined and described in the note), among other default penalties, including daily liquidation damage payments and the possibility of an increase of the principal by up to 20% or 50%, as the case may be for certain events of default thereunder, annual interest shall accrue at a default interest rate of 24% per annum. If this note is not paid at maturity, or within ten (10) days thereof, the outstanding principal due under this Note shall increase by 10%. Further, if the Company is delinquent on its periodic SEC reports after the six-month anniversary of the note, then the holder shall be entitled to use the lowest closing bid price during the delinquency period as a base price for the conversion, whereby if, e.g., the lowest closing bid price during the delinquency period is $0.10 per share and the conversion discount is 50% then the holder may elect to convert future conversions at $0.05 per share. The Company and Eagle Equities entered into a side letter agreement contemporaneous to the securities purchase agreement and the note. Under the terms of the side letter, Eagle Equities acknowledges that the Company currently has an insufficient number of authorized shares of Common Stock available to reserve the required number of shares of Common Stock for conversion of the note. In order to remedy this share reservation and conversion issue, the Company has agreed that it shall use commercially reasonable efforts to obtain shareholder approval on or before April 15, 2019 to amend its articles of incorporation to increase its authorized share capital to provide for a sufficient number of shares of Common Stock to satisfy the conversion rights of Eagle Equities under the securities purchase agreement and the note. Eagle Equities further agreed that until the earlier to occur of (i) the increase in the Company’s authorized share capital or (ii) April 15, 2019, it shall not and has no right to seek, provide notice of or demand any conversions under the Note, seek additional shares of Common Stock, or to claim a default, damages or other penalties thereunder. On March 25, 2019, the note holder converted the full note principal of $62,000 and $840 of accrued interest for 1,391,045 shares ($0.045175 per share).

(h)	On March 14, 2019, the Company entered into a 12-month $300,000 principal face value 8.0% convertible debenture with GS Capital Partners, LLC, with a maturity date of March 13, 2020. The GS Capital Note carries $20,000 original issue discount (OID) and, as such, the initial net proceeds to the Company was $280,000. In connection with this agreement, the Company is obligated to issue 750,000 commitment shares having a value of $142,500 ($0.19 per share) which is reflected as interest expense in the Company’s consolidated statement of operations during the year ended March 31,2019. These shares were not issued as of March 31, 2019. The Holder is entitled, at its option, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company’s common stock at a price for each share of Common Stock equal to 68% of the lowest daily VWAP of the Common Stock as reported on the National Quotations Bureau OTC Markets exchange for the fifteen (15) prior trading days. Due to the discount to market conversion, a beneficial conversion feature was recorded on this note as a discount to the note in the amount of the full face value of the note which will be amortized over the life of the note. This amortization will be reflected as interest cost ratably over the term of the note. The GS Capital Note may be redeemed by the Company during the first six months from execution, as follows: (i) if the redemption is within the first 90 days, then for an amount equal to 120% of the unpaid principal amount, with any accrued interest; (ii) if the redemption is after the 91st day, but less than the 180th day, then for an amount equal to 133% of the unpaid principal amount, with any accrued interest. The GS Capital Note may not be redeemed after 180 days from the date of execution. At March 31, 2019, this note had accrued interest of $1,118. Also, in conjunction with this note, the 213,334 five-year cashless warrants, associated with the June 27, 2017, $80,000 5% one-year note were fully cancelled.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2019 AND 2018

(US$)

NOTE 9 – NOTES PAYABLE TO INDIVIDUALS AND COMPANIES (CONTINUED)

(i)	An individual note was issued on February 22, 2013, in the amount of $15,000, bearing an interest rate of 8%. The note is convertible into common stock of the Company at $1.875 per share. On October 22, 2018 the Company settled this note with the noteholder for $25,500 cash and 1,000,000 common shares recognizing a loss on conversion of $27,975 on its consolidated statement of operations.

During the year ended March 31, 2019, the Company issued 5,946,516 shares of common stock to holders of convertible notes to retire $187,000 in principal and $13,718 of accrued interest (at an average conversion price of $0.03375 per share) under the convertible notes.

During the year ended March 31, 2018, the Company paid $141,000 and $43,819 of note principal and accrued interest, respectively.

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

Interest expense for the year ended March 31, 2019 was $138,087 compared to $291,610 for the prior year. Accrued interest at March 31, 2019 and March 31, 2018 was $30,780 and $33,875, respectively.

NOTE 10 – RELATED PARTIES

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

As a result of the Company’s joint venture with Ice + Jam, a receivable and a payable was recorded on the Company’s books. As of December 31, 2018, these amounts represented cash Ice + Jam collected from sales of HerMan® through their website in the amount of $581 and a payable in the amount of $5,522 for expenses incurred through the operation of the business. As of March 31, 2019, these assets and liabilities were reflected in assets and liabilities from discontinued operations.

NOTE 11 – STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

As of March 31, 2019, the Company is authorized to issue 100,000,000 shares of its common stock. As of March 31, 2019 and June 26, 2019, there were 68,123,326 and 72,925,920 shares, respectively of common stock issued and outstanding which includes all adjustments for fractional shares.

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

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2019 AND 2018

(US$)

NOTE 11 – STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Common Stock (Continued)

Fiscal Year 2018 (Continued)

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

Fiscal Year 2019

During the year ended March 31, 2019 the Company issued 3,130,000 shares of its restricted common stock to consultants under consulting agreements.

During the year ended March 31, 2019, the Company issued 5,946,516 shares of restricted common stock to noteholders for the conversion of debt and accrued interest having a value of $200,718 (at an average conversion price of $0.03375 per share).

During the year ended March 31, 2019, the Company issued 5,686,667 shares of common stock ($0.02 to $0.06 per share) for aggregate proceeds of $301,200.

During the year ended March 31, 2019, the Company issued 500,000 commitment shares for debt financing ($0.042 per share) valued at $21,000.

During the year ended March 31, 2019, the Company issued 95,667 shares for the settlement of debt $20,004.

On January 12, 2019, the Company and Open Therapeutics agreed to extinguish the $75,000 contingent liability in exchange for a one-time issuance of 500,000 restricted shares of Company’s common stock. The shares were recorded at a value of $24,750 ($0.0495 per share) as a loss on settlement in the Company’s consolidated financial statements.

In connection with some of the consulting agreements and board advisory agreements the Company has entered into, as the following clauses are part of the compensation arrangements: (a) the consultant will be reimbursed for all reasonable out of pocket expenses and (b) the Company, in its sole discretion, may make additional cash payments and/or issue additional shares of common stock to the consultant based upon the consultant’s performance. The Company recognized $296,705 and $701,347 in stock-based compensation expense related to these agreements in the year ended March 31, 2019 and 2018.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2019 AND 2018

(US$)

NOTE 11 – STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Warrants for Common Stock

The following table summarizes warrant activity for the years ended March 31, 2019 and 2018:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding at March 31, 2017	1,220,277	$1.50	3.16 Years	$-

Granted	213,334	0.2625	4.99 Years	-
Expired	-	-
Exercised	-	-
Canceled	-	$-		$-

Outstanding at March 31, 2018	1,433,611	$1.06	3.02 Years	$-

Granted	-	-		-
Expired	(223,335)	0.2843
Exercised	-	-
Canceled	-	-

Outstanding and exercisable March 31, 2019	1,210,276	$1.20	1.28 Years	$-

The warrants were valued utilizing the following assumptions employing the Black-Scholes Pricing Model below. The Company had no warrants issued during the year ended March 31, 2019.

Year Ended March 31, 2018
Volatility	108.6%
Risk-free rate	1.24%
Dividend	-
Expected life of warrants	5.00

On June 27, 2017, the Company entered into a one-year 5% convertible note in the amount of $80,000 with GS Capital Partners, LLC. As partial consideration for the purchase of the note the Company granted 213,334 five-year cashless warrants with an exercise price of $0.2625 per share. Based on the relative fair value of the warrants, the Company recorded a debt discount of $12,546 on the $80,000 note, which was amortized over a period of one-year. These warrants were cancelled as part of the convertible note agreement which the Company entered into with GS Capital Partners, LLC on March 14, 2019 in the amount of $300,000 (See Note 9 section h).

During the three months ended March 31, 2019, 10,001 three-year warrants expired which were awarded to investors in conjunction with security purchase agreements. These warrants had a strike price of $0.75.

Stock Options

On February 1, 2012, the Company awarded to each of two executives’, one current and one former, options to purchase 66,667 common shares, an aggregate of 133,334 shares. These options vested immediately and were for services performed.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2019 AND 2018

(US$)

NOTE 11 – STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Stock Options (Continued)

The following table summarizes option activity for the years ended March 31, 2019 and 2018:

	Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at March 31, 2017	133,334	$7.50	4.85 Years	$—

Granted	—	—
Expired	—	—
Exercised	—	—

Outstanding at March 31, 2018	133,334	$7.50	3.85 Years	$—

Granted	—	—
Expired	—	—
Exercised	—	—

Outstanding and exercisable at March 31, 2019	133,334	$7.50	2.85 Years	$—

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

The following table summarizes the significant differences between the U.S. Federal statutory tax rate and the Company’s effective tax rate for financial statement purposes for the years ended March 31, 2019 and 2018:

	2019	2018
Federal income taxes at statutory rate	21.00%	31.00%
State income taxes at statutory rate	0.00%	0.00%
Temporary differences	1.48%	373.84%
Permanent differences	0.24%	(236.65)%
Impact of Tax Reform Act	(167.44)%	(52.13)%
Change in valuation allowance	144.72%	116.06%
Totals	0.00%	0.00%

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2019 AND 2018

(US$)

NOTE 12 – PROVISION FOR INCOME TAXES (CONTINUED)

	As of	As of
	March 31, 2019	March 31, 2018
Deferred tax assets:
Net operating losses before non-deductible items	$3,685,807	$5,128,565
Loss on disposal of fixed assets	355	243
Stock-based compensation	209,591	217,418
Unrealized gains or losses on investments	(4,258)	61,979
Total deferred tax assets	3,891,495	5,408,205
Less: Valuation allowance	(3,891,495)	(5,408,205)

Net deferred tax assets	$-	$-

At March 31, 2019, the Company had a U.S. net operating loss carryforward in the approximate amount of $17.6 million available to offset future taxable income through 2038. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods. The valuation allowance decreased by $1,516,710 in the year ended March 31, 2019 and decreased by $138,795 in the year ended March 31, 2018. The decreases were the result of the tax effects of the Tax Cuts and Jobs Act (the “TCJA”) offset by taxable losses net of timing differences in each of the years.

On December 22, 2017, Public Law 115-97, informally referred to as the TCJA was enacted into law. The TCJA provides for significant changes to the U.S. Internal Revenue Code of 1986, as amended, that impact corporate taxation requirements. Effective January 1, 2018, the federal tax rate for corporations was reduced from 35% to 21% for US taxable income and requires one-time re-measurement of deferred taxes to reflect their value at a lower tax rate of 21%. The effective rate for the year ended March 31, 2018 was 31% as the rate was changed effective January 1, 2018 to the lower rate. Also, mandatory repatriation of untaxed foreign earnings and profits will be taxed at 15.5% to the extent the underlying assets are liquid and 8% on the remaining balance. There are other provisions to the TCJA, such as conversion of a worldwide system to a territorial system, limitations on interest expense and domestic production deductions, which will be effective in fiscal 2019. Given the significant complexity of the TCJA and anticipated additional implementation guidance from the Internal Revenue Service, further implications of the TCJA may be identified in future periods. The Company has adjusted their NOLs and valuation allowances to account for the changes brought about by the TCJA in each of the years ended March 31, 2019 and 2018, respectively.

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

*There were no trading securities during the quarter ended September 30, 2017

** During the quarter ended December 31, 2017, this security was reclassified from Available for Sale to Trading Security

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2019 AND 2018

(US$)

NOTE 13 – INVESTMENTS (CONTINUED)

Trading securities (Continued)

At March 31, 2019
Company		Beginning of Period Cost	Purchases	Sales Proceeds	End of Period Cost	Fair Value	Realized Gain (Loss)	Unrealized Gain (Loss)
Green Innovations Ltd (GNIN)*	(a)	$-	-	$-	$-	$-	$-	$-
VistaGen Therapeutics Inc (VTGN)	(b)	490,117	349,498	(517,485)	287,500	294,400	(34,630)	6,900
Blink Charging Co (BLNK)	(c)	190,350	151,666	(367,142)	-	-	25,126	-
Blink Charging Co (BLNKW) (Warrants)	(c)	900	162,215	(468,496)	-	-	305,381	-
Aytu BioScience Inc (AYTU)	(d)	82,270	100,030	(144,094)	-	-	(38,206)	-
Lightbridge Corp. (LTBR)	(e)	37,511	299,028	(276,159)	-	-	(60,380)	-
Pulmatrix Inc. (PULM)	(f)	-	204,802	(183,737)	-	-	(21,065)	-
Axovant Sciences Ltd. (AXON)	(g)	-	103,938	(98,433)	-	-	(5,505)	-
Basanite Inc. (BASA)	(h)	-	42,998	(10,821)	30,000	56,000	(2,177)	26,000
Achieve Life Sciences (ACHV)	(i)	-	177,356	(112,221)	-	-	(65,135)	-
Decision Diagnostics (DECN)	(j)	-	20,479	(16,893)	-	-	(3,586)	-
Totals		$801,148	$1,612,010	$(2,195,481)	$317,500	$350,400	$99,823	$32,900	***

*** Represents the Unrealized Gain (Loss) at March 31, 2019 for securities being held by the Company. For the year ended March 31, 2019, there was accumulative unrealized gain on trading securities of $223,349 on these investments.

(a)	During the year ended March 31, 2018, the Company’s investment in Green Innovations, Ltd. was sold for net proceeds of $6,815 and was previously carried as an investment included within Current Assets. The Company’s investment in Green Innovations, Ltd. had a cost of $250,000. A loss of $243,185 was recognized on the sale of this security in the year ended March 31, 2018. For the year ended March 31, 2019, there was a realized gain of $125.

(b)	On December 11, 2017 the Company invested $480,000 in the common stock of VistaGen Therapeutics, Inc. (VTGN). The Company purchased 320,000 common shares along with 320,000 five-year warrants with a strike price of $1.50. On March 26, 2018, the Company purchased an additional 10,000 common shares. The investment in the common shares is recorded at fair valve with unrealized gains and losses, reflected in other operating income. The Company’s investment in VTGN has a cost of $490,117, unrealized loss of $183,910 and a fair value of $306,207 at March 31, 2018. During the year ended March 31, 2019, the Company purchased 59,380 shares of VTGN for $61,998 (average price per share of $1.04 per share) in the open market. The Company sold 389,380 shares of VTGN for $517,485 ($1.33 per share) for a realized loss of $34,630. The Company also purchased in a direct offering 230,000 restricted common shares directly from VTGN during the year ended March 31, 2019 for a cost of $287,500. As of March 31, 2019, these shares were not on deposit with the Company’s broker of record. As of March 31, 2019, the Company has an unrealized gain on these shares in the amount of $6,900, and for the year ended March 31, 2019 has recorded a total realized loss of $34,630 in VTGN.

(c)	The Company participated in an $18,500,250 underwritten public offering by BLINK, which closed on February 14, 2018. The Company invested $191,250 of its balance sheet cash and purchased 45,000 registered shares, as well as warrants exercisable immediately for a period of five (5) years from the date of issuance for up to 90,000 additional shares of common stock of BLINK. The Warrants carry an exercise price of $4.25 per share, and also trade on the NASDAQ under the ticker symbol: BLNKW. The Company’s investment in BLINK common stock and warrants had a cost of $191,250, unrealized loss of $35,955 and a fair value of $155,295 at March 31, 2018. During the three months ended June 30, 2018 the Company purchased 41,018 shares of BLINK at a cost of $151,666 (average price per share of $3.69). The Company sold its total holding of 86,018 shares of BLINK for $367,142 (average price per share of $4.26) realizing a gain of $25,126. During the three months ended June 30, 2018, the Company also purchased 208,800 warrants of BLNKW (average price per warrant of $0.77) and sold its entire position of 298,800 for $468,496 (average price per warrant of $1.60) realizing a gain of $305,381.

(d)	On March 2 and March 8, 2018, the Company purchased 188,300 common shares of AYTU Bioscience (ATYU). The investment in the common shares is recorded at fair valve with unrealized gains and losses, reflected in other operating income. The Company’s investment in ATYU had a cost of $82,270, unrealized gain of $37,677 and a fair value of $119,947 at March 31, 2018. During the year ended March 31, 2019, the Company purchased 260,000 shares of AYTU for a $100,830 (average price per share $0.38). During the year ended March 31, 2019, the Company sold all 448,300 shares of AYTU for $144,094 ($0.32 per share). During the year ended March 31, 2019, the Company had a realized loss of $38,206 on this holding.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2019 AND 2018

(US$)

NOTE 13 – INVESTMENTS (CONTINUED)

Trading securities (Continued)

(e)	On March 12, 2018, the Company purchased 25,000 common shares of Lightbridge Corp (LTBR). The investment in the common shares is recorded at fair valve with unrealized gains and losses, reflected in other operating income. The Company’s investment in LTBR had a cost of $37,511, unrealized loss of $8,261 and a fair value of $29,250 at March 31, 2018. During the year ended March 31, 2019, the Company purchased 287,405 shares of LTBR for $295,625 (average of $1.03 per share). During the year ended March 31, 2019, the Company sold 312,405 shares of LTBR for $276,159 (average price per share of $0.884) realizing a loss of $60,380.

(f)	During the year ended March 31, 2019, the Company purchased 391,514 shares of Pulmatix Inc. (PULM) for $204,802 (average per share price of $0.52). During the year ended March 31, 2019, the Company sold all 391,514 shares for $183,747 ($0.47 per share). The Company had a realized loss of $21,065 on this holding.

(g)	During the year ended March 31, 2019, the Company purchased 40,000 shares of Axovant Sciences Ltd. (AXON) for $103,938 (average share price of $2.60). During the year ended March 31, 2019, the Company sold all 40,000 shares for $98,433 ($2.46 per share). The Company had a realized loss of $5,505 on this holding.

(h)	On July 5, 2018, the Company purchased 100,000 shares of Basanite Industries Inc. (BASA) (formerly Paymeon, Inc. (PAYM)) for $12,998 ($0.13 per share) in the open market. During July 2018 the Company sold the 100,000 shares for $10,821 ($0.11 per share) for a realized loss of $2,177. On July 9, 2018, the Company purchased 400,000 restricted common shares directly from the Company for $30,000 ($0.075 per share). During the year end March 31, 2019, the Company had an unrealized gain of $26,000. In conjunction with the investment, the Company agreed to a 12-month resale restriction. BASA is publicly traded on the OTC:Pink. As March 31, 2019, these shares were not on deposit held with the Company’s broker of record.

(i)	During the year ended March 31, 2019, the Company purchased 44,000 common shares of Achieve Life Sciences (ACHV) for $177,355 ($4.03 per share). During the year ended March 31, 2019, the Company sold all 44,000 shares for $112,221 ($2.55 per share) for a realized loss of $65,135.

(j)	During the year ended March 31, 2019, the Company purchased 450,000 common shares of Decision Diagnostics (DECN) for $20,480 ($0.046 per share). During the year ended March 31, 2019, the Company sold all of its shares for $16,893 ($0.038 per share) for a realized loss of $3,586.

At March 31, 2019, the Company held warrants for AYTU to purchase 5,555 common shares at a strike price of $10.80 with an expiration of March 6, 2023. The strike price and number of shares were adjusted for the August 10, 2018, 1 for 20 reverse stock-split. At March 31, 2019, these warrants were out of the money by $10.01 per share and are not publicly traded, the Company has not recognized the value of these warrants as they are not liquid.

At March 31, 2019, the Company currently holds warrants for VTGN to purchase 320,000 shares of common stock at a strike price of $1.50 per share with an expiration of December 13, 2022 and warrants for VTGN to purchase 230,000 shares of common stock at a strike price of $1.50 per share with an expiration of February 28, 2022. At March 31, 2019, these warrants were even money where the stock closing price was equal to the option strike price. Since these warrants are not publicly traded, the Company has not recognized the value of these warrants as they are not liquid.

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

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2019 AND 2018

(US$)

NOTE 13 – INVESTMENTS (CONTINUED)

Digital Currency (Continued)

On August 25, 2018, the Company sold all gold and silver commodities held for a sum of $24,046, recognizing a loss on the transaction of $2,737.

During the year ended March 31, 2019, had an unrealized loss on digital currency of $3,143 prior to the conversion to the gold and silver.

Equity investments

Honeywood

Effective August 1, 2017, the Company entered into a Debt Conversion Agreement in respect to a secured promissory note issued following the unwinding of the Honeywood acquisition (See NOTE 1), whereby the Company agreed to convert the entire principal and accrued but unpaid interest due under the note into a 5% membership interest in Honeywood.

The Company made an assessment for impairment of its investment in Honeywood at the entity level. During the relationship between the Company and Honeywood, Honeywood had a working capital deficiency and had a history of operating losses. In accordance with FASB ASC 320-10-35-28, “Investments—Debt and Equity Securities,” a Company may not record an impairment loss on the investment but shall continue to evaluate whether the investment is impaired (that is, shall estimate the fair value of the investment) in each subsequent reporting period until either of the following occurs: (a) the investment experiences a recovery of fair value up to (or beyond) its cost; or (b) the entity recognizes an other-than-temporary impairment loss. At the time of the Debt Conversion Agreement the receivable balance of $199,119 had been fully written off by the Company in a prior period. As a result of this Debt Conversion Agreement, the Company deemed the investment to still have no current value. The Company recorded this investment at $0. Thus, no recovery of bad debt and no impairment will be recognized in this year.

Cost investments

Küdzoo, Inc.

On September 4, 2018, the Company invested $15,000 in Küdzoo, Inc. (“Küdzoo”), a privately held company. Küdzoo is the developer of a mobile application that rewards students for their grades and achievements with deals and opportunities. The investment is recorded at cost and represents 0.2% of the value of Küdzoo based on a pre-money valuation of $7,500,000.

On March 21, 2019, the Company invested $22,500 in Küdzoo. This investment was recorded at cost and represents 0.22% of the proportionate interest in the outstanding of the Company after this offering based on a pre-money valuation of $10,200,000. On April 8, 2019, the Company invested another $20,400, which was recorded at cost representing a 0.42% of the proportionate interest in the outstanding of the Company after this offering based on a pre-money valuation of $10,200,000.

The Company tested the investment value for Küdzoo as of March 31, 2019 for impairment. It was noted that the value of the company has increased based on recent equity raises in which the Company took part in. As a result of the new equity raises, the Company does not believe there is any impairment of this investment as of March 31, 2019.

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

The Company tested the investment value for Serendipity as of March 31, 2019 for impairment. It was noted that the value of the company has maintained its value through reviews of their financial performance, therefore, the Company does not believe there is any impairment of this investment as of March 31, 2019.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2019 AND 2018

(US$)

NOTE 14 – LITIGATION

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

NOTE 15 – FAIR VALUE MEASUREMENTS

The following summarizes the Company’s financial assets and liabilities that are measured at fair value on a recurring basis at March 31, 2019 and 2018:

	March 31, 2019
	Level 1	Level 2	Level 3	Total
Assets
Investment-trading securities	$350,400	$-	$-	$350,400
Cost method investment – Küdzoo	$-	$-	$37,500	$37,500
Cost method investment – Serendipity Brands	$-	$-	$35,000	$35,000

	March 31, 2018
	Level 1	Level 2	Level 3	Total
Assets
Investment-trading securities	$610,699	$-	$-	$610,699
Investment in digital currency	$22,056	$-	$-	$22,056

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

NOTE 16 – CONCENTRATIONS

During the year ended March 31, 2019, we have one supplier for 100% of our product who is also the manufacturer of Tauri-GumTM.

For the year ended March 31, 2019, one customer accounted for 97% of product sales from continuing operations.

NOTE 17 – SUBSEQUENT EVENTS

Common Stock

Subsequent to March 31, 2019, the Company issued additional shares of common stock as follows: (i) 1,200,000 shares under distribution agreements (noted below); (ii) 888,308 shares for conversion of debt; (iii) 250,000 shares issued to Vice President of Distribution and Marketing; (iv) 1,000,000 shares issued for services rendered; (v) 750,000 shares for debt commitment and (vi) 714,286 shares under stock purchase agreements in consideration for $45,000 (average of $0.063 per share) to accredited investors that are unrelated third parties.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2019 AND 2018

(US$)

NOTE 17 – SUBSEQUENT EVENTS (CONTINUED)

Corporate

On June 10, 2019, the Company formed a wholly owned subsidiary, Tauriga Sciences Limited, with the registrar of Companies for Northern Ireland. Tauriga Sciences Limited is a private limited Company. The entity was established in conjunction with online merchant services. In conjunction to this new entity the Company entered into a two-year lease commencing on June 11, 2019 and expiring on June 30, 2021. The office is located at Regus World Trade Centre Muelle de Barcelona, edif. Sur, 2a Planta Barcelona Cataluña 08039 Spain. Monthly rent payments will be approximately $201 per month (based on the contractual rate of €178 multiplied by the exchange rate of 1.13 on the day the lease agreement was entered into).

Tauri-GumTM

On April 9, 2019, the Company announced that it is developing a special miniaturized version of Tauri-GumTM for sale at airport retail stores. The Company envisions this Airport version consisting of a miniaturized blister pack (containing three pieces of its CBD Infused gum), with an anticipated retail price of $6.99 per unit.

The Company is also working on CBD Gum-Infused Lollipops and gummi products. During April 2019, the Company filed for trademark for TAURI-GUMMITM and TAURI-GUMMIESTM.

E&M Distribution Agreement

In connection with the E&M Distribution Agreement related to the sale and distribution of our Tauri-GumTM product line in the New York City Metropolitan area marketplace, the Company agreed to a one-time issuance of 1,000,000 restricted shares of the Company’s common stock, and to tender a one-time cash payment of $125,000 to E&M. This $125,000 cash component was paid in full to E&M on April 1, 2019, and the value of the restricted shares will be reflected in stock-based compensation based on the grant date of April 1, 2019 (See NOTE 1).

South Florida Region Distribution Agreement

On April 8, 2019, the Company entered into a non-exclusive distribution agreement with IRM Management Corporation, an established medical practice management firm, the purpose of which is to target our Tauri-Gum™ product to the South Florida based medical market, including chiropractors, orthopedists, as well as prospective retail customers in this geographic area. In connection with the IRM Distribution Agreement, the Company has also agreed to a one-time issuance of 450,000 shares of the Company’s restricted common stock and a cash stipend of $10,000 to IRM. As of the date of this report, $2,000 of the $10,000 cash stipend has been paid. The value of the shares will be reflected in stock-based compensation based on the grant date of April 8, 2019.

North Eastern United States Distribution Agreement

On April 30, 2019, the Company, entered into the SKL Agreement with Sai Krishna LLC, with the intention of increasing and accelerating market penetration of the Company’s Tauri-GumTM product line in the applicable regions See NOTE 1). In connection with the SKL Agreement, the Company agreed to a one-time issuance of an aggregate of 1,000,000 restricted shares of the Company’s common stock. The restricted equity issuance to SKL was completed in accordance with the following schedule: (i) to Mr. Mahesh Lekkala, 500,000 restricted shares the Company’s common stock within ten (10) business days of April 30, 2019; and (ii) to SKL, 500,000, which were permitted to be immediately allocated by SKL to persons within its organization and, as such, (a) 250,000 of such shares shall be issued to Sai Krishna within ten (10) business days of April 30, 2019, and an additional issuance of (b) 250,000 of such shares shall be issued to Sai Krishna within ten (10) business days of August 1, 2019. Other than the payment terms for Tauri-GumTM product purchased and distributed under the terms of the SKL Agreement, there is no additional cash payment currently due or owing by the Company thereunder. The value of the shares will be reflected as stock-based compensation with a grant date of April 30, 2019. All but 250,000 shares are expensed on this date, with those 250,000 shares valued over the term of the one-year agreement.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2019 AND 2018

(US$)

NOTE 17 – SUBSEQUENT EVENTS (CONTINUED)

Tauri-GumTM (Continued)

Vice President of Distribution & Marketing

On May 11, 2019, the Company entered into a consulting agreement pursuant to the terms of the SKL distribution agreement, whereby Ms. Neelima Lekkala was appointed Vice President of Distribution & Marketing. This agreement has a one year term and may be extended based upon mutual agreement of Ms. Lekkala and the Company. Ms. Lekkala will focus her efforts on the expansion of Tauri-GumTM in terms of gross sales and revenue growth through the acquisition of new customers, establishment of professional marketing materials & protocols, logistics improvement(s) and fulfillment services. Ms. Lekkala is not an executive officer of the Company and, therefore, is not deemed to be an affiliate of the Compny. Ms. Lekkala’s compensation includes 250,000 shares of the Company’s restricted common stock, which are fully earned and vested upon the execution of her consulting agreement. These shares were issued May 20, 2019, having a value of $18,275 based on the closing price of the Company’s stock on that day ($0.0731 per share). Additionally, Ms. Lekkala will receive a 30% commission on total gross sales through the sale of the Tauri-GumTM product line which the Company may pay in either stock or cash at the election of Ms. Lekkala.

Convertible Notes

GS Capital Partners, LLC May and June – 2019 Notes

On May 24, 2019, the Company entered into a one year 8% $60,000 Convertible Note with GS Capital Partners, LLC pursuant to the terms of a Securities Purchase Agreement. The GS Capital Note has a maturity date of May 23, 2020 and carried a $5,000 original issue discount (such that $55,000 was funded to the Company on May 24, 2019. The holder is entitled, at its option, at any time after cash payment, to convert all or any amount of the principal face amount of the GS Note then outstanding into shares of the Company’s common stock at a price for each share of common stock equal to 66% of the lowest daily volume weighted average price (VWAP) of the common stock as reported on the National Quotations Bureau OTC Markets exchange which the Company’s shares are traded or any exchange upon which the common stock may be traded in the future, for the fifteen (15) prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. Such conversion shall be effectuated by the Company delivering the shares of common stock to the holder within 3 business days of receipt by the Company of the notice of conversion. Accrued but unpaid interest shall be subject to conversion. To the extent the conversion price of the Company’s common stock closes below the par value per share, the Company will take all steps necessary to solicit the consent of the stockholders to reduce the par value to the lowest value possible under law. The Company agrees to honor all conversions submitted pending this increase. In the event the Company experiences a DTC “Chill” on its shares, the conversion price shall be decreased to 56% instead of 66% while that “Chill” is in effect. In no event shall the holder be allowed to affect a conversion if such conversion, along with all other shares of the Company common stock beneficially owned by the holder and its affiliates would exceed 9.9% of the outstanding shares of the common stock of the Company. During the first six months that the GS Capital Note is in effect, the Company may redeem the GS Note by paying to the holder an amount as follows: (i) if the redemption is within the first 90 days of the issuance date, then for an amount equal to 120% of the unpaid principal amount of this Note along with any interest that has accrued during that period, (ii) if the redemption is after the 91st day, but less than the 180th day of the issuance date, then for an amount equal to 133% of the unpaid principal amount of this Note along with any accrued interest. The GS Note may not be redeemed after 180 days. The Company may not redeem the GS Capital Note after the 180th day from entering into it. Upon an event of default, among other default provisions set forth in the GS Capital Note, (i) interest shall accrue at a default interest rate of 24% per annum or, if such rate is usurious or not permitted by current law, then at the highest rate of interest permitted by law. (ii) if the Company shall fail to deliver to the holder the shares of common stock without restrictive legend (when permissible in accordance with applicable law) within three (3) business days of its receipt of a notice of conversion, then the Company shall pay a penalty of $250 per day the shares are not issued beginning on the 4th day after the conversion notice was delivered to the Company (which shall be increased to $500 per day beginning on the 10th day); (iii) if the Company’s stock ceases to be listed on an exchange, its stock is suspended from trading for more than 10 consecutive trading days or the Company ceases to file its reports with the SEC under the Securities Exchange Act of 1934, as amended, then the outstanding principal due under the GS Capital Note shall increase by 50%; or (iv) if the GS Capital Note is not paid at maturity, the outstanding principal due under this Note shall increase by 10%.

In connection with the GS Capital Note, the Company issued irrevocable transfer agent instructions reserving 3,327,000 shares of its Common Stock for conversions under this Note equal to two and a half times the discounted value of the Note (the “Share Reserve”) within 5 days from the date of execution and shall maintain a 2.5 times reserve for the amount then outstanding. Upon full conversion of this Note, any shares remaining in the Share Reserve shall be cancelled.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2019 AND 2018

(US$)

NOTE 17 – SUBSEQUENT EVENTS (CONTINUED)

Convertible Notes (Continued)

On June 7, 2019, GS Capital Partners, LLC converted $40,000 of principal and $1,973 of accrued interest into 888,308 shares of common stock pursuant to the October 25, 2018 one-year $180,000 convertible note.

On June 21, 2019, the Company entered into a one year 8% $60,000 Convertible Note with GS Capital Partners, LLC pursuant to the terms of a Securities Purchase Agreement. The GS Capital Note has a maturity date of June 21, 2020 and carried a $5,000 original issue discount (such that $55,000 was funded to the Company on June 21, 2019). The holder is entitled, at its option, at any time after cash payment, to convert all or any amount of the principal face amount of the GS Note then outstanding into shares of the Company’s common stock at a price for each share of common stock equal to 66% of the lowest daily volume weighted average price (VWAP) of the common stock as reported on the National Quotations Bureau OTC Markets exchange, which the Company’s shares are traded or any exchange upon which the common stock may be traded in the future, for the fifteen (15) prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. Such conversion shall be effectuated by the Company delivering the shares of common stock to the holder within 3 business days of receipt by the Company of the notice of conversion. Accrued but unpaid interest shall be subject to conversion. To the extent the conversion price of the Company’s common stock closes below the par value per share, the Company will take all steps necessary to solicit the consent of the stockholders to reduce the par value to the lowest value possible under law. The Company agrees to honor all conversions submitted pending this increase. In the event the Company experiences a DTC “Chill” on its shares, the conversion price shall be decreased to 56% instead of 66% while that “Chill” is in effect. In no event shall the holder be allowed to affect a conversion if such conversion, along with all other shares of the Company common stock beneficially owned by the holder and its affiliates would exceed 9.9% of the outstanding shares of the common stock of the Company. During the first six months that the GS Capital Note is in effect, the Company may redeem the GS Note by paying to the holder an amount as follows: (i) if the redemption is within the first 90 days of the issuance date, then for an amount equal to 120% of the unpaid principal amount of this Note along with any interest that has accrued during that period, (ii) if the redemption is after the 91st day, but less than the 180th day of the issuance date, then for an amount equal to 133% of the unpaid principal amount of this Note along with any accrued interest. The GS Note may not be redeemed after 180 days. The Company may not redeem the GS Capital Note after the 180th day from entering into it. Upon an event of default, among other default provisions set forth in the GS Capital Note, (i) interest shall accrue at a default interest rate of 24% per annum or, if such rate is usurious or not permitted by current law, then at the highest rate of interest permitted by law. (ii) if the Company shall fail to deliver to the holder the shares of common stock without restrictive legend (when permissible in accordance with applicable law) within three (3) business days of its receipt of a notice of conversion, then the Company shall pay a penalty of $250 per day the shares are not issued beginning on the 4th day after the conversion notice was delivered to the Company (which shall be increased to $500 per day beginning on the 10th day); (iii) if the Company’s stock ceases to be listed on an exchange, its stock is suspended from trading for more than 10 consecutive trading days or the Company ceases to file its reports with the SEC under the Securities Exchange Act of 1934, as amended, then the outstanding principal due under the GS Capital Note shall increase by 50%; or (iv) if the GS Capital Note is not paid at maturity, the outstanding principal due under this Note shall increase by 10%.

In connection with the GS Capital Note, the Company issued irrevocable transfer agent instructions reserving 2,650,000 shares of its Common Stock for conversions under this Note equal to two and a half times the discounted value of the Note (the “Share Reserve”) within 5 days from the date of execution, and shall maintain a 2.5 times reserve for the amount then outstanding. Upon full conversion of this Note, any shares remaining in the Share Reserve shall be cancelled.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2019 AND 2018

(US$)

NOTE 17 – SUBSEQUENT EVENTS (CONTINUED)

Notes Payable

ASP September 2015 Note

On May 29, 2019, the Company and ASP consummated the retirement of that certain $180,000 face value non-convertible bridge loan agreement (“ASP Loan Agreement”), which had been entered into by the Company and ASP on September 23, 2015. As disclosed on the Company’s quarterly report on Form 10-Q (filed January 21, 2019), the ASP Loan Agreement matured in December 2015 and carried a liability (principal and accrued interest) on the Company’s books of $113,468. By way of background, under the terms of the ASP Loan Agreement, $90,000 (of the 180,000 principal loan) was to be wired by ASP directly to Eishin, a Japanese based consumer product firm, in exchange for an equity stake in Eishin by the Company; however, the remaining $90,000 was never documented or evidenced as being sent, and the Company never received any shares of common or other class of stock in Eishin, which formed the basis of the Company’s disputed balance with ASP.

In settlement of the aggregate sums claimed to be owed by ASP under the ASP Loan Agreement, the Company agreed to transfer and assign to ASP all right, title and interest it has or may have in securities of Eishin, and to do all things necessary to effect such transfer and assignment under Japanese law upon ASP’s written request, which shall be at ASP’s sole reasonable expense. As a result, the Company and ASP agreed and acknowledged that they shall have no debt, liability or any obligation between them and that the ASP Loan Agreement is immediately retired (except with respect to the assignment and transfer of the Eishin shares noted above). The $113,468 liability has been removed from the Company’s balance sheet, as will be reflected in the Company’s next quarterly report to be filed on Form 10-Q.

Investments

On April 8, 2019, the Company invested $20,400, in Küdzoo, Inc., a private Company in which the Company had previously invested $37,500. The $20,400 investment was recorded at cost representing a 0.2% of the proportionate interest in the outstanding of the Company after this offering based on a pre-money valuation of $10,200,000.

Operating Lease

Effective April 1, 2019, the Company has adopted ASU No. 2016-02, Leases (Topic 842), and will account for its existing lease in terms of the right of use assets and offsetting lease liability obligations for this new lease under this pronouncement. In accordance with ASC 842 - Leases, effective April 1, 2019, the Company will record additional net lease right of use asset and a lease liability at present value of approximately $18,730 and $18,978, respectively. The Company is recording these at present value, in accordance with the standard, using a discount rate of 8% which is representative of the last borrowing rates for notes issued to a non-related party. The right of use asset is composed of the sum of all lease payments, at present value, and is amortized straight line over the life of the expected lease term. For the expected term of the lease the Company will use the initial term of the two-year lease. If the Company does elect to exercise its option to extend the lease for additional years, that election will be treated as a lease modification and the lease will be reviewed for remeasurement. This lease will be treated as an operating lease under the new standard.

The Company has chosen to implement this standard using the modified retrospective model approach with a cumulative-effect adjustment, which does not require the Company to adjust the comparative periods presented when transitioning to the new guidance on April 1, 2019. The Company has also elected to utilize the transition related practical expedients permitted by the new standard. The modified retrospective approach provides a method for recording existing leases at adoption and in comparative periods that approximates the results of a modified retrospective approach. Adoption of the new standard resulted in the recording of additional net lease assets and lease liabilities of approximately $18,730 and $1,978 as of April 1, 2019. Any difference between the additional lease assets and lease liabilities, net of the deferred tax impact, will be recorded as an adjustment to retained earnings. The standard is not expected to materially impact our consolidated net earnings and had no impact on cash flows.

On June 11, 2019 the Company entered into a two-year lease, expiring on June 30, 2021. The office is located at Regus World Trade Centre Muelle de Barcelona, edif. Sur, 2a Planta Barcelona Cataluña 08039 Spain. Monthly rent payments will be approximately $201 per month (based on the contractual rate of €178 multiplied by the exchange rate of 1.13 on the day the lease agreement was entered into). In accordance with ASC 842 - Leases, effective April 1, 2019, the Company will record additional net lease right of use asset and a lease liability at present value of approximately $4,574, respectively as a result of this lease. The lease will be initially recorded using an exchange rate of 1.13. Any fluctuations in the currency rate will be recorded as gain or loss on currency translation.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the year ended March 31, 2019 covered by this Form 10-K. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

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

With the participation of the Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the Company’s internal control over financial reporting as of March 31, 2019 based upon the framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that, as of March 31, 2019, the Company had material weaknesses in its internal control over financial reporting and was deemed to be not effective. Specifically, management identified the following material weaknesses at March 31, 2019:

1.	Lack of oversight by independent directors in the establishment and monitoring of required internal controls and procedures;

2.	Lack of functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;

3.	Insufficient personnel resources within the accounting function to segregate the duties over financial transaction processing and reporting and to allow for proper monitoring controls over accounting;

4.	Insufficient written policies and procedures over accounting transaction processing and period end financial disclosure and reporting processes.

To remediate our internal control weaknesses, management would need to implement the following measures:

●	The Company would need to add sufficient number of independent directors to the board and appoint an audit committee.

●	The Company would need to add sufficient knowledgeable accounting personnel to properly segregate duties and to affect a timely, accurate preparation of the financial statements.

●	Upon the hiring of additional accounting personnel, the Company would need to develop and maintain adequate written accounting policies and procedures.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information with respect to persons who are serving as directors and officers of the Company during the Company fiscal year ended 2019. Each director holds office until the next annual meeting of shareholders or until his successor has been elected and qualified.

Name	Age	Position

Seth M. Shaw	40	Chief Executive Officer and Director
Kevin P. Lacey	50	Chief Financial Officer
Dr. David L. Wolitzky	82	Director
Thomas J. Graham	70	Director

Biographies of Directors and Officers

Seth M. Shaw has served as our chief executive officer and chairman of the Board since July 9, 2015. Mr. Shaw started his career at American International Group (AIG) Global Investment Group and furthered his growth capital experience working at a prestigious Manhattan based hedge fund (Harvest Capital Management). In 2005, he founded Novastar Resources Ltd, a natural resources exploration company focused on the exploration and acquisition of mineral properties containing the element thorium. During this period, Mr. Shaw secured more than $17 million in financing from top tier institutional investors and was an integral stakeholder in the completion of the merger between Novastar Resources and Thorium Power. During this period, he held the position of Director of Strategic Planning until mid-2007. Subsequently, the company changed its name to Lightbridge Inc. and currently trades on the NASDAQ (NASDAQ: LTBR).

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

Kevin P. Lacey has served as our chief financial officer since July 5, 2017. Mr. Lacey, 48, is an experienced finance professional with over twenty years’ experience in working with small and large companies leading financial teams, implementing and converting accounting systems, designing and implementing controls as well as vast experience in preparing financial statements, budgeting and financial analysis. Over the past five years, Mr. Lacey, as head or Mariner Consulting Group Inc., has worked with numerous small reporting public companies in financials statement preparation and consulting as well as assisting many small private companies with accounting system design and implementation along with business development consulting. Mr. Lacey is a Certified Public Accountant (CPA) as registered with the State of Florida. He holds a Master’s in Business Administration (MBA) from the University of Central Florida (1999) as well as a Bachelors in the Science of Accounting from Webber International University (1993). Mr. Lacey is also a U.S. Military Veteran, serving in the U.S. Army from 1987 to 1989. He was honorably discharged in 1989.

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

Directors’ and Officers’ Liability Insurance

The Company has directors’ and officers’ liability insurance insuring our directors and officers against liability for acts or omissions in their capacities as directors or officers.

Code of Ethics

We intend to adopt a code of ethics that applies to our officers, directors and employees, including our principal executive officer and principal accounting officer, but have not done so to date due to our relatively small size. We intend to adopt a written code of ethics in the near future.

Board Committees

As of December 31, 2018, the Company established an Audit Committee. Director, Thomas Graham is the Audit Committee Chair.

We expect our board of directors, in the future, to appoint a nominating committee and any other committee, as applicable, and to adopt charters relative to each such committee. We intend to appoint such persons to committees of the board of directors as are expected to be required to meet the corporate governance requirements imposed by a national securities exchange, although we are not required to comply with such requirements until we elect to seek a listing on a national securities exchange.

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

Medical Advisory Board

The Company established its Medical Advisory Board in 2013. Currently, the Medical Advisory Board has one member.

Dr. Jason Heikenfeld has served on our Medical Advisory Board since October 2013. Mr. Heikenfeld is an internationally-known expert in electrofluidics and flex-electronics, with work spanning displays, lab-on-chip, and now wearable sensors. Dr. Heikenfeld is a recipient of NSF CAREER, and AFOSR and Sigma Xi Young-Investigator awards. He is currently a Prof. of Electrical Engineering at the University of Cincinnati and also currently working with his second start-up company in color-video electronic paper. Dr. Heikenfeld is a Senior member of the Institute for Electrical and Electronics Engineers, a Senior member of the Society for Information Display, and a member of SPIE. Jason Heikenfeld received his B.S. and Ph.D. degrees from the University of Cincinnati in 1998 and 2001, respectively. During 2001-2005 Dr. Heikenfeld co-founded and served as principal scientist at Extreme Photonix Corp. In 2005 he returned to the University of Cincinnati as a Professor in the Dept. of Electrical & Computer Engineering. In 2005, Dr. Heikenfeld joined the University of Cincinnati (“UC”) as an Assistant Professor, and quickly propelled UC into a position of international leadership in electrofluidic technology. Dr. Heikenfeld’s university laboratory, The Novel Devices Laboratory, is currently engaged in electrofluidic device research spanning electronic paper and biomedical applications. Since 2006, he has secured more than $12,000,000 in funded research, including a prestigious NSF CAREER award and an AFOSR Young Investigator Award (one of only 21 nationally in 2006, across all sciences). He has greater than 150 publications and his inventions have resulted in over 10 granted patents. Dr. Heikenfeld has now launched his second company, Gamma Dynamics, which is pursuing commercialization of color e-Readers that look as good as conventional printed media. Dr. Heikenfeld is a Senior member of the Institute for Electrical and Electronics Engineers, a Senior member of the Society for Information Display, and a member of SPIE. In addition to his scholarly work, Dr. Heikenfeld is an award-winning educator at UC and has lead the creation of programs and coursework at the University of Cincinnati that foster innovation, entrepreneurship, and an understanding of the profound change that technology can have on society.

ITEM 11. EXECUTIVE COMPENSATION.

The table below sets forth, for our last two fiscal years, the compensation earned by our named executive officers.

Name and Principal Position	Year	Salary	Deferred Compensation	Bonus	Stock Awards	Option/ Warrants Awards	All Other Compensation	Total

Seth M. Shaw (1)	2019	$150,125	$-	$16,250	$-	$-	$59,821		$226,196
Chief Executive Officer	2018	$125,907	$-	$55,000	$-	$-	$-		$180,907

Kevin P. Lacey (2)	2019	$83,550	$-	$15,000	$-	$-	$-		$98,550
Chief Financial Officer	2018	$45,000	$-	$13,500	$26,000	$-	$-		$84,500

Ghalia Lahlou (3)	2019	$-	$-	$-	$-	$-	$-	$
Chief Financial Officer (Former)	2018	$36,750	$-	$-	$9,000	$-	$-		$45,750

(1) Other Compensation includes travel and expense reimbursement under a non-accountable plan.

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

The following table shows amounts earned by each Director in the fiscal year ended March 31, 2019. Mr Hingge Hsu resigned as a Director on April 9, 2018, and received no compensation in connection with his service as a director to the Company.

Director	Fees Earned or Paid in Cash	Stock Awards	Warrant Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Dr. David L. Wolitzky	$10,000	$-	$-	$-	$-	$-	$10,000
Thomas Graham	$23,350	$-	$-	$-	$-	$-	$23,350

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of June 26, 2019 regarding the beneficial ownership of our common stock by (i) each person or entity who, to our knowledge, beneficially owns more than 5% of our common stock; (ii) each executive officer and named officer; (iii) each director; and (iv) all of our officers and directors as a group. Unless otherwise indicated in the footnotes to the following table, each of the stockholders named in the table has sole voting and investment power with respect to the shares of our common stock beneficially owned. Except as otherwise indicated, the address of each of the stockholders listed below is: c/o 555 Madison Avenue 5th Floor Suite 506, New York, NY 10022.

Name	Number of Shares Beneficially Owned(1)	Percentage of Outstanding Common Stock (1)

Non-employee Directors:
David L. Wolitzky	130,874	*
Thomas J. Graham	120,001	*

Named Executive Officers:
Seth M. Shaw, Chief Executive Officer and Director (2)	3,685,201	5.10%
Kevin P. Lacey, Chief Financial Officer	306,667	*

All directors and named executive officers as a group (5 persons)	4,242,743	5.79%

*	Denotes less than 1%.

(1)	Applicable percentage of ownership is based on 72,175,920 total shares comprised of our common stock as of June 26, 2019. Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission and means voting or investment power with respect to securities. Shares of our common stock issuable upon the exercise of stock options exercisable currently or within 60 days of June 26, 2019 are deemed outstanding and to be beneficially owned by the person holding such option for purposes of computing such person’s percentage ownership but are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Shares of our preferred stock are deemed outstanding and to be beneficially owned by the person holding such shares for purposes of computing such person’s percentage ownership.
(2)	Seth Shaw’s holds 66,667 options with and exercise price of $7.50 per share.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

On June 15, 2017, Seth Shaw, Chief Executive Officer made a personal investment into the Company of $95,000. This investment is structured as an equity private placement of 1,013,334 at $0.09375. The Company will utilize this infusion of working capital for general and administrative purposes.

On June 21, 2017, Seth Shaw, Chief Executive Officer made a personal investment into the Company of $55,000. This investment is structured as an equity private placement of 586,667 at $0.09375. The Company will utilize this infusion of working capital for general and administrative purposes.

On October 6, 2017, Seth Shaw, Chief Executive Officer made a personal investment into the Company of $137,500. This investment is structured as an equity private placement of 1,466,667 shares of Company common stock at $0.09375per share. The Company used the proceeds for general and administrative purposes. The shares were issued December 19, 2017.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table sets forth the fees billed by our principal independent accountants, KBL, LLP for 2019 and 2018, for the categories of services indicated.

	Years Ended March 31,
Category	2019	2018
KBL, LLP
Audit Fees	$70,000	$87,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	25,000	-
Total	$95,000	$87,000

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibits

See the Exhibit Index following the signature page of this Registration Statement, which Exhibit Index is incorporated herein by reference.

Number	Description

Exhibit 4.1	Forms of outstanding warrants common stock purchase warrant filed on current report 8-K dated July 3, 2017

Exhibit 4.2	Forms of outstanding warrants common stock purchase warrant filed on current report 8-K dated November 4, 2013

Exhibit 4.3	GS Capital Partners, LLC., convertible redeemable note filed on current report 8-K dated October 23, 2017

Exhibit 4.4	Union Capital convertible redeemable note issued June 2015 and filed on current report 8-K dated June 8, 2015

Exhibit 4.5	Union Capital Securities Purchase Agreement issued June 2015 and filed on current report 8-K dated June 8, 2015

Exhibit 4.6	Group 10 Convertible Note Payable issued July 2015 (filed with 2018 10-K)

Exhibit 4.7	Group 10 Convertible Note Payable First Amendment amended May 2017 and issued July 2015 filed on current report 8-K dated May 15, 2017

Exhibit 4.8	Group 10 Convertible Note Payable issued August 2016 agreement filed on current report 8-K dated August 9, 2016

Exhibit 4.9	Group 10 Convertible Note Payable November 2016 (filed with 2018 10-K)

Exhibit 4.10	Group 10 Convertible Note Payable First Amendment amended May 2017 and issued November 2016 filed on current report 8-K dated May 15, 2017

Exhibit 4.11	Group 10 Convertible Note Payable issued March 2017 filed on current report 8-) dated May 15, 2017

Exhibit 4.12	Group 10 Convertible Note Payable First Amendment amended May 2017 and issued March 2017 filed on current report 8-K dated May 15, 2017

Exhibit 4.13	Alternative Strategy Partners PTE Ltd. Bridge loan and security agreement in October 2015 filed in current report 8-K dated October 13, 2015

Exhibit 4.15	ADAR Bays Convertible Redeemable Note issued February 2017 filed on current report 8-K dated May 15, 2017

Exhibit 4.16	Eagle Equities, LLC Convertible Redeemable Note issued January 2017 filed on current report 8-K dated May 15, 2017

Exhibit 4.17	Eagle Equities, LLC Convertible Redeemable Note issued March 2017 filed on current report 8-K dated May 15, 2017

Exhibit 4.18	Eagle Equities, LLC Convertible Redeemable Note back end note issued March 2017 filed on current report 8-K dated May 15, 2017

Exhibit 4.20	GS Capital Partners, LLC Convertible Redeemable Note issued April 2017 filed on current report 8-K dated -May 15, 2017

Exhibit 4.21	GS Capital Partners, LLC Convertible Redeemable Note issued May 2017 filed on current report 8-K dated June 2, 2017

Exhibit 4.22	GS Capital Partners, LLC Amendment to Convertible Promissory Note Dated June 27, 2017 filed on current report 8-K dated September 7, 2017

Exhibit 4.23	GS Capital Partners, LLC Securities Purchase Agreement dated August 2017 to Back End Note filed on current report 8k dated September 7, 2017

Exhibit 4.24	GS Capital Partners, LLC Convertible Redeemable Note due August 2017 filed on current report 8-K dated September 7, 2017

Exhibit 4.25	GS Capital Partners, LLC Convertible Redeemable Note due August 2017 Back End Note filed on current report 8-K dated September 7, 2017

Exhibit 4.26	GS Capital Partners, LLC Collateralized Secured Promissory Note dated August 2017 to Back End Note filed on current report 8-K dated September 7, 2017

Exhibit 4.27	GS Capital Partners, LLC Security Purchase Agreement Dated June 2017 filed on current report 8-K dated July 3, 2017

Exhibit 4.28	GS Capital Partners, LLC Convertible Redeemable Note dated June 2017 filed on current report 8-K dated July 3, 2017

Exhibit 4.29	12% Convertible redeemable note ADAR Bays issued August 15, 2017 (filed with 2018 10-K)

Exhibit 4.30	ADAR Bays Security Purchase Agreement dated September 2017 filed on current report 8-K dated September 15, 2017

Exhibit 4.31	ADAR Bays Convertible Redeemable Note filed on current report 8-K dated September 15, 2017

Exhibit 4.32	ADAR Bays Back End Note filed on current report 8-K September 15, 2017

Exhibit 4.33	ADAR Bays Collateralized Secured Promissory Note dated September 2017 filed on current report 8-K dated September 15, 2017

Exhibit 4.34	GS Capital Partners, LLC Security Purchase Agreement dated October 2017 filed on current report 8-K dated October 23, 2017

Exhibit 4.35	GS Capital Partners, LLC Convertible Redeemable Note dated October 2017 filed on current report 8k dated October 23, 2017

Exhibit 4.36	GS Capital Partners, LLC Convertible Redeemable Back End Note dated October 2017 filed on current report 8-K dated October 23, 2017

Exhibit 4.37	GS Capital Partners, LLC Collateralized Secured Promissory Back End Note dated October 2017 filed on current report 8-K dated October 23, 2017

Exhibit 4.38	8% Convertible redeemable back end note 2 of 3 dated ADAR Bays issued October 3, 2017 (filed with 2018 10-K)

Exhibit 4.39	8% Convertible redeemable back end note 3 of 3 dated ADAR Bays issued February 13, 2018 (filed with 2018 10-K)

Exhibit 4.40	ALTERNATIVE STRATEGY PARTNERS PTE. LTD bridge loan dated September 23, 2015 (filed with 2018 10-K)

Exhibit 4.41	8% Convertible redeemable back end note 1 of 3 dated ADAR Bays issued February 13, 2018 (filed with 2018 10-K)

Exhibit 4.42	Distribution Agreement between the Company and E&M Ice Cream Co., dated April 1, 2019 (filed on current report 8-K on April 15, 2019)

Exhibit 4.43	Distribution Agreement between the Company and IRM Management Corporation, dated April 8, 2019 (filed on current report 8-K on April 15, 2019)

Exhibit 4.44	GS Capital Note, dated March 14, 2019 (filed on current report 8-K on April 15, 2019)

Exhibit 4.45	Securities Purchase Agreement (GS Capital Note), dated March 14, 2019 (filed on current report 8-K on April 15, 2019)

Exhibit 4.46	Securities Purchase Agreement (Form of Private Placement), dated April 12, 2019 (filed on current report 8-K on April 15, 2019)

Exhibit 4.47	Convertible note dated October 25, 2018 for $180,000 with GS Capital, LLC (filed on form 10-Q on January 29, 2019)

Exhibit 4.48	Securities Purchase Agreement with GS Capital, LLC dated October 25, 2018 concerning the $180,000 convertible note (filed on form 10-Q on January 29, 2019)

Exhibit 4.49	Settlement agreement dated, October 23, 2018, with individual note holder for $15,000 convertible note (filed on form 10-Q on January 29, 2019)

Exhibit 4.50	Convertible note consummated January 23, 2019 for $62,000 with Eagle Equities LLC (filed on form 10-Q on January 29, 2019)

Exhibit 4.51	Securities Purchase Agreement with Eagle Equities LLC consummated January 23, 2019 concerning the $62,000 convertible note (filed on form 10-Q on January 29, 2019)

Exhibit 4.52	Side letter agreement dated January 18, 2019 to the $62,000 Convertible note with Eagle Equities LLC consummated January 23,2019 (filed on form 10-Q on January 29, 2019)

Exhibit 4.53	Securities purchase agreement with Adar Alef dates December 20, 2018 (filed on form 10-Q on January 29, 2019)

Exhibit 4.54	One year 8% Convertible note with Adar Alef dates December 20, 2018 (filed on form 10-Q on January 29, 2019)

Exhibit 4.55	One year 8% Convertible back-end note with Adar Alef dates December 20, 2018 (filed on form 10-Q on January 29, 2019)

Exhibit 4.56	Collateralized secured promissory note from Adar Alef dated December 20, 2019 (filed on form 10-Q on January 29, 2019)

Exhibit 4.57	Manufacturing agreement with Per Os Biosciences dated December 28, 2018 (filed on form 10-Q on January 29, 2019)

Exhibit 4.58	January 11, 2019 consulting agreement for 1,250,000 restricted common shares (filed on form 10-Q on January 29, 2019)

Exhibit 4.59	Securities purchase agreement dated January 8, 2019 for 1,000,000 shares at $0.02 (filed on form 10-Q on January 29, 2019)

Exhibit 4.60	GS Capital Partners, LLC Convertible note dated March 14, 2019 for $300,000 (filed herewith)

Exhibit 4.61	GS Capital Partners, LLC Securities Purchase Agreement dated March 14, 2019 (filed herewith)

Exhibit 4.62	GS Capital Partners, LLC Securities Purchase Agreement dated May 23, 2019 (filed herewith)

Exhibit 4.63	GS Capital, LLC Convertible note dated May 23, 2019 for $60,000 (filed herewith)

Exhibit 4.64	GS Capital Partners, LLC Convertible note dated June 21, 2019 for $60,000 (filed herewith)

Exhibit 4.65	GS Capital Partners, LLC Securities Purchase Agreement dated June 21, 2019 (filed herewith)

Exhibit 10.2	Honeywood termination agreement filed on current report 8-K dated September 29, 2014

Exhibit 10.3	Honeywood Amendment Number 1 to the agreement and plan of merger filed on current report 8-K dated July 21, 2014

Exhibit 10.4	Honeywood debt conversion agreement filed on current report 8-K dated September 7, 2017

Exhibit 10.5	Honeywood Standstill Agreement filed on current report 8-K dated July 21, 2014

Exhibit 10.6	Bacterial Robotics - Agreement and Plan of Merger filed on current report 8-K dated February 4, 2014

Exhibit 10.7	Bacterial Robotics - Strategic Alliance Agreement filed on current report 8-K dated November 4, 2013

Exhibit 10.8	Green Hygienics - License Agreement filed on current report 8-K dated June 6, 2013

Exhibit 10.9	HerMan license agreement (filed with 2018 10-K)

Exhibit 10.10	2 year extension HerMan license agreement (filed with 2018 10-K)

Exhibit 10.11	Securities purchase agreement with Seth Shaw dated June 15, 2017 filed on current report 8-K dated June 16, 2017

Exhibit 10.12	Securities purchase agreement with Seth Shaw dated June 21, 2017 filed on current report 8-K dated June 22, 2017

Exhibit 10.13	Membership transfer agreement with Open Therapeutics dated December 2016 filed on current report 8-K dated December 28, 2016

Exhibit 10.14	BLINK sales agreement (filed with 2018 10-K)

Exhibit 10.15	Securities purchase agreement with Seth Shaw dated October 6, 2017 filed on current report 8-K dated October 10, 2017

Exhibit 10.16	Employment agreement Seth M. Shaw filed on current report 8-K dated November 7, 2012

31.1	Certification of Chief Executive Officer of Tauriga Sciences, Inc. Required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Accounting Officer of Tauriga Sciences, Inc. Required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer of Tauriga Sciences, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63

32.2	Certification of Principal Accounting Officer of Tauriga Sciences, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Financial Statement Schedules

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Seth M. Shaw	June 27, 2019
Seth M. Shaw, Principal Executive Officer	Date

/s/ Kevin P. Lacey	June 27, 2019
Kevin P. Lacey, Principal Accounting Officer	Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Seth M. Shaw	June 27, 2019
Seth M. Shaw, Director	Date

/s/ Dr. David L. Wolitzky	June 27, 2019
Dr. David L. Wolitzky, Director	Date

/s/ Thomas J. Graham	June 27, 2019
Thomas J. Graham, Director	Date

