Form 10-Q
period 2019-06-30
TAURIGA SCIENCES, INC.
filed 2019-08-13
CIK 1142790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of August 13, 2019, the registrant had 76,145,090 shares of its Common Stock, $0.00001 par value, outstanding.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	TAUG	OTCQB

TABLE OF CONTENTS

		Pages

PART I. FINANCIAL STATEMENTS

Item 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:	F-1

	Condensed Consolidated Balance Sheets as of June 30, 2019 and March 31, 2019 (unaudited)	F-1

	Condensed Consolidated Statements of Operations for the three months ended June 30, 2019 and 2018 (unaudited)	F-2

	Condensed Consolidated Statements of Changes in Stockholders’ Deficit for the three months ended June 30, 2019 and year ended March 31, 2019 (unaudited)	F-3

	Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2019 and 2018 (unaudited)	F-4

	Notes to Condensed Consolidated Financial Statements (unaudited)	F-5

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	3

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK	16

Item 4.	CONTROLS AND PROCEDURES	17

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS	19

Item 1A.	RISK FACTORS	19

Item 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS	22

Item 3.	DEFAULTS UPON SENIOR SECURITIES	27

Item 4.	MINE SAFETY DISCLOSURES	27

Item 5.	OTHER INFORMATION	27

Item 6.	EXHIBITS	28

2

PART I. FINANCIAL STATEMENTS

TAURIGA SCIENCES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN US$)

(UNAUDITED)

	June 30, 2019	March 31, 2019

ASSETS
Current assets:
Cash	$15,247	$385,943
Assets from discontinued operations	-	581
Accounts receivable	28,028	-
Investment - trading securities	444,785	350,400
Investment - other	92,900	72,500
Inventory asset	138,606	10,872
Prepaid expenses and other current assets	85,675	127,520
Total current assets	805,241	947,816

Lease right of use asset	9,071	-
Property and equipment, net	12,778	13,010

Total assets	$827,090	$960,826

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Notes payable, net of discounts	$235,420	$213,875
Accounts payable	27,168	34,703
Accrued interest	16,946	30,780
Accrued expenses	18,588	-
Liabilites from discontinued operations	-	5,522
Liability for common stock to be issued	-	172,500
Lease liability - current portion	7,300	-
Deferred revenue	162	-
Total current liabilities	305,584	457,380

Lease liability - net of current portion	2,171	-

Total liabilities	307,755	457,380

Stockholders’ equity (deficit):
Common stock, par value $0.00001; 100,000,000 shares authorized, 72,925,920 and 68,123,326 outstanding at June 30, 2019 and March 31, 2019, respectively	729	681
Additional paid-in capital	56,665,512	55,991,704
Accumulated deficit	(56,146,906)	(55,488,939)
Accumulated other comprehensive income	-	-
Total stockholders’ equity (deficit)	519,335	503,446

Total liabilities and stockholders’ equity (deficit)	$827,090	$960,826

The accompanying notes are an integral part of the condensed consolidated financial statements.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN US$)

(UNAIDITED)

	For the three months ended
	June 30,
	2019	2018

Revenues	$44,377	$-
Cost of goods sold	29,418	-

Gross profit	14,959	-

Operating expenses
Marketing and advertising	130,548	-
Research and development	3,852	-
General and administrative	628,841	222,038
Depreciation and amortization expense	232	259
Total operating expenses	763,473	222,297

Loss from operations	(748,514)	(222,297)

Other income (expense)
Interest expense	(121,814)	(23,496)
Unrealized gain on trading securities	94,385	78,170
Gain on the extinguishment of debt	113,467	-
Gain on disposal of discontinued operations	4,941	-
Loss on exchange from bitcoin	-	(37)
Unrealized loss on digital currency	-	(5,572)
Gain (loss) on sale of trading securities	-	340,020
Foreign exchange	(29)	-
Total other income (expense)	90,950	389,085

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES AND LOSS FROM DISCONTINUED OPERATIONS	(657,564)	166,788

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	-	-

Net income (loss)	(657,564)	166,788

Net income (loss) attributable to non-controlling interest	-	-
Net income (loss) attributable to controlling interest	(657,564)	166,788

Net income (loss) attributable to common shareholders	$(657,564)	$166,788
Income (loss) per share - basic and diluted - Continuing operations	$(0.012)	$0.003
Income (loss) per share - basic and diluted - Discontinuing operations	$-	$-
Weighted average number of shares outstanding - basic	55,767,119	53,662,728

Income (loss) per share - fully diluted	$(0.012)	$0.003
Weighted average number of shares outstanding - fully diluted	55,767,119	59,359,187

The accompanying notes are an integral part of the condensed consolidated financial statements.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED JUNE 30, 2019 AND THE YEAR ENDED MARCH 31, 2019

(UNAUDITED)

	Number of		Additional paid-in	Accumulated	Accumulated other comprehensive	Non- Controlling	Total stockholders’
	shares	Amount	capital	deficit	income (loss)	Interest	deficit

Balance at March 31, 2018	52,264,476	523	54,680,382	(54,391,500)	8,042	(2,196)	295,251
Shares issued for note conversion at $0.002888 per share	1,985,754	20	57,319	-	-	-	57,339
Stock-based compensation vesting	-	-	43,221	-	-	-	43,221
Stock issued for services at $0.345 to $0.42	130,000	1	(1)	-	-	-	-
Reclassification of other comprehensive income to additional paid in capital	-	-	8,042	-	(8,042)	-	-
Net loss for the three months ended June 30, 2018	-	-	-	166,788	-		166,788

Balance at June 30, 2018	54,380,230	544	54,788,963	(54,224,712)	-	(2,196)	562,599

Stock-based compensation vesting	-	-	132,055	-	-	-	132,055
Net loss for the three months ended September 30, 2018	-	-	-	(265,552)	-		(265,552)

Balance at September 30, 2018	54,380,230	544	54,921,018	(54,490,264)	-	(2,196)	429,102

Shares issued for note conversion at $0.0245 per share	1,000,000	10	24,490	-	-	-	24,500
Stock-based compensation vesting	-	-	11,769	-	-	-	11,769
Stock issued for services at $0.0269	1,750,000	18	(18)	-	-	-	-
Net loss for the three months ended December 31, 2018	-	-	-	(377,982)	-		(377,982)

Balance at December 31, 2018	57,130,230	572	54,957,259	(54,868,246)	-	(2,196)	87,389

Issuance of shares via private placement at $0.02 to $0.06 per share	5,686,667	56	301,144	-	-	-	301,200
Issuances of commitment shares - debt financing at $0.042 per share	500,000	5	20,995	-	-	-	21,000
Shares issued for note conversion at $0.0357 to $0.0452 per share	2,960,762	30	118,849	-	-	-	118,879
Stock-based compensation vesting	-	-	109,660	-	-	-	109,660
Stock issued for services at $0.0495	1,250,000	12	(12)	-	-	-	-
Shares issued for settlement of contingent liability at $0.0405	500,000	5	74,995	-	-	-	75,000
Shares issued for settlement of debt at $0.2091	95,667	1	20,003	-	-	-	20,004
Recognition of benficial conversion feature of convertible notes	-	-	388,811	-	-	-	388,811
Non-controlling interest	-	-	-	-	-	2,196	2,196
Net loss for the year ended March 31, 2019	-	-	-	(620,693)	-		(620,693)

Balance at March 31, 2019	68,123,326	$681	$55,991,704	$(55,488,939)	$-	$-	$503,446

Issuance of shares via private placement at $0.06 to $0.07 per share	714,286	7	44,993	-	-	-	45,000
Issuances of commitment shares - debt financing at $0.19 per share	750,000	8	142,492	-	-	-	142,500
Shares issued for note conversion at $0.04725 per share	888,308	9	41,964	-	-	-	41,973
Stock-based compensation vesting	-	-	375,720	-	-	-	375,720
Stock issued for services at $0.07 to $0.16	2,450,000	24	(24)	-	-	-	-
Shares issued for settlement of debt	-	-	-	-	-	-	-
Recognition of benficial conversion feature of convertible notes	-	-	68,663	-	-	-	68,663
Cumulative affect of adoption of Lease standard ASC 842	-	-	-	(403)	-	-	(403)
Net loss for the three months ended June 30, 2019	-	-	-	(657,564)	-		(657,564)

Balance at June 30, 2019	72,925,920	$729	$56,665,512	$(56,146,906)	$-	$-	$519,335

The accompanying notes are an integral part of the condensed consolidated financial statements.

TAURIGA SCIENCES, INC. AND SUBSDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN US$)

(UNAUDITED)

	For the three months ended
	June 30,
	2019	2018

Cash flows from operating activities
Net income (loss)	$(657,564)	$166,788
Adjustments to reconcile net loss to cash used in operating activities:
Amortization of original issue discount	8,673	3,561
Non-cash lease operating lease expense	(3)	-
Unrealized loss on digital currency	-	5,572
Depreciation and amortization	232	259
Gain on extinguishment of debt	(113,468)	-
Amortization of debt discount	101,535	-
Common stock issued and issuable for services (including stock-based compensation)	375,720	43,221
Gain on disposal of discontinued operation	(4,941)	-
(Gain) loss on sale of trading securities	-	(339,810)
Unrealized gain on trading securities	(94,385)	(78,170)
(Increase) decrease in assets
Prepaid expenses	41,845	31,450
Inventory	(127,734)	-
Proceeds (purchase) of trading securities, net	-	128,983
Accounts receivable	(28,028)	-
Increase (decrease) in liabilities
Accounts payable	(7,535)	22,224
Deferred revenue	162	-
Accrued expenses	18,588	12,134
Accrued interest	11,607	19,906
Cash used in operating activities	(475,296)	16,118

Cash flows from investing activities
Contribution into Ice + Jam	-	-
Proceeds (purchase) of digital currency, net	-	(7,831)
Investment - other	(20,400)	-
Purchase of property and equipment	-	(10,086)
Cash provided by (used in) investing activities	(20,400)	(17,917)

Cash flows from financing activities
Repayment of principal on notes payable to individuals and companies	-	-
Proceeds from the sale of common stock (including to be issued)	15,000	-
Proceeds from notes payable to individuals and companies	110,000	25,000
Cash provided by financing activities	125,000	25,000
Net increase in cash	(370,696)	23,201

Cash, beginning of period	385,943	12,291
Cash, end of period	$15,247	$35,492

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest Paid	$-	$-
Taxes Paid	$-	$-

NON CASH ITEMS
Recognition of lease liability and right of use asset at inception	$12,066	$-
Conversion of notes payable and accrued interest for common stock	$41,973	$200,718
Original issue discount on notes payable and debentures	$10,000	$-
Recognition of debt discount	$68,663	$-
Reclassification of other comprehensive income to additional paid in capital	$-	$8,042

The accompanying notes are an integral part of the condensed consolidated financial statements.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2019 AND 2018

(UNAUDITED)

(US$)

NOTE 1 – BASIS OF OPERATIONS

The unaudited condensed consolidated financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed consolidated financial statements and notes are presented as permitted on Form 10-Q and do not contain certain information included in the Company’s annual statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the March 31, 2019 Form 10-K filed with the SEC, including the audited consolidated financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed consolidated financial statements are reasonable, the accuracy of the amounts is in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

These unaudited condensed consolidated financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the operations and cash flows for the periods presented.

Nature of Business

Tauriga Sciences, Inc. (the “Company”) is a Florida corporation. The Company has, over time, moved into that of a diversified life sciences technology company, with its mission to operate a revenue generating business, while continuing to evaluate potential acquisition candidates operating in the life sciences technology space.

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

FOR THE THREE MONTHS ENDED JUNE 30, 2019 AND 2018

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

Tauri-GumTM Distribution Agreements

E&M Ice Cream Company

On April 1, 2019, the Company entered into a comprehensive distribution agreement with E&M Ice Cream Company (“E&M”) to establish Tauri-GumTM in the marketplace (the “E&M Distribution Agreement”). The Company has supported the Tauri-GumTM commercial launch with substantial levels of both financial resources and marketing support. The Company had both received payment for and delivered the product for its previously announced $54,000 Tauri-GumTM purchase order during March 2019, and re-orders in the first quarter of fiscal 2020. The Company has agreed to issue a one-time issuance of 1,000,000 restricted shares of the Company’s common stock, and to tender a one-time cash payment of $125,000 to E&M. This $125,000 cash component was paid in full to E&M on April 1, 2019, and the value of the shares is reflected in stock-based compensation based on the grant date of April 1, 2019. The Company is awaiting issuance instructions from E&M to issue the shares

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2019 AND 2018

(UNAUDITED)

(US$)

NOTE 1 – BASIS OF OPERATIONS (CONTINUED)

Tauri-GumTM Distribution Agreements (Continued)

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

In connection with the SKL Agreement, the Company has agreed to issue a one-time issuance of an aggregate of 1,000,000 restricted common shares the Company’s stock, which are subject to the customary resale and transfer restrictions imposed under the rules and regulations of the Securities and Exchange Commission. The restricted equity issuance to SKL was issued in accordance with the following schedule: (i) to Mr. Mahesh Lekkala, 500,000 restricted shares the Company’s common stock within ten (10) business days of April 30, 2019; and (ii) to SKL, 500,000, which were permitted to be immediately allocated by SKL to persons within its organization and, as such, (a) 250,000 of such shares shall be issued to SKL within ten (10) business days of April 30, 2019, and the additional issuance of (b) 250,000 of such shares shall be issued to SKL within ten (10) business days of August 1, 2019, which shares were issued on August 1, 2019. Other than the payment terms for Tauri-GumTM product purchased and distributed under the terms of the Agreement, there is no additional cash payment currently due or owing by the Company thereunder. The value of the shares is reflected as stock-based compensation with a grant date of April 30, 2019. All but 250,000 shares are expensed on this date, with those 250,000 shares valued over the term of the one-year agreement.

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

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2019 AND 2018

(UNAUDITED)

(US$)

NOTE 1 – BASIS OF OPERATIONS (CONTINUED)

Tauri-GumTM Distribution Agreements (Continued)

Windmill Health Distribution Agreement

On June 28, 2019, the Company entered into a distribution agreement with Windmill Health Products, LLC (“Windmill Health”), a New Jersey based distributor, with the intention of increasing and accelerating market penetration of the Company’s Tauri-GumTM product line. Simultaneous with the Company’s entry into the Windmill Health agreement, Windmill Health placed an initial purchase order with us totaling $46,848, split evenly between packages of the Mint flavored and Blood-Orange flavored chewing gum product lines. The Company did not contribute any capital or issue any equity to Windmill Health in connection with the Windmill Health distribution agreement

Food and Drug Administration

On May 31, 2019, the U. S. Food and Drug Administration (“FDA”) held public hearings to obtain scientific data and information about the safety, manufacturing, product quality, marketing, labeling, and sale of products containing cannabis or cannabis-derived compounds, including CBD. The hearing came approximately five months after the Agricultural Improvement Act of 2018 (more commonly known as the Farm Bill), went into effect and removed industrial hemp from the Schedule I prohibition under the Controlled Substances Act (CSA) (industrial hemp means cannabis plants and derivatives that contain no more than 0.3 percent tetrahydrocannabinol, or THC, on a dry weight basis).

Though the Farm Bill removed industrial hemp from the Schedule I list, the Farm Bill preserved the regulatory authority of the FDA over cannabis and cannabis-derived compounds used in food and pharmaceutical products under the Federal Food, Drug, and Cosmetic Act (FD&C Act) and section 351 of the Public Health Service Act. The FDA has been clear that it intends to use this authority to regulate cannabis and cannabis-derived products, including CBD, in the same manner as any other food or drug ingredient. In addition to holding the hearing, the agency had requested comments by July 2, 2019 regarding any health and safety risks of CBD use, and how products containing CBD are currently produced and marketed, which comment period was then extended by two weeks following July 2nd.

2019 Increase in Authorized Shares

On July 26, 2019, the Company held a meeting of its board of directors. The matters voted on and approved at the meeting included an amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of the Company’s common stock, $0.00001 par value per share from 100,000,000 to 400,000,000 shares (the “Authorized Shares Increase”). In this regard, a Preliminary Proxy Statement which was filed with the Securities and Exchange Commission on July 29, 2019.

2018 Reverse Stock Split

On July 8, 2018, the Company implemented a Reverse Stock Split with a ratio of 1-for-75 (which became effective July 9, 2018). The par value and other terms of the common stock were not affected by the Reverse Stock Split. In addition, the amendment to the Company’s articles of incorporation that effected the Reverse Stock Split simultaneously reduced the number of authorized shares of Common Stock from 7,500,000,000 to 100,000,000.

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

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2019 AND 2018

(UNAUDITED)

(US$)

NOTE 1 – BASIS OF OPERATIONS (CONTINUED)

Cupuaçu Butter Lip Balm

On December 23, 2016, the Company entered into a non-exclusive, 12-month license agreement (the “License Agreement”) with Cleveland, Ohio based cosmetics products company Ice + Jam LLC (“Ice + Jam”) to market Ice + Jam’s proprietary cupuaçu butter lip balm, sold under the trademark HerMan® which launched during the quarter ended December 31, 2017.During February of 2018, the Company’s strategy with respect to the HerMan® product was negatively impacted by a series of product defects relating to the twisting mechanism of the lip balm tube. As a result of this and the concomitant halting of selling efforts, the Company had no sales of the HerMan® product during the three months ended June 30, 2019 or the year ended March 31, 2019. The Company has removed the product from the website and the remaining inventory was written off as it was determined that the units were not usable. The Company has discontinued this operation as of March 31, 2019. On April 1, 2019, the Company recognized a gain on the disposal of discontinued operations in the amount of $4,941.

Honeywood

Following the termination of a proposed 2014 merger between the Company and California-based Honeywood LLC (“Honeywood”), a developer of a topical medicinal cannabis product, on August 1, 2017, the Company entered into a Debt Conversion Agreement, whereby the Company agreed to convert an $170,000 note receivable due from Honeywood, including accrued interest into a 5% membership interest in Honeywood.

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

Pilus Energy

On January 28, 2014, the Company acquired Pilus Energy, LLC (“Pilus”), an Ohio limited liability company and a developer of alternative cleantech energy platforms using proprietary microbial solutions that create electricity while consuming polluting molecules from wastewater.

On December 22, 2016, the Company entered in a membership interest transfer agreement with Open Therapeutics whereby the Company sold 80% of its membership interest in Pilus back to Open Therapeutics for consideration of the termination of 80% of the unexercised portion of the warrants to purchase the Company’s common stock. Open Therapeutics agreed to pay to the Company 20% of the net profit generated Pilus Energy from its previous year’s earnings, if any. Through June 30, 2019, there has been no activity recorded by Open Therapeutics with respect to Pilus Energy.

On January 12, 2019, the Company and Open Therapeutics agreed to extinguish a $75,000 contingent liability, whereby Open Therapeutics was to receive the first $75,000 of net profit earned from the operations of Pilus Energy in exchange for a one-time issuance of 500,000 restricted shares of Company’s common stock. The shares were recorded at a value of $24,750 ($0.0495 per share).

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2019 AND 2018

(UNAUDITED)

(US$)

NOTE 1 – BASIS OF OPERATIONS (CONTINUED)

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

As of June 30, 2019, Tauriga BDC has not installed any of these machines in any locations and no revenue has been generated through the Blink contract.

Tauriga Sciences Limited

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

Going Concern

During the fourth quarter of the year ended March 31, 2019, the Company began sales and marketing efforts for its Mint flavored Tauri-GumTM product. During the three months ended March 31, 2019, the Company recognized sales of $57,134 and recognized a gross profit of $20,006, which has continued into the first fiscal quarter ended June 30, 2019 where the Company recognized revenue of $44,377 and a gross profit of $14,959. During the first quarter of fiscal year 2020, the Company has entered into multiple distribution agreements and has engaged an independent contractor to act as Vice President of Distribution and Marketing. Although the Company’s working capital surplus of $499,657 at June 30, 2019, has remained constant in the past year, the Company still believes that there is uncertainty with respect to continuing as a going concern.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2019 AND 2018

(UNAUDITED)

(US$)

NOTE 1 – BASIS OF OPERATIONS (CONTINUED)

Going Concern (Continued)

On July 1, 2019, months after the NYC Department of Heath announced a ban on cannabidiol in foods and beverages (mainly focused on restaurants and baked goods), the updated New York City Health Code now includes an embargoing of CBD-infused Edible(s) Products (including packaged products). The Company is hopeful that the FDA as well as the New York City Council will implement regulations surrounding the CBD industry in a logical and prompt manner. The FDA’s uncertainty surrounding CBD was the initial cause of the New York City ban, and we believe further clarification from the FDA supporting its safety and regulating its labeling will also offer a clearer pathway to the New York City CBD market. The Company is very well positioned in this argument and has taken a conservative approach towards its products, including, for example, ensuring that its product manufacturer periodically tests for compliance with the Agricultural Improvement Act of 2018, such as utilizing CBD oils from hemp plants and that it contains 0% THC content. The Company remains confident that this embargo on CBD Edible(s) products will be lifted and/or clarified. As a result of this embargo, the Company has taken the necessary steps to ensure that their marketing efforts are focused on areas outside of New York City, while still maintaining their New York City (the 5 Boroughs) presence.

The Company, in the short term, intends to continue funding its operations either through cash-on-hand or through financing alternatives. Management’s plans with respect to this include raising capital through equity markets to fund future operations as well as the possible sale of its remaining marketable securities which had a market value of $444,785 at June 30, 2019. In the event the Company cannot raise additional capital to fund and/or expand operations or fails to raise adequate capital and generate adequate sales revenue, it could result in the Company having to curtail or cease operations. Currently, the Company has a limited amount of shares of common stock available to issue under its articles of incorporation and has initiated the process of increasing the authorized stock.

Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues in the short term there can be no assurances that the revenues will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations to achieve profitability thereby eliminating its reliance on alternative sources of funding. Although management believes that the Company is in a stronger position it has been in in several years, there is still no guarantee that profitable operations with sufficient cashflow to sustain operations can or will be achieved without the need of alternative financing, which is limited. These matters still raise significant doubt about the Company’s ability to continue as a going concern as determined by management. The Company believes that there is uncertainty with respect to continuing as a going concern until the operating business can achieve more than nominal sales and profitable operations and sustain cash flow to operate the Company for a period of twelve months. In the event the Company does need to raise additional capital to fund operations or engage in a transaction, failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations. Even if the Company does raise sufficient capital to support its operating expenses, acquire new license agreements or ownership interests in life science companies and generate adequate revenues, or the agreements entered into recently are unsuccessful, there can be no assurances that the revenues will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern as determined by management. However, the accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Consolidated Financial Statements

The condensed consolidated financial statements include the accounts and activities of Tauriga Sciences, Inc., its wholly-owned Canadian subsidiary, its wholly-owned subsidiary Tauriga BDC and Tauriga Sciences Limited. All intercompany transactions have been eliminated in consolidation. As of June 30, 2019, there is no activity in any of the Company’s subsidiaries other than Tauriga BDC holding the electric car chargers and the leasehold interest in Tauriga Sciences Limited.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2019 AND 2018

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

As of June 30, 2019, the Tauriga BDC has not installed any of these machines in any locations, and no revenue has been generated through the Blink contract.

During the three months ended March 31, 2019, the Company recognized its first sales of Tauri-GumTM, primarily vis-à-vis its entry in the E&M Distribution Agreement.

The Company recognizes revenue upon the satisfaction of the performance obligation. The Company considers the performance obligation met upon shipment of the product or delivery of the product. For ecommerce orders, the Company’s products are shipped by a fulfillment company and payment is made in advance of shipment either through credit card or PayPal. The Company also delivers the product to its customers that they market to in the metropolitan New York Tri-State area that are not covered under any existing distribution agreements. The Company generally collects payment within 30 to 60 days of completion of its performance obligation, and the Company has no agency relationships. The Company recognized revenue from operations in the amount of $44,377 during the three months ended June 30, 2019 compared to no revenue for the same period in the prior year. All revenue is from the sale of the Company’s Tauri-GumTM product line and there were accounts receivable of $28,028 currently outstanding for these sales.

The Company recognized no revenue from discontinued operations during the three months ended June 30, 2018 which was related to the sales of the HERMAN® lip balm product.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2019 AND 2018

(UNAUDITED)

(US$)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Sales Refunds

The Company’s refund policy allows customers to return product for any reason except where the customer does not like the taste of the product. The customer has 30 days from the date of purchase to initiate the process. Returns are limited to one return or exchange per customer. Only purchases up to $100 qualify for a refund. Approved return/refund requests are typically processed within 1-2 business days. For product purchases made through a Tauri-GumTM distributor or retailer, the customer is required to work with original purchase location for any return or exchange. The Company has not established a reserve for returns as of June 30, 2019 however will monitor the refunds to estimate whether a reserve will be required.

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

Cash Equivalents

For purposes of reporting cash flows, cash equivalents include investment instruments purchased with an original maturity of three months or less. At June 30, 2019, the Company’s cash on deposit with financial institutions did not exceed the total FDIC insurance limit of $250,000. At June 30, 2019 and March 31, 2019, the Company had a cash balance of $15,247 and $385,943, respectively. The Company’s does not expect, in the near term, for its cash balance to exceed the total FDIC insurance limit of $250,000 for other than very short periods of time where the Company would use such cash in excess of insurance in the very short-term in operating activities. To reduce its risk associated with the failure of such financial institution, the Company holds its cash deposits in more than one financial institution and evaluates at least annually the rating of the financial institution in which it holds its deposits. The Company had no cash equivalents as of June 30, 2019 and March 31, 2019.

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

Investment – Cost Method

Investment in other companies that are not currently trading, are valued based on the cost method as the Company holds less than 20% ownership in these companies and has no influence over operational and financial decisions of the companies. The Company will evaluate, at least annually, whether impairment of these investments is necessary under ASC 320. As of June 30, 2019, the Company has not impaired any of their cost method investments.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2019 AND 2018

(UNAUDITED)

(US$)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Inventory

Inventory consists of finished goods in salable condition stated at the lower of cost or market determined by the first-in, first-out method. The inventory consists of packaged and labeled salable inventory. Shipping of product to finished good inventory fulfillment center is also included in the total inventory cost. Shipping of product upon sale for online sales is paid by the customer upon ordering for orders of single packs of Tauri-GumTM. For multiple pack or wholesale product orders shipping cost is paid by the Company. As of June 30, 2019, the Company’s inventory on hand had a value of $138,606. The Company also has paid deposits in the amount of $52,500 to the manufacturer, Per Os Bio, towards orders not received as of June 30, 2019. Amounts paid to Per Os Bio for Tauri-GumTM are classified as deposits (other current asset) on the Company’s condensed consolidated balance sheet until the goods are available for sale. The Company has not established any inventory reserve on the Tauri-GumTM as of June 30, 2019.

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

Net Income (Loss) Per Common Share

The Company computes per share amounts in accordance with FASB ASC Topic 260 “Earnings per Share” (“EPS”), which requires presentation of basic and diluted EPS. Basic EPS is computed by dividing the income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock and common stock equivalents outstanding during the periods; however, potential common shares are excluded for period in which the Company incurs losses, as their effect is anti-dilutive. For the three months ended June 30, 2019, basic and fully diluted earnings per share were the same as the Company had losses in this period.

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

FOR THE THREE MONTHS ENDED JUNE 30, 2019 AND 2018

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

Research and Development

The Company expenses research and development costs as incurred. Research and development costs were $3,852 for the three months ended June 30, 2019 compared to no expense during the same period in the prior year. The Company is continually evaluating products and technologies in the natural wellness space, including its Tauri-GumTM product including new flavor formulations and other CBD delivery products, as well as any intellectual property or other related technologies. As the Company investigates and develops relationships in these areas, resultant expenses for trademark filings, license agreements, website and product development and design materials will be expensed as research and development. Some costs will be accumulated for subsidiaries prior to formation of any new entities.

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

FOR THE THREE MONTHS ENDED JUNE 30, 2019 AND 2018

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

FOR THE THREE MONTHS ENDED JUNE 30, 2019 AND 2018

(UNAUDITED)

(US$)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes (Continued)

Future tax assets and liabilities are measured using enacted or substantially enacted income tax rates expected to apply when the asset is realized, or the liability settled. The effect of a change in income tax rates on future income tax liabilities and assets is recognized in income in the period that the change occurs. Future income tax assets are recognized to the extent that they are considered more likely than not to be realized.

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

As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by ASC 740 and concluded that the tax position of the Company does not meet the more-likely-than-not threshold as of June 30, 2019.

Recent Accounting Pronouncements

In June 2018, the FASB issued ASU No. 2018-07, “Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting” which addresses accounting for issuance of all share-based payments on the same accounting model. Previously, accounting for share-based payments to employees was covered by ASC Topic 718 while accounting for such payments to non-employees was covered by ASC Subtopic 505-50. As it considered recently issued updates to ASC 718, the FASB, as part of its simplification initiatives, decided to replace ASC Subtopic 505-50 with Topic 718 as the guidance for non-employee share based awards. Under this new guidance, both sets of awards, for employees and non-employees, will essentially follow the same model, with small variations related to determining the term assumption when valuing a non-employee award as well as a different expense attribution model for non-employee awards as opposed to employee awards. The ASU is effective for public business entities beginning in 2019 calendar years and one year later for non-public business entities. The Company has determined that there is not a material impact on their consolidated financial position and results of operations as a result of this standard.

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

The new guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period and is applied retrospectively. Early adoption is permitted. The Company has adopted this standard as of April 1, 2019 (See Note 6).

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

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2019 AND 2018

(UNAUDITED)

(US$)

NOTE 3– INVENTORY

Inventory from continuing operations

Inventory value by product as of:

	June 30, 2019 (unaudited)	March 31, 2019

Tauri-GumTM	$138,606	$10,872

Total Inventory	$138,606	$10,872

At June 30, 2019, deposits to Per Os Bio in the amount of $52,500 for the manufacturing costs of Tauri-GumTM have been classified as a deposit (prepaid expenses other current assets) on the Company’s condensed consolidated balance sheet, as the goods are not yet available for sale.

At March 31, 2019, the Company had deposits to Per Os Bio in the amount of $105,000 for the manufacturing costs of Tauri-GumTM for goods not yet available for sale.

NOTE 4– DISCONTINUED OPERATIONS

On March 31, 2019, the Company decided to discontinue operations relative to its HERMAN© Lip balm product line. After much effort the Company was unable to resolve manufacturing issues as it related to it its lip balm tube mechanism. The Company did not believe that these issues will be resolvable without a substantial investment of time and money. Therefore, the Company exchanged its 50% ownership in Ice+Jam, LLC for the balance of the non-controlling interest as of March 31, 2019. On April 1, 2019, the Company recognized a gain on the disposal of discontinued operations in the amount of $4,941.

The Company had no revenue or expenses from discontinued operations during the three months ended June 30, 2018.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

BALANCE SHEETS FROM DISCONTINUED OPERATIONS

	June 30, 2019 (unaudited)	March 31, 2019

Assets from discontinued operations	$-	$581

Liabilities from discontinued operations	$-	$5,522

NOTE 5– PROPERTY AND EQUIPMENT

The Company’s property and equipment is as follows:

	June 30, 2019 (unaudited)	March 31, 2019	Estimated Life

Computers, office furniture and other equipment	$69,808	$69,808	3-5 years

Less: accumulated depreciation	(57,030)	(56,798)

Net	$12,778	13,010

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2019 AND 2018

(UNAUDITED)

(US$)

NOTE 5– PROPERTY AND EQUIPMENT (CONTINUED)

On June 29, 2018, the Company purchased four Blink Level 2 – 40” pedestal chargers for permanent placement in one or more retail locations whereby the Company will share revenue from these electric car vehicle charging units with such location owner. No depreciation expense has been recorded for the charging units as of June 30, 2019 due to the fact that they have not been placed in service.

Depreciation expense for the three months ended June 30, 2019 and 2018 was $232 and $259, respectively.

During the year ended March 31, 2019 the Company disposed of computer equipment valued at $1,632 recognizing a loss on disposal of $907.

NOTE 6 – OPERATING LEASE

The Company has adopted ASU No. 2016-02, Leases (Topic 842), as of April 1, 2019 and will account for the new lease in terms of the right of use assets and offsetting lease liability obligations for this new lease under this pronouncement. In accordance with ASC 842 - Leases, effective April 1, 2019, the Company will record additional net lease right of use asset and a lease liability at present value of approximately $7,492 and $7,895, respectively, as of April 1, 2019. The Company is recording these at present value, in accordance with the standard, using a discount rate of 8% which is representative of the last borrowing rates for notes issued to a non-related party. The right of use asset is composed of the sum of all lease payments, at present value, and is amortized straight line over the life of the expected lease term. For the expected term of the lease the Company will use the initial term of the two-year lease. If the Company does elect to exercise its option to extend the lease for additional years, that election will be treated as a lease modification and the lease will be reviewed for remeasurement. This lease will be treated as an operating lease under the new standard.

The Company has chosen to implement this standard using the modified retrospective model approach with a cumulative-effect adjustment, which does not require the Company to adjust the comparative periods presented when transitioning to the new guidance on April 1, 2019. The Company has also elected to utilize the transition related practical expedients permitted by the new standard. The modified retrospective approach provides a method for recording existing leases at adoption and in comparative periods that approximates the results of a modified retrospective approach. Adoption of the new standard resulted in the recording of additional net lease assets and lease liabilities of approximately $7,492 and $7,895 as of April 1, 2019, respectively. The difference between the additional lease assets and lease liabilities, net of the deferred tax impact, will be recorded as an adjustment to retained earnings. The standard is not expected to materially impact our consolidated net earnings and had no impact on cash flows.

Corporate office – New York

On December 1, 2017, the Company relocated its corporate headquarters from Danbury, Connecticut to New York, New York. The Company has entered into a two-year lease at $1,010 per month for the term of the lease. The lease right of use asset for this lease at adoption was $7,492 and will be amortized on a straight-line basis over the remaining term of the lease. For the three months ended June 30, 2019 the Company recorded a lease expense of $2,810. As of June 30, 2019, the value of the unamortized lease right of use asset is $4,683. As of June 30, 2019, the Company’s lease liability was $4,984.

Barcelona office

On June 11, 2019 the Company entered into a two-year lease, expiring on June 30, 2021. The office is located at Regus World Trade Centre Muelle de Barcelona, edif. Sur, 2a Planta Barcelona Cataluña 08039 Spain. Monthly rent payments will be approximately $201 per month (based on the contractual rate of €178 multiplied by the exchange rate of 1.13 on the day the lease agreement was entered into). In accordance with ASC 842 - Leases, effective June 11, 2019, the Company will record additional net lease right of use asset and a lease liability at present value of approximately $4,574, respectively as a result of this lease. The lease will be initially recorded using an exchange rate of 1.13. Any fluctuations in the currency rate will be recorded as gain or loss on currency translation.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2019 AND 2018

(UNAUDITED)

(US$)

NOTE 6 – OPERATING LEASE (CONTINUED)

The lease right of use asset, at inception, of $27,050 amortized on a straight-line basis over the term of the lease. The present value of the New York corporate office lease had an initial present value of $22,476 at December 1, 2017. The Barcelona office lease value had an initial present value of $4,573. For the three months ended June 30, 2019 the Company recorded a lease expense of $3,149. As of June 30, 2019, the value of the unamortized lease right of use asset is $9,071. As of June 30, 2019, the Company’s lease liability was $9,471.

Maturity of Operating Lease Liability for fiscal year ended June 30,
2020	$6,665
2021	$2,288
2022	$518

Total lease payments	$9,471

The following chart shows the Company’s operating lease cost at June 30, 2019 and 2018:

	For the three months ended
	June 30, 2019	June 30, 2018

Amortization of right of lease asset	$2,996	$-
Lease interest cost	153	-
Total Lease cost	$3,149	$-

The following chart shows the Company’s operating lease liability at June 30, 2019.

Discounted Operating Lease liability at inception - December 1, 2017	$27,050
Financing cost	1,055
Less lease payments made	(18,204)
Cumulative effect of adoption of ASC 842	(430)
Operating lease liability at June 30, 2019	9,471
Less Lease Liability current portion	(7,300)
Lease Liability at June 30, 2019 – long-term	$2,171

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2019 AND 2018

(UNAUDITED)

(US$)

NOTE 7 – INTANGIBLE ASSETS

Patents:

Pilus Energy, LLC

The Company, through the acquisition of Pilus Energy on January 28, 2014, acquired a patent to develop cleantech energy using proprietary microbiological solution that creates electricity while consuming polluting molecules from wastewater.

On December 22, 2016, the Company entered in a membership interest transfer agreement with Open Therapeutics whereby the Company sold 80% of its membership interest in Pilus to Open Therapeutics. Open Therapeutics agreed to terminate and cancel 80% of the unexercised portion of Open Therapeutics agreed to pay to the Company 20% of the net profit generated by Pilus Energy from its previous year’s earnings, if any. The first $75,000 of such payments were to be retained by Pilus Energy as additional consideration for the sale, which was reflected as a contingent liability on the Company’s consolidated balance sheet. The Company further agreed it would vote its 20% membership interest in Pilus Energy in the same manner that Open Therapeutics votes its membership interest on all matters for which a member vote is required. Through June 30, 2019, there has been no activity recorded by Open Therapeutics with respect to Pilus Energy.

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

NOTE 8 – NOTES PAYABLE

Notes payable and convertible notes consisted of the following as of:

		June 30, 2019	March 31, 2019

Alternative Strategy Partners PTE Ltd.	(a)	$-	$90,000
GS Capital Partners LLC - Oct 2018	(b)	140,000	180,000
GS Capital Partners LLC - Mar 2019	(c)	300,000	300,000
GS Capital Partners LLC - May 2019	(d)	60,000	-
GS Capital Partners LLC - Jun 2019	(e)	60,000	-
Total notes payable and convertible notes		$560,000	$570,000
Less - note discounts		(324,580)	(356,125)
Less - current portion of these notes		(235,420)	(213,875)
Total notes payable and convertible notes, net discounts – long-term		$-	$-

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2019 AND 2018

(UNAUDITED)

(US$)

NOTE 8 – NOTES PAYABLE (CONTINUED)

(a)	Three-month $180,000 non-convertible debenture dated September 23, 2015 bearing and interest rate of 11.50% per annum. The note matured in December 2015. The Company received cash of $90,000 ($75,000 wired directly to the Company and $15,000 wired directly from Alternative Strategy Partners PTE Ltd. (“ASP”) to compensate a consultant. The balance of this note ($90,000) was to be wired directly to a Japanese based consumer product firm called Eishin, Inc. (“Eishin”), but the holder never provided any documentation evidencing that $90,000 was paid to Eishin. The Company is in dispute with the noteholder, and the Company has not recorded this liability as of December 31, 2018 or March 31, 2018. If the proper documentation is provided to the Company, the Company will record the liability at that time. The Company has not received any type of default notice with respect to this $180,000 non-convertible note. Additionally, the Company has not received any shares in Eishin up to this point. The Company did follow up with Eishin in March 2017, and it was noted that Eishin did not reflect the Company as having this ownership. As a result, the additional $90,000 has not been recognized as outstanding. Upon settlement, this note had accrued interest of $23,468. As a result, the Company and ASP, on May 29, 2019, agreed and acknowledged that they shall have no debt, liability or any obligation between them and that the ASP Loan Agreement is immediately retired (except with respect to the assignment and transfer of the Eishin shares noted above). Since the Eishen rights were not valued on the Company’s balance sheet, the $113,468 liability has been removed from the Company’s balance sheet, as is reflected in the Company’s financial statement as a gain on extinguishment of debt in the amount of $113,467 during the three months ended June 30, 2019.

(b)	On October 25, 2018, the Company entered into a one-year $180,000 convertible note bearing 8% interest with GS Capital Partners, LLC. The note has an original issue discount of $11,750. A portion of the proceeds will be used to retire the two remaining convertible notes on the books of the Company as of December 31, 2018 with GS Capital Partners, LLC. The face value of this note plus accrued interest under the note are convertible into shares of the Company’s common stock at a price for each share of common stock equal to 70% of the lowest daily VWAP of the common stock as reported on the National Quotations Bureau OTC Markets market on which the Company’s shares are traded or any exchange upon which the common stock may be traded in the future, for the 15 prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. In the event the Company experiences a DTC “chill” on its shares, the conversion price shall be decreased to 60% instead of 70% while that “chill” is in effect. Due to the discount to market conversion, a beneficial conversion feature was recorded on this note as a discount to the note in the amount of the $108,111 which will be amortized over the life of the note. This amortization will be reflected as interest cost ratably over the term of the note. Upon an event of default, principal and accrued interest will become immediately due and payable under the notes. Additionally, upon an event of default, notes will accrue interest at a default interest rate of 24% per annum or the highest rate of interest permitted by law. Further, certain events of default may trigger penalty and liquidated damage provisions. This note contains a provision where if the Company shall have defaulted on or breached any term of any other note of similar debt instrument into which the Company has entered and failed to cure such default within the appropriate grace period they would be considered in default of this note. During the first six months this note is in effect, the Company may redeem by paying to GS Capital Partners, LLC an amount as follows: (i) if the redemption is within the first 90 days either note is in effect, then for an amount equal to 120% of the unpaid principal amount of either note along with any interest that has accrued during that period, and (ii) if the redemption is after the 91st day the either note is in effect, but less than the 180th day, then for an amount equal to 133% of the unpaid principal amount of either note along with any accrued interest. On June 7, 2019, GS Capital Partners, LLC converted $40,000 of principal and $1,973 of accrued interest into 888,308 shares of common stock. Accrued interest as of June 30, 2019 was $8,227.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2019 AND 2018

(UNAUDITED)

(US$)

NOTE 8 – NOTES PAYABLE (CONTINUED)

(c)	On March 14, 2019, the Company entered into a 12-month $300,000 principal face value 8.0% convertible debenture with GS Capital Partners, LLC, with a maturity date of March 13, 2020. The GS Capital Note carries $20,000 original issue discount (OID) and, as such, the initial net proceeds to the Company was $280,000. In connection with this agreement, the Company is obligated to issue 750,000 commitment shares having a value of $142,500 ($0.19 per share) which is reflected as interest expense in the Company’s consolidated statement of operations during the year ended March 31,2019. These shares were not issued as of March 31, 2019. The Holder is entitled, at its option, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company’s common stock at a price for each share of Common Stock equal to 68% of the lowest daily VWAP of the Common Stock as reported on the National Quotations Bureau OTC Markets exchange for the fifteen (15) prior trading days. Due to the discount to market conversion, a beneficial conversion feature was recorded on this note as a discount to the note in the amount of the full face value of the note which will be amortized over the life of the note. This amortization will be reflected as interest cost ratably over the term of the note. The GS Capital Note may be redeemed by the Company during the first six months from execution, as follows: (i) if the redemption is within the first 90 days, then for an amount equal to 120% of the unpaid principal amount, with any accrued interest; (ii) if the redemption is after the 91st day, but less than the 180th day, then for an amount equal to 133% of the unpaid principal amount, with any accrued interest. The GS Capital Note may not be redeemed after 180 days from the date of execution. At June 30, 2019, this note had accrued interest of $8,219. Also, in conjunction with this note, the 213,334 five-year cashless warrants, associated with the June 27, 2017, $80,000 5% one-year note were fully cancelled.

(d)	On May 24, 2019, the Company entered into a one year 8% $60,000 Convertible Note with GS Capital Partners, LLC pursuant to the terms of a Securities Purchase Agreement. The GS Capital Note has a maturity date of May 23, 2020 and carried a $5,000 original issue discount (such that $55,000 was funded to the Company on May 24, 2019. The holder is entitled, at its option, at any time after cash payment, to convert all or any amount of the principal face amount of the GS Note then outstanding into shares of the Company’s common stock at a price for each share of common stock equal to 66% of the lowest daily volume weighted average price (VWAP) of the common stock as reported on the National Quotations Bureau OTC Markets exchange which the Company’s shares are traded or any exchange upon which the common stock may be traded in the future, for the fifteen (15) prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. Such conversion shall be effectuated by the Company delivering the shares of common stock to the holder within 3 business days of receipt by the Company of the notice of conversion. Accrued but unpaid interest shall be subject to conversion. To the extent the conversion price of the Company’s common stock closes below the par value per share, the Company will take all steps necessary to solicit the consent of the stockholders to reduce the par value to the lowest value possible under law. The Company agrees to honor all conversions submitted pending this increase. In the event the Company experiences a DTC “Chill” on its shares, the conversion price shall be decreased to 56% instead of 66% while that “Chill” is in effect. In no event shall the holder be allowed to affect a conversion if such conversion, along with all other shares of the Company common stock beneficially owned by the holder and its affiliates would exceed 9.9% of the outstanding shares of the common stock of the Company. During the first six months that the GS Capital Note is in effect, the Company may redeem the GS Note by paying to the holder an amount as follows: (i) if the redemption is within the first 90 days of the issuance date, then for an amount equal to 120% of the unpaid principal amount of this Note along with any interest that has accrued during that period, (ii) if the redemption is after the 91st day, but less than the 180th day of the issuance date, then for an amount equal to 133% of the unpaid principal amount of this Note along with any accrued interest. The GS Note may not be redeemed after 180 days. The Company may not redeem the GS Capital Note after the 180th day from entering into it. Upon an event of default, among other default provisions set forth in the GS Capital Note, (i) interest shall accrue at a default interest rate of 24% per annum or, if such rate is usurious or not permitted by current law, then at the highest rate of interest permitted by law. (ii) if the Company shall fail to deliver to the holder the shares of common stock without restrictive legend (when permissible in accordance with applicable law) within three (3) business days of its receipt of a notice of conversion, then the Company shall pay a penalty of $250 per day the shares are not issued beginning on the 4th day after the conversion notice was delivered to the Company (which shall be increased to $500 per day beginning on the 10th day); (iii) if the Company’s stock ceases to be listed on an exchange, its stock is suspended from trading for more than 10 consecutive trading days or the Company ceases to file its reports with the SEC under the Securities Exchange Act of 1934, as amended, then the outstanding principal due under the GS Capital Note shall increase by 50%; or (iv) if the GS Capital Note is not paid at maturity, the outstanding principal due under this Note shall increase by 10%.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2019 AND 2018

(UNAUDITED)

(US$)

NOTE 8 – NOTES PAYABLE (CONTINUED)

(d)	In connection with the GS Capital Note, the Company issued irrevocable transfer agent instructions reserving 3,327,000 shares of its Common Stock for conversions under this Note equal to two and a half times the discounted value of the Note (the “Share Reserve”) within 5 days from the date of execution and shall maintain a 2.5 times reserve for the amount then outstanding. Upon full conversion of this Note, any shares remaining in the Share Reserve shall be cancelled. At June 30, 2019, this note had accrued interest of $500.

(e)	On June 21, 2019, the Company entered into a one year 8% $60,000 Convertible Note with GS Capital Partners, LLC pursuant to the terms of a Securities Purchase Agreement. The GS Capital Note has a maturity date of June 21, 2020 and carried a $5,000 original issue discount (such that $55,000 was funded to the Company on June 21, 2019). The holder is entitled, at its option, at any time after cash payment, to convert all or any amount of the principal face amount of the GS Note then outstanding into shares of the Company’s common stock at a price for each share of common stock equal to 66% of the lowest daily volume weighted average price (VWAP) of the common stock as reported on the National Quotations Bureau OTC Markets exchange, which the Company’s shares are traded or any exchange upon which the common stock may be traded in the future, for the fifteen (15) prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. Such conversion shall be effectuated by the Company delivering the shares of common stock to the holder within 3 business days of receipt by the Company of the notice of conversion. Accrued but unpaid interest shall be subject to conversion. To the extent the conversion price of the Company’s common stock closes below the par value per share, the Company will take all steps necessary to solicit the consent of the stockholders to reduce the par value to the lowest value possible under law. The Company agrees to honor all conversions submitted pending this increase. In the event the Company experiences a DTC “Chill” on its shares, the conversion price shall be decreased to 56% instead of 66% while that “Chill” is in effect. In no event shall the holder be allowed to affect a conversion if such conversion, along with all other shares of the Company common stock beneficially owned by the holder and its affiliates would exceed 9.9% of the outstanding shares of the common stock of the Company. During the first six months that the GS Capital Note is in effect, the Company may redeem the GS Note by paying to the holder an amount as follows: (i) if the redemption is within the first 90 days of the issuance date, then for an amount equal to 120% of the unpaid principal amount of this Note along with any interest that has accrued during that period, (ii) if the redemption is after the 91st day, but less than the 180th day of the issuance date, then for an amount equal to 133% of the unpaid principal amount of this Note along with any accrued interest. The GS Note may not be redeemed after 180 days. The Company may not redeem the GS Capital Note after the 180th day from entering into it. Upon an event of default, among other default provisions set forth in the GS Capital Note, (i) interest shall accrue at a default interest rate of 24% per annum or, if such rate is usurious or not permitted by current law, then at the highest rate of interest permitted by law. (ii) if the Company shall fail to deliver to the holder the shares of common stock without restrictive legend (when permissible in accordance with applicable law) within three (3) business days of its receipt of a notice of conversion, then the Company shall pay a penalty of $250 per day the shares are not issued beginning on the 4th day after the conversion notice was delivered to the Company (which shall be increased to $500 per day beginning on the 10th day); (iii) if the Company’s stock ceases to be listed on an exchange, its stock is suspended from trading for more than 10 consecutive trading days or the Company ceases to file its reports with the SEC under the Securities Exchange Act of 1934, as amended, then the outstanding principal due under the GS Capital Note shall increase by 50%; or (iv) if the GS Capital Note is not paid at maturity, the outstanding principal due under this Note shall increase by 10%.

In connection with the GS Capital Note, the Company issued irrevocable transfer agent instructions reserving 2,650,000 shares of its Common Stock for conversions under this Note equal to two and a half times the discounted value of the Note (the “Share Reserve”) within 5 days from the date of execution, and shall maintain a 2.5 times reserve for the amount then outstanding. Upon full conversion of this Note, any shares remaining in the Share Reserve shall be cancelled. At June 30, 2019, this note had accrued interest of $118.

During the year ended March 31, 2019, the Company issued 5,946,516 shares of common stock to holders of convertible notes to retire $187,000 in principal and $13,718 of accrued interest (at an average conversion price of $0.03375 per share) under the convertible notes.

During the three months ended June 30, 2019, the Company issued 888,308 shares of common stock to holders of convertible notes to retire $40,000 and $1,973 of note principal and accrued interest, respectively.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2019 AND 2018

(UNAUDITED)

(US$)

NOTE 8 – NOTES PAYABLE (CONTINUED)

Interest expense for the three months ended June 30, 2019 was $121,814 compared to $23,496 for the prior year. Accrued interest at June 30, 2019 and March 31, 2019 was $16,946 and $30,780, respectively.

NOTE 9 – RELATED PARTIES

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

In conjunction with and consideration for a July 22, 2019, 10% convertible note, in the amount of $55,000, under a Securities Purchase Agreement the Company entered into with Jefferson Street Capital, LLC, the Chief Executive Officer has personally guaranteed the prompt, full and complete payment of the outstanding principal amount, accrued and unpaid interest, default interest (if any) and applicable fees (if any), owing by the Company under the note. This personal guaranty will remain in effect until such time that the Company can reserve at least six times the amount of common shares issuable upon full conversion of the note. The Company anticipates this to occur upon the effectiveness of the increase in the Company’s authorized shares within the 75 days from the date of the note as indicated in the agreement.

NOTE 10 – STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

As of June 30, 2019, the Company is authorized to issue 100,000,000 shares of its common stock. As of June 30, 2019 and August 13, 2019, there were 72,925,920 and 75,895,090 shares, respectively of common stock issued and outstanding which includes all adjustments for fractional shares.

On July 26, 2019, the Company’s Board of Directors approved the (i) increase of the authorized common stock of the Company from 100,000,000 shares to 400,000,000 shares; (ii) the filing of both the preliminary and definitive information statements; and (iii) approved the record date of July 29, 2019.

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

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2019 AND 2018

(UNAUDITED)

(US$)

NOTE 10 – STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Common Stock (Continued)

On January 12, 2019, the Company and Open Therapeutics agreed to extinguish the $75,000 contingent liability in exchange for a one-time issuance of 500,000 restricted shares of Company’s common stock. The shares were recorded at a value of $24,750 ($0.0495 per share) as a loss on settlement in the Company’s consolidated financial statements.

Fiscal Year 2020

During the three months ended June 30, 2019, the Company issued 1,200,000 shares under distribution agreements.

During the three months ended June 30, 2019, the Company issued 888,308 shares for conversion of debt in the amount of $40,000 as well as accrued interest in the amount of $1,964 ($0.04725).

During the three months ended June 30, 2019, the Company issued 250,000 shares issued to Vice President of Distribution and Marketing.

During the three months ended June 30, 2019, the Company issued 1,000,000 shares issued for services rendered

During the three months ended June 30, 2019, the Company issued 750,000 shares for debt commitment in the amount of $142,500 ($0.19 per share). The shares were recorded as a liability to issue shares at March 31, 2019 on the Company’s balance sheet.

During the three months ended June 30, 2019, the Company issued 714,286 shares under stock purchase agreements in consideration for $45,000 (average of $0.063 per share) to accredited investors that are unrelated third parties.

In connection with some of the consulting agreements and board advisory agreements the Company has entered into, as the following clauses are part of the compensation arrangements: (a) the consultant will be reimbursed for all reasonable out of pocket expenses and (b) the Company, in its sole discretion, may make additional cash payments and/or issue additional shares of common stock to the consultant based upon the consultant’s performance. The Company recognized $375,720 and $43,221 in stock-based compensation expense related to these agreements in the three months ended June 30, 2019 and 2018.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2019 AND 2018

(UNAUDITED)

(US$)

NOTE 10 – STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Warrants for Common Stock

The following table summarizes warrant activity for the three months and year ended June 30, 2019 and March 31, 2019:

		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding at March 31, 2018	1,433,611	$1.06	3.02 Years	$-

Granted	-	-		-
Expired	(223,335)	0.2843
Exercised	-	-
Canceled	-	-

Outstanding and exercisable March 31, 2019	1,210,276	$1.2	1.28 Years	$-

Granted	-	-		-
Expired	(389,344)	0.75
Exercised	-	-
Canceled	-	-

Outstanding and exercisable June 30, 2019	820,932	$1.41	1.41 Years	$-

During the year ended March 31, 2019, 213,334 warrants expired which were issued in conjunction with a one-year 5% convertible note in the amount of $80,000 with GS Capital Partners, LLC. The five-year cashless warrants had an exercise price of $0.2625 per share. These warrants were cancelled as part of the convertible note agreement which the Company entered into with GS Capital Partners, LLC on March 14, 2019 in the amount of $300,000 (See Note 8 section c).

During the year ended March 31, 2019, 10,001 three-year warrants expired which were awarded to investors in conjunction with security purchase agreements. These warrants had a strike price of $0.75.

During the three months ended June 30, 2019, 389,344 three-year warrants expired which were awarded to investors in conjunction with security purchase agreements. These warrants had a strike price of $0.75.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2019 AND 2018

(UNAUDITED)

(US$)

NOTE 10 – STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Stock Options

On February 1, 2012, the Company awarded to each of two executives’, one current and one former, options to purchase 66,667 common shares, an aggregate of 133,334 shares. These options vested immediately and were for services performed.

The following table summarizes option activity for the year and three months ended June 30, 2019 and March 31, 2019:

	Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at March 31, 2018	133,334	$7.50	3.85 Years	$—

Granted	—	—
Expired	—	—
Exercised	—	—

Outstanding at March 31, 2019	133,334	$7.50	2.85 Years	$—

Granted	—	—
Expired	—	—
Exercised	—	—

Outstanding and exercisable at June 30, 2019	133,334	$7.50	2.60 Years	$—

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

The following table summarizes the significant differences between the U.S. Federal statutory tax rate and the Company’s effective tax rate for financial statement purposes for the three months and years ended June 30, 2019 March 31, 2019:

	June 30, 2019	March 31,2019
Federal income taxes at statutory rate	21.00%	21.00%
State income taxes at statutory rate	0.00%	0.00%
Temporary differences	8.99%	1.48%
Permanent differences	0.17%	0.24%
Impact of Tax Reform Act	0.00%	(167.44)%
Change in valuation allowance	(30.16)%	144.72%
Totals	0.00%	0.00%

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

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2019 AND 2018

(UNAUDITED)

(US$)

NOTE 11 – PROVISION FOR INCOME TAXES (CONTINUED)

	As of	As of
	June 30, 2019	March 31, 2019
Deferred tax assets:
Net operating losses before non-deductible items	$3,763,732	$3,685,807
Loss on disposal of fixed assets	355	355
Stock-based compensation	288,492	209,591
Unrealized gains or losses on investments	(24,079)	(4,258)
Total deferred tax assets	4,028,500	3,891,495
Less: Valuation allowance	(4,028,500)	(3,891,495)

Net deferred tax assets	$-	$-

At June 30, 2019, the Company had a U.S. net operating loss carryforward in the approximate amount of $17.9 million available to offset future taxable income through 2038. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods. The valuation allowance increased by $137,005 in the three months ended June 30, 2019 and decreased by $1,516,710 in the year ended March 31, 2019. The net decreases were the result of the tax effects of the Tax Cuts and Jobs Act (the “TCJA”) offset by taxable losses net of timing differences in each of the years.

On December 22, 2017, Public Law 115-97, informally referred to as the TCJA was enacted into law. The TCJA provides for significant changes to the U.S. Internal Revenue Code of 1986, as amended, that impact corporate taxation requirements. Effective January 1, 2018, the federal tax rate for corporations was reduced from 35% to 21% for US taxable income and requires one-time re-measurement of deferred taxes to reflect their value at a lower tax rate of 21%. The effective rate for the year ended March 31, 2018 was 31% as the rate was changed effective January 1, 2018 to the lower rate. Also, mandatory repatriation of untaxed foreign earnings and profits will be taxed at 15.5% to the extent the underlying assets are liquid and 8% on the remaining balance. There are other provisions to the TCJA, such as conversion of a worldwide system to a territorial system, limitations on interest expense and domestic production deductions, which will be effective in fiscal 2019. Given the significant complexity of the TCJA and anticipated additional implementation guidance from the Internal Revenue Service, further implications of the TCJA may be identified in future periods. The Company has adjusted their NOLs and valuation allowances to account for the changes brought about by the TCJA for the three months and year ended June 30, 2019 and March 31, 2019, respectively.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2019 AND 2018

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

Investment in Trading Securities:

At March 31, 2019
Company		Beginning of Period Cost	Purchases	Sales Proceeds	End of Period Cost	Fair Value	Realized Gain (Loss)	Unrealized Gain (Loss)
Green Innovations Ltd (GNIN)*	(a)	$-	-	$-	$-	$-	$-	$-
VistaGen Therapeutics Inc (VTGN)	(b)	490,117	349,498	(517,485)	287,500	294,400	(34,630)	6,900
Blink Charging Co (BLNK)	(c)	190,350	151,666	(367,142)	-	-	25,126	-
Blink Charging Co (BLNKW) (Warrants)	(c)	900	162,215	(468,496)	-	-	305,381	-
Aytu BioScience Inc (AYTU)	(d)	82,270	100,030	(144,094)	-	-	(38,206)	-
Lightbridge Corp. (LTBR)	(e)	37,511	299,028	(276,159)	-	-	(60,380)	-
Pulmatrix Inc. (PULM)	(f)	-	204,802	(183,737)	-	-	(21,065)	-
Axovant Sciences Ltd. (AXON)	(g)	-	103,938	(98,433)	-	-	(5,505)	-
Basanite Inc. (BASA)	(h)	-	42,998	(10,821)	30,000	56,000	(2,177)	26,000
Achieve Life Sciences (ACHV)	(i)	-	177,356	(112,221)	-	-	(65,135)	-
Decision Diagnostics (DECN)	(j)	-	20,479	(16,893)	-	-	(3,586)	-
Totals		$801,148	$1,612,010	$(2,195,481)	$317,500	$350,400	$99,823	$32,900	*

At June 30, 2019
Company		Beginning of Period Cost	Purchases	Sales Proceeds	End of Period Cost	Fair Value	Realized Gain (Loss)	Unrealized Gain (Loss)
VistaGen Therapeutics Inc (VTGN)	(b)	287,500	-	-	287,500	166,865	-	(120,635)
Basanite Inc. (BASA)	(h)	30,000	-	-	30,000	277,920	-	247,920
Totals		$317,500	$-	$-	$317,500	$444,785	$-	$127,285	**

* Represents the Unrealized Gain (Loss) at March 31, 2019 for securities being held by the Company. For the year ended March 31, 2019, there was a cumulative unrealized gain on trading securities of $223,349 on these investments.

**This amount represents the cumulative unrealized gain as of June 30, 2019, which includes $94,385 for the three months ended June 30, 2019.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2019 AND 2018

(UNAUDITED)

(US$)

NOTE 12 – INVESTMENTS (CONTINUED)

Trading securities (Continued)

(a)	During the year ended March 31, 2018, the Company’s investment in Green Innovations, Ltd. was sold for net proceeds of $6,815 and was previously carried as an investment included within Current Assets. The Company’s investment in Green Innovations, Ltd. had a cost of $250,000. A loss of $243,185 was recognized on the sale of this security in the year ended March 31, 2018. For the year ended March 31, 2019, there was a realized gain of $125.

(b)	On December 11, 2017 the Company invested $480,000 in the common stock of VistaGen Therapeutics, Inc. (VTGN). The Company purchased 320,000 common shares along with 320,000 five-year warrants with a strike price of $1.50. On March 26, 2018, the Company purchased an additional 10,000 common shares. The investment in the common shares is recorded at fair valve with unrealized gains and losses, reflected in other operating income. The Company’s investment in VTGN has a cost of $490,117, unrealized loss of $183,910 and a fair value of $306,207 at March 31, 2018. During the year ended March 31, 2019, the Company purchased 59,380 shares of VTGN for $61,998 (average price per share of $1.04 per share) in the open market. The Company sold 389,380 shares of VTGN for $517,485 ($1.33 per share) for a realized loss of $34,630. The Company also purchased in a direct offering 230,000 restricted common shares directly from VTGN during the year ended March 31, 2019 for a cost of $287,500. As of March 31, 2019, these shares were not on deposit with the Company’s broker of record. As of June 30, 2019, the Company has an unrealized loss on these shares in the amount of $120,635, and for the year ended March 31, 2019 has recorded a total realized loss of $34,630 in VTGN. As June 30, 2019, these shares were not on deposit held with the Company’s broker of record.

(c)	The Company participated in an $18,500,250 underwritten public offering by BLINK, which closed on February 14, 2018. The Company invested $191,250 of its balance sheet cash and purchased 45,000 registered shares, as well as warrants exercisable immediately for a period of five (5) years from the date of issuance for up to 90,000 additional shares of common stock of BLINK. The Warrants carry an exercise price of $4.25 per share, and also trade on the NASDAQ under the ticker symbol: BLNKW. The Company’s investment in BLINK common stock and warrants had a cost of $191,250, unrealized loss of $35,955 and a fair value of $155,295 at March 31, 2018. During the three months ended June 30, 2018 the Company purchased 41,018 shares of BLINK at a cost of $151,666 (average price per share of $3.69). The Company sold its total holding of 86,018 shares of BLINK for $367,142 (average price per share of $4.26) realizing a gain of $25,126. During the three months ended June 30, 2018, the Company also purchased 208,800 warrants of BLNKW (average price per warrant of $0.77) and sold its entire position of 298,800 for $468,496 (average price per warrant of $1.60) realizing a gain of $305,381.

(d)	On March 2 and March 8, 2018, the Company purchased 188,300 common shares of AYTU Bioscience (ATYU). The investment in the common shares is recorded at fair valve with unrealized gains and losses, reflected in other operating income. The Company’s investment in ATYU had a cost of $82,270, unrealized gain of $37,677 and a fair value of $119,947 at March 31, 2018. During the year ended March 31, 2019, the Company purchased 260,000 shares of AYTU for a $100,830 (average price per share $0.38). During the year ended March 31, 2019, the Company sold all 448,300 shares of AYTU for $144,094 ($0.32 per share). During the year ended March 31, 2019, the Company had a realized loss of $38,206 on this holding.

(e)	On March 12, 2018, the Company purchased 25,000 common shares of Lightbridge Corp (LTBR). The investment in the common shares is recorded at fair valve with unrealized gains and losses, reflected in other operating income. The Company’s investment in LTBR had a cost of $37,511, unrealized loss of $8,261 and a fair value of $29,250 at March 31, 2018. During the year ended March 31, 2019, the Company purchased 287,405 shares of LTBR for $295,625 (average of $1.03 per share). During the year ended March 31, 2019, the Company sold 312,405 shares of LTBR for $276,159 (average price per share of $0.884) realizing a loss of $60,380.

(f)	During the year ended March 31, 2019, the Company purchased 391,514 shares of Pulmatix Inc. (PULM) for $204,802 (average per share price of $0.52). During the year ended March 31, 2019, the Company sold all 391,514 shares for $183,747 ($0.47 per share). The Company had a realized loss of $21,065 on this holding.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2019 AND 2018

(UNAUDITED)

(US$)

NOTE 12 – INVESTMENTS (CONTINUED)

Trading securities (Continued)

(g)	During the year ended March 31, 2019, the Company purchased 40,000 shares of Axovant Sciences Ltd. (AXON) for $103,938 (average share price of $2.60). During the year ended March 31, 2019, the Company sold all 40,000 shares for $98,433 ($2.46 per share). The Company had a realized loss of $5,505 on this holding.

(h)	On July 5, 2018, the Company purchased 100,000 shares of Basanite Industries Inc. (BASA) (formerly Paymeon, Inc. (PAYM)) for $12,998 ($0.13 per share) in the open market. During July 2018 the Company sold the 100,000 shares for $10,821 ($0.11 per share) for a realized loss of $2,177. On July 9, 2018, the Company purchased 400,000 restricted common shares directly from the Company for $30,000 ($0.075 per share). As of June 30, 2019, the Company had an unrealized gain of $247,920. In conjunction with the investment, the Company agreed to a 12-month resale restriction. BASA is publicly traded on the OTC:Pink. As June 30, 2019, these shares were not on deposit held with the Company’s broker of record.

(i)	During the year ended March 31, 2019, the Company purchased 44,000 common shares of Achieve Life Sciences (ACHV) for $177,355 ($4.03 per share). During the year ended March 31, 2019, the Company sold all 44,000 shares for $112,221 ($2.55 per share) for a realized loss of $65,135.

(j)	During the year ended March 31, 2019, the Company purchased 450,000 common shares of Decision Diagnostics (DECN) for $20,480 ($0.046 per share). During the year ended March 31, 2019, the Company sold all of its shares for $16,893 ($0.038 per share) for a realized loss of $3,586.

At June 30, 2019, the Company held warrants for AYTU to purchase 5,555 common shares at a strike price of $10.80 with an expiration of March 6, 2023. The strike price and number of shares were adjusted for the August 10, 2018, 1 for 20 reverse stock-split. At June 30, 2019, these warrants were out of the money by $9.13 per share and are not publicly traded, the Company has not recognized the value of these warrants as they are not liquid.

At June 30, 2019, the Company currently holds warrants for VTGN to purchase 320,000 shares of common stock at a strike price of $1.50 per share with an expiration of December 13, 2022 and warrants for VTGN to purchase 230,000 shares of common stock at a strike price of $1.50 per share with an expiration of February 28, 2022. At June 30, 2019, these warrants were out of the money by $0.25 per share. Since these warrants are not publicly traded, the Company has not recognized the value of these warrants as they are not liquid.

Digital Currency

During the year ended March 31, 2019, the Company purchased. Groestlcoin cryptocurrency (Crypto Currency Code: GRS). The purchase of this currency cannot be executed directly using $USD. The Company must purchase Bitcoin (BTC) and then purchase the Groestlcoin cryptocurrency by using BTC. This two-step process triggers the potential recognition of realized gains or losses on the purchase of Groestlcoin.

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

During the three months ended June 30, 2019, the Company had no digital currency activity.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2019 AND 2018

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

The Company tested the investment value for Küdzoo as of March 31, 2019 for impairment. It was noted that the value of the company has increased based on recent equity raises in which the Company took part in. As a result of the new equity raises, the Company does not believe there is any impairment of this investment as of June 30, 2019.

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

The Company tested the investment value for Serendipity as of March 31, 2019 for impairment. It was noted that the value of the company has maintained its value through reviews of their financial performance, therefore, the Company does not believe there is any impairment of this investment as of June 30, 2019.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2019 AND 2018

(UNAUDITED)

(US$)

NOTE 13 – FAIR VALUE MEASUREMENTS

The following summarizes the Company’s financial assets and liabilities that are measured at fair value on a recurring basis at June 30, 2019 and March 31, 2019:

	June 30, 2019
	Level 1	Level 2	Level 3	Total
Assets
Investment-trading securities	$444,785	$-	$-	$444,785
Cost method investment – Küdzoo	$-	$-	$57,900	$57,900
Cost method investment – Serendipity Brands	$-	$-	$35,000	$35,000

	March 31, 2019
	Level 1	Level 2	Level 3	Total
Assets
Investment-trading securities	$350,400	$-	$-	$350,400
Cost method investment – Küdzoo	$-	$-	$37,500	$37,500
Cost method investment – Serendipity Brands	$-	$-	$35,000	$35,000

NOTE 14 – CONCENTRATIONS

During the three months and year ended June 30, 2019 and March 31, 2019, we have one supplier for 100% of our product who is also the manufacturer of Tauri-GumTM.

For the three months ended June 30, 2019, one customer accounted for 23.96% of product sales from continuing operations. For the year ended March 31, 2019, one customer accounted for 97% of product sales from continuing operations.

NOTE 15 – SUBSEQUENT EVENTS

Subsequent to June 30, 2019, the Company issued additional shares of common stock as follows; (i) 250,000 shares for commitment shares relative to convertible note issued; (ii) 250,000 shares under a distribution agreement dated April 30, 2019; and (iii) 2,719,170 shares in conversion of convertible notes of $75,000 and accrued interest of $4,373.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2019 AND 2018

(UNAUDITED)

(US$)

NOTE 15 – SUBSEQUENT EVENTS (CONTINUED)

Convertible Notes

On July 22, 2019, the Company and Jefferson Street Capital, LLC (“Jefferson Street”) consummated entry into a Securities Purchase Agreement where the Company has borrowed $55,000 ($50,000 with original issuance discount reflected) at 10% annual interest under a term of nine-months in the form of a convertible note. The note is convertible into restricted stock of the Company. In connection with this agreement, the Company issued 250,000 commitment shares having a value of $10,500 ($0.042 per share, the closing price of our common stock on the day preceding the note) which will be reflected as interest expense in the Company’s condensed consolidated statement of operations during the three months ended June 30, 2019. The restricted stock was valued at the closing price on July 22, 2019. Legal fees of $2,000 were deducted from cash proceeds of the note payable to investor’s counsel, and a $5,000 original issue discount recognized. The Company received cash proceeds of $48,000 at closing. Under the Jefferson Street note, the Company is required initially to reserve 1,000,000 shares of its common stock, and thereafter to increase the reserve up to 15,000,000 shares upon the increase in the Company’s authorized common shares (per a charter amendment via shareholder meeting and approval as approved by the Board of Directors on July 26, 2019), but up to six times the number of shares required for a full conversion. The Company has 75 days from the date of this note to have this increased effectuated. The noteholder may, at any time, at its option, convert all or any amount of the principal face amount of the note then outstanding into shares of the Company’s common stock at a conversion price for each share of Common Stock equal to 65% of the lowest volume weighted average price for the Company’s common stock during the previous fifteen trading day period as reported on the National Quotations Bureau OTC Markets exchange which the Company’s shares are traded or any exchange upon which the Common Stock may be traded in the future, including the day upon which a notice of conversion is received by the Company. If the Company fails to maintain the share reserve at the required amounts, or to attain shareholder approval within 75 days of July 22, 2019, this will be considered an Event of Default. This note contains a provision where if the Company shall have defaulted on or breached any term of any other note of similar debt instrument into which the Company has entered and failed to cure such default within the appropriate grace period they would be considered in default of this note; however, the Company maintains the option to repay the note in cash within the first 180 days beginning on July 22, 2019 to avoid such default provision triggering event, as more fully described below.

During the first 180 days, the Company may prepay the principal amount of this note and accrued interest thereon, with a premium as follows: (a) 120% of the prepayment penalty for redemptions in the first 90 days after the note issuance; and (b) 133% of the prepayment amount if such prepayment was made at any time from (91 days after the issuance date until 180 days after the issuance date). The note is not able to be prepaid after 180 days after the issuance date.

Upon an event of default (as defined and described in the note), among other default penalties, the Company shall pay the Default Amount (as defined in the agreement) as well as incur annual interest at a default interest rate of 24% per annum.

In consideration of Jefferson Street loaning the Company the proceeds under this note, the Chief Executive Officer has personally guaranteed the prompt, full and complete payment of the outstanding principal amount, accrued and unpaid interest, default interest (if any) and applicable fees (if any), owing by the Company under the note. This personal guaranty will remain in effect until such time that the Company can reserve at least six times the amount of common shares issuable upon full conversion of the note. The Company anticipates this to occur upon the effectiveness of the increase in the Company’s authorized shares within the 75 days from the date of the note as indicated in the agreement.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2019 AND 2018

(UNAUDITED)

(US$)

NOTE 15 – SUBSEQUENT EVENTS (CONTINUED)

Other

On July 1, 2019, months after the NYC Department of Heath announced a ban on cannabidiol in foods and beverages (mainly focused on restaurants and baked goods), the updated New York City Health Code now includes an embargoing of CBD-infused Edible(s) Products (including packaged products). The Company is hopeful that the FDA as well as the New York City Council will implement regulations surrounding the CBD industry in a logical and prompt manner. The FDA’s uncertainty surrounding CBD was the initial cause of the New York City ban, and we believe further clarification from the FDA supporting its safety and regulating its labeling will also offer a clearer pathway to the New York City CBD market. The Company is very well positioned in this argument and has taken a conservative approach towards its products, including, for example, ensuring that its product manufacturer periodically tests for compliance with the Agricultural Improvement Act of 2018, such as utilizing CBD oils from hemp plants and that it contains 0% THC content. The Company remains confident that this embargo on CBD Edible(s) products will be lifted and/or clarified. As a result of this embargo, the Company has taken the necessary steps to ensure that their marketing efforts are focused on areas outside of New York City, while still maintaining their New York City (the 5 Boroughs) presence.

On July 26, 2019, the Company’s Board of Directors approved the (i) increase of the authorized common stock of the Company from 100,000,000 shares to 400,000,000 shares; (ii) the filing of both the preliminary and definitive information statements; and (iii) approved the record date of July 29, 2019.

On August 12, 2019, the Company received $47,500 net proceeds for the second of two notes (the “Back-End Note”) under a December 20, 2018 security purchase agreement with Adar Alef, LLC whereby the Company issued two 8% convertible redeemable notes in the cumulative principal amount of $110,000. Both notes were for $55,000 and had funded with net proceeds of $47,500, after the deduction of $5,000 for OID and $2,500 in legal fees. The first note was previously funded on December 24, 2018. The Back-End Note was initially paid for by an offsetting promissory note issued by Adar Alef, LLC to the Company (the “Note Receivable”). The terms of the Back-End Note required cash funding prior to any conversion thereunder. The Note Receivable was due December 20, 2019, unless certain conditions were not met, in which case both the Back-End Note and the Note Receivable may both have been cancelled. The Back-End Note has a maturity date one year from the date of issuance upon which any outstanding principal and interest is due and payable. The face value amount plus accrued interest under the Back-End Note are convertible into shares of the Company’s common stock at a price for each share of common stock equal to 60% of the lowest daily VWAP of the common stock as reported on the National Quotations Bureau OTC Markets market on which the Company’s shares are traded or any exchange upon which the common stock may be traded in the future, for the 20 prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. In the event the Company experiences a DTC “chill” on its shares, the conversion price shall be decreased to 50% instead of 60% while that “chill” is in effect. Upon an event of default, principal and accrued interest will become immediately due and payable under the notes. Additionally, upon an event of default, both notes will accrue interest at a default interest rate of 24% per annum or the highest rate of interest permitted by law. Further, certain events of default may trigger penalty and liquidated damage provisions. This note contains a provision where if the Company shall have defaulted on or breached any term of any other note of similar debt instrument into which the Company has entered and failed to cure such default within the appropriate grace period they would be considered in default of this note. This Back-End Note may not be repaid. The note holder may redeem this note at any time after the first six months.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations describes the principal factors affecting the results of operations, liquidity and capital resources of the Company and critical accounting estimates. This discussion should be read in conjunction with the accompanying quarterly unaudited Condensed Consolidated Financial Statements contained in this Form 10-Q and our Annual Report on Form 10-K, for the year ended March 31, 2019 (“Annual Report”). Our Annual Report includes additional information about our significant accounting policies, practices and the transactions that underlie our financial results, as well as a detailed discussion of the most significant risks and uncertainties associated with our financial and operating results.

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

Business Overview

Tauriga Sciences, Inc. (the “Company”, “Tauriga” or “us”) is a Florida corporation, with its principal place of business being located at 555 Madison Avenue, Fifth Floor, New York, NY 10022. The Company has, over time, moved into a diversified life sciences technology company, with its mission to operate a revenue generating business, while continuing to evaluate potential acquisition candidates operating in the life sciences technology space.

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

The Company’s gum formulation includes distinctive features: allergen free, gluten free, vegan, kosher (K-Star certification), and incorporates a proprietary manufacturing process. See our “Risk Factors” contained in the Annual Report, including with respect, but not limited, to Federal laws and regulations that govern CBD and cannabis.

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

The Company has entered into the following agreements with distributors to arrange for the distribution of this product line:

E&M Distribution Agreement

On April 1, 2019, the Company entered into a comprehensive distribution agreement with E&M Ice Cream Company (“E&M”) to establish Tauri-GumTM in the marketplace (the “E&M Distribution Agreement”). The Company has supported the Tauri-GumTM commercial launch with substantial levels of both financial resources and marketing support. The Company had both received payment for and delivered the product for its previously announced $54,000 Tauri-GumTM purchase order during March 2019, and re-orders in the first quarter of fiscal 2020. The Company has agreed to issue a one-time issuance of 1,000,000 restricted shares of the Company’s common stock, and to tender a one-time cash payment of $125,000 to E&M. This $125,000 cash component was paid in full to E&M on April 1, 2019, and the value of the shares is reflected in stock-based compensation based on the grant date of April 1, 2019. The Company is awaiting issuance instructions from E&M to issue the shares.

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

In connection with the SKL Agreement, the Company agreed to a one-time issuance of an aggregate of 1,000,000 restricted shares of the Company’s common stock, which are subject to the customary resale and transfer restrictions imposed under the rules and regulations of the Securities and Exchange Commission. The foregoing equity issuance to SKL and the other named persons affiliated with SKL was issued in accordance with the following schedule: (i) to Mr. Mahesh Lekkala, 500,000 restricted shares the Company’s common stock within ten (10) business days of April 30, 2019; and (ii) to SKL, 500,000, which were permitted to be immediately allocated by SKL to persons within its organization and, as such, (a) 250,000 of such shares shall be issued to SKL within ten (10) business days of April 30, 2019, and the additional issuance of (b) 250,000 of such shares shall be issued to SKL within ten (10) business days of August 1, 2019, which shares were issued on August 1, 2019. Other than the payment terms for Tauri-GumTM product purchased and distributed under the terms of the Agreement, there is no additional cash payment due or owing by the Company thereunder. The value of the shares is reflected as stock-based compensation with a grant date of April 30, 2019. All but 250,000 shares were expensed the date of issuance, with those 250,000 shares valued over the term of the one-year agreement.

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

Windmill Health Distribution Agreement

On June 28, 2019, the Company entered into a distribution agreement with Windmill Health Products, LLC (“Windmill Health”), a New Jersey based distributor, with the intention of increasing and accelerating market penetration of the Company’s Tauri-GumTM product line. Simultaneous with the Company’s entry into the Windmill Health agreement, Windmill Health placed an initial purchase order with us totaling $46,848, split evenly between packages of the Mint flavored and Blood-Orange flavored chewing gum product lines. The Company did not contribute any capital or issue any equity to Windmill Health in connection with the Windmill Health distribution agreement.

Food and Drug Administration

On May 31, 2019, the U. S. Food and Drug Administration (“FDA”) held public hearings to obtain scientific data and information about the safety, manufacturing, product quality, marketing, labeling, and sale of products containing cannabis or cannabis-derived compounds, including CBD. The hearing came approximately five months after the Agricultural Improvement Act of 2018 (more commonly known as the Farm Bill), went into effect and removed industrial hemp from the Schedule I prohibition under the Controlled Substances Act (CSA) (industrial hemp means cannabis plants and derivatives that contain no more than 0.3 percent tetrahydrocannabinol, or THC, on a dry weight basis).

Though the Farm Bill removed industrial hemp from the Schedule I list, the Farm Bill preserved the regulatory authority of the FDA over cannabis and cannabis-derived compounds used in food and pharmaceutical products under the Federal Food, Drug, and Cosmetic Act (FD&C Act) and section 351 of the Public Health Service Act. The FDA has been clear that it intends to use this authority to regulate cannabis and cannabis-derived products, including CBD, in the same manner as any other food or drug ingredient. In addition to holding the hearing, the agency had requested comments by July 2, 2019 regarding any health and safety risks of CBD use, and how products containing CBD are currently produced and marketed, which comment period was then extended by two weeks following July 2nd. See our Risk Factors for more information about these items.

The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding, success in developing and marketing its products and the level of competition. These risks and others are described in greater detail in the risk factors set forth in our annual report on 10-K for the year ended March 31, 2019, as supplemented by the risk factors set forth in Item 1A of Part II of this Form 10-Q.

2019 Increase in Authorized Shares

On July 26, 2019, the Company held a meeting of its board of directors. The matters voted on and approved at the meeting included an amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of the Company’s common stock, $0.00001 par value per share from 100,000,000 to 400,000,000 shares (the “Authorized Shares Increase”). In this regard, a Preliminary Proxy Statement which was filed with the Securities and Exchange Commission on July 29, 2019.

2018 Reverse Stock Split

On July 8, 2018, the Company implemented a Reverse Stock Split with a ratio of 1-for-75 (which became effective July 9, 2018). The par value and other terms of the common stock were not affected by the Reverse Stock Split. In addition, the amendment to the Company’s articles of incorporation that effected the Reverse Stock Split simultaneously reduced the number of authorized shares of Common Stock from 7,500,000,000 to 100,000,000.

All references set forth in this quarterly report to number of shares or per share data have been presented retroactively on a post reverse stock-split basis, including any common stock equivalents, have been retroactively adjusted in these condensed consolidated financial statements for all periods presented to reflect the 1-for-75 Reverse Stock Split.

See also the Risk Factors relating to any prospective changes to the Company’s articles of incorporation.

Cupuaçu Butter Lip Balm

On December 23, 2016, the Company entered into a non-exclusive, 12-month license agreement (the “License Agreement”) with Cleveland, Ohio based cosmetics products company Ice + Jam LLC (“Ice + Jam”) to market Ice + Jam’s proprietary cupuaçu butter lip balm, sold under the trademark HerMan® which launched during the quarter ended December 31, 2017.During February of 2018, the Company’s strategy with respect to the HerMan® product was negatively impacted by a series of product defects relating to the twisting mechanism of the lip balm tube. As a result of this and the concomitant halting of selling efforts, the Company had no sales of the HerMan® product during the three months ended June 30, 2019 or the year ended March 31, 2019. The Company has removed the product from the website and the remaining inventory was written off as it was determined that the units were not usable. The Company has discontinued this operation as of March 31, 2019. On April 1, 2019, the Company recognized a gain on the disposal of discontinued operations in the amount of $4,941.

Honeywood

Following the termination of a proposed 2014 merger between the Company and California-based Honeywood LLC (“Honeywood”), a developer of a topical medicinal cannabis product, on August 1, 2017, the Company entered into a Debt Conversion Agreement, whereby the Company agreed to convert an $170,000 note receivable due from Honeywood, including accrued interest into a 5% membership interest in Honeywood.

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

Pilus Energy

On January 28, 2014, the Company acquired Pilus Energy, LLC (“Pilus”), an Ohio limited liability company and a developer of alternative cleantech energy platforms using proprietary microbial solutions that create electricity while consuming polluting molecules from wastewater.

On December 22, 2016, the Company entered in a membership interest transfer agreement with Open Therapeutics whereby the Company sold 80% of its membership interest in Pilus back to Open Therapeutics for consideration of the termination of 80% of the unexercised portion of the warrants to purchase the Company’s common stock. Open Therapeutics agreed to pay to the Company 20% of the net profit generated Pilus Energy from its previous year’s earnings, if any. Through June 30, 2019, there has been no activity recorded by Open Therapeutics with respect to Pilus Energy.

On January 12, 2019, the Company and Open Therapeutics agreed to extinguish a $75,000 contingent liability, whereby Open Therapeutics was to receive the first $75,000 of net profit earned from the operations of Pilus Energy in exchange for a one-time issuance of 500,000 restricted shares of Company’s common stock. The shares were recorded at a value of $24,750 ($0.0495 per share).

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

As of June 30, 2019, Tauriga BDC has not installed any of these machines in any locations, and no revenue has been generated through the Blink contract.

Tauriga Sciences Limited

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

RESULTS OF OPERATIONS

Three months ended June 30, 2019 compared to the three months ended June 30, 2018

The results of operations included herein contain only those operations that are part of our continuing operations. For discussion regarding our past operations which have since been disposed of, please refer to our Annual Report.

Revenue

During March 2019, the Company began to realize sales of Tauri-GumTM with recognized gross revenue of $57,134. Revenues for the three months ended June 30, 2019 were $44,377. The Company’s sales came from online, distributors and wholesale clients. For the purposes of sales by sales channel segmentation, distributor sales include sales to customers that were distributors.

Sales of Tauri-GumTM by sales channel for the three months ended June 30,

	2019	2018
Distributors	$15,592	$-
Online	$2,447	-
Wholesale	$26,338	-
	$44,377	$-

As Tauri-GumTM sales were first recognized in March 2019, there was no revenue recognized during the three months ended June 30, 2018.

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

Commissions earned under this contract with Tauriga Biz Dev Corp. will be recorded as revenue when earned. Based on a binding agreement in place between BLINK and the referral provided by the Company, revenue will be recorded based on equipment value purchased or placed in service as well as the length of the contract. The Company is currently working towards its goal of generating potential revenue deriving from this Reseller Agreement with BLINK. For the three months ended June 30, 2019 and 2018, there has been no sales and no revenue generated from this product line.

Cost of Goods Sold

For the three months ended June 30, 2019, the Company had cost of goods sold in the amount of $29,418 as a result of sales of Tauri-GumTM to online customers, distributors and wholesale clients. For the purposes of cost of goods sold segmentation distributor cost of goods sold includes sales to customers that were distributors.

Cost of Goods Sold by sales channel for Tauri-GumTM for the three months ended June 30, 2019 and 2018 were:

	2019	2018
Distributor	$11,340	$-
Online	$858	-
Wholesale	$17,220	-
	$29,418	$-

As Tauri-GumTM sales were first recognized in March 2019, there was no cost of goods sold recognized during the three months ended June 30, 2018.

Operating Expenses

Marketing and advertising expense

For the three months ended June 30, 2019, marketing and advertising expense from continuing operations was $130,548 compared to none for the same period in the prior year, respectively, due to a payment under a distribution agreement in the amount of $125,000.

Research and development

For the three months ended June 30, 2019, research and development expense was $3,852 compared to none for the same period in the prior year. The current year increased expense was due to the Tauri-GumTM increased spending on product design.

General and Administrative Expense

For the three months ended June 30, 2019 and 2018, general and administrative expenses were $628,841 and $222,038, respectively. This increase of $406,803 was primarily attributable to $332,501 increase in stock based compensation and $45,417 of increased consulting expense.

Depreciation and amortization

For the three months ended June 30, 2019 and 2018, depreciation and amortization expense was $232 an $259, respectively. Depreciation expense decrease of $27 was due to depreciation expense on old computer equipment was slightly higher than its replacement.

Interest Expense

For the three months ended June 30, 2019 and 2018, interest expense was $121,814 and $23,496, respectively. Interest expense increase of $98,318 was due to an increase in interest carry cost of $8,046 due to a much higher debt level as well as increased debt discount amortization of $106,647 offset by a prepayment penalty on a convertible note in the amount of $16,657.

Net Income (Loss)

The Company generated a net loss from continuing operations of $657,564 for the three months ended June 30, 2019 compared net income of $166,788 during the three months ended June 30, 2018. This difference was largely due to a gain on the sale of trading securities in the amount of $340,020 ad well as lower general and administrative expense in the amount of $406,803 as well as lower interest expense of $98,318.

Liquidity and Capital Resources

At June 30, 2019, we had cash of $15,247 and $444,785 of securities compared to March 31, 2019 of $385,943 and $350,400 of trading securities. We have historically met our cash needs through a combination of proceeds from private placements of our securities, loans and convertible notes. Our cash requirements are generally for purchases of inventory as well as selling, general and administrative activities. We believe that our cash balance is not sufficient to finance our cash requirements for expected operational activities, capital improvements, and partial repayment of debt through the next 12 months.

For operating activities, we used cash of $475,296 for the three months ended June 30, 2019 compared to $16,118 cash provided during the three months ended June 30, 2018. The principal elements of cash flow from operations for the three months ended June 30, 2019 were $375,720 common stock issued and issuable for services (including stock based compensation), offset by an increase in inventory $127,734 and an unrealized gain on trading securities in the amount of $94,385.

During the three months ended June 30, 2018, principal elements of cash flow from operations were realized and unrealized gains on the sale of marketable securities of $339,810 and $78,170, respectively, offset by purchases of trading securities in the amount of $128,983,stock-based compensation expense of $43,221 and net income of $166,788, and a reduction in accrued expense (including interest) in the amount of $54,264.

Cash used in investing activities during the three months ended June 30, 2019 and 2018 was $20,400 and $17,917, respectively. During 2019, the Company invested $20,400 in a private Company. During 2018, the Company purchased equipment for $10,086 as well as purchased digital currency in the amount of $7,831.

Cash provided by in financing activities during the three months ended June 30, 2019 and 2018 was $125,000 and $25,000, respectively. During 2019, the Company had proceeds from the sale of common stock in the amount of $15,000 and $110,000 proceeds from notes payable. During 2018, the Company had $25,000 proceeds from notes payable.

As of June 30, 2019, current assets exceeded our current liabilities by $499,657 compared to $490,436 at March 31, 2019. During 2019, the Company’s decrease in net assets was commensurate to the decrease in current liabilities. At June 30, 2019, current assets were $805,241 compared to $947,816. The Company’s current assets decrease was largely due to a decrease in the cash balance decreased by $370,696 offset by an increase in inventory of $127,734 and an increase in trading securities $94,385. At June 30, 2019, current liabilities were $305,584 compared to $457,380 at March 31, 2019. The Company’s decrease in current liabilities was mainly due to a decrease in the liability to issue stock of $172,500.

Going Concern

During the fourth quarter of the year ended March 31, 2019, the Company began sales and marketing efforts for its Mint flavored Tauri-GumTM product. During the three months ended March 31, 2019, the Company recognized sales of $57,134 and recognized a gross profit of $20,006, which has continued into the first fiscal quarter ended June 30, 2019 where the Company recognized revenue of $44,377 and a gross profit of $14,959. During the first quarter of fiscal year 2020, the Company has entered into multiple distribution agreements and has engaged an independent contractor to act as Vice President of Distribution and Marketing. Although the Company’s working capital surplus of $499,657 at June 30, 2019 has remained consistent in the past year, the Company still believes that there is uncertainty with respect to continuing as a going concern.

On July 1, 2019, months after the NYC Department of Heath announced a ban on cannabidiol in foods and beverages (mainly focused on restaurants and baked goods), the updated New York City Health Code now includes an embargoing of CBD-infused Edible(s) Products (including packaged products). The Company is hopeful that the FDA as well as the New York City Council will implement regulations surrounding the CBD industry in a logical and prompt manner. The FDA’s uncertainty surrounding CBD was the initial cause of the New York City ban, and we believe further clarification from the FDA supporting its safety and regulating its labeling will also offer a clearer pathway to the New York City CBD market. The Company is very well positioned in this argument and has taken a conservative approach towards its products, including, for example, ensuring that its product manufacturer periodically tests for compliance with the Agricultural Improvement Act of 2018, such as utilizing CBD oils from hemp plants and that it contains 0% THC content. The Company remains confident that this embargo on CBD Edible(s) products will be lifted and/or clarified. As a result of this embargo, the Company has taken the necessary steps to ensure that their marketing efforts are focused on areas outside of New York City, while still maintaining their New York City (the 5 Boroughs) presence.

The Company, in the short term, intends to continue funding its operations either through cash-on-hand or through financing alternatives. Management’s plans with respect to this include raising capital through equity markets to fund future operations, as well as the possible sale of its remaining marketable securities (which had a market value of $444,785 at June 30, 2019). In the event the Company cannot raise additional capital to fund and/or expand operations or fails to raise adequate capital and generate adequate sales revenues, it could result in the Company having to curtail or cease operations. Currently, the Company has a limited amount of shares of common stock available to issue under its articles of incorporation and has initiated the process of increasing the authorized stock.

Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues in the short term, there can be no assurances that the revenues will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations to achieve profitability thereby eliminating its reliance on alternative sources of funding. Although management believes that the Company is in a stronger position than it has been in in several years, there is still no guarantee that profitable operations with sufficient cashflow to sustain operations can or will be achieved without the need of alternative financing, which is limited. These matters still raise significant doubt about the Company’s ability to continue as a going concern as determined by management. The Company believes that there is uncertainty with respect to continuing as a going concern until the operating business can achieve more than nominal sales and profitable operations and sustain cash flow to operate the Company for a period of twelve months. In the event the Company does need to raise additional capital to fund operations or engage in a transaction, failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations. Even if the Company does raise sufficient capital to support its operating expenses, acquire new license agreements or ownership interests in life science companies and generate adequate revenues, or the agreements entered into recently are unsuccessful, there can be no assurances that the revenues will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern as determined by management. However, the accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Contractual Obligations

On December 1, 2017, the Company relocated its corporate headquarters from Danbury, Connecticut to New York, New York, and entered into a two-year lease for its New York City location at $1,010 per month for the term of the lease.

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

Off-Balance Sheet Arrangements

As of June 30, 2019, the Company had one off-balance sheet arrangement as defined in Item 303(a)(4) of Regulation S-K.

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

On August 12, 2019, ADAR ALEF, LLC funded this note, satisfying the note receivable and eliminating any further off-balance sheet arrangements. The Company will record this note in notes payable on it condensed consolidated balance sheet.

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

Currently, management does not have the resources nor will it in the near to mid-term future to accomplish all of these goals.

The additional hiring is contingent upon the Company’s efforts to obtain additional funding through equity or debt and the results of its operations, however, has added consultants to assist in the remediation of the weaknesses identified. Management expects to secure funds in the coming fiscal year but provides no assurances that it will be able to do so.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of August 13, 2019, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

ITEM 1A. RISK FACTORS.

Investing in our common stock is subject to a number of risks and uncertainties. You should carefully consider the risk factors described under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2019, in other reports we file with the SEC, and as set forth in certain updated or additional risk factor below.

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

Under the 2018 Farm Bill, the U.S. Food and Drug Administration (FDA) has been given the authority to regulate CBD when incorporated into a food, drug, or cosmetic substance. Immediately following the passage of the 2018 Farm Bill, the FDA signaled its intent to use this power. The FDA sought public comments through July 16, 2019 and has not issued any guidance, rules, or regulations regarding the use of CBD in foods, drugs, or cosmetics since closing the comment period. Because our product is included in food, FDA rules and regulations limiting our ability to source, manufacture, and sell the product, or limiting the consumer’s ability to purchase and use the produce, could severely impact our revenues and profits.

New York City has implemented an embargo on food and beverage CBD products.

On July 1, 2019, months after the NYC Department of Heath announced a ban on cannabidiol in foods and beverages (mainly focused on restaurants and baked goods), the updated New York City Health Code now includes an embargoing of CBD-infused Edible(s) Products (including packaged products). The Company is hopeful that the FDA as well as the New York City Council will implement regulations surrounding the CBD industry in a logical and prompt manner. The FDA’s uncertainty surrounding CBD was the initial cause of the New York City ban, and we believe further clarification from the FDA supporting its safety and regulating its labeling will also offer a clearer pathway to the New York City CBD market. The Company is very well positioned in this argument and has taken a conservative approach towards its products, including, for example, ensuring that its product manufacturer periodically tests for compliance with the Agricultural Improvement Act of 2018, such as utilizing CBD oils from hemp plants and that it contains 0% THC content. The Company remains confident that this embargo on CBD Edible(s) products will be lifted and/or clarified. As a result of this embargo, the Company has taken the necessary steps to ensure that their marketing efforts are focused on areas outside of New York City, while still maintaining their New York City (the 5 Boroughs) presence.

Variations in state and local regulation, and enforcement in states that have legalized cannabis, may restrict cannabis-related activities, which may negatively impact our revenues and prospective profits.

Individual state and local laws do not always conform to the federal standard or to other states’ laws. States and local governmental entities that have decriminalized marijuana have created legal regimes, structures, and rules related to the use, cultivation, manufacture, distribution, transportation, and sale of medical cannabis and related products. These legal regimes often require companies to apply for and be awarded a license in order to operate a cannabis business operation. We plan to operate our cannabis business as a white label operation, however, if we are deemed to be operating our business without a required license this could impact our ability to maintain this business or subject us to significant penalties, fees, fines, or other financial consequences. If our partners lose their license this could also significantly impact our revenues as a result of lost profits while we sought out new partners or waiting for current partners to become compliant.

State and local laws and regulations are also still in flux as states and local agencies figure out how best to regulate new products. State and local laws may change in unexpected ways that could result in our partners losing their license, us or our partners being forced to change our or their products or services, or raise prices, all of which could impact our revenues and prospective profits.

State or local laws may prohibit white labeling, which would force us to abandon our current business strategy with regard to our CBD products or rework our current relationships with our partners, which would significantly impact our revenues and prospective profits.

Laws regarding the transportation of Cannabis may change

Transportation of cannabis or cannabis containing products is governed by both state and federal law. The interaction between these two legal regimes creates legal and practice difficulties in getting products to market. Changes in state law related to the transportation of cannabis may significantly impact our ability to get products to market or may raise the cost of doing so, which would impact our revenue and potential profits. Both state and federal law make it illegal to transport cannabis products across state lines. Any accidental or intentional transportation of our products across state lines could, therefore, result in significant consequences including loss of a state issues license or permit, financial penalties, seizure of our products, and prosecution for the illegal transportation of a Schedule I substance. These consequences may impact our revenues, potential profits, or ability to continue operating in this line of business.

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

As a result of our December 13, 2017 purchase of shares of Vistagen Therapeutics Inc. (NASDAQ: VTGN), and the subsequent investments the Company has made in public and privately held companies in the subsequent period, the investment securities presently held by us exceeds 40% of our total assets, exclusive of cash items and, accordingly, we are currently an inadvertent investment company. As of June 30, 2019 the Company holds common stock in two companies and warrants exercisable for common stock in two companies. An inadvertent investment company can avoid being classified as an investment company if it can rely on one of the exclusions under the 1940 Act. One such exclusion, Rule 3a-2 under the 1940 Act, allows an inadvertent investment company a grace period of one year from the earlier of (a) the date on which an issuer owns securities and/or cash having a value exceeding 50% of the issuer’s total assets on either a consolidated or unconsolidated basis and (b) the date on which an issuer owns or proposes to acquire investment securities having a value exceeding 40% of the value of such issuer’s total assets (exclusive of government securities and cash items) on an unconsolidated basis. We have taken actions to cause the investment securities held by us to be less than 40% of our total assets, and will continue to evaluate other feasible actions towards this end, which may include acquiring assets with our cash on hand, consummating a significant merger/acquisition transaction, or liquidating our investment securities. We also may seek a no-action letter from the SEC if we are unable to acquire sufficient non-securities assets or liquidate sufficient investment securities in a timely manner.

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

We may need to increase our authorized shares of common stock under our articles of incorporation

We have started the process to amend our articles of incorporation to increase the number of shares of common stock that we are authorized to issue, reserve or otherwise offer by the filing of a preliminary proxy statement with the Securities and Exchange Commission. Such an amendment to our articles of incorporation will require that the Company hold a meeting of its stockholders, reach quorum at such meeting (either in person or by proxy), which, under applicable Florida statute, in part requires the vote of a minimum of 50% plus one of our issued and outstanding shares of common stock as of the record date set for such stockholder meeting, the approval of a majority of the stockholders eligible to cast a vote at such stockholder meeting, and the satisfaction of such other rules and regulations for noticing and holding such a stockholder meeting under the Florida Business Corporation Act, pursuant to Regulation 14A of the SEC, and such other applicable rules and regulations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During May and June 2019, the Company issued additional shares of common stock as follows: (i) 1,450,000 shares under distribution agreements ; (ii) 888,308 shares for conversion of debt; (iii) 250,000 shares issued to Vice President of Distribution and Marketing; (iv) 1,000,000 shares issued for services rendered; (v) 750,000 shares for debt commitment and (vi) 714,286 shares under stock purchase agreements in consideration for $45,000 (average of $0.063 per share) to accredited investors that are unrelated third parties.

During the three months ended June 30, 2019 and subsequently (up to this report date), the Company issued 1,450,000 shares under distribution agreements. Under our North Eastern United States Distribution Agreement (SKL Agreement) the Company issued one-time issuance of an aggregate of 1,000,000 restricted common shares the Company’s stock, which are subject to the customary resale and transfer restrictions imposed under the rules and regulations of the Securities and Exchange Commission. The restricted equity issuance to SKL was issued in accordance with the following schedule: (i) to Mr. Mahesh Lekkala, 500,000 restricted shares the Company’s common stock within ten (10) business days of April 30, 2019; and (ii) to SKL, 500,000, which were permitted to be immediately allocated by SKL to persons within its organization and, as such, (a) 250,000 of such shares shall be issued to SKL within ten (10) business days of April 30, 2019, and the additional issuance of (b) 250,000 of such shares shall be issued to SKL within ten (10) business days of August 1, 2019. Other than the payment terms for Tauri-GumTM product purchased and distributed under the terms of the Agreement, there is no additional cash payment currently due or owing by the Company thereunder. The value of the shares is reflected as stock-based compensation with a grant date of April 30, 2019. All but 250,000 shares are expensed on this date, with those 250,000 shares valued over the term of the one-year agreement. The Company issued 450,000 shares pursuant to the South Florida Region Distribution Agreement (IRM Distribution Agreement). Under this agreement, the Company will work closely with IRM to promote Tauri-GumTM. Under the agreement IRM received restricted common stock and a cash stipend of $10,000. As of the date of this report, only $2,000 of the $10,000 cash stipend has been paid. The value of the restricted shares will be reflected in stock-based compensation based on the grant date of April 8, 2019.

On April 1, 2019, the Company entered into a comprehensive distribution agreement with E&M to establish Tauri-GumTM in the marketplace. The Company has supported the Tauri-GumTM commercial launch with substantial levels of both financial resources and marketing support. The Company has agreed to issue a one-time issuance of 1,000,000 restricted shares of the Company’s common stock, and to tender a one-time cash payment of $125,000 to E&M. This $125,000 cash component was paid in full to E&M on April 1, 2019, and the value of the shares is reflected in stock-based compensation based on the grant date of April 1, 2019. The Company is awaiting issuance instructions from E&M to issue the shares.

During the three months ended June 30, 2019, the Company issued 888,308 shares for conversion of debt in the amount of $40,000 as well as accrued interest in the amount of $1,964 ($0.04725). On June 7, 2019, GS Capital Partners, LLC converted $40,000 of principal and $1,973 of accrued interest into 888,308 shares of common stock pursuant to an October 25, 2018, one-year $180,000 convertible note bearing 8% interest.

During the three months ended June 30, 2019, the Company issued 250,000 shares issued to Vice President of Distribution and Marketing. On May 11, 2019, the Company entered into a sub-agreement pursuant to the SKL distribution agreement whereby Ms. Neelima Lekkala was appointed Vice President of Distribution & Marketing. This contract has a one-year term and is and may be extended based upon mutual agreement. Ms. Lekkala shall focus her efforts on the expansion of Tauri-GumTM as well as revenue growth, acquisition of new customers, establishment of professional marketing materials & protocols, logistics improvement(s) and fulfillment services. Ms. Lekkala is deeded a non-affiliate and does not carry any type of fiduciary liability. Ms. Lekkala’s compensation includes 250,000 shares of the Company’s restricted common stock deemed fully earned and vested upon the execution of her consulting agreement. These shares were issued May 20, 2019, having a value of $18,275 based on the closing price of the Company’s stock on that day ($0.0731 per share). Additionally, Ms. Lekkala will receive a 30% commission on total gross sales through the sale of the Tauri-GumTM product line which can be paid in either stock or cash at the election of Ms. Lekkala.

During the three months ended June 30, 2019, the Company issued 1,000,000 shares issued for services rendered to one consultant. This consultant integral part of the launch of Tauri-GumTM through coordination efforts and introductions to parties necessary to the ongoing success of our product.

During the three months ended June 30, 2019, the Company issued 750,000 shares for debt commitment in the amount of $142,500 ($0.19 per share) pursuant to the March 14, 2019,12-month $300,000 principal face value 8.0% convertible debenture with GS Capital Partners, LLC, with a maturity date of March 13, 2020. The GS Capital Note carries $20,000 original issue discount (OID) and, as such, the initial net proceeds to the Company was $280,000. The Holder is entitled, at its option, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company’s common stock at a price for each share of Common Stock equal to 68% of the lowest daily VWAP of the Common Stock as reported on the National Quotations Bureau OTC Markets exchange for the fifteen (15) prior trading days. Due to the discount to market conversion, a beneficial conversion feature was recorded on this note as a discount to the note in the amount of the full face value of the note which will be amortized over the life of the note. This amortization will be reflected as interest cost ratably over the term of the note. The GS Capital Note may be redeemed by the Company during the first six months from execution, as follows: (i) if the redemption is within the first 90 days, then for an amount equal to 120% of the unpaid principal amount, with any accrued interest; (ii) if the redemption is after the 91st day, but less than the 180th day, then for an amount equal to 133% of the unpaid principal amount, with any accrued interest. The GS Capital Note may not be redeemed after 180 days from the date of execution. At June 30, 2019, this note had accrued interest of $8,219. Also, in conjunction with this note, the 213,334 five-year cashless warrants, associated with the June 27, 2017, $80,000 5% one-year note were fully cancelled.

As previously reported, on Form 8-K, filed on April 12, 2019, during late February of 2019, the Company commenced a strategic private placement, the primary purpose of which was intended finance the following operational matters related to our Tauri-Gum™ product: increasing production of our product inventory, funding of research & development initiatives, entering into distribution agreements, augmenting our digital artwork and graphic design projects, formulating a special miniaturized airport version of Tauri-Gum™, and for general corporate and working capital purposes. On April 12, 2019, the Company executed a Securities Purchase Agreement (the private placement “SPA”) with a number of individual and institutional “accredited investors” (within the meaning of Rule 501 of Regulation D under the Securities Act of 1933, as amended, the “Act”) to consummate the private placement resulting in aggregate gross proceeds to the Company of $335,200. A number of the investors include an owner of a Northeastern supermarket chain, as well as executives in the food distribution and medical practice management networks. Pursuant to the terms of the SPA, the Company was contractually obligated to issue 4,366,667 shares of its restricted common stock pursuant to Regulation D of the Act. No warrants were offered or issued in connection with this above-referenced private placement. While the Company had been offered greater aggregate gross proceeds on the same foregoing terms, it determined to accept only the private placement capital noted above, being mindful of dilution and maintaining shareholder value through the execution of its business plan and initiatives. The revised number of shares that were issued during the year ended March 31, 2019 was 4,686,667 for proceeds of $218,200.

Additionally, under the SPA, during the three months ended June 30, 2019, the Company also issued 714,286 shares of restricted stock in consideration for $45,000 (average of $0.063 per share) to accredited investors that are unrelated third parties. The funds were also used for inventory and the start up of Tauri-Gum™, and for general corporate and working capital purposes.

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

On July 22, 2019, the Company and Jefferson Street Capital, LLC (“Jefferson Street”) consummated entry into a Securities Purchase Agreement where the Company will borrow $55,000 at 10% annual interest under a term of nine-months in the form of a convertible note. The note is convertible into restricted stock of the Company. In connection with this agreement, the Company issued 250,000 commitment shares having a value of $10,500 ($0.042 per share) which will be reflected as interest expense in the Company’s condensed consolidated statement of operations during the three months ended September 30, 2019. The restricted stock was valued at the closing price on July 22, 2019. Legal fees of $2,000 will be deducted from cash proceeds of the note payable to investor’s counsel, and there is a $5,000 original issue discount recognized. The Company received cash proceeds of $48,000. Under the note, the Company is required initially to reserve 1,000,000 shares of its common stock, and thereafter to increase the reserve up to 15,000,000 shares upon the increase in the Company’s authorized common shares that was approved by the Board of Directors on July 26, 2019, but up to six times the number of shares required for a full conversion. The Company has 75 days from the date of this note to have this increased effectuated. The noteholder may, at any time, at its option, convert all or any amount of the principal face amount of the note then outstanding into shares of the Company’s common stock at a conversion price for each share of Common Stock equal to 65% of the lowest volume weighted average price for the Company’s common stock during the previous fifteen trading day period as reported on the National Quotations Bureau OTC Markets exchange which the Company’s shares are traded or any exchange upon which the Common Stock may be traded in the future, including the day upon which a notice of conversion is received by the Company. If the Company fails to maintain the share reserve at the required amounts, post the proxy period as defined in the agreement then that will be considered an Event of Default. This note contains a provision where if the Company shall have defaulted on or breached any term of any other note of similar debt instrument into which the Company has entered and failed to cure such default within the appropriate grace period they would be considered in default of this note.

During the first 180 days, the Company may prepay the principal amount of this note and accrued interest thereon, with a premium as follows: (a) 120% of the prepayment penalty for redemptions in the first 90 days after the note issuance; and (b) 133% of the prepayment amount if such prepayment was made at any time from (91 days after the issuance date until 180 days after the issuance date). The note is not able to be prepaid after 180 days after the issuance date.

Upon an event of default (as defined and described in the note), among other default penalties, the Company shall pay the Default Amount (as defined in the agreement) as well as incur annual interest at a default interest rate of 24% per annum.

In consideration of Jefferson Street loaning the Company the proceeds under this note, the Chief Executive Officer has personally guaranteed the prompt, full and complete payment of the outstanding principal amount, accrued and unpaid interest, default interest (if any) and applicable fees (if any), owing by the Company under the note. This personal guaranty will remain in effect until such time that the Company can reserve at least six times the amount of common shares issuable upon full conversion of the note. The Company anticipates this to occur upon the effectiveness of the increase in the Company’s authorized shares within the 75 days from the date of the note as indicated in the agreement.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable

ITEM 5. OTHER INFORMATION.

On July 22, 2019, the Company and Jefferson Street Capital, LLC (“Jefferson Street”) consummated entry into a Securities Purchase Agreement where the Company has borrowed $55,000 ($50,000 with original issuance discount reflected) at 10% annual interest under a term of nine-months in the form of a convertible note. The note is convertible into restricted stock of the Company. In connection with this agreement, the Company issued 250,000 commitment shares having a value of $10,500 ($0.042 per share, the closing price of our common stock on the day preceding the note which will be reflected as interest expense in the Company’s condensed consolidated statement of operations during the three months ended September 30, 2019. The restricted stock was valued at the closing price on July 22, 2019. Legal fees of $2,000 were deducted from cash proceeds of the note payable to investor’s counsel, and a $5,000 original issue discount recognized. The Company received cash proceeds of $48,000 at closing. Under the Jefferson Street note, the Company is required initially to reserve 1,000,000 shares of its common stock, and thereafter to increase the reserve up to 15,000,000 shares upon the increase in the Company’s authorized common shares (per a charter amendment via shareholder meeting and approval as approved by the Board of Directors on July 26, 2019), but up to six times the number of shares required for a full conversion. The Company has 75 days from the date of this note to have this increased effectuated. The noteholder may, at any time, at its option, convert all or any amount of the principal face amount of the note then outstanding into shares of the Company’s common stock at a conversion price for each share of Common Stock equal to 65% of the lowest volume weighted average price for the Company’s common stock during the previous fifteen trading day period as reported on the National Quotations Bureau OTC Markets exchange which the Company’s shares are traded or any exchange upon which the Common Stock may be traded in the future, including the day upon which a notice of conversion is received by the Company. If the Company fails to maintain the share reserve at the required amounts, or to attain shareholder approval within 75 days of July 22, 2019, this will be considered an Event of Default (among other default provisions contained in the Jefferson Capital note). This note contains a provision where if the Company shall have defaulted on or breached any term of any other note of similar debt instrument into which the Company has entered and failed to cure such default within the appropriate grace period they would be considered in default of this note, and may trigger a cross default of the Company’s other outstanding convertible debt agreements; however, the Company maintains the option to repay the note in cash within the first 180 days beginning on July 22, 2019 to avoid such default provision triggering event, as more fully described below.

During the first 180 days, the Company may prepay the principal amount of this note and accrued interest thereon, with a premium as follows: (a) 120% of the prepayment penalty for redemptions in the first 90 days after the note issuance; and (b) 133% of the prepayment amount if such prepayment was made at any time from (91 days after the issuance date until 180 days after the issuance date). The note is not able to be prepaid after 180 days after the issuance date.

Upon an event of default (as defined and described in the note), among other default penalties, the Company shall pay the Default Amount (as defined in the agreement) as well as incur annual interest at a default interest rate of 24% per annum.

In consideration of Jefferson Street loaning the Company the proceeds under this note, the Chief Executive Officer has personally guaranteed the prompt, full and complete payment of the outstanding principal amount, accrued and unpaid interest, default interest (if any) and applicable fees (if any), owing by the Company under the note. This personal guaranty will remain in effect until such time that the Company can reserve at least six times the amount of common shares issuable upon full conversion of the note. The Company anticipates this to occur upon the effectiveness of the increase in the Company’s authorized shares within the 75 days from the date of the note as indicated in the agreement.

ITEM 6. EXHIBITS.

Exhibit 10.1	GS Capital Partners, LLC Securities Purchase Agreement dated June 21, 2019 (filed on form 10-K on June 29, 2019)

Exhibit 10.2	GS Capital Partners, LLC Securities Purchase Agreement dated May 23, 2019 (filed on form 10-K on June 29, 2019)

Exhibit 10.3	GS Capital, LLC Convertible note dated May 23, 2019 for $60,000 (filed on form 10-K on June 29, 2019)

Exhibit 10.4	GS Capital Partners, LLC Convertible note dated June 21, 2019 for $60,000 (filed on form 10-K on June 29, 2019)

Exhibit 10.5	Jefferson St. Capital LLC Securities Purchase Agreement note dated July 22, 2019 for $55,000 (filed herewith)

Exhibit 10.6	Jefferson St. Capital, LLC Convertible note dated July 22, 2019 for $55,000 (filed herewith)

Exhibit 10.7	Distribution Agreement between the Company and E&M Ice Cream Co., dated April 1, 2019 (filed on current report 8-K on April 15, 2019)

Exhibit 10.8	Distribution Agreement between the Company and IRM Management Corporation, dated April 8, 2019 (filed on current report 8-K on April 15, 2019)

Exhibit 10.9	Securities Purchase Agreement (Form of Private Placement), dated April 12, 2019 (filed on current report 8-K on April 15, 2019)

Exhibit 10.10	Distribution Agreement between the Company and Windmill Health, dated June 28, 2019 (filed on current report 8-K on July 5, 2019)

Exhibit 10.11	Changes in Registrant’s Certifying Accountant (filed on current report 8-K on July 18, 2019)

Exhibit 10.12	Agreement with Vice President of Distribution & Marketing date May 11, 2019 (filed herewith)

Exhibit 10.13	Back-end 8% note having a face-value of $55,000 with ADAR ALEF, LLC due December 20, 2019 funded on August 12, 2019 (filed on form 10-Q on January 29, 2019)

Exhibit 31.1	Certification of Chief Executive Officer of Tauriga Sciences, Inc. Required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Principal Accounting Officer of Tauriga Sciences, Inc. Required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Principal Executive Officer of Tauriga Sciences, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63

Exhibit 32.2	Certification of Principal Accounting Officer of Tauriga Sciences, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63

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

TAURIGA SCIENCES, INC.
(Registrant)

Date: August 13, 2019	By:	/s/ Seth M. Shaw
Seth M. Shaw
Chief Executive Officer

	By:	/s/ Kevin P. Lacey
Kevin P. Lacey
Chief Financial Officer

