Form 10-Q
period 2019-09-30
TAURIGA SCIENCES, INC.
filed 2019-11-12
CIK 1142790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of November 12, 2019, the registrant had 80,197,841shares of its Common Stock, $0.00001 par value, outstanding.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	TAUG	OTCQB

TABLE OF CONTENTS

		Pages

PART I. FINANCIAL STATEMENTS

Item 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:	F-1

	Condensed Consolidated Balance Sheets as of September 30, 2019 and March 31, 2019 (unaudited)	F-1

	Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2019 and 2018 (unaudited)	F-2

	Condensed Consolidated Statements of Changes in Stockholders’ Deficit for the six months ended September 30, 2019 and year ended March 31, 2019 (unaudited)	F-3

	Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2019 and 2018 (unaudited)	F-4

	Notes to Condensed Consolidated Financial Statements (unaudited)	F-5

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	3

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK	20

Item 4.	CONTROLS AND PROCEDURES	20

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS	22

Item 1A.	RISK FACTORS	22

Item 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS	28

Item 3.	DEFAULTS UPON SENIOR SECURITIES	34

Item 4.	MINE SAFETY DISCLOSURES	34

Item 5.	OTHER INFORMATION	34

Item 6.	EXHIBITS	34

2

PART I. FINANCIAL STATEMENTS

TAURIGA SCIENCES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN US$)

	September 30, 2019	March 31, 2019
	(UNAUDITED)
ASSETS
Current assets:
Cash	$30,010	$385,943
Assets from discontinued operations	-	581
Accounts receivable	72,334	-
Investment - trading securities	246,100	350,400
Investment - other	92,900	72,500
Inventory asset	125,496	10,872
Prepaid expenses and other current assets	50,791	127,520
Total current assets	617,631	947,816

Lease right of use asset	29,026	-
Property and equipment, net	12,546	13,010

Total assets	$659,203	$960,826

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Notes payable, net of discounts	$309,238	$213,875
Accounts payable	39,068	34,703
Accrued interest	19,963	30,780
Accrued expenses	34,192	-
Liabilities from discontinued operations	-	5,522
Liability for common stock to be issued	-	172,500
Lease liability - current portion	13,202	-
Total current liabilities	415,663	457,380

Lease liability - net of current portion	15,960	-

Total liabilities	431,623	457,380

Stockholders’ equity (deficit):
Common stock, par value $0.00001; 400,000,000 shares authorized, 78,949,634 and 68,123,326 outstanding at September 30, 2019 and March 31, 2019, respectively	789	681
Additional paid-in capital	56,995,167	55,991,704
Accumulated deficit	(56,768,376)	(55,488,939)
Total stockholders’ equity (deficit)	227,580	503,446

	$659,203	$960,826

The accompanying notes are an integral part of the condensed consolidated financial statements.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN US$)

(UNAIDITED)

	For the Three Months		For the six months
	ended September 30,		ended September 30,
	2019	2018	2019	2018

Revenues	$69,723	$-	$114,100	$-
Cost of goods sold	61,481	-	90,899	-

Gross profit	8,242	-	23,201	-

Operating expenses
Marketing and advertising	4,129	-	134,677	-
Research and development	-	-	3,852	-
General and administrative	291,920	296,273	920,763	518,311
Depreciation and amortization expense	232	259	464	518
Total operating expenses	296,281	296,532	1,059,756	518,829

Loss from operations	(296,281)	(296,532)	(1,036,555)	(518,829)

Other income (expense)
Interest expense	(174,742)	(2,570)	(296,556)	(26,066)
Unrealized gain (loss) on trading securities	(168,686)	143,215	(74,301)	221,385
Gain on the extinguishment of debt	(1)	-	113,466	-
Gain on disposal of discontinued operations	-	-	4,941	-
Loss on exchange from bitcoin	-	(2,737)	-	(2,737)
Unrealized loss on digital currency	-	2,467	-	(3,142)
Gain (loss) on sale of trading securities	10,000	(109,395)	10,000	230,625
Foreign exchange	-	-	(29)	-
Total other income (expense)	(333,429)	30,980	(242,479)	420,065

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES AND LOSS FROM DISCONTINUED OPERATIONS	(629,710)	(265,552)	(1,279,034)	(98,764)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	-	-	-	-

Net income (loss)	(629,710)	(265,552)	(1,279,034)	(98,764)

Net income (loss) attributable to non-controlling interest	-	-	-	-
Net income (loss) attributable to controlling interest	(629,710)	(265,552)	(1,279,034)	(98,764)

Net income (loss) attributable to common shareholders	$(629,710)	$(265,552)	$(1,279,034)	$(98,764)
Income (loss) per share - basic and diluted - Continuing operations	$(0.011)	$(0.005)	$(0.023)	$(0.002)
Income (loss) per share - basic and diluted - Discontinuing operations	-	-	$-	$-
Weighted average number of shares outstanding - basic	56,149,252	54,380,230	55,767,119	54,023,440

Income (loss) per share - fully diluted	$(0.011)	$(0.005)	$(0.023)	$(0.002)
Weighted average number of shares outstanding - fully diluted	56,149,252	52,363,608	55,767,119	59,359,187

The accompanying notes are an integral part of the condensed consolidated financial statements.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019 AND THE YEAR ENDED MARCH 31, 2019

(UNAUDITED)

					Accumulated
	Number of		Additional paid-in	Accumulated	other comprehensive	Non-Controlling	Total stockholders’
	shares	Amount	capital	deficit	income (loss)	Interest	deficit

Balance at March 31, 2018	52,264,476	523	54,680,382	(54,391,500)	8,042	(2,196)	295,251
Shares issued for note conversion at $0.002888 per share	1,985,754	20	57,319	-	-	-	57,339
Stock-based compensation vesting	-	-	43,221	-	-	-	43,221
Stock issued for services at $0.345 to $0.42	130,000	1	(1)	-	-	-	-
Reclassification of other comprehensive income to additional paid in capital	-	-	8,042	-	(8,042)	-	-
Net loss for the three months ended June 30, 2018	-	-	-	166,788	-		166,788

Balance at June 30, 2018	54,380,230	544	54,788,963	(54,224,712)	-	(2,196)	562,599

Stock-based compensation vesting	-	-	132,055	-	-	-	132,055
Net loss for the three months ended September 30, 2018	-	-	-	(265,552)	-		(265,552)

Balance at September 30, 2018	54,380,230	544	54,921,018	(54,490,264)	-	(2,196)	429,102

Shares issued for note conversion at $0.0245 per share	1,000,000	10	24,490	-	-	-	24,500
Stock-based compensation vesting	-	-	11,769	-	-	-	11,769
Stock issued for services at $0.0269	1,750,000	18	(18)	-	-	-	-
Net loss for the three months ended December 31, 2018	-	-	-	(377,982)	-		(377,982)

Balance at December 31, 2018	57,130,230	572	54,957,259	(54,868,246)	-	(2,196)	87,389

Issuance of shares via private placement at $0.02 to $0.06 per share	5,686,667	56	301,144	-	-	-	301,200
Issuances of commitment shares - debt financing at $0.042 per share	500,000	5	20,995	-	-	-	21,000
Shares issued for note conversion at $0.0357 to $0.0452 per share	2,960,762	30	118,849	-	-	-	118,879
Stock-based compensation vesting	-	-	109,660	-	-	-	109,660
Stock issued for services at $0.0495	1,250,000	12	(12)	-	-	-	-
Shares issued for settlement of contingent liability at $0.0405	500,000	5	74,995	-	-	-	75,000
Shares issued for settlement of debt at $0.2091	95,667	1	20,003	-	-	-	20,004
Recognition of benficial conversion feature of convertible notes	-	-	388,811	-	-	-	388,811
Non-controlling interest	-	-	-	-	-	2,196	2,196
Net loss for the year ended March 31, 2019	-	-	-	(620,693)	-		(620,693)

Balance at March 31, 2019	68,123,326	$681	$55,991,704	$(55,488,939)	$-	$-	$503,446
	-	-	-	-			-
Issuance of shares via private placement at $0.06 to $0.07 per share	714,286	7	44,993	-	-	-	45,000
Issuances of commitment shares - debt financing at $0.19 per share	750,000	8	142,492	-	-	-	142,500
Shares issued for note conversion at $0.04725 per share	888,308	9	41,964	-	-	-	41,973
Stock-based compensation vesting	-	-	375,718	-	-	-	375,718
Stock issued for services at $0.07 to $0.16	2,450,000	26	(26)	-	-	-	-
Recognition of benficial conversion feature of convertible notes	-	-	68,663	-	-	-	68,663
Cumulative affect of adoption of Lease standard ASC 842	-	-	-	(403)	-	-	(403)
Net loss for the three months ended June 30, 2019	-	-	-	(649,324)	-		(649,324)

Balance at June 30, 2019	72,925,920	$731	$56,665,508	$(56,138,666)	$-	$-	$527,573

Issuances of commitment shares - debt financing at $0.19 per share	250,000	3	10,497	-	-	-	10,500
Shares issued for note conversion at $0.04725 per share	5,523,714	55	127,612	-	-	-	127,667
Stock-based compensation vesting	-	-	36,811	-	-	-	36,811
Recognition of benficial conversion feature of convertible notes	-	-	154,739	-	-	-	154,739
Net loss for the three months ended September 30, 2019	-	-	-	(629,710)	-		(629,710)

Balance at September 30, 2019	-	$789	$56,995,167	$(56,768,376)	$-	$-	$227,580

The accompanying notes are an integral part of the condensed consolidated financial statements.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN US$)

(UNAUDITED)

	For the six months ended
	September 30,
	2019	2018

Cash flows from operating activities
Net income (loss)	$(1,279,034)	$(98,764)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization of original issue discount	22,387	4,295
Loss on sale of commodities	-	2,737
Non-cash lease operating lease expense	(267)	-
Unrealized loss on digital currency	-	3,142
Depreciation and amortization	464	518
Gain on extinguishment of debt	(113,468)	-
Amortization of debt discount	241,379	-
Common stock issued and issuable for services (including stock-based compensation)	412,530	175,276
Gain on disposal of discontinued operation	(4,941)	-
(Gain) loss on sale of trading securities	(10,000)	(230,625)
Unrealized gain on trading securities	74,300	(221,385)
(Increase) decrease in assets
Prepaid expenses	76,729	26,200
Inventory	(114,624)	-
Proceeds (purchase) of trading securities, net	40,000	354,413
Accounts receivable	(72,334)	-
Increase (decrease) in liabilities
Accounts payable	4,365	14,408
Accrued expenses	34,192	2,048
Accrued interest	22,290	2,239
Cash provided by (used in) operating activities	(655,533)	34,502

Cash flows from investing activities
Proceeds (purchase) of digital currency, net	-	16,177
Investment - other	(20,400)	(15,000)
Purchase of property and equipment	-	(10,086)
Cash provided by (used in) investing activities	(20,400)	(8,909)

Cash flows from financing activities
Repayment of principal on notes payable to individuals and companies	-	(50,000)
Proceeds from the sale of common stock (including to be issued)	15,000	-
Proceeds from notes payable to individuals and companies	305,000	25,000
Cash provided by (used in) financing activities	320,000	(25,000)
Net increase (decrease) in cash	(355,933)	593

Cash, beginning of period	385,943	12,291
Cash, end of period	$30,010	$12,884

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest Paid	$-	$19,503
Taxes Paid	$-	$-

NON CASH ITEMS
Recognition of lease liability and right of use asset at inception	$12,066	$-
Recognition of lease liability and right of use asset lease modification	$23,177	$-
Conversion of notes payable and accrued interest for common stock	$169,639	$57,339
Original issue discount on notes payable and debentures	$10,000	$-
Recognition of debt discount	$223,402	$-
Reclassification of other comprehensive income to additional paid in capital	$-	$8,042

The accompanying notes are an integral part of the condensed consolidated financial statements.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

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

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

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

The Company gum formulation includes distinctive features: allergen free, gluten free, vegan, kosher (K-Star certification), and incorporates a proprietary manufacturing process. See our “Risk Factors” contained in the March 31, 2019 Annual Report, including with respect, but not limited, to Federal laws and regulations that govern CBD and cannabis.

The Company E-commerce website is www.taurigum.com. The Company has also secured storage space near its New York City headquarters.

During the second quarter of fiscal year 2020, the Company received the first production batch of Blood Orange flavored Tauri-GumTM. The Company also began production of their Pomegranate flavored Tauri-GumTM in the third fiscal quarter of fiscal year 2020, which will be in addition to their mint and blood orange flavored products.

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

Tauri-GumTM Distribution Agreements

E&M Ice Cream Company

On April 1, 2019, the Company entered into a comprehensive distribution agreement with E&M Ice Cream Company (“E&M”) to establish Tauri-GumTM in the marketplace (the “E&M Distribution Agreement”). The Company has supported the Tauri-GumTM commercial launch with substantial levels of both financial resources and marketing support. The Company had both received payment for and delivered the product for its previously announced $54,000 Tauri-GumTM purchase order during March 2019, and re-orders in the first quarter of fiscal 2020. The Company has agreed to issue a one-time issuance of 1,000,000 restricted shares of the Company’s common stock, and to tender a one-time cash payment of $125,000 to E&M. This $125,000 cash component was paid in full to E&M on April 1, 2019, and the value of the shares is reflected in stock-based compensation based on the grant date of April 1, 2019. The Company is awaiting issuance instructions from E&M to issue the shares and therefore as of this report date the shares have not been issued.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

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

Under terms of this IRM Distribution Agreement, the Company will work closely with IRM to promote Tauri-Gum™. In connection with this IRM Distribution Agreement, the Company has also agreed to a one-time issuance of 450,000 shares of the Company’s restricted common stock and a cash stipend of $10,000 to IRM. As of the date of this report, $6,000 of the $10,000 cash stipend has been paid. The value of the shares was reflected as stock-based compensation based on the grant date of April 8, 2019.

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

In connection with the SKL Agreement, the Company has agreed to issue a one-time issuance of an aggregate of 1,000,000 restricted common shares the Company’s stock, which are subject to the customary resale and transfer restrictions imposed under the rules and regulations of the Securities and Exchange Commission. The restricted equity issuance to SKL was issued in accordance with the following schedule: (i) to Mr. Mahesh Lekkala, 500,000 restricted shares the Company’s common stock within ten (10) business days of April 30, 2019; and (ii) to SKL, 500,000, which were permitted to be immediately allocated by SKL to persons within its organization and, as such, (a) 250,000 of such shares shall be issued to SKL within ten (10) business days of April 30, 2019, and the additional issuance of (b) 250,000 of such shares shall be issued to SKL within ten (10) business days of August 1, 2019, which shares were issued on August 1, 2019. Other than the payment terms for Tauri-GumTM product purchased and distributed under the terms of the Agreement, there is no additional cash payment currently due or owing by the Company thereunder. The value of the shares is reflected as stock-based compensation with a grant date of April 30, 2019. All but 250,000 shares are expensed on this date, with those 250,000 shares valued over the term of the one year agreement.

On May 11, 2019, the Company entered into a sub-agreement pursuant to the SKL distribution agreement whereby Ms. Neelima Lekkala was appointed Vice President of Distribution & Marketing. This contract has a one year term and is and may be extended based upon mutual agreement. Ms. Lekkala shall focus her efforts on the expansion of Tauri-GumTM as well as revenue growth, acquisition of new customers, establishment of professional marketing materials & protocols, logistics improvement(s) and fulfillment services. Ms. Lekkala is deeded a non-affiliate and does not carry any type of fiduciary liability. Ms. Lekkala’s compensation includes 250,000 shares of the Company’s restricted common stock deemed fully earned and vested upon the execution of her consulting agreement. These shares were issued May 20, 2019, having a value of $18,275 based on the closing price of the Company’s stock on that day ($0.0731 per share). Additionally, Ms. Lekkala will receive a 30% commission on total gross sales through the sale of the Tauri-GumTM product line which can be paid in either stock or cash at the election of Ms. Lekkala.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(UNAUDITED)

(US$)

NOTE 1 – BASIS OF OPERATIONS (CONTINUED)

Tauri-GumTM Distribution Agreements (Continued)

Windmill Health Distribution Agreement

On June 28, 2019, the Company entered into a distribution agreement with Windmill Health Products, LLC (“Windmill Health”), a New Jersey based distributor, with the intention of increasing and accelerating market penetration of the Company’s Tauri-GumTM product line. Simultaneous with the Company’s entry into the Windmill Health agreement, Windmill Health placed an initial purchase order with us. The purchase order totaling $46,848, has been delivered and was split evenly between packages of the Mint flavored and Blood-Orange flavored chewing gum product lines. The Company did not contribute any capital or issue any equity to Windmill Health in connection with the Windmill Health distribution agreement.

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

Though the Farm Bill removed industrial hemp from the Schedule I list, the Farm Bill preserved the regulatory authority of the FDA over cannabis and cannabis-derived compounds used in food and pharmaceutical products under the Federal Food, Drug, and Cosmetic Act (FD&C Act) and section 351 of the Public Health Service Act. The FDA has been clear that it intends to use this authority to regulate cannabis and cannabis-derived products, including CBD, in the same manner as any other food or drug ingredient. In addition to holding the hearing, the agency had requested comments by July 2, 2019 regarding any health and safety risks of CBD use, and how products containing CBD are currently produced and marketed, which comment period was then extended by two weeks following July 2nd. As of this report date, the FDA has not issued any guidance on this issue.

2019 Increase in Authorized Shares

On July 26, 2019, the Company held a meeting of its board of directors. The matters voted on and approved at the meeting included an amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of the Company’s common stock, $0.00001 par value per share from 100,000,000 to 400,000,000 shares (the “Authorized Shares Increase”). In this regard, a Preliminary Proxy Statement which was filed with the Securities and Exchange Commission on July 29, 2019. The Company received notification of such acceptance from the State of Florida Division of Corporations on September 27, 2019

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(UNAUDITED)

(US$)

NOTE 1 – BASIS OF OPERATIONS (CONTINUED)

Cupuaçu Butter Lip Balm

On December 23, 2016, the Company entered into a non-exclusive, 12-month license agreement (the “License Agreement”) with Cleveland, Ohio based cosmetics products company Ice + Jam LLC (“Ice + Jam”) to market Ice + Jam’s proprietary cupuaçu butter lip balm, sold under the trademark HerMan® which launched during the quarter ended December 31, 2017.During February of 2018, the Company’s strategy with respect to the HerMan® product was negatively impacted by a series of product defects relating to the twisting mechanism of the lip balm tube. As a result of this and the concomitant halting of selling efforts, the Company had no sales of the HerMan® product during the six months ended September 30, 2019 or the year ended March 31, 2019. The Company has removed the product from the website and the remaining inventory was written off as it was determined that the units were not usable. The Company has discontinued this operation as of March 31, 2019. On April 1, 2019, the Company recognized a gain on the disposal of discontinued operations in the amount of $4,941.

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

On December 22, 2016, the Company entered in a membership interest transfer agreement with Open Therapeutics whereby the Company sold 80% of its membership interest in Pilus back to Open Therapeutics for consideration of the termination of 80% of the unexercised portion of the warrants to purchase the Company’s common stock. Open Therapeutics agreed to pay to the Company 20% of the net profit generated Pilus Energy from its previous year’s earnings, if any. Through September 30, 2019, there has been no activity recorded by Open Therapeutics with respect to Pilus Energy.

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

The Company had fully impaired the value of the patents prior to the sale, and the warrants canceled as a result of this transaction was valueless as there is no intrinsic value to them. The Company has not recorded a gain or loss. Upon Open Therapeutics achieving profitability with respect to this technology, the Company will be the beneficiary of a profit split as noted in the agreement and will recognize revenue from that in the future.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

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

As of September 30, 2019, Tauriga BDC has not installed any of these machines in any locations and no revenue has been generated through the Blink contract.

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

Going Concern

During the fourth quarter of the year ended March 31, 2019, the Company began sales and marketing efforts for its Mint flavored Tauri-GumTM product. During the three months ended March 31, 2019, the Company recognized net sales of $57,134 and recognized a gross profit of $20,006, which has continued into the six months ended September 30, 2019 where the Company recognized net revenue of $114,100 and a gross profit of $23,201. During the first six months of fiscal year 2020, the Company has entered into multiple distribution agreements and has engaged an independent contractor to act as Vice President of Distribution and Marketing. Although the Company had a working capital surplus of $201,968 at September 30, 2019, the Company still believes that there is uncertainty with respect to continuing as a going concern.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

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

The Company, in the short term, intends to continue funding its operations either through cash-on-hand or through financing alternatives. Management’s plans with respect to this include raising capital through equity markets to fund future operations as well as the possible sale of its remaining marketable securities which had a market value of $246,100 at September 30, 2019. In the event the Company cannot raise additional capital to fund and/or expand operations or fails to raise adequate capital and generate adequate sales revenue, it could result in the Company having to curtail or cease operations.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Consolidated Financial Statements

The condensed consolidated financial statements include the accounts and activities of Tauriga Sciences, Inc., its wholly-owned Canadian subsidiary, its wholly-owned subsidiary Tauriga BDC and Tauriga Sciences Limited. All intercompany transactions have been eliminated in consolidation. As of September 30, 2019, there is no activity in any of the Company’s subsidiaries other than Tauriga BDC holding the electric car chargers and the leasehold interest in Tauriga Sciences Limited.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

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

As of September 30, 2019, the Tauriga BDC has not installed any of these machines in any locations, and no revenue has been generated through the Blink contract.

The Company recognizes revenue upon the satisfaction of the performance obligation. The Company considers the performance obligation met upon shipment of the product or delivery of the product. For ecommerce orders, the Company’s products are shipped by a fulfillment company and payment is made in advance of shipment either through credit card or PayPal. The Company also delivers the product to its customers that they market to in the metropolitan New York Tri-State area that are not covered under any existing distribution agreements. The Company generally collects payment within 30 to 60 days of completion of its performance obligation, and the Company has no agency relationships. The Company recognized revenue from operations in the amount of $116,400 during the six months ended September 30, 2019 compared to no revenue for the same period in the prior year. All revenue is from the sale of the Company’s Tauri-GumTM product line and there were accounts receivable of $72,234 outstanding for these sales, as of September 30, 2019.

The Company recognized no revenue from discontinued operations during the six months ended September 30, 2018 which was related to the sales of the HERMAN® lip balm product.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(UNAUDITED)

(US$)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Sales Refunds

The Company’s refund policy allows customers to return product for any reason except where the customer does not like the taste of the product. The customer has 30 days from the date of purchase to initiate the process. Returns are limited to one return or exchange per customer. Only purchases up to $100 qualify for a refund. Approved return/refund requests are typically processed within 1-2 business days. For product purchases made through a Tauri-GumTM distributor or retailer, the customer is required to work with original purchase location for any return or exchange. The Company has not established a reserve for returns as of September 30, 2019 however will monitor the refunds to estimate whether a reserve will be required.

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

Cash Equivalents

For purposes of reporting cash flows, cash equivalents include investment instruments purchased with an original maturity of three months or less. At September 30, 2019, the Company’s cash on deposit with financial institutions did not exceed the total FDIC insurance limit of $250,000. At September 30, 2019 and March 31, 2019, the Company had a cash balance of $30,010 and $385,943, respectively. The Company’s does not expect, in the near term, for its cash balance to exceed the total FDIC insurance limit of $250,000 for other than very short periods of time where the Company would use such cash in excess of insurance in the very short-term in operating activities. To reduce its risk associated with the failure of such financial institution, the Company holds its cash deposits in more than one financial institution and evaluates at least annually the rating of the financial institution in which it holds its deposits. The Company had no cash equivalents as of September 30, 2019 and March 31, 2019.

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

Investment – Cost Method

Investment in other companies that are not currently trading, are valued based on the cost method as the Company holds less than 20% ownership in these companies and has no influence over operational and financial decisions of the companies. The Company will evaluate, at least annually, whether impairment of these investments is necessary under ASC 320. As of September 30, 2019, the Company has not impaired any of their cost method investments.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(UNAUDITED)

(US$)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Inventory

Inventory consists of finished goods in salable condition stated at the lower of cost or market determined by the first-in, first-out method. The inventory consists of packaged and labeled salable inventory. Shipping of product to finished good inventory fulfillment center is also included in the total inventory cost. Shipping of product upon sale for online sales is paid by the customer upon ordering for orders of single packs of Tauri-GumTM. For multiple pack or wholesale product orders shipping cost is paid by the Company. As of September 30, 2019, the Company’s inventory on hand had a value of $125,496. The Company also has paid deposits in the amount of $24,063 to the manufacturer, Per Os Bio, towards orders not received as of September 30, 2019. Amounts paid to Per Os Bio for Tauri-GumTM are classified as deposits (other current asset) on the Company’s condensed consolidated balance sheet until the goods are available for sale. The Company has not established any inventory reserve on the Tauri-GumTM as of September 30, 2019.

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

Net Income (Loss) Per Common Share

The Company computes per share amounts in accordance with FASB ASC Topic 260 “Earnings per Share” (“EPS”), which requires presentation of basic and diluted EPS. Basic EPS is computed by dividing the income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock and common stock equivalents outstanding during the periods; however, potential common shares are excluded for period in which the Company incurs losses, as their effect is anti-dilutive. For the three and six months ended September 30, 2019, basic and fully diluted earnings per share were the same as the Company had losses in this period.

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

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

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

Research and Development

The Company expenses research and development costs as incurred. There were no research and development costs for the three months ended September 30, 2019 and $3,852 for the six months ended September 30, 2019 compared to no expense during the same periods in the prior year. The Company is continually evaluating products and technologies in the natural wellness space, including its Tauri-GumTM product including new flavor formulations and other CBD delivery products, as well as any intellectual property or other related technologies. As the Company investigates and develops relationships in these areas, resultant expenses for trademark filings, license agreements, website and product development and design materials will be expensed as research and development. Some costs will be accumulated for subsidiaries prior to formation of any new entities.

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

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

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

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

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

As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by ASC 740 and concluded that the tax position of the Company does not meet the more-likely-than-not threshold as of September 30, 2019.

Recent Accounting Pronouncements

In June 2018, the FASB issued ASU No. 2018-07, “Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting” which addresses accounting for issuance of all share-based payments on the same accounting model. Previously, accounting for share-based payments to employees was covered by ASC Topic 718 while accounting for such payments to non-employees was covered by ASC Subtopic 505-50. As it considered recently issued updates to ASC 718, the FASB, as part of its simplification initiatives, decided to replace ASC Subtopic 505-50 with Topic 718 as the guidance for non-employee share based awards. Under this new guidance, both sets of awards, for employees and non-employees, will essentially follow the same model, with small variations related to determining the term assumption when valuing a non-employee award as well as a different expense attribution model for non-employee awards as opposed to employee awards. The ASU is effective for public business entities beginning in 2019 calendar years and one year later for non-public business entities. The Company has determined that there is not a material impact on their condensed consolidated financial position and results of operations as a result of this standard.

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

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(UNAUDITED)

(US$)

NOTE 3– INVENTORY

Inventory from continuing operations

Inventory value by product as of:

	September 30, 2019	March 31, 2019
	(unaudited)
Tauri-GumTM	$125,496	$10,872

Total Inventory	$125,496	$10,872

At September 30, 2019, deposits to Per Os Bio in the amount of $24,063 for the manufacturing costs of Tauri-GumTM have been classified as a deposit (prepaid expenses other current assets) on the Company’s condensed consolidated balance sheet, as the goods are not yet available for sale.

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

The Company had no revenue or expenses from discontinued operations during the six months ended September 30, 2018.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

BALANCE SHEETS FROM DISCONTINUED OPERATIONS

	September 30, 2019	March 31, 2019
	(unaudited)
Assets from discontinued operations	$-	$581

Liabilities from discontinued operations	$-	$5,522

NOTE 5– PROPERTY AND EQUIPMENT

The Company’s property and equipment is as follows:

	September 30, 2019	March 31, 2019	Estimated Life
	(unaudited)
Computers, office furniture and other equipment	$69,808	$69,808	3-5 years

Less: accumulated depreciation	(57,262)	(56,798)

Net	$12,546	13,010

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(UNAUDITED)

(US$)

NOTE 5– PROPERTY AND EQUIPMENT (CONTINUED)

On June 29, 2018, the Company purchased four Blink Level 2 – 40” pedestal chargers for permanent placement in one or more retail locations whereby the Company will share revenue from these electric car vehicle charging units with such location owner. No depreciation expense has been recorded for the charging units as of September 30, 2019 due to the fact that they have not been placed in service.

Depreciation expense for the three and six months ended September 30, 2019 were $232 and $464 compared to $259 and $518 for the same period in the prior year.

During the year ended March 31, 2019 the Company disposed of computer equipment valued at $1,632 recognizing a loss on disposal of $907.

NOTE 6 – OPERATING LEASE

The Company has adopted ASU No. 2016-02, Leases (Topic 842), as of April 1, 2019 and will account for the new lease in terms of the right of use assets and offsetting lease liability obligations for this new lease under this pronouncement. In accordance with ASC 842 - Leases, effective April 1, 2019, the Company recorded a net lease right of use asset and a lease liability at present value of approximately $7,492 and $7,895, respectively. The Company recorded these amounts at present value, in accordance with the standard, using a discount rate of 8% which is representative of the last borrowing rates for notes issued to non-related parties. The right of use asset is composed of the sum of all lease payments, at present value, and is amortized straight line over the life of the expected lease term. For the expected term of the lease the Company used the initial term of the two-year lease. Upon the election by the Company to extend the lease for additional years, that election will be treated as a lease modification and the lease will be reviewed for remeasurement. This lease will be treated as an operating lease under the new standard.

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

Corporate office – New York

On December 1, 2017, the Company relocated its corporate headquarters from Danbury, Connecticut to New York, New York. The Company has entered into a two-year lease at $1,010 per month for the term of the lease. The lease right of use asset for this lease at adoption was $7,492 and will be amortized on a straight-line basis over the remaining term of the lease. For the six months ended September 30, 2019 the Company recorded a lease expense of $6,322. On September 1, 2019, the Company entered into a two-year lease extension with the modified lease expiring November 30, 2021. The lease modification required the Company to remeasure the lease asset and lease liability based on the original lease. The Company recorded a net lease right of use asset and a lease liability at present value of approximately $26,093 for each. The Company recorded these amounts at present value, in accordance with the standard, using a discount rate of 8.98% which was representative of the weighted average borrowing rates for all notes issued to non-related parties based on the respective principal balances at the time of the lease extension. As of September 30, 2019, the value of the unamortized lease right of use asset is $25,126. As of September 30, 2019, the Company’s lease liability was $25,278.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(UNAUDITED)

(US$)

NOTE 6 – OPERATING LEASE (CONTINUED)

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

As of September 30, 2019, the value of the unamortized lease right of use asset is $3,900. As of September 30, 2019, the Company’s lease liability was $3,883.

The lease right of use asset, at inception, of $27,050 is amortized on a straight-line basis over the term of the lease. The present value of the New York corporate office lease had an initial present value of $22,476 at December 1, 2017. The Barcelona office lease value had an initial present value of $4,574. The present value of the modified New York Corporate office lease, at September 1, 2019 was $26,092. For the six months ended September 30, 2019 the Company recorded a lease expense of $6,323. As of September 30, 2019, the value of the unamortized lease right of use asset is $29,026. As of September 30, 2019, the Company’s lease liability was $29,162.

Maturity of Operating Lease Liability for fiscal year ended March 31,
2020	$7,513
2021	$13,883
2022	$7,766

Total lease payments	$29,162

The following chart shows the Company’s operating lease cost for the three and six months ended September 30, 2019 and 2018:

	For the three months ended September 30,		For the six months ended September 30,
	2019	2018	2019	2018
Amortization of right of lease asset	$3,396	$-	$6,323	$-
Lease interest cost	326	-	851	-
Total Lease cost	$3,722	$-	$7,174	$-

The following chart shows the Company’s operating lease liability at September 30, 2019.

Discounted Operating Lease liability at inception - December 1, 2017	$27,050
Lease modification - September 1, 2019	26,093
Lease modification adjustment- September 1, 2019	(200)
Financing cost	851
Less of lease payments made	(24,202)
Cumulative effect of adoption of ASC 842	(430)
Operating lease liability at September 30, 2019	29,162
Less Lease Liability current portion	(13,202)
Lease Liability - net current portion at September 30, 2019	$15,960

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(UNAUDITED)

(US$)

NOTE 7 – NOTES PAYABLE

Notes payable and convertible notes consisted of the following as of:

		September 30, 2019	March 31, 2019

Alternative Strategy Partners PTE Ltd.	(a)	-	90,000
GS Capital Partners LLC - Oct 2018	(b)	20,000	180,000
GS Capital Partners LLC - Mar 2019	(c)	300,000	300,000
GS Capital Partners LLC - May 2019	(d)	60,000	-
GS Capital Partners LLC - Jun 2019	(e)	60,000	-
Jefferson Street Capital LLC - Jul 2019	(f)	55,000	-
Adar Alef, LLC - Aug 2019	(g)	55,000	-
Odyssey Funding, LLC - Sep 2019	(h)	100,000	-
Total notes payable and convertible notes		$650,000	$570,000
Less - note discounts		(340,762)	(356,125)
Less - current portion of these notes		(309,238)	(213,875)
Total notes payable and convertible notes, net discounts		$-	$-

(a)	Three-month $180,000 non-convertible debenture dated September 23, 2015 bearing an interest rate of 11.50% per annum. The note matured in December 2015. The Company received cash of $90,000 ($75,000 wired directly to the Company and $15,000 wired directly from Alternative Strategy Partners PTE Ltd. (“ASP”) to compensate a consultant. The balance of this note ($90,000) was to be wired directly to a Japanese based consumer product firm called Eishin, Inc. (“Eishin”), but the holder never provided any documentation evidencing that $90,000 was paid to Eishin. The Company is in dispute with the noteholder, and the Company has not recorded this liability as of December 31, 2018 or March 31, 2018. If the proper documentation is provided to the Company, the Company will record the liability at that time. The Company has not received any type of default notice with respect to this $180,000 non-convertible note. Additionally, the Company has not received any shares in Eishin up to this point. The Company did follow up with Eishin in March 2017, and it was noted that Eishin did not reflect the Company as having this ownership. As a result, the additional $90,000 has not been recognized as outstanding. Upon settlement, this note had accrued interest of $23,468. As a result, the Company and ASP, on May 29, 2019, agreed and acknowledged that they shall have no debt, liability or any obligation between them and that the ASP Loan Agreement is immediately retired (except with respect to the assignment and transfer of the Eishin shares noted above). Since the Eishen rights were not valued on the Company’s balance sheet, the $113,468 liability has been removed from the Company’s balance sheet, as is reflected in the Company’s financial statement as a gain on extinguishment of debt in the amount of $113,467 during the six months ended September 30, 2019.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(UNAUDITED)

(US$)

NOTE 7 – NOTES PAYABLE (CONTINUED)

(b)	On October 25, 2018, the Company entered into a one year $180,000 convertible note bearing 8% interest with GS Capital Partners, LLC. The note has an original issue discount of $11,750. A portion of the proceeds will be used to retire the two remaining convertible notes on the books of the Company as of December 31, 2018 with GS Capital Partners, LLC. The face value of this note plus accrued interest under the note are convertible into shares of the Company’s common stock at a price for each share of common stock equal to 70% of the lowest daily VWAP of the common stock as reported on the National Quotations Bureau OTC Markets market on which the Company’s shares are traded or any exchange upon which the common stock may be traded in the future, for the 15 prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. In the event the Company experiences a DTC “chill” on its shares, the conversion price shall be decreased to 60% instead of 70% while that “chill” is in effect. Due to the discount to market conversion, a beneficial conversion feature was recorded on this note as a discount to the note in the amount of the $108,111 which will be amortized over the life of the note. This amortization will be reflected as interest cost ratably over the term of the note. Upon an event of default, principal and accrued interest will become immediately due and payable under the notes. Additionally, upon an event of default, notes will accrue interest at a default interest rate of 24% per annum or the highest rate of interest permitted by law. Further, certain events of default may trigger penalty and liquidated damage provisions. This note contains a provision where if the Company shall have defaulted on or breached any term of any other note of similar debt instrument into which the Company has entered and failed to cure such default within the appropriate grace period they would be considered in default of this note. During the first six months this note is in effect, the Company may redeem by paying to GS Capital Partners, LLC an amount as follows: (i) if the redemption is within the first 90 days either note is in effect, then for an amount equal to 120% of the unpaid principal amount of either note along with any interest that has accrued during that period, and (ii) if the redemption is after the 91st day the either note is in effect, but less than the 180th day, then for an amount equal to 133% of the unpaid principal amount of either note along with any accrued interest. During the six months ended September 30, 2019, GS Capital Partners, LLC converted $160,000 of principal and $9,639 of accrued interest into 6,412,022 shares of common stock. Accrued interest as of September 30, 2019 was $1,609. On October 23, 2019, GS Capital Partners, LLC converted the remaining $20,000 of principal and accrued interest, at the conversion date in the amount of $1,591 into 998,207 shares of common stock.

(c)	On March 14, 2019, the Company entered into a 12-month $300,000 principal face value 8.0% convertible debenture with GS Capital Partners, LLC, with a maturity date of March 13, 2020. The GS Capital Note carries $20,000 original issue discount (OID) and, as such, the initial net proceeds to the Company was $280,000. In connection with this agreement, the Company is obligated to issue 750,000 commitment shares having a value of $142,500 ($0.19 per share) which is reflected as interest expense in the Company’s condensed consolidated statement of operations during the year ended March 31, 2019. These shares were not issued as of March 31, 2019. The Holder is entitled, at its option, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company’s common stock at a price for each share of Common Stock equal to 68% of the lowest daily VWAP of the Common Stock as reported on the National Quotations Bureau OTC Markets exchange for the fifteen (15) prior trading days. Due to the discount to market conversion, a beneficial conversion feature was recorded on this note as a discount to the note in the amount of the full face value of the note which will be amortized over the life of the note. This amortization will be reflected as interest cost ratably over the term of the note. The GS Capital Note may be redeemed by the Company during the first six months from execution, as follows: (i) if the redemption is within the first 90 days, then for an amount equal to 120% of the unpaid principal amount, with any accrued interest; (ii) if the redemption is after the 91st day, but less than the 180th day, then for an amount equal to 133% of the unpaid principal amount, with any accrued interest. The GS Capital Note may not be redeemed after 180 days from the date of execution. At September 30, 2019, this note had accrued interest of $13,151. Also, in conjunction with this note, the 213,334 five-year cashless warrants, associated with the June 27, 2017, $80,000 5% one year note were fully cancelled.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(UNAUDITED)

(US$)

NOTE 7 – NOTES PAYABLE (CONTINUED)

(d)	On May 24, 2019, the Company entered into a one year 8% $60,000 Convertible Note with GS Capital Partners, LLC pursuant to the terms of a Securities Purchase Agreement. The GS Capital Note has a maturity date of May 23, 2020 and carried a $5,000 original issue discount (such that $55,000 was funded to the Company on May 24, 2019). The holder is entitled, at its option, at any time after cash payment, to convert all or any amount of the principal face amount of the GS Note then outstanding into shares of the Company’s common stock at a price for each share of common stock equal to 66% of the lowest daily volume weighted average price (VWAP) of the common stock as reported on the National Quotations Bureau OTC Markets exchange which the Company’s shares are traded or any exchange upon which the common stock may be traded in the future, for the fifteen (15) prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. Such conversion shall be effectuated by the Company delivering the shares of common stock to the holder within 3 business days of receipt by the Company of the notice of conversion. Accrued but unpaid interest shall be subject to conversion. To the extent the conversion price of the Company’s common stock closes below the par value per share, the Company will take all steps necessary to solicit the consent of the stockholders to reduce the par value to the lowest value possible under law. The Company agrees to honor all conversions submitted pending this increase. In the event the Company experiences a DTC “Chill” on its shares, the conversion price shall be decreased to 56% instead of 66% while that “Chill” is in effect. In no event shall the holder be allowed to affect a conversion if such conversion, along with all other shares of the Company common stock beneficially owned by the holder and its affiliates would exceed 9.9% of the outstanding shares of the common stock of the Company. During the first six months that the GS Capital Note is in effect, the Company may redeem the GS Note by paying to the holder an amount as follows: (i) if the redemption is within the first 90 days of the issuance date, then for an amount equal to 120% of the unpaid principal amount of this Note along with any interest that has accrued during that period, (ii) if the redemption is after the 91st day, but less than the 180th day of the issuance date, then for an amount equal to 133% of the unpaid principal amount of this Note along with any accrued interest. The GS Note may not be redeemed after 180 days. Upon an event of default, among other default provisions set forth in the GS Capital Note, (i) interest shall accrue at a default interest rate of 24% per annum or, if such rate is usurious or not permitted by current law, then at the highest rate of interest permitted by law. (ii) if the Company shall fail to deliver to the holder the shares of common stock without restrictive legend (when permissible in accordance with applicable law) within three (3) business days of its receipt of a notice of conversion, then the Company shall pay a penalty of $250 per day if the shares are not issued beginning on the 4th day after the conversion notice was delivered to the Company (which shall be increased to $500 per day beginning on the 10th day); (iii) if the Company’s stock ceases to be listed on an exchange, its stock is suspended from trading for more than 10 consecutive trading days or the Company ceases to file its reports with the SEC under the Securities Exchange Act of 1934, as amended, then the outstanding principal due under the GS Capital Note shall increase by 50%; or (iv) if the GS Capital Note is not paid at maturity, the outstanding principal due under this Note shall increase by 10%. In connection with the GS Capital Note, the Company issued irrevocable transfer agent instructions reserving 3,327,000 shares of its Common Stock for conversions under this Note equal to two and a half times the discounted value of the Note (the “Share Reserve”) within 5 days from the date of execution and shall maintain a 2.5 times reserve for the amount then outstanding. Upon full conversion of this Note, any shares remaining in the Share Reserve shall be cancelled. At September 30, 2019, this note had accrued interest of $1,710.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(UNAUDITED)

(US$)

NOTE 7 – NOTES PAYABLE (CONTINUED)

(e)	On June 21, 2019, the Company entered into a one year 8% $60,000 Convertible Note with GS Capital Partners, LLC pursuant to the terms of a Securities Purchase Agreement. The GS Capital Note has a maturity date of June 21, 2020 and carried a $5,000 original issue discount (such that $55,000 was funded to the Company on June 21, 2019). The holder is entitled, at its option, at any time after cash payment, to convert all or any amount of the principal face amount of the GS Note then outstanding into shares of the Company’s common stock at a price for each share of common stock equal to 66% of the lowest daily volume weighted average price (VWAP) of the common stock as reported on the National Quotations Bureau OTC Markets exchange, which the Company’s shares are traded or any exchange upon which the common stock may be traded in the future, for the fifteen (15) prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. Such conversion shall be effectuated by the Company delivering the shares of common stock to the holder within 3 business days of receipt by the Company of the notice of conversion. Accrued but unpaid interest shall be subject to conversion. To the extent the conversion price of the Company’s common stock closes below the par value per share, the Company will take all steps necessary to solicit the consent of the stockholders to reduce the par value to the lowest value possible under law. The Company agrees to honor all conversions submitted pending this decrease. In the event the Company experiences a DTC “Chill” on its shares, the conversion price shall be decreased to 56% instead of 66% while that “Chill” is in effect. In no event shall the holder be allowed to affect a conversion if such conversion, along with all other shares of the Company common stock beneficially owned by the holder and its affiliates would exceed 9.9% of the outstanding shares of the common stock of the Company. During the first six months that the GS Capital Note is in effect, the Company may redeem the GS Note by paying to the holder an amount as follows: (i) if the redemption is within the first 90 days of the issuance date, then for an amount equal to 120% of the unpaid principal amount of this Note along with any interest that has accrued during that period, (ii) if the redemption is after the 91st day, but less than the 180th day of the issuance date, then for an amount equal to 133% of the unpaid principal amount of this Note along with any accrued interest. The GS Note may not be redeemed after 180 days. The Company may not redeem the GS Capital Note after the 180th day from entering into it. Upon an event of default, among other default provisions set forth in the GS Capital Note, (i) interest shall accrue at a default interest rate of 24% per annum or, if such rate is usurious or not permitted by current law, then at the highest rate of interest permitted by law. (ii) if the Company shall fail to deliver to the holder the shares of common stock without restrictive legend (when permissible in accordance with applicable law) within three (3) business days of its receipt of a notice of conversion, then the Company shall pay a penalty of $250 per day if the shares are not issued beginning on the 4th day after the conversion notice was delivered to the Company (which shall be increased to $500 per day beginning on the 10th day); (iii) if the Company’s stock ceases to be listed on an exchange, its stock is suspended from trading for more than 10 consecutive trading days or the Company ceases to file its reports with the SEC under the Securities Exchange Act of 1934, as amended, then the outstanding principal due under the GS Capital Note shall increase by 50%; or (iv) if the GS Capital Note is not paid at maturity, the outstanding principal due under this Note shall increase by 10%. In connection with the GS Capital Note, the Company issued irrevocable transfer agent instructions reserving 2,650,000 shares of its Common Stock for conversions under this Note equal to two and a half times the discounted value of the Note (the “Share Reserve”) within 5 days from the date of execution, and shall maintain a 2.5 times reserve for the amount then outstanding. Upon full conversion of this Note, any shares remaining in the Share Reserve shall be cancelled. As of September 30, 2019, this note had accrued interest of $1,328.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(UNAUDITED)

(US$)

NOTE 7 – NOTES PAYABLE (CONTINUED)

(f)	On July 22, 2019, the Company and Jefferson Street Capital, LLC (“Jefferson Street”) consummated entry into a Securities Purchase Agreement where the Company has borrowed $55,000 ($50,000 with original issuance discount reflected) at 10% annual interest under a term of nine-months in the form of a convertible note. The note is convertible into restricted stock of the Company. In connection with this agreement, the Company issued 250,000 commitment shares having a value of $10,500 ($0.042 per share, the closing price of our common stock on the day preceding the note) which was reflected as interest expense in the Company’s condensed consolidated statement of operations during the three months ended September 30, 2019. The restricted stock was valued at the closing price on July 22, 2019. Legal fees of $2,000 were deducted from cash proceeds of the note payable to investor’s counsel, and a $5,000 original issue discount recognized. The Company received cash proceeds of $48,000 at closing. Under the Jefferson Street note, the Company was required initially to reserve 1,000,000 shares of its common stock, and thereafter to increase the reserve up to 15,000,000 shares upon the increase in the Company’s authorized common shares (per a charter amendment via shareholder meeting and approval as approved by the Board of Directors on July 26, 2019), but up to six times the number of shares required for a full conversion. The Company had 75 days from the date of this note to have this increased effectuated. The noteholder may, at any time, at its option, convert all or any amount of the principal face amount of the note then outstanding into shares of the Company’s common stock at a conversion price for each share of Common Stock equal to 65% of the lowest volume weighted average price for the Company’s common stock during the previous fifteen trading day period as reported on the National Quotations Bureau OTC Markets exchange which the Company’s shares are traded or any exchange upon which the Common Stock may be traded in the future, including the day upon which a notice of conversion is received by the Company. This note contains a provision where if the Company shall have defaulted on or breached any term of any other note of similar debt instrument into which the Company has entered and failed to cure such default within the appropriate grace period they would be considered in default of this note; however, the Company maintains the option to repay the note in cash within the first 180 days beginning on July 22, 2019 to avoid such default provision triggering event, as more fully described below. During the first 180 days, the Company may prepay the principal amount of this note and accrued interest thereon, with a premium as follows: (a) 120% of the prepayment penalty for redemptions in the first 90 days after the note issuance; and (b) 133% of the prepayment amount if such prepayment was made at any time from (91 days after the issuance date until 180 days after the issuance date). The note is not able to be prepaid after 180 days after the issuance date. Upon an event of default (as defined and described in the note), among other default penalties, the Company shall pay the Default Amount (as defined in the agreement) as well as incur annual interest at a default interest rate of 24% per annum. In consideration of Jefferson Street loaning the Company the proceeds under this note, the Chief Executive Officer has personally guaranteed the prompt, full and complete payment of the outstanding principal amount, accrued and unpaid interest, default interest (if any) and applicable fees (if any), owing by the Company under the note. This personal guaranty will remain in effect until such time that the Company can reserve at least six times the amount of common shares issuable upon full conversion of the note. As of September 30, 2019, this note had accrued interest of $1,054.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(UNAUDITED)

(US$)

NOTE 7 – NOTES PAYABLE (CONTINUED)

(g)	On August 12, 2019, the Company received $47,500 net proceeds for the second of two notes (the “Back-End Note”) under a December 20, 2018 security purchase agreement with Adar Alef, LLC whereby the Company issued two 8% convertible redeemable notes in the cumulative principal amount of $110,000. Both notes were for $55,000 and had funded with net proceeds of $47,500, after the deduction of $5,000 for OID and $2,500 in legal fees. The first note was previously funded on December 24, 2018 and was fully converted on March 18, 2019. The Back-End Note was initially paid for by an offsetting promissory note issued by Adar Alef, LLC to the Company (the “Note Receivable”). The terms of the Back-End Note required cash funding prior to any conversion thereunder. The Note Receivable was due December 20, 2019, unless certain conditions were not met, in which case both the Back-End Note and the Note Receivable may both have been cancelled. The Back-End Note has a maturity date one year from the date of issuance upon which any outstanding principal and interest is due and payable. The face value amount plus accrued interest under the Back-End Note are convertible into shares of the Company’s common stock at a price for each share of common stock equal to 60% of the lowest daily VWAP of the common stock as reported on the National Quotations Bureau OTC Markets market on which the Company’s shares are traded or any exchange upon which the common stock may be traded in the future, for the 20 prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. In the event the Company experiences a DTC “chill” on its shares, the conversion price shall be decreased to 50% instead of 60% while that “chill” is in effect. Upon an event of default, principal and accrued interest will become immediately due and payable under the notes. Additionally, upon an event of default, both notes will accrue interest at a default interest rate of 24% per annum or the highest rate of interest permitted by law. Further, certain events of default may trigger penalty and liquidated damage provisions. (This note contains a provision where if the Company shall have defaulted on or breached any term of any other note of similar debt instrument into which the Company has entered and failed to cure such default within the appropriate grace period they would be considered in default of this note. This Back-End Note may not be repaid. The note holder may redeem this note at any time after the first six months. As of September 30, 2019, this note had accrued interest of $738.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(UNAUDITED)

(US$)

NOTE 7 – NOTES PAYABLE (CONTINUED)

(h)	On September 13, 2019, Tauriga Sciences, Inc. (OTCQB stock symbol: TAUG, the “Company”) entered into a one year 8% $100,000 Convertible Note with Odyssey Funding, LLC (“Investor”) pursuant to the terms of a Securities Purchase Agreement (the “Odyssey Note”). The Odyssey Note has a maturity date of September 13, 2020 and carried a $5,000 original issue discount (such that $95,000 was funded to the Company at closing). The Investor is entitled, at its option, at any time after cash payment, to convert all or any amount of the principal face amount of the Odyssey Note then outstanding into shares of the Company’s common stock at a price for each share of common stock equal to 64% of the lowest daily volume weighted average price (VWAP) of the common stock as reported on the National Quotations Bureau OTC Markets exchange, which the Company’s shares are traded or any exchange upon which the common stock may be traded in the future, for the fifteen (15) prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. Such conversion shall be effectuated by the Company delivering the shares of common stock to the Investor within 3 business days of receipt by the Company of the notice of conversion. Accrued but unpaid interest shall be subject to conversion. To the extent the conversion price of the Company’s common stock closes below the par value per share, the Company will take all steps necessary to solicit the consent of the stockholders to reduce the par value to the lowest value possible under law. The Company agrees to honor all conversions submitted pending this decrease. In the event the Company experiences a DTC “Chill” on its shares, the conversion price shall be decreased to 54% instead of 64% while that “Chill” is in effect. In no event shall the Investor be allowed to effect a conversion if such conversion, along with all other shares of Company Common Stock beneficially owned by the Investor and its affiliates would exceed 4.99% of the outstanding shares of the Common Stock of the Company (which may be increased up to 9.9% upon 60 days’ prior written notice by the Investor. During the first 180 calendar days that the Odyssey Note is in effect, the Company may redeem the Odyssey Note by paying to the Investor an amount as follows: (i) if the redemption is within the first 60 days of the issuance date, then for an amount equal to 125% of the unpaid principal amount of this Note along with any interest that has accrued during that period, (ii) if the redemption is after the 61st day, but by the 120th day of the issuance date, then for an amount equal to 135% of the unpaid principal amount of this Note along with any accrued interest, and (iii) if the redemption is after the 120th day, but less than the 180th day of the issuance date, then for an amount equal to 140% of the unpaid principal amount of this Note along with any accrued interest. The Company may not redeem the Odyssey Note after the 180th day from entering into it. Upon an event of default, among other default provisions set forth in the Odyssey Note, (i) interest shall accrue at a default interest rate of 24% per annum or, if such rate is usurious or not permitted by current law, then at the highest rate of interest permitted by law. (ii) if the Company shall fail to deliver to the Investor the shares of common stock without restrictive legend (when permissible in accordance with applicable law) within three (3) business days of its receipt of a notice of conversion, then the Company shall pay a penalty of $250 per day the shares are not issued beginning on the 4th day after the conversion notice was delivered to the Company (which shall be increased to $500 per day beginning on the 10th day); (iii) if the Company’s stock ceases to be listed on an exchange, its stock is suspended from trading for more than 10 consecutive trading days or the Company ceases to file its reports with the SEC under the Securities Exchange Act of 1934, as amended, then the outstanding principal due under the Odyssey Note shall increase by 50%; or (iv) if the Odyssey Note is not paid at maturity, the outstanding principal due under this Note shall increase by 10%. In connection with the Odyssey Note, the Company issued irrevocable transfer agent instructions reserving 22,727,000 shares (the “Share Reserve”) of its Common Stock for conversions under this Note. The Investor shall have the right to periodically request that the number of reserved shares be increased so that the number of reserved shares at least equals four hundred percent of the number of shares of Company common stock issuable upon conversion of the Note so long as there are sufficient authorized and unissued shares of the Company not otherwise reserved available to do so. Upon full conversion or repayment of this Odyssey Note, any shares remaining in the Share Reserve shall be cancelled. As of September 30, 2019, this note had accrued interest of $373.

During the year ended March 31, 2019, the Company issued 5,946,516 shares of common stock to holders of convertible notes to retire $187,000 in principal and $13,718 of accrued interest (at an average conversion price of $0.03375 per share) under the convertible notes.

During the six months ended September 30, 2019, the Company issued 6,412,022 shares of common stock to holders of convertible notes to retire $160,000 and $9,639 of note principal and accrued interest, respectively.

Interest expense for the six months ended September 30, 2019 was $296,556 compared to $26,066 for the prior year. Accrued interest at September 30, 2019 and March 31, 2019 was $19,963 and $30,780, respectively.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(UNAUDITED)

(US$)

NOTE 8 – RELATED PARTIES

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

In conjunction with and consideration for a July 22, 2019, 10% convertible note, in the amount of $55,000, under a Securities Purchase Agreement the Company entered into with Jefferson Street Capital, LLC, the Chief Executive Officer has personally guaranteed the prompt, full and complete payment of the outstanding principal amount, accrued and unpaid interest, default interest (if any) and applicable fees (if any), owing by the Company under the note. This personal guaranty will remain in effect until such time that the Company can reserve at least six times the amount of common shares issuable upon full conversion of the note. As a result of the increase in the authorized shares taking effect on September 13, 2019, this personal guaranty was removed and the Company reserved the appropriate amount of shares on October 2, 2019.

NOTE 9 – STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

As of September 30, 2019, the Company is authorized to issue 400,000,000 shares of its common stock. As of September 30, 2019 and November 12, 2019, there were 78,949,634 and 80,197,841 shares, respectively of common stock issued and outstanding which includes all adjustments for fractional shares.

On July 26, 2019, the Company’s Board of Directors approved the (i) increase of the authorized common stock of the Company from 100,000,000 shares to 400,000,000 shares; (ii) the filing of both the preliminary and definitive information statements; and (iii) approved the record date of July 29, 2019. The Company’s shareholders unanimously approved the increase of the authorized shares to 400,000,000 in its Special Meeting on September 10, 2019 and the State of Florida amended the Articles of Incorporation on September 13, 2019 to reflect this increase.

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

On January 12, 2019, the Company and Open Therapeutics agreed to extinguish the $75,000 contingent liability in exchange for a one-time issuance of 500,000 restricted shares of Company’s common stock. The shares were recorded at a value of $24,750 ($0.0495 per share) as a loss on settlement in the Company’s condensed consolidated financial statements.

Fiscal Year 2020

During the six months ended September 30, 2019, the Company issued 1,450,000 shares under distribution agreements.

During the six months ended September 30, 2019, the Company issued 6,412,022 shares for conversion of debt in the amount of $160,000 as well as accrued interest in the amount of $9,639 ($0.01722 to $0.04725 per share).

During the six months ended September 30, 2019, the Company issued 250,000 shares issued to Vice President of Distribution and Marketing.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(UNAUDITED)

(US$)

NOTE 9 – STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Common Stock (Continued)

Fiscal Year 2020 (Continued)

During the six months ended September 30, 2019, the Company issued 1,000,000 shares issued for services rendered

During the six months ended September 30, 2019, the Company issued 1,000,000 shares for debt commitment in the amount of $153,000 ($0.19 to $0.42 per share), 750,000 of these shares had a value of $142,500 were recorded as a liability to issue shares at March 31, 2019 on the Company’s balance sheet.

During the six months ended September 30, 2019, the Company issued 714,286 shares under stock purchase agreements in consideration for $45,000 ($0.06 to $0.07 per share) to accredited investors that are unrelated third parties.

In connection with some of the consulting agreements and board advisory agreements the Company has entered into, as the following clauses are part of the compensation arrangements: (a) the consultant will be reimbursed for all reasonable out of pocket expenses and (b) the Company, in its sole discretion, may make additional cash payments and/or issue additional shares of common stock to the consultant based upon the consultant’s performance. The Company recognized $412,530 and $175,276 in stock-based compensation expense related to these agreements in the six months ended September 30, 2019 and 2018.

Warrants for Common Stock

The following table summarizes warrant activity for the six months and year ended September 30, 2019 and March 31, 2019:

		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding at March 31, 2018	1,433,611	$1.06	3.02 Years	$-

Granted	-	-		-
Expired	(223,335)	0.2843
Exercised	-	-
Canceled	-	-

Outstanding and exercisable March 31, 2019	1,210,276	$1.2	1.28 Years	$-

Granted	-	-		-
Expired	(472,011)	0.75
Exercised	-	-
Canceled	-	-

Outstanding and exercisable September 30, 2019	738,265	$1.48	1.30 Years	$-

During the year ended March 31, 2019, 213,334 warrants expired which were issued in conjunction with a one year 5% convertible note in the amount of $80,000 with GS Capital Partners, LLC. The five-year cashless warrants had an exercise price of $0.2625 per share. These warrants were cancelled as part of the convertible note agreement which the Company entered into with GS Capital Partners, LLC on March 14, 2019 in the amount of $300,000 (See Note 7 section c).

During the year ended March 31, 2019, 10,001 three-year warrants expired which were awarded to investors in conjunction with security purchase agreements. These warrants had a strike price of $0.75.

During the six months ended September 30, 2019, 472,011 three-year warrants expired which were awarded to investors in conjunction with security purchase agreements. These warrants had a strike price of $0.75.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(UNAUDITED)

(US$)

NOTE 9 – STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Stock Options

On February 1, 2012, the Company awarded to each of two executives’, one current and one former, options to purchase 66,667 common shares, an aggregate of 133,334 shares. These options vested immediately and were for services performed.

The following table summarizes option activity for the year and six months ended September 30, 2019 and March 31, 2019:

	Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at March 31, 2018	133,334	$7.50	3.85 Years	$—

Granted	—	—
Expired	—	—
Exercised	—	—

Outstanding at March 31, 2019	133,334	$7.50	2.85 Years	$—

Granted	—	—
Expired	—	—
Exercised	—	—

Outstanding and exercisable at September 30, 2019	133,334	$7.50	2.35 Years	$—

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

The following table summarizes the significant differences between the U.S. Federal statutory tax rate and the Company’s effective tax rate for financial statement purposes for the six months and years ended September 30, 2019 March 31, 2019:

	September 30, 2019	March 31,2019
Federal income taxes at statutory rate	21.00%	21.00%
State income taxes at statutory rate	0.00%	0.00%
Temporary differences	7.99%	1.48%
Permanent differences	0.11%	0.24%
Impact of Tax Reform Act	0.00%	(167.44)%
Change in valuation allowance	(29.10)%	144.72%
Totals	0.00%	0.00%

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

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(UNAUDITED)

(US$)

NOTE 10 – PROVISION FOR INCOME TAXES (CONTINUED)

	As of	As of
	September 30, 2019	March 31, 2019
Deferred tax assets:
Net operating losses before non-deductible items	$3,850,743	$3,685,807
Loss on disposal of fixed assets	355	355
Stock-based compensation	296,222	209,591
Unrealized gains or losses on investments	11,345	(4,258)
Total deferred tax assets	4,158,665	3,891,495
Less: Valuation allowance	(4,158,665)	(3,891,495)

Net deferred tax assets	$-	$-

At September 30, 2019, the Company had a U.S. net operating loss carryforward in the approximate amount of $18.3 million available to offset future taxable income through 2038. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods. The valuation allowance increased by $267,170 in the six months ended September 30, 2019 and decreased by $1,516,710 in the year ended March 31, 2019. The net decreases were the result of the tax effects of the Tax Cuts and Jobs Act (the “TCJA”) offset by taxable losses net of timing differences in each of the years.

On December 22, 2017, Public Law 115-97, informally referred to as the TCJA was enacted into law. The TCJA provides for significant changes to the U.S. Internal Revenue Code of 1986, as amended, that impact corporate taxation requirements. Effective January 1, 2018, the federal tax rate for corporations was reduced from 35% to 21% for US taxable income and requires one-time re-measurement of deferred taxes to reflect their value at a lower tax rate of 21%. The effective rate for the year ended March 31, 2018 was 31% as the rate was changed effective January 1, 2018 to the lower rate. Also, mandatory repatriation of untaxed foreign earnings and profits will be taxed at 15.5% to the extent the underlying assets are liquid and 8% on the remaining balance. There are other provisions to the TCJA, such as conversion of a worldwide system to a territorial system, limitations on interest expense and domestic production deductions, which will be effective in fiscal 2019. Given the significant complexity of the TCJA and anticipated additional implementation guidance from the Internal Revenue Service, further implications of the TCJA may be identified in future periods. The Company has adjusted their NOLs and valuation allowances to account for the changes brought about by the TCJA for the three months and year ended September 30, 2019 and March 31, 2019, respectively.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(UNAUDITED)

(US$)

NOTE 11 – INVESTMENTS

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

Investment in Trading Securities:

At March 31, 2019

Company		Beginning of Period Cost	Purchases	Sales Proceeds	End of Period Cost	Fair Value	Realized Gain (Loss)	Unrealized Gain (Loss)
Green Innovations Ltd (GNIN)*	(a)	$-	-	$-	$-	$-	$-	$-
VistaGen Therapeutics Inc (VTGN)	(b)	490,117	349,498	(517,485)	287,500	294,400	(34,630)	6,900
Blink Charging Co (BLNK)	(c)	190,350	151,666	(367,142)	-	-	25,126	-
Blink Charging Co (BLNKW) (Warrants)	(c)	900	162,215	(468,496)	-	-	305,381	-
Aytu BioScience Inc (AYTU)	(d)	82,270	100,030	(144,094)	-	-	(38,206)	-
Lightbridge Corp. (LTBR)	(e)	37,511	299,028	(276,159)	-	-	(60,380)	-
Pulmatrix Inc. (PULM)	(f)	-	204,802	(183,737)	-	-	(21,065)	-
Axovant Sciences Ltd. (AXON)	(g)	-	103,938	(98,433)	-	-	(5,505)	-
Basanite Inc. (BASA)	(h)	-	42,998	(10,821)	30,000	56,000	(2,177)	26,000
Achieve Life Sciences (ACHV)	(i)	-	177,356	(112,221)	-	-	(65,135)	-
Decision Diagnostics (DECN)	(j)	-	20,479	(16,893)	-	-	(3,586)	-
Totals		$801,148	$1,612,010	$(2,195,481)	$317,500	$350,400	$99,823	$32,900	*

At September 30, 2019

Company		Beginning of Period Cost	Purchases	Sales Proceeds	End of Period Cost	Fair Value	Realized Gain (Loss)	Unrealized Gain (Loss)
VistaGen Therapeutics Inc (VTGN)	(b)	287,500	-	-	287,500	246,100	-	(41,400)
Basanite Inc. (BASA)	(h)	30,000	-	40,000	-	-	10,000	-
Totals		$317,500	$-	$40,000	$287,500	$246,100	$-	$(41,400)

* Represents the Unrealized Gain (Loss) at March 31, 2019 for securities being held by the Company. For the year ended March 31, 2019, there was a cumulative unrealized gain on trading securities of $223,349 on these investments.

**This amount represents the cumulative unrealized gain as of September 30, 2019, which includes $74,301 for the six months ended September 30, 2019.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(UNAUDITED)

(US$)

NOTE 11 – INVESTMENTS (CONTINUED)

Trading securities (Continued)

(a)	During the year ended March 31, 2018, the Company’s investment in Green Innovations, Ltd. was sold for net proceeds of $6,815 and was previously carried as an investment included within Current Assets. The Company’s investment in Green Innovations, Ltd. had a cost of $250,000. A loss of $243,185 was recognized on the sale of this security in the year ended March 31, 2018. For the year ended March 31, 2019, there was a realized gain of $125.

(b)	On December 11, 2017 the Company invested $480,000 in the common stock of VistaGen Therapeutics, Inc. (VTGN). The Company purchased 320,000 common shares along with 320,000 five-year warrants with a strike price of $1.50. On March 26, 2018, the Company purchased an additional 10,000 common shares. The investment in the common shares is recorded at fair valve with unrealized gains and losses, reflected in other operating income. The Company’s investment in VTGN has a cost of $490,117, unrealized loss of $183,910 and a fair value of $306,207 at March 31, 2018. During the year ended March 31, 2019, the Company purchased 59,380 shares of VTGN for $61,998 (average price per share of $1.04 per share) in the open market. The Company sold 389,380 shares of VTGN for $517,485 ($1.33 per share) for a realized loss of $34,630. The Company also purchased in a direct offering 230,000 restricted common shares directly from VTGN during the year ended March 31, 2019 for a cost of $287,500. As of September 30, 2019, these shares were not on deposit with the Company’s broker of record. As of September 30, 2019, the Company has an unrealized loss on these shares in the amount of $41,400, and for the year ended March 31, 2019 has recorded a total realized loss of $34,630 in VTGN. As September 30, 2019, these shares were not on deposit held with the Company’s broker of record.

(c)	The Company participated in an $18,500,250 underwritten public offering by BLINK, which closed on February 14, 2018. The Company invested $191,250 of its balance sheet cash and purchased 45,000 registered shares, as well as warrants exercisable immediately for a period of five (5) years from the date of issuance for up to 90,000 additional shares of common stock of BLINK. The Warrants carry an exercise price of $4.25 per share, and also trade on the NASDAQ under the ticker symbol: BLNKW. The Company’s investment in BLINK common stock and warrants had a cost of $191,250, unrealized loss of $35,955 and a fair value of $155,295 at March 31, 2018. During the three months ended June 30, 2018 the Company purchased 41,018 shares of BLINK at a cost of $151,666 (average price per share of $3.69). The Company sold its total holding of 86,018 shares of BLINK for $367,142 (average price per share of $4.26) realizing a gain of $25,126. During the three months ended June 30, 2018, the Company also purchased 208,800 warrants of BLNKW (average price per warrant of $0.77) and sold its entire position of 298,800 for $468,496 (average price per warrant of $1.60) realizing a gain of $305,381.

(d)	On March 2 and March 8, 2018, the Company purchased 188,300 common shares of AYTU Bioscience (ATYU). The investment in the common shares is recorded at fair valve with unrealized gains and losses, reflected in other operating income. The Company’s investment in ATYU had a cost of $82,270, unrealized gain of $37,677 and a fair value of $119,947 at March 31, 2018. During the year ended March 31, 2019, the Company purchased 260,000 shares of AYTU for a $100,830 (average price per share $0.38). During the year ended March 31, 2019, the Company sold all 448,300 shares of AYTU for $144,094 ($0.32 per share). During the year ended March 31, 2019, the Company had a realized loss of $38,206 on this holding.

(e)	On March 12, 2018, the Company purchased 25,000 common shares of Lightbridge Corp (LTBR). The investment in the common shares is recorded at fair valve with unrealized gains and losses, reflected in other operating income. The Company’s investment in LTBR had a cost of $37,511, unrealized loss of $8,261 and a fair value of $29,250 at March 31, 2018. During the year ended March 31, 2019, the Company purchased 287,405 shares of LTBR for $295,625 (average of $1.03 per share). During the year ended March 31, 2019, the Company sold 312,405 shares of LTBR for $276,159 (average price per share of $0.884) realizing a loss of $60,380.

(f)	During the year ended March 31, 2019, the Company purchased 391,514 shares of Pulmatix Inc. (PULM) for $204,802 (average per share price of $0.52). During the year ended March 31, 2019, the Company sold all 391,514 shares for $183,747 ($0.47 per share). The Company had a realized loss of $21,065 on this holding.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(UNAUDITED)

(US$)

NOTE 11 – INVESTMENTS (CONTINUED)

Trading securities (Continued)

(g)	During the year ended March 31, 2019, the Company purchased 40,000 shares of Axovant Sciences Ltd. (AXON) for $103,938 (average share price of $2.60). During the year ended March 31, 2019, the Company sold all 40,000 shares for $98,433 ($2.46 per share). The Company had a realized loss of $5,505 on this holding.

(h)	On July 5, 2018, the Company purchased 100,000 shares of Basanite Industries Inc. (BASA) (formerly Paymeon, Inc. (PAYM)) for $12,998 ($0.13 per share) in the open market. During July 2018 the Company sold the 100,000 shares for $10,821 ($0.11 per share) for a realized loss of $2,177. On July 9, 2018, the Company purchased 400,000 restricted common shares directly from the Company for $30,000 ($0.075 per share). During the three months ended September 30, 2019, the Company sold its 400,000 shares for $40,000 ($0.10 per share) recognizing a profit of $10,000.

(i)	During the year ended March 31, 2019, the Company purchased 44,000 common shares of Achieve Life Sciences (ACHV) for $177,355 ($4.03 per share). During the year ended March 31, 2019, the Company sold all 44,000 shares for $112,221 ($2.55 per share) for a realized loss of $65,135.

(j)	During the year ended March 31, 2019, the Company purchased 450,000 common shares of Decision Diagnostics (DECN) for $20,480 ($0.046 per share). During the year ended March 31, 2019, the Company sold all of its shares for $16,893 ($0.038 per share) for a realized loss of $3,586.

At September 30, 2019, the Company held warrants for AYTU to purchase 5,555 common shares at a strike price of $10.80 with an expiration of March 6, 2023. The strike price and number of shares were adjusted for the August 10, 2018, 1 for 20 reverse stock-split. At September 30, 2019, these warrants were out of the money by $9.59 per share and are not publicly traded, the Company has not recognized the value of these warrants as they are not liquid.

At September 30, 2019, the Company currently holds warrants for VTGN to purchase 320,000 shares of common stock at a strike price of $1.50 per share with an expiration of December 13, 2022 and warrants for VTGN to purchase 230,000 shares of common stock at a strike price of $1.50 per share with an expiration of February 28, 2022. At September 30, 2019, these warrants were out of the money by $0.25 per share. Since these warrants are not publicly traded, the Company has not recognized the value of these warrants as they are not liquid.

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

During the six months ended September 30, 2019, the Company had no digital currency activity.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(UNAUDITED)

(US$)

NOTE 11 – INVESTMENTS (CONTINUED)

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

The Company tested the investment value for Küdzoo as of March 31, 2019 for impairment. It was noted that the value of the company has increased based on recent equity raises in which the Company took part in. As a result of the new equity raises, the Company does not believe there is any impairment of this investment as of September 30, 2019.

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

The Company tested the investment value for Serendipity as of March 31, 2019 for impairment. It was noted that the value of the company has maintained its value through reviews of their financial performance, therefore, the Company does not believe there is any impairment of this investment as of September 30, 2019.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(UNAUDITED)

(US$)

NOTE 12 – FAIR VALUE MEASUREMENTS

The following summarizes the Company’s financial assets and liabilities that are measured at fair value on a recurring basis at September 30, 2019 and March 31, 2019:

	September 30, 2019
	Level 1	Level 2	Level 3	Total
Assets
Investment-trading securities	$246,100	$-	$-	$246,100
Cost method investment – Küdzoo	$-	$-	$57,900	$57,900
Cost method investment – Serendipity Brands	$-	$-	$35,000	$35,000

	March 31, 2019
	Level 1	Level 2	Level 3	Total
Assets
Investment-trading securities	$350,400	$-	$-	$350,400
Cost method investment – Küdzoo	$-	$-	$37,500	$37,500
Cost method investment – Serendipity Brands	$-	$-	$35,000	$35,000

NOTE 13 – CONCENTRATIONS

During the six months and year ended September 30, 2019 and March 31, 2019, we have one supplier for 100% of our product who is also the manufacturer of Tauri-GumTM.

For the six months ended September 30, 2019, one customer accounted for 41.11% of product sales from continuing operations. For the year ended March 31, 2019, one customer accounted for 97% of product sales from continuing operations.

NOTE 14 – SUBSEQUENT EVENTS

Subsequent to September 30, 2019, the Company issued additional shares of common stock as follows; (i) 250,000 shares for commitment shares relative to convertible note issued and (ii) 998,207 shares in conversion of convertible notes of $20,000 and accrued interest of $1,591.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(UNAUDITED)

(US$)

NOTE 14 – SUBSEQUENT EVENTS (CONTINUED)

On October 17, 2019, the Company entered into a Convertible Promissory Note (“BHP Note”), bearing an interest rate of 10% per annum, pursuant to a Securities Purchase Agreement with BHP Capital NY, Inc. dated October 7, 2019. The BHP Note has a maturity date of July 3, 2020 and carried a $5,000 original issue discount (such that $50,000 was funded to the Company on October 8, 2019). The holder is entitled, at its option, at any time after cash payment, to convert all or any amount of the principal face amount of the BHP Note then outstanding into shares of the Company’s common stock at a price for each share of common stock equal to 65% of the lowest daily volume weighted average price (VWAP) of the common stock as reported on the National Quotations Bureau OTC Markets exchange, which the Company’s shares are traded or any exchange upon which the common stock may be traded in the future, for the fifteen (15) prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. Holder shall be entitled to deduct $500.00 from the conversion amount in each Notice of Conversion to cover Holder’s deposit fees associated with each Notice of Conversion. The Borrower is required at all times to have authorized and reserved three times the number of shares that would be issuable upon full conversion of the Note (assuming that the 4.99% limitation is not exceeded) in effect, initially 7,000,000 shares. Borrower shall issue and deliver or cause to be issued and delivered to or upon the order of the Holder certificates for the Common Stock issuable upon such conversion within two (2) business days after such receipt. If delivery of the Common Stock issuable upon conversion of this Note is not delivered by the Deadline due to action and/or inaction of the Borrower, the Borrower shall pay to the Holder $2,000 per day in cash. The Borrower shall have the right, exercisable on not more than three (3) Trading Days prior written notice to the Holder of the Note to prepay the outstanding Note (principal and accrued interest) paying the holder the amounts as follows: : (i) if the redemption is within the first 90 days of the issuance date, then for an amount equal to 120% of the unpaid principal amount of this Note along with any interest that has accrued during that period, (ii) if the redemption is after the 91st day, but less than the 180th day of the issuance date, then for an amount equal to 133% of the unpaid principal amount of this Note along with any accrued interest. The BHP Note may not be redeemed after 180 days. Upon an event of default, among other default provisions set forth in the BHP Note, (i) interest shall accrue at a default interest rate of 24% per annum, (ii) Borrower shall fail to maintain the listing of the Common Stock on at least one of the OTC (which specifically includes the quotation platforms maintained by the OTC Markets Group) or an equivalent replacement exchange, (iii) Borrower shall fail to comply with the reporting requirements of the Exchange Act; and/or the Borrower shall cease to be subject to the reporting requirements of the Exchange Act, (iv) bankruptcy, (v) cessation of operations, (vi) liquidation, (vii) restatement of any financial statements filed by the Borrower with the SEC at any time after 180 days after the Issuance Date for any date or period until this Note is no longer outstanding, if the result of such restatement would, by comparison to the un-restated financial statement, have constituted a material adverse effect on the rights of the Holder with respect to this Note or the Purchase Agreement, and (viii) breach or default by the Borrower of any covenant or other term or condition contained in any of the Other Agreements, after the passage of all applicable notice and cure or grace periods, shall, at the option of the Holder, be considered a default. In the event of default due to restatement, failure to comply with the Exchange act, delisting from exchange or cross default the borrower must pay 150% times the sum the then outstanding principal amount of this Note plus (x) accrued and unpaid interest. During the period where any monies are owed to the Holder pursuant to this Note, if the Borrower engages in any future financing transactions with a third party investor, the Borrower will provide the Holder with written notice thereof promptly but in no event less than 10 days prior to closing any financing transactions. In the event the Holder determines that the terms of the subsequent investment are preferable to the terms of the securities of the Borrower issued to the Holder pursuant to the terms of the Purchase Agreement, the Holder will notify the Borrower in writing. Promptly after receipt of such written notice from the Holder, the Borrower agrees to amend and restate the Securities (which may include the conversion terms of this Note), to be identical to the instruments evidencing the subsequent investment.

On October 23, 2019, GS Capital Partners, LLC converted the remaining $20,000 of principal pursuant to an October 25, 2018 convertible note along with the accrued interest remaining on that note, at the conversion date in the amount of $1,591 into 998,207 shares of common stock (as noted above).

On October 16, 2019, the Company issued 250,000 commitment shares to noteholder, BHP Capital NY, Inc. pursuant to the October 17, 2019 BHP Note. The shares had a value of $9,750 ($0.039 per share) which was recorded as interest expense on the Company’s condensed consolidated balance sheet.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(UNAUDITED)

(US$)

NOTE 14 – SUBSEQUENT EVENTS (CONTINUED)

On November 7, 2019, Tauriga Sciences, Inc. (OTCQB stock symbol: TAUG, the “Company”) a nine-month convertible promissory note with Tangier’s Global, LLC (the “Tangier’s Note”) was effectuated. The Company received funds in the amount of $125,000 after reduction of the Original Issue Discount of $12,500. The $137,500 face value note matures on August 5, 2020 and bears and interest rate of 10%. The Note holder is entitled, at its option, at any time after cash payment, to convert all or any amount of the principal face amount of the Tangier’s Note then outstanding into shares of the Company’s common stock at a price for each share of common stock equal to 66% of the lowest daily volume weighted average price (VWAP) of the common stock as reported on the National Quotations Bureau OTC Markets exchange, which the Company’s shares are traded or any exchange upon which the common stock may be traded in the future, for the twenty (20) prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. If the Company is placed on “chilled” status with the DTC, the discount shall be increased by 10%, i.e., from 34% to 44%, until such chill is remedied. If the Company is not DWAC eligible through their transfer agent and DTC’s FAST system, the Conversion Price discount will be increased by 5%, i.e., from 34% to 39%. In the case of both, the Conversion Price discount shall be a cumulative increase of 15%, i.e., from 34% to 49%. Any default of this Note not remedied within the applicable cure period will result in a permanent additional 10% increase, i.e., from 34% to 44%, in the Conversion Price discount in addition to any and all other Conversion Price discounts, as provided above. Any conversion shall be effectuated by the Company delivering the shares of common stock to the Investor within 2 business days of receipt by the Company of the notice of conversion. Accrued but unpaid interest shall be subject to conversion. During the first 180 calendar days that the Tangier’s Note is in effect, the Company may redeem the note by paying to the note holder Investor an amount as follows: (i) if the redemption is within the first 90 days of the issuance date, then for an amount equal to 120% of the unpaid principal amount of this Note along with any interest that has accrued during that period, (ii) if the redemption is after the 91st day, but by the 180th day of the issuance date, then for an amount equal to 133% of the unpaid principal amount of this Note along with any accrued interest. The Company may not redeem the Tangier’s Note after the 180th day from entering into it without written approval by the noteholder. If the Company fails to deliver shares in accordance with the timeframe stated, the Holder, at any time prior to selling all of those shares, may rescind any portion, in whole or in part, of that particular conversion attributable to the unsold shares. Holder may not engage in any “shorting” or “hedging” transaction(s) in the Common Stock of the Company prior to conversion. Upon an event of default, among other default provisions set forth in the Tangier’s Note (i) interest shall accrue at a default interest rate of lesser of 20% per annum or the maximum rate permitted under applicable law; (ii) after the occurrence of an Event of Default that results in the eventual acceleration of this Note, an additional 10% increase to the Conversion Price discount will go into effect; (iii) a default in the timely issuance of underlying shares in excess of any conversion not delivered prior to 20 Trading Days after the Conversion Date, the Company shall pay to the Holder as liquidated damages an amount equal to $2,000 per day, until such certificate or certificates are delivered.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(UNAUDITED)

(US$)

NOTE 14 – SUBSEQUENT EVENTS (CONTINUED)

The Company shall be considered in default and subject to a mandatory default amount commencing 5 days after the occurrence the following but not limited to: (i) a default in payment of any amount due hereunder; (ii) a default in the timely issuance of underlying shares upon, which default continues for 2 Trading Days after the Company has failed to issue shares or deliver stock certificates within the 3rd Trading Day following the Conversion Date; (iii) failure by the Company for 3 days after notice has been received by the Company to comply with any material provision of this Note; (iv) failure of the Company to remain compliant with DTC, thus incurring a “chilled” status with DTC; (v) any default of any mortgage, indenture or instrument which may be issued, or by which there may be secured or evidenced any indebtedness, for money borrowed by the Company or for money borrowed the repayment of which is guaranteed by the Company, whether such indebtedness or guarantee now exists or shall be created hereafter; (vi) if the Company is subject to any Bankruptcy Event; (vii) any failure of the Company to satisfy its “filing” obligations under Securities Exchange Act of 1934, as amended (the “1934 Act”) and the rules and guidelines issued by OTC Markets News Service, OTCMarkets.com and their affiliates; (viii) failure of the Company to remain in good standing under the laws of its state of domicile; (ix) failure by the Company to maintain the Required Reserve in accordance with the term; (x) failure of Company’s Common Stock to maintain a closing bid price in its Principal Market for more than 3 consecutive Trading Days; (xi) any delisting from a Principal Market for any reason; (xii) failure by Company to pay any of its transfer agent fees in excess of $2,000 or to maintain a transfer agent of record; (xiii) any trading suspension imposed by the United States Securities and Exchange Commission (the “SEC”) under Sections 12(j) or 12(k) of the 1934 Act; (xiv) failure by the Company to meet all requirements necessary to satisfy the availability of Rule 144 to the Holder or its assigns, including but not limited to the timely fulfillment of its filing requirements as a fully-reporting issuer registered with the SEC, requirements for XBRL filings, and requirements for disclosure of financial statements on its website. In connection with the Tangier’s Note, the Company issued irrevocable transfer agent instructions reserving 35,000,000 shares (the “Share Reserve”) of its Common Stock for conversions under this Note. The Company covenants that it will at all times reserve and keep available for Holder, out of its authorized and unissued Common Stock solely for the purpose of issuance upon conversion of this Note, free from preemptive rights or any other actual contingent purchase rights of persons other than the Holder, five times the number of shares of Common Stock as shall be issuable. If the amount of shares on reserve in Holder’s name at the Company’s transfer agent for this Note shall drop below the Required Reserve, the Company will, within 2 Trading Days of notification from Holder, instruct the transfer agent to increase the number of shares so that the Required Reserve is met. Upon full conversion or repayment of this Tangier’s, any shares remaining in the Share Reserve shall be cancelled.

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

To begin this process, during the quarter ended December 31, 2018, the Company began discussions with a Maryland based chewing gum manufacturer - Per Os Biosciences LLC (“Per Os Bio”), which consummated in a manufacturing agreement in late December 2018 to launch and bring to market a white label line of CBD infused chewing gum under the brand name Tauri-GumTM. We have filed for trademark protection with the United States Patent and Trademark Office for our CBD infused chewing product line, including applications filed in April 2019 for TAURI-GUMMITM and TAURI-GUMMIESTM. In October 2019, we also filed trademark applications for the above-referenced marks in each of the European Union and Canada.

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

During the first quarter of fiscal year 2020, the Company began production of Blood Orange flavor of Tauri-GumTM which was completed in the second quarter of fiscal year 2020. The Company also began production of its Pomegranate flavored Tauri-GumTM in the third fiscal quarter of fiscal year 2020, which will be in addition to its mint and blood orange flavored products.

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

Under terms of this IRM Distribution Agreement, the Company will work closely with IRM to promote Tauri-GumTM. In connection with this IRM Distribution Agreement, the Company has also agreed to a one-time issuance of 450,000 shares of the Company’s restricted common stock and a cash stipend of $10,000 to IRM. [As of the date of this report, $6,000 of the $10,000 cash stipend has been paid. The value of the restricted shares was reflected as stock-based compensation with a grant date of April 8, 2019.

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

In connection with the SKL Agreement, the Company agreed to a one-time issuance of an aggregate of 1,000,000 restricted shares of the Company’s common stock, which are subject to the customary resale and transfer restrictions imposed under the rules and regulations of the Securities and Exchange Commission. The foregoing equity issuance to SKL and the other named persons affiliated with SKL was issued in accordance with the following schedule: (i) to Mr. Mahesh Lekkala, 500,000 restricted shares the Company’s common stock within ten (10) business days of April 30, 2019; and (ii) to SKL, 500,000, which were permitted to be immediately allocated by SKL to persons within its organization and, as such, (a) 250,000 of such shares were issued to SKL within ten (10) business days of April 30, 2019, and the additional issuance of (b) 250,000 of such shares to SKL within ten (10) business days of August 1, 2019, which shares were issued on August 1, 2019. Other than the payment terms for Tauri-GumTM product purchased and distributed under the terms of the Agreement, there is no additional cash payment due or owing by the Company thereunder. The value of the shares is reflected as stock-based compensation with a grant date of April 30, 2019. All but 250,000 shares were expensed the date of issuance, with those 250,000 shares valued over the term of the one-year agreement.

On May 11, 2019, the Company entered into a consulting agreement pursuant to the terms of the SKL distribution agreement, whereby Ms. Neelima Lekkala was appointed Vice President of Distribution & Marketing. This agreement has a one-year term and may be extended based upon mutual agreement of Ms. Lekkala and the Company. Ms. Lekkala will focus her efforts on the expansion of Tauri-GumTM in terms of gross sales and revenue growth through the acquisition of new customers, establishment of professional marketing materials & protocols, logistics improvement(s) and fulfillment services. Ms. Lekkala is not an executive officer of the Company and, therefore, is not deemed to be an affiliate of the Company. Ms. Lekkala’s compensation includes 250,000 shares of the Company’s restricted common stock, which are fully earned and vested upon the execution of her consulting agreement. These shares were issued May 20, 2019, having a value of $18,275 based on the closing price of the Company’s stock on that day. Additionally, Ms. Lekkala is entitled to receive a 30% commission on total gross sales through the sale of the Tauri-GumTM product line, which the Company may pay in either stock or cash at the election of Ms. Lekkala.

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

Though the Farm Bill removed industrial hemp from the Schedule I list, the Farm Bill preserved the regulatory authority of the FDA over cannabis and cannabis-derived compounds used in food and pharmaceutical products under the Federal Food, Drug, and Cosmetic Act (FD&C Act) and section 351 of the Public Health Service Act. The FDA has been clear that it intends to use this authority to regulate cannabis and cannabis-derived products, including CBD, in the same manner as any other food or drug ingredient. In addition to holding the hearing, the agency had requested comments by July 2, 2019 regarding any health and safety risks of CBD use, and how products containing CBD are currently produced and marketed, which comment period was then extended by two weeks following July 2nd. See our Risk Factors for more information about these items, as well as certain related disclosures included our Results of Operations under the heading “Going Concern”.

The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding, success in developing and marketing its products and the level of competition and potential regulatory enforcement actions. These risks and others are described in greater detail in the risk factors set forth in our annual report on 10-K for the year ended March 31, 2019, as supplemented by the risk factors set forth in Item 1A of Part II of this Form 10-Q.

2019 Increase in Authorized Shares

On July 26, 2019, the Company held a meeting of its board of directors. The matters voted on and approved at the meeting included an amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of the Company’s common stock, $0.00001 par value per share from 100,000,000 to 400,000,000 shares (the “Authorized Shares Increase”). The increase in the authorized shares was approved by the shareholders of record at a special meeting of shareholders on September 10, 2019, and the Company promptly filed its Amended Articles of Incorporation with the division of corporations of the State of Florida to effectuate the increase in authorized shares, which was formally accepted by the Florida Division of Corporations on September 12, 2019.

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

The Company made an assessment for impairment of its investment in Honeywood at the entity level. During the relationship between the Company and Honeywood, Honeywood had a working capital deficiency and had a history of operating losses. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 320-10-35-28, “Investments—Debt and Equity Securities”, a Company may not record an impairment loss on the investment but shall continue to evaluate whether the investment is impaired (that is, shall estimate the fair value of the investment) in each subsequent reporting period until either of the following occurs: a) the investment experiences a recovery of fair value up to (or beyond) its cost; or b) the entity recognizes an other-than-temporary impairment loss. At the time of the Honeywood Conversion Agreement, the receivable balance under the Note of $199,119 had been fully written off by the Company in a prior period. As a result of the Honeywood Conversion Agreement, the Company deemed the investment to have no current value. The Company recorded this investment at $0. Thus, no recovery of bad debt and no impairment will be recognized in this period.

Pilus Energy

On January 28, 2014, the Company acquired Pilus Energy, LLC (“Pilus”), an Ohio limited liability company and a developer of alternative cleantech energy platforms using proprietary microbial solutions that create electricity while consuming polluting molecules from wastewater.

On December 22, 2016, the Company entered in a membership interest transfer agreement with Open Therapeutics whereby the Company sold 80% of its membership interest in Pilus back to Open Therapeutics for consideration of the termination of 80% of the unexercised portion of the warrants to purchase the Company’s common stock. Open Therapeutics agreed to pay to the Company 20% of the net profit generated Pilus Energy from its previous year’s earnings, if any. Through September 30, 2019, there has been no activity recorded by Open Therapeutics with respect to Pilus Energy.

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

As of September 30, 2019, Tauriga BDC has not installed any of these machines in any locations, and no revenue has been generated through the Blink contract.

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

RESULTS OF OPERATIONS

For the three and six months ended September 30, 2019 compared to the three and six months ended September 30, 2018

The results of operations included herein contain only those operations that are part of our continuing operations. For discussion regarding our past operations which have since been disposed of, please refer to our Annual Report.

Revenue

During March 2019, the Company began to realize sales of Tauri-GumTM with recognized gross revenue of $57,134. Revenues for the six months ended September 30, 2019 were $114,100. The Company’s sales came from online, distributors and wholesale clients. For the purposes of sales by sales channel segmentation, distributor sales include sales to customers that were distributors.

Sales of Tauri-GumTM by sales channel for the three and six months ended September 30,

	For the three months ended September 30,		For the six months ended September 30,
	2019	2018	2019	2018
Distributor	$-	$-	$15,592	$-
Online	1,186	-	3,796	-
Wholesale	68,537	-	94,712	-
Total	$69,723	$-	$114,100	$-

As Tauri-GumTM sales were first recognized in March 2019, there was no revenue recognized during the six months ended September 30, 2018.

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

Commissions earned under this contract with Tauriga Biz Dev Corp. will be recorded as revenue when earned. Based on a binding agreement in place between BLINK and the referral provided by the Company, revenue will be recorded based on equipment value purchased or placed in service as well as the length of the contract. The Company is currently working towards its goal of generating potential revenue deriving from this Reseller Agreement with BLINK. For the six months ended September 30, 2019 and 2018, there has been no sales and no revenue generated from this product line.

Cost of Goods Sold

For the three and six months ended September 30, 2019, the Company had cost of goods sold in the amount of $61,481 and $90,899 as a result of sales of Tauri-GumTM to online customers, distributors and wholesale clients. For the purposes of cost of goods sold segmentation distributor cost of goods sold includes sales to customers that were distributors.

Cost of Goods Sold by sales channel for Tauri-GumTM for the three and six months ended September 30, 2019 and 2018 were:

	For the three months ended September 30,		For the six months ended September 30,
	2019	2018	2019	2018
Distributor	$-	$-	$11,340	$-
Online	$407	-	1,265	-
Wholesale	$61,074	-	$78,294	-
Total	61,481	$-	$90,899	$-

As Tauri-GumTM sales were first recognized in March 2019, there was no cost of goods sold recognized during the six months ended September 30, 2018.

Operating Expenses

Marketing and advertising expense

For the three months ended September 30, 2019, marketing and advertising expense from continuing operations was $4,129 compared to none for the same period in the prior year, respectively, due to cost of Tauri-gumTM samples allocated from inventory.

For the six months ended September 30, 2019, marketing and advertising expense from continuing operations was $134,677 compared to none for the same period in the prior year, respectively, largely due to a payment under a distribution agreement in the amount of $125,000 as well as Tauri-gumTM samples allocated from inventory in the amount of $4,477.

Research and development

There was no research and development expense for the three months ended September 30, 2019.

For the six months ended September 30, 2019, research and development expense was $3,852 compared to none for the same period in the prior year. The current year increased expense was due to the Tauri-GumTM increased spending on product design.

General and Administrative Expense

For the three months ended September 30, 2019, general and administrative expenses were largely unchanged at $291,920 compared to $296,273 during the same period in the prior year.

For the six months ended September 30, 2019 and 2018, general and administrative expenses were $920,763 and $518,311, respectively. This increase of $402,252 was primarily attributable to $237,253 increase in stock-based compensation, $73,267 of increased consulting expense, $62,523 addition legal and proxy filing fees, $11,500 increase in conference fees and $8,465 increase in press release expense.

Depreciation and amortization

For the three months ended September 30, 2019 and 2018, depreciation and amortization expense was $232 and $259, respectively. Depreciation expense decrease of $27 was due to depreciation expense on old computer equipment was slightly higher than its replacement.

For the six months ended September 30, 2019 and 2018, depreciation and amortization expense was $464 and $518, respectively. Depreciation expense decrease of $54 was due to depreciation expense on old computer equipment was slightly higher than its replacement.

Interest Expense

For the three months ended September 30, 2019 and 2018, interest expense was $174,742 and $2,570 , respectively. Interest expense increase of $172,172 was due to an increase in interest carry cost of $8,849 due to a much higher debt level as well as increased debt discount amortization of $152,823 as well as $10,500 for the value of commitment shares issued to a note holder.

For the six months ended September 30, 2019 and 2018, interest expense was $296,556 and $26,066, respectively. Interest expense increase of $270,490 was due to an increase in interest carry cost of $17,177 due to a much higher debt level offset by a prepayment penalty on a convertible note in the amount of $16,657, $10,500 for the value of commitment shares issued to a note holder, increased debt discount amortization of $259,470.

Net Income (Loss)

The Company generated a net loss from continuing operations of $629,710 for the three months ended September 30, 2019 compared net loss of $265,552 during the three months ended September 30, 2018. This variance was largely due to a difference of $311,901 in the unrealized loss on trading securities in the current period from a gain in the prior period, offset by a prior period actual loss on the sale of trading securities in the amount of $119,395 as well as higher interest expense of $172,172.

The Company generated a net loss from continuing operations of $1,279,034 for the six months ended September 30, 2019 compared to a net loss of $98,764 during the six months ended September 30, 2018. This difference was largely due to a larger gain on the sale of trading securities in the amount of $220,6250, the difference of $295,686 in the unrealized loss on trading securities in the current period from a gain in the prior period, as well as higher general and administrative expense in the amount of $402,452 as well as higher interest expense of $270,490 offset by a gain on the extinguishment of debt of $113,466.

Liquidity and Capital Resources

At September 30, 2019, we had cash of $30,010 and $246,100 of securities compared to March 31, 2019 of $385,943 and $350,400 of trading securities. We have historically met our cash needs through a combination of proceeds from private placements of our securities, loans and convertible notes. Our cash requirements are generally for purchases of inventory as well as selling, general and administrative activities. We believe that our cash balance is not sufficient to finance our cash requirements for expected operational activities, capital improvements, and partial repayment of debt through the next 12 months.

For operating activities, we used cash of $655,533 for the six months ended September 30, 2019 compared to $34,502 cash provided during the six months ended September 30, 2018. The principal elements of cash flow from operations for the six months ended September 30, 2019 were $412,530 common stock issued and issuable for services (including stock based compensation), amortization of debt discount of $241,379 offset by an increase in inventory $114,264 and a gain on the extinguishment of debt in the amount of $113,468.

During the six months ended September 30, 2018, principal elements of cash flow from operations were realized and unrealized gains on the sale of marketable securities of $230,625 and $221,385, respectively, offset by proceeds from trading securities in the amount of $354,413, stock-based compensation expense of $175,276 and a net loss of $98,764.

Cash used in investing activities during the six months ended September 30, 2019 and 2018 was $20,400 and $8,909, respectively. During 2019, the Company invested $20,400 in a private Company. During 2018, the Company purchased equipment for $10,086, invested $15,000 in a private company as well as purchased digital currency in the amount of $16,177.

Cash provided by in financing activities during the six months ended September 30, 2019 was $320,000 compared to $25,000 cash used during the same period in the prior year. During 2019, the Company had proceeds from the sale of common stock in the amount of $15,000 and $305,000 proceeds from convertible notes payable. During 2018, the Company had $25,000 proceeds from notes payable and used $50,000 to repay principal on notes payable.

As of September 30, 2019, current assets exceeded our current liabilities by $201,968 compared to $490,436 at March 31, 2019. During 2019, the Company’s net assets decreased while current liabilities remained relatively constant. At September 30, 2019, current assets were $617,631 compared to $947,816. The Company’s current assets decrease was largely due to a decrease in the cash balance decreased by $355,933 as well as a decrease in trading securities of $104,300 offset by an increase in inventory of $ and an increase in trading securities $114,624. At September 30, 2019, current liabilities were $415,663 compared to $457,380 at March 31, 2019. The Company’s decrease in current liabilities was mainly due to a decrease in the liability to issue stock of $172,500 offset by an increase in notes payable net of discounts and accrued expenses.

Going Concern

During the fourth quarter of the year ended March 31, 2019, the Company began sales and marketing efforts for its Mint flavored Tauri-GumTM product. During the three months ended March 31, 2019, the Company recognized sales of $57,134 and recognized a gross profit of $20,006, which has continued into the six months ended September 30, 2019 where the Company recognized revenue of $114,100 and a gross profit of $23,201. During the six months ended September 30, 2019, the Company has entered into multiple distribution agreements and has engaged an independent contractor to act as Vice President of Distribution and Marketing. Although the Company’s working capital surplus of $201,968 at September 30, 2019 has remained constant in the past year, the Company still believes that there is uncertainty with respect to continuing as a going concern.

On July 1, 2019, months after the NYC Department of Heath announced a ban on cannabidiol in foods and beverages (mainly focused on restaurants and baked goods), the updated New York City Health Code now includes an embargoing of CBD-infused Edible(s) Products (including packaged products). The Company is hopeful that the FDA as well as the New York City Council will implement regulations surrounding the CBD industry in a logical and prompt manner. The FDA’s uncertainty surrounding CBD was the initial cause of the New York City ban, and we believe further clarification from the FDA supporting its safety and regulating its labeling will also offer a clearer pathway to the New York City CBD market. The Company believes it is well positioned under the circumstances and has taken a conservative approach towards its products, including, for example, ensuring that its product manufacturer periodically tests for compliance with the Agricultural Improvement Act of 2018, such as utilizing CBD oils from hemp plants which contain 0% THC content. The Company remains confident that this embargo on CBD Edible(s) products will be lifted and/or clarified. As a result of this embargo, the Company has taken the necessary steps to ensure that their marketing efforts are focused on areas outside of New York City, while maintaining its physical presence in New York City.

The Company, in the short term, intends to continue funding its operations either through cash-on-hand or through financing alternatives. Management’s plans with respect to this include raising capital through equity markets to fund future operations as well as the possible sale of its remaining marketable securities which had a market value of $246,100 at September 30, 2019. In the event the Company cannot raise additional capital to fund and/or expand operations or fails to raise adequate capital and generate adequate sales revenue, or if the regulatory landscape were to become more difficult or result in regulatory enforcement, it could result in the Company having to curtail or cease operations.

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

Off-Balance Sheet Arrangements

As of September 30, 2019, the Company had no off-balance sheet arrangement as defined in Item 303(a)(4) of Regulation S-K.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of November 12, 2019, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

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

As a result of our December 13, 2017 purchase of shares of Vistagen Therapeutics Inc. (NASDAQ: VTGN), and the subsequent investments the Company has made in public and privately held companies in the subsequent period, the investment securities presently held by us exceeds 40% of our total assets, exclusive of cash items and, accordingly, we are currently an inadvertent investment company. As of September 30, 2019 the Company holds common stock in one company and warrants exercisable for common stock in two companies. An inadvertent investment company can avoid being classified as an investment company if it can rely on one of the exclusions under the 1940 Act. One such exclusion, Rule 3a-2 under the 1940 Act, allows an inadvertent investment company a grace period of one year from the earlier of (a) the date on which an issuer owns securities and/or cash having a value exceeding 50% of the issuer’s total assets on either a consolidated or unconsolidated basis and (b) the date on which an issuer owns or proposes to acquire investment securities having a value exceeding 40% of the value of such issuer’s total assets (exclusive of government securities and cash items) on an unconsolidated basis. We have taken actions to cause the investment securities held by us to be less than 40% of our total assets, and will continue to evaluate other feasible actions towards this end, which may include acquiring assets with our cash on hand, consummating a significant merger/acquisition transaction, or liquidating our investment securities. We also may seek a no-action letter from the SEC if we are unable to acquire sufficient non-securities assets or liquidate sufficient investment securities in a timely manner.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended September 30, 2019, the Company issued shares of common stock as follows: (i) 250,000 shares under distribution agreements; (ii) 5,523,714 shares for conversion of debt and (iii) 250,000 shares for debt commitment, each as more fully described below.

Subsequent to September 30, 2019 through this report date, the Company issued shares of common stock as follows: (i) 988,207 shares for conversion of debt and (iii) 250,000 shares for debt commitment, as more fully described below.

During the three months ended September 30, 2019, the Company issued the final 250,000 shares under the terms of a distribution agreement entered into with Sai Krishna LLC (“SKL”), a New Jersey based distributor on April 30, 2019. Under the SKL Distribution Agreement, (the Company agreed to a one-time issuance of an aggregate of 1,000,000 restricted common shares the Company’s stock, which are subject to the customary resale and transfer restrictions imposed under the rules and regulations of the Securities and Exchange Commission, in accordance with the following schedule: (i) to Mr. Mahesh Lekkala, 500,000 restricted shares the Company’s common stock within ten (10) business days of April 30, 2019; and (ii) to SKL, 500,000, which were permitted to be immediately allocated by SKL to persons within its organization and, as such, (a) 250,000 of such shares were issued to SKL within ten (10) business days of April 30, 2019, and the additional issuance of (b) 250,000 of such shares were issued to SKL within ten (10) business days of August 1, 2019. The value of the shares were reflected as stock-based compensation with a grant date of April 30, 2019 and were valued over the term of the one-year agreement.

On July 18, 2019, GS Capital Partners, LLC converted the remaining $75,000 of principal pursuant to an October 25, 2018 convertible note, along with the accrued interest on that note in the amount of $4,372, into an aggregate of 2,719,170 shares of common stock.

On July 22, 2019, the Company and Jefferson Street Capital, LLC (“Jefferson Street”) consummated entry into a Securities Purchase Agreement and Convertible Note whereby the Company borrowed $55,000 at 10% annual interest under a term of nine-months. The note is convertible into restricted stock of the Company. In connection with this agreement, the Company issued 250,000 commitment shares having a value of $10,500 ($0.042 per share) which is reflected as interest expense in the Company’s condensed consolidated statement of operations during the three months ended September 30, 2019. The restricted stock was valued at the closing price on July 22, 2019. Legal fees of $2,000 were deducted from cash proceeds of the note payable to investor’s counsel, and there was a $5,000 original issue discount recognized. The Company received cash proceeds of $48,000. Under the note, the Company reserved up to 15,000,000 shares following the increase in the Company’s authorized common shares, which was approved by the Board of Directors on July 26, 2019 and subsequently by the Company’s shareholders at a special meeting held on September 10, 2019. Jefferson Street may, at any time, at its option, convert all or any amount of the principal face amount of the note then outstanding into shares of the Company’s common stock at a conversion price for each share of Common Stock equal to 65% of the lowest volume weighted average price for the Company’s common stock during the previous fifteen trading day period as reported on the National Quotations Bureau OTC Markets exchange which the Company’s shares are traded or any exchange upon which the Common Stock may be traded in the future, including the day upon which a notice of conversion is received by the Company. This note contains a provision where if the Company shall have defaulted on or breached any term of any other note of similar debt instrument into which the Company has entered and failed to cure such default within the appropriate grace period they would be considered in default of this note.

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

On August 12, 2019, the Company received $47,500 net proceeds for the second of two notes (the “Back-End Note”) under a December 20, 2018 security purchase agreement with Adar Alef, LLC whereby the Company issued two 8% convertible redeemable notes in the cumulative principal amount of $110,000. Both notes were for $55,000 and had funded with net proceeds of $47,500, after the deduction of $5,000 for OID and $2,500 in legal fees. The first note was previously funded on December 24, 2018 and was fully converted on March 18, 2019. The Back-End Note was initially paid for by an offsetting promissory note issued by Adar Alef, LLC to the Company (the “Note Receivable”). The terms of the Back-End Note required cash funding prior to any conversion thereunder. The Note Receivable was due December 20, 2019, unless certain conditions were not met, in which case both the Back-End Note and the Note Receivable may both have been cancelled. The Back-End Note has a maturity date one year from the date of issuance upon which any outstanding principal and interest is due and payable. The face value amount plus accrued interest under the Back-End Note are convertible into shares of the Company’s common stock at a price for each share of common stock equal to 60% of the lowest daily VWAP of the common stock as reported on the National Quotations Bureau OTC Markets market on which the Company’s shares are traded or any exchange upon which the common stock may be traded in the future, for the 20 prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. In the event the Company experiences a DTC “chill” on its shares, the conversion price shall be decreased to 50% instead of 60% while that “chill” is in effect. Upon an event of default, principal and accrued interest will become immediately due and payable under the notes. Additionally, upon an event of default, both notes will accrue interest at a default interest rate of 24% per annum or the highest rate of interest permitted by law. Further, certain events of default may trigger penalty and liquidated damage provisions. (This note contains a provision where if the Company shall have defaulted on or breached any term of any other note of similar debt instrument into which the Company has entered and failed to cure such default within the appropriate grace period they would be considered in default of this note. This Back-End Note may not be repaid. The note holder may redeem this note at any time after the first six months.

On September 13, 2019, we entered into a one year 8% $100,000 Convertible Note with Odyssey Funding, LLC (“Investor”) pursuant to the terms of a Securities Purchase Agreement (the “Odyssey Note”). The Odyssey Note has a maturity date of September 13, 2020 and carried a $5,000 original issue discount (such that $95,000 was funded to the Company at closing). The Investor is entitled, at its option, at any time after cash payment, to convert all or any amount of the principal face amount of the Odyssey Note then outstanding into shares of the Company’s common stock at a price for each share of common stock equal to 64% of the lowest daily volume weighted average price of the common stock as reported on the National Quotations Bureau OTC Markets exchange, which the Company’s shares are traded or any exchange upon which the common stock may be traded in the future, for the fifteen (15) prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. Such conversion shall be effectuated by the Company delivering the shares of common stock to the Investor within 3 business days of receipt by the Company of the notice of conversion. Accrued but unpaid interest shall be subject to conversion. To the extent the conversion price of the Company’s common stock closes below the par value per share, the Company will take all steps necessary to solicit the consent of the stockholders to reduce the par value to the lowest value possible under law. The Company agrees to honor all conversions submitted pending this decrease. In the event the Company experiences a DTC “Chill” on its shares, the conversion price shall be decreased to 54% instead of 64% while that “Chill” is in effect. In no event shall the Investor be allowed to effect a conversion if such conversion, along with all other shares of Company Common Stock beneficially owned by the Investor and its affiliates would exceed 4.99% of the outstanding shares of the Common Stock of the Company (which may be increased up to 9.9% upon 60 days’ prior written notice by the Investor. During the first 180 calendar days that the Odyssey Note is in effect, the Company may redeem the Odyssey Note by paying to the Investor an amount as follows: (i) if the redemption is within the first 60 days of the issuance date, then for an amount equal to 125% of the unpaid principal amount of this Note along with any interest that has accrued during that period, (ii) if the redemption is after the 61st day, but by the 120th day of the issuance date, then for an amount equal to 135% of the unpaid principal amount of this Note along with any accrued interest, and (iii) if the redemption is after the 120th day, but less than the 180th day of the issuance date, then for an amount equal to 140% of the unpaid principal amount of this Note along with any accrued interest. The Company may not redeem the Odyssey Note after the 180th day from entering into it. Upon an event of default, among other default provisions set forth in the Odyssey Note, (i) interest shall accrue at a default interest rate of 24% per annum or, if such rate is usurious or not permitted by current law, then at the highest rate of interest permitted by law. (ii) if the Company shall fail to deliver to the Investor the shares of common stock without restrictive legend (when permissible in accordance with applicable law) within three (3) business days of its receipt of a notice of conversion, then the Company shall pay a penalty of $250 per day the shares are not issued beginning on the 4th day after the conversion notice was delivered to the Company (which shall be increased to $500 per day beginning on the 10th day); (iii) if the Company’s stock ceases to be listed on an exchange, its stock is suspended from trading for more than 10 consecutive trading days or the Company ceases to file its reports with the SEC under the Securities Exchange Act of 1934, as amended, then the outstanding principal due under the Odyssey Note shall increase by 50%; or (iv) if the Odyssey Note is not paid at maturity, the outstanding principal due under this Note shall increase by 10%.

In connection with the Odyssey Note, the Company issued irrevocable transfer agent instructions reserving 22,727,000 shares (the “Share Reserve”) of its Common Stock for conversions under this Note. The Investor shall have the right to periodically request that the number of reserved shares be increased so that the number of reserved shares at least equals four hundred percent of the number of shares of Company common stock issuable upon conversion of the Note so long as there are sufficient authorized and unissued shares of the Company not otherwise reserved available to do so. Upon full conversion or repayment of this Odyssey Note, any shares remaining in the Share Reserve shall be cancelled and put back into the Company’s treasury.

On September 24, 2019, GS Capital Partners, LLC converted $45,000 of principal pursuant to an October 25, 2018 convertible note along with the accrued interest on that note in the amount of $3,294, into 2,804,544 shares of common stock.

On October 17, 2019, the Company entered into a Convertible Promissory Note, bearing an interest rate of 10% per annum, pursuant to a Securities Purchase Agreement with BHP Capital NY, Inc. dated October 7, 2019 (the “BHP Note”). The BHP Note has a maturity date of July 3, 2020 and carried a $5,000 original issue discount (such that $50,000 was funded to the Company on October 8, 2019). The holder is entitled, at its option, at any time after cash payment, to convert all or any amount of the principal face amount of the BHP Note then outstanding into shares of the Company’s common stock at a price for each share of common stock equal to 65% of the lowest daily volume weighted average price (VWAP) of the common stock as reported on the National Quotations Bureau OTC Markets exchange, which the Company’s shares are traded or any exchange upon which the common stock may be traded in the future, for the fifteen (15) prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. Holder shall be entitled to deduct $500.00 from the conversion amount in each Notice of Conversion to cover Holder’s deposit fees associated with each Notice of Conversion. The Borrower is required at all times to have authorized and reserved three times the number of shares that would be issuable upon full conversion of the Note (assuming that the 4.99% limitation is not exceeded) in effect, initially 7,000,000 shares. Borrower shall issue and deliver or cause to be issued and delivered to or upon the order of the Holder certificates for the Common Stock issuable upon such conversion within two (2) business days after such receipt. If delivery of the Common Stock issuable upon conversion of this Note is not delivered by the Deadline due to action and/or inaction of the Borrower, the Borrower shall pay to the Holder $2,000 per day in cash. The Borrower shall have the right, exercisable on not more than three (3) Trading Days prior written notice to the Holder of the Note to prepay the outstanding Note (principal and accrued interest) paying the holder the amounts as follows: : (i) if the redemption is within the first 90 days of the issuance date, then for an amount equal to 120% of the unpaid principal amount of this Note along with any interest that has accrued during that period, (ii) if the redemption is after the 91st day, but less than the 180th day of the issuance date, then for an amount equal to 133% of the unpaid principal amount of this Note along with any accrued interest. The BHP Note may not be redeemed after 180 days. Upon an event of default, among other default provisions set forth in the BHP Note, (i) interest shall accrue at a default interest rate of 24% per annum, (ii) Borrower shall fail to maintain the listing of the Common Stock on at least one of the OTC (which specifically includes the quotation platforms maintained by the OTC Markets Group) or an equivalent replacement exchange, (iii) Borrower shall fail to comply with the reporting requirements of the Exchange Act; and/or the Borrower shall cease to be subject to the reporting requirements of the Exchange Act, (iv) bankruptcy, (v) cessation of operations, (vi) liquidation, (vii) restatement of any financial statements filed by the Borrower with the SEC at any time after 180 days after the Issuance Date for any date or period until this Note is no longer outstanding, if the result of such restatement would, by comparison to the un-restated financial statement, have constituted a material adverse effect on the rights of the Holder with respect to this Note or the Purchase Agreement, and (viii) breach or default by the Borrower of any covenant or other term or condition contained in any of the Other Agreements, after the passage of all applicable notice and cure or grace periods, shall, at the option of the Holder, be considered a default. In the event of default due to restatement, failure to comply with the Exchange act, delisting from exchange or cross default the borrower must pay 150% times the sum the then outstanding principal amount of this Note plus (x) accrued and unpaid interest. During the period where any monies are owed to the Holder pursuant to this Note, if the Borrower engages in any future financing transactions with a third party investor, the Borrower will provide the Holder with written notice thereof promptly but in no event less than 10 days prior to closing any financing transactions. In the event the Holder determines that the terms of the subsequent investment are preferable to the terms of the securities of the Borrower issued to the Holder pursuant to the terms of the Purchase Agreement, the Holder will notify the Borrower in writing. Promptly after receipt of such written notice from the Holder, the Borrower agrees to amend and restate the Securities (which may include the conversion terms of this Note), to be identical to the instruments evidencing the subsequent investment.

On October 16, 2019, the Company issued 250,000 unregistered commitment shares of common stock to BHP Capital NY, Inc. pursuant to the October 17, 2019 BHP Note (described above). The shares had a value of $9,750 ($0.039 per share) which was recorded as interest expense on the Company’s condensed consolidated balance sheet.

On October 23, 2019, GS Capital Partners, LLC converted the remaining $20,000 of principal pursuant to the previously disclosed and described October 25, 2018 convertible note along with the accrued interest remaining on that note, at the conversion date in the amount of $1,591 into 998,207 shares of common stock.

On November 7, 2019, Tauriga Sciences, Inc. (OTCQB stock symbol: TAUG, the “Company”) a nine-month convertible promissory note with Tangier’s Global, LLC (the “Tangier’s Note”) was effectuated. The Company received funds in the amount of $125,000 after reduction of the Original Issue Discount of $12,500. The $137,500 face value note matures on August 5, 2020 and bears and interest rate of 10%. The Note holder is entitled, at its option, at any time after cash payment, to convert all or any amount of the principal face amount of the Tangier’s Note then outstanding into shares of the Company’s common stock at a price for each share of common stock equal to 66% of the lowest daily volume weighted average price (VWAP) of the common stock as reported on the National Quotations Bureau OTC Markets exchange, which the Company’s shares are traded or any exchange upon which the common stock may be traded in the future, for the twenty (20) prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. If the Company is placed on “chilled” status with the DTC, the discount shall be increased by 10%, i.e., from 34% to 44%, until such chill is remedied. If the Company is not DWAC eligible through their transfer agent and DTC’s FAST system, the Conversion Price discount will be increased by 5%, i.e., from 34% to 39%. In the case of both, the Conversion Price discount shall be a cumulative increase of 15%, i.e., from 34% to 49%. Any default of this Note not remedied within the applicable cure period will result in a permanent additional 10% increase, i.e., from 34% to 44%, in the Conversion Price discount in addition to any and all other Conversion Price discounts, as provided above. Any conversion shall be effectuated by the Company delivering the shares of common stock to the Investor within 2 business days of receipt by the Company of the notice of conversion. Accrued but unpaid interest shall be subject to conversion. During the first 180 calendar days that the Tangier’s Note is in effect, the Company may redeem the note by paying to the note holder Investor an amount as follows: (i) if the redemption is within the first 90 days of the issuance date, then for an amount equal to 120% of the unpaid principal amount of this Note along with any interest that has accrued during that period, (ii) if the redemption is after the 91st day, but by the 180th day of the issuance date, then for an amount equal to 133% of the unpaid principal amount of this Note along with any accrued interest. The Company may not redeem the Tangier’s Note after the 180th day from entering into it without written approval by the noteholder. If the Company fails to deliver shares in accordance with the timeframe stated, the Holder, at any time prior to selling all of those shares, may rescind any portion, in whole or in part, of that particular conversion attributable to the unsold shares. Holder may not engage in any “shorting” or “hedging” transaction(s) in the Common Stock of the Company prior to conversion. Upon an event of default, among other default provisions set forth in the Tangier’s Note (i) interest shall accrue at a default interest rate of lesser of 20% per annum or the maximum rate permitted under applicable law; (ii) after the occurrence of an Event of Default that results in the eventual acceleration of this Note, an additional 10% increase to the Conversion Price discount will go into effect; (iii) a default in the timely issuance of underlying shares in excess of any conversion not delivered prior to 20 Trading Days after the Conversion Date, the Company shall pay to the Holder as liquidated damages an amount equal to $2,000 per day, until such certificate or certificates are delivered. The Company shall be considered in default and subject to a mandatory default amount commencing 5 days after the occurrence the following but not limited to: (i) a default in payment of any amount due hereunder; (ii) a default in the timely issuance of underlying shares upon, which default continues for 2 Trading Days after the Company has failed to issue shares or deliver stock certificates within the 3rd Trading Day following the Conversion Date; (iii) failure by the Company for 3 days after notice has been received by the Company to comply with any material provision of this Note; (iv) failure of the Company to remain compliant with DTC, thus incurring a “chilled” status with DTC; (v) any default of any mortgage, indenture or instrument which may be issued, or by which there may be secured or evidenced any indebtedness, for money borrowed by the Company or for money borrowed the repayment of which is guaranteed by the Company, whether such indebtedness or guarantee now exists or shall be created hereafter; (vi) if the Company is subject to any Bankruptcy Event; (vii) any failure of the Company to satisfy its “filing” obligations under Securities Exchange Act of 1934, as amended (the “1934 Act”) and the rules and guidelines issued by OTC Markets News Service, OTCMarkets.com and their affiliates; (viii) failure of the Company to remain in good standing under the laws of its state of domicile; (ix) failure by the Company to maintain the Required Reserve in accordance with the term; (x) failure of Company’s Common Stock to maintain a closing bid price in its Principal Market for more than 3 consecutive Trading Days; (xi) any delisting from a Principal Market for any reason; (xii) failure by Company to pay any of its transfer agent fees in excess of $2,000 or to maintain a transfer agent of record; (xiii) any trading suspension imposed by the United States Securities and Exchange Commission (the “SEC”) under Sections 12(j) or 12(k) of the 1934 Act; (xiv) failure by the Company to meet all requirements necessary to satisfy the availability of Rule 144 to the Holder or its assigns, including but not limited to the timely fulfillment of its filing requirements as a fully-reporting issuer registered with the SEC, requirements for XBRL filings, and requirements for disclosure of financial statements on its website. In connection with the Tangier’s Note, the Company issued irrevocable transfer agent instructions reserving 35,000,000 shares (the “Share Reserve”) of its Common Stock for conversions under this Note. The Company covenants that it will at all times reserve and keep available for Holder, out of its authorized and unissued Common Stock solely for the purpose of issuance upon conversion of this Note, free from preemptive rights or any other actual contingent purchase rights of persons other than the Holder, five times the number of shares of Common Stock as shall be issuable. If the amount of shares on reserve in Holder’s name at the Company’s transfer agent for this Note shall drop below the Required Reserve, the Company will, within 2 Trading Days of notification from Holder, instruct the transfer agent to increase the number of shares so that the Required Reserve is met. Upon full conversion or repayment of this Tangier’s, any shares remaining in the Share Reserve shall be cancelled.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable

ITEM 5. OTHER INFORMATION.

The description of the Convertible Promissory Note entered into by the Company with BHP Capital NY, Inc., dated October 7, 2019, is incorporated by reference herein.

The description of the Convertible Promissory Note entered into by the Company with Tangier’s Global, LLC, on November 7, 2019, is incorporated by reference herein.

ITEM 6. EXHIBITS.

Exhibit 3.1	-	amended article of incorporation, dated September 12, 2019 (filed on current report 8-K on October 8, 2019)

Exhibit 10.1		Jefferson St. Capital LLC Securities Purchase Agreement dated July 22, 2019 for $55,000 (filed on form 10-Q on August 13, 2019)

Exhibit 10.2		Jefferson St. Capital, LLC Convertible note dated July 22, 2019 for $55,000 (filed on form 10-Q on August 13, 2019)

Exhibit 10.3		Distribution Agreement between the Company and Windmill Health, dated June 28, 2019 (filed on current report 8-K on July 5, 2019)

Exhibit 10.4		Changes in Registrant’s Certifying Accountant (filed on current report 8-K on July 18, 2019)

Exhibit 10.5		Back-end 8% note having a face-value of $55,000 with ADAR ALEF, LLC due December 20, 2019 funded on August 12, 2019 (filed on form 10-Q on January 29, 2019)

Exhibit 10.6		Odyssey Funding, LLC Securities Purchase Agreement dated September 13, 2019 (filed on current report 8-K on October 8, 2019)

Exhibit 10.7		Odyssey Funding, LLC Convertible Note dated September 13, 2019 (filed on current report 8-K on October 8, 2019)

Exhibit 10.8		BHP Capital NY, Inc. Securities Purchase Agreement dated October 7, 2019 (filed herewith)

Exhibit 10.9		BHP Capital NY, Inc Convertible Promissory note dated October 17, 2019 (filed herewith)

Exhibit 10.10		Tangiers Global, LLC 10% Convertible Promissory Note dated November 5, 2019 (filed herewith)

Exhibit 31.1	Certification of Chief Executive Officer of Tauriga Sciences, Inc. Required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Principal Accounting Officer of Tauriga Sciences, Inc. Required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Principal Executive Officer of Tauriga Sciences, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63

Exhibit 32.2	Certification of Principal Accounting Officer of Tauriga Sciences, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63

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

TAURIGA SCIENCES, INC.
(Registrant)

Date: November 12, 2019	By:	/s/ Seth M. Shaw
Seth M. Shaw
Chief Executive Officer

	By:	/s/ Kevin P. Lacey
Kevin P. Lacey
Chief Financial Officer

