Form 10-Q
period 2019-12-31
TAURIGA SCIENCES, INC.
filed 2020-02-13
CIK 1142790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of February 13, 2020, the registrant had 98,868,546 shares of its Common Stock, $0.00001 par value, outstanding.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	TAUG	OTCQB

TABLE OF CONTENTS

		Pages

PART I. FINANCIAL STATEMENTS

Item 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:	F-1

	Condensed Consolidated Balance Sheets as of December 31, 2019 and March 31, 2019 (unaudited)	F-1

	Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2019 and 2018 (unaudited)	F-2

	Condensed Consolidated Statements of Changes in Stockholders’ Deficit for the nine months ended December 31, 2019 and year ended March 31, 2019 (unaudited)	F-3

	Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2019 and 2018 (unaudited)	F-4

	Notes to Condensed Consolidated Financial Statements (unaudited)	F-5

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	3

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK	12

Item 4.	CONTROLS AND PROCEDURES	12

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS	14

Item 1A.	RISK FACTORS	14

Item 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS	30

Item 3.	DEFAULTS UPON SENIOR SECURITIES	36

Item 4.	MINE SAFETY DISCLOSURES	36

Item 5.	OTHER INFORMATION	36

Item 6.	EXHIBITS	36

2

PART I. FINANCIAL STATEMENTS

TAURIGA SCIENCES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN US$)

	December 31, 2019	March 31, 2019
	(UNAUDITED)
ASSETS
Current assets:
Cash	$89,329	$385,943
Assets from discontinued operations	-	581
Accounts receivable, net allowance for doubtful accounts	92,838	-
Investment - trading securities	158,631	350,400
Investment - other	152,400	72,500
Inventory asset	117,722	10,872
Prepaid expenses and other current assets	37,585	127,520
Total current assets	648,505	947,816

Lease right of use asset	25,548	-
Property and equipment, net	11,084	13,010

Total assets	$685,137	$960,826

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Notes payable, net of discounts	$507,683	$213,875
Accounts payable	43,562	34,703
Accrued interest	29,823	30,780
Accrued expenses	46,229	-
Loan Payable to Officer	50,159	-
Liabilities from discontinued operations	-	5,522
Liability for common stock to be issued	78,520	172,500
Lease liability - current portion	13,591	-
Deferred revenue	-	-
Total current liabilities	769,567	457,380

Lease liability - net of current portion	12,520	-

Total liabilities	782,087	457,380

Stockholders’ equity (deficit):
Common stock, par value $0.00001; 400,000,000 shares authorized, 88,570,643 and 68,123,326 outstanding at December 31, 2019 and March 31, 2019, respectively	885	681
Additional paid-in capital	57,498,460	55,991,704
Accumulated deficit	(57,596,295)	(55,488,939)
Accumulated other comprehensive income	-	-
Total stockholders’ equity (deficit)	(96,950)	503,446

Total liabilities and stockholders’ equity (deficit)	$685,137	$960,826

The accompanying notes are an integral part of the condensed consolidated financial statements.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN US$)

(UNAIDITED)

	For the Three Months Ended		For the Nine Months Ended
	December 31,		December 31,
	2019	2018	2019	2018

Revenues	$87,781	$-	$201,881	$-
Cost of goods sold	75,263	-	166,162	-

Gross profit	12,518	-	35,719	-

Operating expenses
Marketing and advertising	16,320	-	150,997	-
Research and development	-	1,150	3,852	1,150
General and administrative	491,788	200,722	1,412,551	719,035
Depreciation and amortization expense	232	214	696	732
Total operating expenses	508,340	202,086	1,568,096	720,917

Loss from operations	(495,822)	(202,086)	(1,532,377)	(720,917)

Other income (expense)
Interest expense	(243,399)	(18,396)	(539,955)	(44,462)
Unrealized gain (loss) on trading securities	(87,468)	(49,596)	(161,769)	171,789
Loss on conversion of debt	-	(27,975)	-	(27,975)
Loss on asset disposal	(1,230)	(907)	(1,230)	(907)
Gain on the extinguishment of debt	-	-	113,466	-
Gain on disposal of discontinued operations	-	-	4,941	-
Loss on sale of commodities	-	-	-	(2,737)
Unrealized loss on digital currency	-	-	-	(3,142)
Gain (loss) on sale of trading securities	-	(79,020)	10,000	151,605
Foreign exchange	-	-	(29)	-
Total other income (expense)	(332,097)	(175,894)	(574,576)	244,171

LOSS FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES AND LOSS FROM DISCONTINUED OPERATIONS	(827,919)	(377,980)	(2,106,953)	(476,746)

LOSS FROM DISCONTINUED OPERATIONS	-	-	-	-

Net loss	(827,919)	(377,980)	(2,106,953)	(476,746)

Net loss attributable to non-controlling interest	-	-	-	-
Net loss attributable to controlling interest	(827,919)	(377,980)	(2,106,953)	(476,746)

Net loss attributable to common shareholders	$(827,919)	$(377,980)	$(2,106,953)	$(476,746)
Loss per share - basic and diluted - Continuing operations	$(0.015)	$(0.007)	$(0.038)	$(0.009)
Loss per share - basic and diluted - Discontinuing operations	$-	$-	$-	$-
Weighted average number of shares outstanding - basic	56,149,252	56,149,252	55,767,119	54,734,621

Loss per share - fully diluted	$(0.015)	$(0.007)	$(0.038)	$(0.009)
Weighted average number of shares outstanding - fully diluted	56,149,252	56,149,252	55,767,119	54,734,621

The accompanying notes are an integral part of the condensed consolidated financial statements.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE NINE MONTHS ENDED DECEMBER 31, 2019 AND THE YEAR ENDED MARCH 31, 2019

(UNAUDITED)

					Accumulated
			Additional		other	Non-	Total
	Number of		paid-in	Accumulated	comprehensive	Controlling	stockholders’
	shares	Amount	capital	deficit	income (loss)	Interest	deficit

Balance at March 31, 2018	52,264,476	523	54,680,382	(54,391,500)	8,042	(2,196)	295,251
Shares issued for note conversion at $0.002888 per share	1,985,754	20	57,319	-	-	-	57,339
Stock-based compensation vesting	-	-	43,221	-	-	-	43,221
Stock issued for services at $0.345 to $0.42	130,000	1	(1)	-	-	-	-
Reclassification of other comprehensive income to additional paid in capital	-	-	8,042	-	(8,042)	-	-
Net loss for the three months ended June 30, 2018	-	-	-	166,788	-	-	166,788

Balance at June 30, 2018	54,380,230	544	54,788,963	(54,224,712)	-	(2,196)	562,599

Stock-based compensation vesting	-	-	132,055	-	-	-	132,055
Net loss for the three months ended September 30, 2018	-	-	-	(265,552)	-	-	(265,552)

Balance at September 30, 2018	54,380,230	544	54,921,018	(54,490,264)	-	(2,196)	429,102

Shares issued for note conversion at $0.0245 per share	1,000,000	10	24,490	-	-	-	24,500
Stock-based compensation vesting	-	-	11,769	-	-	-	11,769
Stock issued for services at $0.0269	1,750,000	18	(18)	-	-	-	-
Net loss for the three months ended December 31, 2018	-	-	-	(377,982)	-	-	(377,982)

Balance at December 31, 2018	57,130,230	572	54,957,259	(54,868,246)	-	(2,196)	87,389

Issuance of shares via private placement at $0.02 to $0.06 per share	5,686,667	56	301,144	-	-	-	301,200
Issuances of commitment shares - debt financing at $0.042 per share	500,000	5	20,995	-	-	-	21,000
Shares issued for note conversion at $0.0357 to $0.0452 per share	2,960,762	30	118,849	-	-	-	118,879
Stock-based compensation vesting	-	-	109,660	-	-	-	109,660
Stock issued for services at $0.0495	1,250,000	12	(12)	-	-	-	-
Shares issued for settlement of contingent liability at $0.0405	500,000	5	74,995	-	-	-	75,000
Shares issued for settlement of debt at $0.2091	95,667	1	20,003	-	-	-	20,004
Recognition of benficial conversion feature of convertible notes	-	-	388,811	-	-	-	388,811
Non-controlling interest	-	-	-	-	-	2,196	2,196
Net loss for the year ended March 31, 2019	-	-	-	(620,693)	-	-	(620,693)

Balance at March 31, 2019	68,123,326	$681	$55,991,704	$(55,488,939)	$-	$-	$503,446

Issuance of shares via private placement at $0.06 to $0.07 per share	714,286	7	44,993	-	-	-	45,000
Issuances of commitment shares - debt financing at $0.19 per share	750,000	8	142,492	-	-	-	142,500
Shares issued for note conversion at $0.04725 per share	888,308	9	41,964	-	-	-	41,973
Stock-based compensation vesting	-	-	375,718	-	-	-	375,718
Stock issued for services at $0.07 to $0.16	2,450,000	26	(26)	-	-	-	-
Shares issued for settlement of debt	-	-	-	-	-	-	-
Recognition of benficial conversion feature of convertible notes	-	-	68,663	-	-	-	68,663
Cumulative affect of adoption of Lease standard ASC 842	-	-	-	(403)	-	-	(403)
Net loss for the three months ended June 30, 2019	-	-	-	(649,324)	-	-	(649,324)

Balance at June 30, 2019	72,925,920	$731	$56,665,508	$(56,138,666)	$-	$-	$527,573

Issuance of shares via private placement at $0.06 to $0.07 per share	-	-	-	-	-	-	-
Issuances of commitment shares - debt financing at $0.19 per share	250,000	2	10,498	-	-	-	10,500
Shares issued for note conversion at $0.04725 per share	5,523,714	55	127,612	-	-	-	127,667
Stock-based compensation vesting	250,000	2	36,809	-	-	-	36,811
Stock issued for services at $0.07 to $0.16	-	-		-	-	-	-
Shares issued for settlement of debt	-	-	-	-	-	-	-
Recognition of benficial conversion feature of convertible notes	-	-	154,739	-	-	-	154,739
Cumulative affect of adoption of Lease standard ASC 842	-	-	-	-	-	-	-
Net loss for the three months ended September 30, 2019	-	-	-	(629,710)	-	-	(629,710)

Balance at September 30, 2019	78,949,634	$790	$56,995,166	$(56,768,376)	$-	$-	$227,580

Issuance of shares via private placement at $0.02 per share	500,000	5	9,995	-	-	-	10,000
Issuances of commitment shares - debt financing at $0.039 per share	250,000	2	9,748	-	-	-	9,750
Shares issued for note conversion at $0.01736 to $0.02163 per share	5,021,009	50	84,211	-	-	-	84,261
Stock-based compensation vesting	3,850,000	38	138,256	-	-	-	138,294
Stock issued for services at $0.07 to $0.16	-	-		-	-	-	-
Shares issued for settlement of debt	-	-	-	-	-	-	-
Recognition of benficial conversion feature of convertible notes	-	-	261,084	-	-	-	261,084
Cumulative affect of adoption of Lease standard ASC 842	-	-	-	-	-	-	-
Net loss for the three months ended December 31, 2019	-	-	-	(827,919)	-	-	(827,919)

Balance at December 31, 2019	88,570,643	$885	$57,498,460	$(57,596,295)	$-	$-	$(96,950)

The accompanying notes are an integral part of the condensed consolidated financial statements.

TAURIGA SCIENCES, INC. AND SUBSDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN US$)

(UNAUDITED)

	For the Nine Months Ended
	December 31,
	2019	2018

Cash flows from operating activities
Net loss	$(2,106,953)	$(476,746)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization of original issue discount	42,715	5,904
Bad debt expense	2,000	-
Loss on sale of commodities	-	2,737
Non-cash lease operating lease expense	160	-
Unrealized loss on digital currency	-	3,142
Depreciation and amortization	696	732
Loss on disposal of fixed assets	1,230	907
Non-cash interest	20,250	-
Loss (gain) on extinguishment of debt	(113,468)	27,975
Amortization of debt discount	440,578	-
Common stock issued and issuable for services (including stock-based compensation)	550,824	187,045
Gain on disposal of discontinued operation	(4,941)	-
Legal fees deducted from proceeds of notes payable	16,500	2,500
Loss on sale of trading securities	(10,000)	(151,605)
Unrealized gain (loss) on trading securities	161,769	(171,789)
(Increase) decrease in assets
Prepaid expenses	89,935	(2,400)
Inventory	(106,850)	-
Proceeds of trading securities, net	40,000	477,631
Accounts receivable	(94,838)	-
Increase (decrease) in liabilities
Accounts payable	8,859	42,686
Deferred revenue	-	-
Accrued expenses	46,230	1,050
Accrued interest	36,411	(5,292)
Cash used in operating activities	(978,893)	(55,523)

Cash flows from investing activities
Investment in VTGN warrants	(37,500)	-
Proceeds (purchase) of digital currency, net	-	16,177
Loan from Officer	50,159
Investment - other	(42,400)	(50,000)
Purchase of property and equipment	-	(12,390)
Cash used in investing activities	(29,741)	(46,213)

Cash flows from financing activities
Repayment of principal on notes payable to individuals and companies	-	(141,000)
Proceeds from the sale of common stock (including to be issued)	103,520	-
Proceeds from convertible notes	608,500	240,750
Cash provided by financing activities	712,020	99,750
Net decrease in cash	(296,614)	(1,986)

Cash, beginning of period	385,943	12,291
Cash, end of period	$89,329	$10,305

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest Paid	$-	$43,819
Taxes Paid	$-	$-

NON CASH ITEMS
Recognition of lease liability and right of use asset at inception	$12,066	$-
Recognition of lease liability and right of use asset lease modification	$23,177	$-
Conversion of notes payable and accrued interest for common stock	$253,900	$81,839
Original issue discount on notes payable and debentures	$10,000	$-
Recognition of debt discount	$484,486	$-
Reclassification of other comprehensive income to additional paid in capital	$-	$8,042

The accompanying notes are an integral part of the condensed consolidated financial statements.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2019 AND 2018

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

Tauriga Pharma Corp.

On January 4, 2018, the Company announced the formation of a wholly-owned subsidiary in Delaware. This subsidiary, incorporated in Delaware, was initially named Tauriga IP Acquisition Corp., which changed its name to Tauriga Biz Dev Corp. on March 25, 2018, and most recently (January 2020) changed its name to Tauriga Pharma Corp. (as described below).

Effective January 2020, the Company amended the certificate of incorporation of Tauriga Business Development Corp. in relevant part to effectuate a name change of this subsidiary to Tauriga Pharma Corp. The principal reason for the name change is to concentrate this subsidiary’s focus on the development of a pharmaceutical product line that is synergistic with the Company’s primary CBD product line. Currently, the plan is to initially create a pharmaceutical line of products to address nausea symptoms related to chemotherapy treatment in patients, which we will submit for clinical trials and to regulatory agencies for approval.

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

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2019 AND 2018

(UNAUDITED)

(US$)

NOTE 1 – BASIS OF OPERATIONS (CONTINUED)

COMPANY PRODUCTS

TAURI-GUMTM

In October 2018, the Company’s management, along with its board of directors, began to explore the possibility of launching a cannabidiol (“CBD”) infused gum product line into the commercial marketplace. After several weeks of diligence, discussions with various parties and exploratory meetings, the Company made the determination to move forward with this business opportunity.

To begin this process, during the quarter ended December 31, 2018, the Company began discussions with a Maryland based chewing gum manufacturer - Per Os Biosciences LLC (“Per Os Bio”), which consummated in a manufacturing agreement in late December 2018 to launch and bring to market a white label line of CBD infused chewing gum under the brand name Tauri-GumTM. We have filed for trademark protection with the United States Patent and Trademark Office for our CBD infused chewing product line for TAURI-GUMMITM and TAURI-GUMMIESTM. In October 2019, we also filed trademark applications for the above-referenced marks in each of the European Union and Canada.

Under the terms of the agreement, Per Os Bio produces Tauri-GumTM based on the following criteria:

A.	By composition, the CBD Gum will contain 10 mg of CBD Isolate;
B.	The initial production run will be mint flavor;
C.	This proprietary CBD Gum will be manufactured under U.S. Patent # 9,744,128 (“Method for manufacturing medicated chewing gum without cooling”);
D.	Each Production Batch, including the initial production run, is estimated to yield 70,000 gum tablets or 8,700 Units (each Unit contains 8 gum tablets);
E.	Integrated Quality Control Procedures: Each production batch will be tested by a 3rd Party for CBD label content, THC content (0%), and clear for microbiology;
F.	The packaging, for retail marketplace, will consist of 8 count (gum tablet count) blister card labeled (the “Pack(s)”) with Lot # as well as Expiration Date.;
G.	Outer sleeve in the Company’s artwork and graphic design(s) and label copy; and
H.	Shipping System: Bulk packed 266 Packs per master case (“Palletized”).

Under terms of the agreement with Per Os Bio:

A.	Each product order will consist of 8,700 Packs (unless otherwise agreed upon by both parties);
B.	½ of initial production invoice due within 3 days of execution of Manufacturing Agreement;
C.	Provide graphic design artwork, logo, and label design to Per Os Bio;
D.	Trademark has been successfully filed with U.S.P.T.O.;
E.	To implement Kosher Certification Process;
F.	Procure appropriate Product & Liability insurance policy; and
G.	Acquire legal opinion with respect to the confirmation of the legality to sell this CBD Gum on the Federal Statute Level.

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

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2019 AND 2018

(UNAUDITED)

(US$)

NOTE 1 – BASIS OF OPERATIONS (CONTINUED)

COMPANY PRODUCTS (CONTINUED)

During the fiscal year 2020, the Company added two additional flavors. Blood Orange and Pomegranate.

TAURI-GUMMIES™

On November 25, 2019, the Company announced that it has finalized the formulation for its Vegan 25 mg CBD (Isolate) Infused Gummies product to be branded Tauri-Gummies™ for which a trademark was filed with the U.S. Patent and Trademark Office, as well as in Switzerland and the European Union. This product contains no gelatin in the formulation, as the Company has utilized plant-based alternatives in completion of this product. There will be 4 flavors offered – cherry, orange, lemon and lime.

Each gummy package contains 24 gummies in a jar, 6 of each flavor, containing 25mg of CBD isolate per individual gummy, or 600 mg of CBD isolate per jar. These Gum Drops have been manufactured in the “Nostalgic” 1950s confectionary style and are both plant-based (Vegan Formulated) and Kosher Certified. The Company has commenced sales of Tauri-Gummies™ during January 2020.

CANNABIGEROL “CBG” ISOLATE INFUSED VERSION OF TAURI-GUM™

On December 30, 2019, the Company announced it has commenced development of a Cannabigerol (“CBG”) Isolate Infused version of its Tauri-Gum™ brand. The Company expects that each tablet of chewing gum will contain 10mg of CBG isolate. The flavor (all natural) selected for this CBG product will be Starfruit/Peach. This product will also be Kosher Certified (Star K, Vegan and 100% made in the USA). The Company has secured distinct GS1 barcodes for both: The Starfruit/Peach CBG infused Tauri-Gum™ blister pack and retail display box.

DISTRIBUTION OF THE COMPANY’S PRODUCTS

E&M Distribution Agreement

On April 1, 2019, the Company entered into a distribution agreement with E&M Ice Cream Company (“E&M”) to establish Tauri-GumTM in the marketplace (the “E&M Distribution Agreement”). The Company has supported the Tauri-GumTM commercial launch with substantial levels of both financial resources and marketing support. The Company had both received payment for and delivered the product for its previously announced $54,000 Tauri-GumTM purchase order during March 2019, and re-orders in the first quarter of fiscal 2020. The Company has agreed to issue a one-time issuance of 1,000,000 restricted shares of the Company’s common stock, and to tender a one-time cash payment of $125,000 to E&M. This $125,000 cash component was paid in full to E&M on April 1, 2019, and the value of the shares is reflected in stock-based compensation based on the grant date of April 1, 2019. These shares were issued on December 26, 2019.

Under the terms of the E&M Distribution Agreement, the Company issued restricted shares of common stock to E&M for their support services.

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

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2019 AND 2018

(UNAUDITED)

(US$)

NOTE 1 – BASIS OF OPERATIONS (CONTINUED)

DISTRIBUTION OF THE COMPANY’S PRODUCTS (CONTINUED)

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

On May 11, 2019, the Company entered into a consulting agreement pursuant to the terms of the SKL agreement, whereby Ms. Neelima Lekkala was appointed Vice President of Distribution & Marketing. This agreement has a one-year term and may be extended based upon mutual agreement of Ms. Lekkala and the Company. Ms. Lekkala will focus her efforts on the expansion of Tauri-GumTM in terms of gross sales and revenue growth through the acquisition of new customers, establishment of professional marketing materials & protocols, logistics improvement(s) and fulfillment services. Ms. Lekkala is not an executive officer of the Company and, therefore, is not deemed to be an affiliate of the Company. Ms. Lekkala’s compensation includes restricted shares of the Company’s common stock, which are fully earned and vested upon the execution of her consulting agreement. Additionally, Ms. Lekkala is entitled to receive a 30% commission on total gross sales through the sale of the Tauri-GumTM product line, which the Company may pay in either stock or cash at the election of Ms. Lekkala.

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

These arrangements are more fully described in our periodic and current reports that we have filed with the Securities and Exchange Commission, included these agreements as exhibits thereto, and which are also discussed in our consolidated financial statements to our Annual Report for the year ended March 31, 2019, as well as our Quarterly Reports filed in the applicable periods thereafter.

In connection with the issuances of any restricted securities by the Company regarding the above-described distribution agreements or other agreements described in this periodic report, please see Item 2, Unregistered Sales of Equity Securities for additional information.

REGULATORY MATTERS

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

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2019 AND 2018

(UNAUDITED)

(US$)

NOTE 1 – BASIS OF OPERATIONS (CONTINUED)

REGULATORY MATTERS (CONTINUED)

Food and Drug Administration (Continued)

Though the Farm Bill removed industrial hemp from the Schedule I list, the Farm Bill preserved the regulatory authority of the FDA over cannabis and cannabis-derived compounds used in food and pharmaceutical products under the Federal Food, Drug, and Cosmetic Act (FD&C Act) and section 351 of the Public Health Service Act. The FDA has been clear that it intends to use this authority to regulate cannabis and cannabis-derived products, including CBD, in the same manner as any other food or drug ingredient. In addition to holding the hearing, the agency had requested comments by July 2, 2019 regarding any health and safety risks of CBD use, and how products containing CBD are currently produced and marketed, which comment period was concluded on July 16, 2019. As of the date hereof, the FDA has taken the position that it is unlawful to put into interstate commerce food products containing hemp derived CBD, or to market CBD as, or in, a dietary supplement. Furthermore, since the closure of the FDA hearings on this issue, some state and local agencies have issued a ban on the sale of any food or beverages containing CBD. H.R. 5587, a newly introduced legislative effort at the federal level, seeks to consider hemp-derived CBD and substances containing hemp-derived CBD to be dietary supplements under the FD&C Act, which would likely resolve ambiguity and provide clear guidance to stakeholders about how to comply with applicable FDA law. However, H.R. 5587 was only recently introduced in the House of Representatives, and is in its infancy, requiring further approvals, including approval of the House of Representatives, the Senate and the President of the United States before being enacted into law, if at all.

Furthermore, with respect to Company’s developing CBG product line, the FDA has provided no guidance as to how cannabinoids other than CBD (sch as CBG) shall be regulated under the FD&C Act, and it is unclear at this time how such potential regulation could affect the results of the operations or prospects of the Company or this product line.

See our Risk Factors for more information about these items, as well as certain related disclosures included our Results of Operations under the heading “Going Concern”.

The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding, success in developing and marketing its products and the level of competition and potential regulatory enforcement actions. These risks and others are described in greater detail in the Risk Factors set forth in this periodic report and our annual reports that we have filed and will also file in the future.

OTHER BUSINESS ITEMS

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

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2019 AND 2018

(UNAUDITED)

(US$)

NOTE 1 – BASIS OF OPERATIONS (CONTINUED)

OTHER BUSINESS ITEMS (CONTINUED)

Approval to Operate Global Seller Account by Alibaba Group

On January 6, 2020, the Company announced that is has been approved by Chinese multinational conglomerate, Alibaba Group (“Alibaba”), to operate a Global Seller Account. In addition, the Company has been designated as a Gold Supplier (Gold Tier Level Supplier). This Alibaba approval opens up the global marketplace to the Company, its products, its product lines, as well as future business opportunities. The Company is working diligently towards establishing a partnership with a China based fulfillment and distribution network.

Certified as Affiliate Vendor by The National Association of College Stores

On January 7, 2020, the Company announced that is has been certified by the National Association of College Stores (“NACS”) as an affiliate vendor. As a vendor of NACS, the Company has joined the most comprehensive group of campus retailers working to provide the best services and selections to college students across the United States.

HISTORICAL BUSINESS ITEMS

See Note 1 of our Consolidated Financial Statements in our Annual Report for the year ended March 31, 2019 for additional information on the below-referenced historical business items.

Cupuaçu Butter Lip Balm

On December 23, 2016, the Company entered into a non-exclusive, 12-month license agreement (the “License Agreement”) with Cleveland, Ohio based cosmetics products company Ice + Jam LLC (“Ice + Jam”) to market Ice + Jam’s proprietary cupuaçu butter lip balm, sold under the trademark HerMan® which launched during the quarter ended December 31, 2017. During February of 2018, the Company’s strategy with respect to the HerMan® product was negatively impacted by a series of product defects relating to the twisting mechanism of the lip balm tube. As a result of this and the concomitant halting of selling efforts, the Company had no sales of the HerMan® product during the year ended March 31, 2019. The Company has removed the product from the website and the remaining inventory was written-off as it was determined that the units were not usable. The Company has discontinued this operation as of March 31, 2019.

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

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2019 AND 2018

(UNAUDITED)

(US$)

NOTE 1 – BASIS OF OPERATIONS (CONTINUED)

HISTORICAL BUSINESS ITEMS (CONTINUED)

Pilus Energy

On January 28, 2014, the Company acquired Pilus Energy, LLC (“Pilus”), an Ohio limited liability company and a developer of alternative cleantech energy platforms using proprietary microbial solutions that create electricity while consuming polluting molecules from wastewater. On December 22, 2016, the Company entered in a membership interest transfer agreement with Open Therapeutics whereby the Company sold 80% of its membership interest in Pilus back to Open Therapeutics for consideration of the termination of 80% of the unexercised portion of the warrants to purchase the Company’s common stock. Open Therapeutics agreed to pay to the Company 20% of the net profit generated Pilus Energy from its previous year’s earnings, if any. On January 12, 2019, the Company and Open Therapeutics agreed to extinguish a contingent liability in exchange for a one-time issuance of 500,000 restricted shares of Company’s common stock.

Blink Charging Company

On March 29, 2018 the Company’s then named subsidiary - Tauriga Biz Dev Corp. - entered into an independent sales representative agreement with Blink Charging Company (NASDAQ: BLNK) (“BLINK”). Under this agreement we became a non-exclusive independent sales representative to solicit orders from potential customers for EV (“Electric Vehicle”) Stations placement. This sales agreement is a three-tier compensation model based on whether we contract the new customer to purchase equipment outright from BLINK or enter into one of two revenue-sharing agreements. If our subsidiary effectuates a sale of BLINK equipment it will receive a one-time sales commission based on the sales price of the equipment sale. In the case where our subsidiary secures a revenue sharing agreement with a customer where BLINK remains the owner, then our subsidiary will be paid an on-going commission based off of gross charger revenue, subject to which party paid for the installation. Commission payments under the revenue sharing agreement are subject to minimum revenue generation hurdles.

On June 29, 2018, the Company purchased four BLINK Level – 2 - 40” pedestal chargers for permanent placement in a retail location or locations whereby the Company will pay a variable annual fee based on 7% of total revenue per charging unit. The rest of the proceeds will be split 80/20 between the Company and the host location owner or its assignee. The host location owner will pay for the cost of providing power to these unit as well as installation costs. As of December 31, 2019, we have not installed any of these machines in any locations, and no revenue has been generated through the Blink contract. Management has not made any decision regarding placement of these units at this time. The Company has not decided to abandon this business line, and therefore, we have not reclassified these assets as held for sale.

Going Concern

During the fourth quarter of the year ended March 31, 2019, the Company began sales and marketing efforts for its Mint flavored Tauri-GumTM product. During the three months ended March 31, 2019, the Company recognized sales of $57,134 and a gross profit of $20,006, which has continued into the nine months ended December 31, 2019 where the Company recognized revenue of $201,881 and a gross profit of $35,719. During the nine months ended December 31, 2019, the Company has entered into multiple distribution agreements and has engaged an independent contractor to act as Vice President of Distribution and Marketing. At December 31, 2019, the Company had a working capital deficit of $121,062, resultant largely from convertible notes payable and a liability to issue common stock. Although the Company expects that the deficit will be remedied by repayment in cash or the conversion of notes into common stock shares as well as the issuance of shares for which the Company is obligated, it still believes that there is uncertainty with respect to continuing as a going concern.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2019 AND 2018

(UNAUDITED)

(US$)

NOTE 1 – BASIS OF OPERATIONS (CONTINUED)

Going Concern (Continued)

On July 1, 2019, months after the NYC Department of Heath announced a ban on cannabidiol in foods and beverages (mainly focused on restaurants and baked goods), the updated New York City Health Code now includes an embargoing of CBD-infused Edible(s) Products (including packaged products). The Company is hopeful that the FDA as well as the New York City Council will implement regulations surrounding the CBD industry in a logical and prompt manner. The FDA’s uncertainty surrounding CBD was the initial cause of the New York City ban, and we believe further clarification from the FDA supporting its safety and regulating its labeling will also offer a clearer pathway to the New York City CBD market. The Company believes it is well positioned under the circumstances and has taken a conservative approach towards its products, including, for example, ensuring that its product manufacturer periodically tests for compliance with the Agricultural Improvement Act of 2018, such as utilizing CBD oils from hemp plants which contain 0% THC content. The Company remains confident that this embargo on CBD Edible(s) products will be lifted and/or clarified in the future. In the interim, as a result of this embargo, the Company has taken the necessary steps to ensure that their marketing efforts are focused on areas outside of New York City, while maintaining its physical presence in New York City.

The Company, in the short term, intends to continue funding its operations either through cash-on-hand or through financing alternatives. Management’s plans with respect to this include raising capital through equity markets to fund future operations as well as the possible sale of its remaining marketable securities which had a market value of $158,631at December 31, 2019. In the event the Company cannot raise additional capital to fund and/or expand operations or fails to raise adequate capital and generate adequate sales revenue, or if the regulatory landscape were to become more difficult or result in regulatory enforcement, it could result in the Company having to curtail or cease operations.

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

In an effort to support the Company’s future capital needs, on January 21, 2020, the Company entered into a $5,000,000 equity line financing agreement with Tangiers Global, LLC (“Tangiers”), as well as a registration right agreement related thereto. The financing is over a maximum of 36 months. Pursuant to the Registration Rights Agreement, a maximum of 76,000,000 shares of our common stock, par value $.00001 per share that we may sell to Tangiers from time to time will be registered by us on Form S-1 with the Securities and Exchange Commission under the Securities Act of 1933, as amended, for this financing. We are required to use our best efforts to file the Registration Statement within ninety (90) days of the date the Investment Agreement. (See Note 14).

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2019 AND 2018

(UNAUDITED)

(US$)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Consolidated Financial Statements

The condensed consolidated financial statements include the accounts and activities of Tauriga Sciences, Inc., its wholly-owned Canadian subsidiary, its wholly-owned subsidiary Tauriga Pharma Corp. (f/k/a Tauriga Biz Dev Corp – or “Tauriga BDC”, and referenced herein as Tauriga BDC for contextual purposes only in describing the Blink contractual arrangement) and Tauriga Sciences Limited. All intercompany transactions have been eliminated in consolidation. As of December 31, 2019, there is no activity in any of the Company’s subsidiaries other than Tauriga Pharma Corp. holding the electric car chargers and the leasehold interest in Tauriga Sciences Limited.

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

On June 29, 2018, the Company purchased four Blink Level 2 - 40” pedestal chargers for permanent placement in a retail location or locations whereby the Company will pay a variable annual fee based on 7% of total revenue per charging unit. The remainder of the proceeds will be split 80/20 between the Company and the host location owner or its assignee. The host location owner will pay for the cost of providing power to these unit as well as installation costs.

As of December 31, 2019, the Tauriga BDC has not installed any of these machines in any locations, and no revenue has been generated through the Blink contract.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2019 AND 2018

(UNAUDITED)

(US$)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition (Continued)

The Company recognizes revenue upon the satisfaction of the performance obligation. The Company considers the performance obligation met upon shipment of the product or delivery of the product. For ecommerce orders, the Company’s products are shipped by a fulfillment company and payment is made in advance of shipment either through credit card or PayPal. The Company also delivers the product to its customers that they market to in the metropolitan New York Tri-State area that are not covered under any existing distribution agreements. The Company generally collects payment within 30 to 60 days of completion of its performance obligation, and the Company has no agency relationships. The Company recognized revenue from operations in the amount of $181,111 during the nine months ended December 31, 2019 compared to no revenue for the same period in the prior year. All revenue is from the sale of the Company’s Tauri-GumTM product line and there were accounts receivable of $92,838 outstanding for these sales, as of December 31, 2019.

The Company recognized no revenue from discontinued operations during the nine months ended December 31, 2019 which was related to the sales of the HERMAN® lip balm product.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts, which includes sales returns, sales allowances and bad debts. The allowance adjusts the carrying value of trade receivables for the estimate of accounts that will ultimately not be collected. An allowance for doubtful accounts is generally established as trade receivables age beyond their due dates, whether as bad debts or as sales returns and allowances. As past due balances age, higher valuation allowances are established, thereby lowering the net carrying value of receivables. The amount of valuation allowance established for each past-due period reflects the Company’s historical collections experience, including that related to sales returns and allowances, as well as current economic conditions and trends. The Company also qualitatively establishes valuation allowances for specific problem accounts and bankruptcies, and other accounts that the Company deems relevant for specifically identified allowances. The amounts ultimately collected on past-due trade receivables are subject to numerous factors including general economic conditions, the financial condition of individual customers and the terms of reorganization for accounts exiting bankruptcy. Changes in these conditions impact the Company’s collection experience and may result in the recognition of higher or lower valuation allowances. At December 31, 2019, the Company has established an allowance for doubtful accounts in the amount of $2,000.

Sales Refunds

The Company’s refund policy allows customers to return product for any reason except where the customer does not like the taste of the product. The customer has 30 days from the date of purchase to initiate the process. Returns are limited to one return or exchange per customer. Only purchases up to $100 qualify for a refund. Approved return/refund requests are typically processed within 1-2 business days. For product purchases made through a Tauri-GumTM distributor or retailer, the customer is required to work with original purchase location for any return or exchange. The Company has not established a reserve for returns as of December 31, 2019 however will monitor the refunds to estimate whether a reserve will be required.

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

Cash Equivalents

For purposes of reporting cash flows, cash equivalents include investment instruments purchased with an original maturity of three months or less. At December 31, 2019, the Company’s cash on deposit with financial institutions did not exceed the total FDIC insurance limit of $250,000. At December 31, 2019 and March 31, 2019, the Company had a cash balance of $89,329 and $385,943, respectively. The Company’s does not expect, in the near term, for its cash balance to exceed the total FDIC insurance limit of $250,000 for other than very short periods of time where the Company would use such cash in excess of insurance in the very short-term in operating activities. To reduce its risk associated with the failure of such financial institution, the Company holds its cash deposits in more than one financial institution and evaluates at least annually the rating of the financial institution in which it holds its deposits. The Company had no cash equivalents as of December 31, 2019 and March 31, 2019.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2019 AND 2018

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

Investment – Cost Method

Investment in other companies that are not currently trading, are valued based on the cost method as the Company holds less than 20% ownership in these companies and has no influence over operational and financial decisions of the companies. The Company will evaluate, at least annually, whether impairment of these investments is necessary under ASC 320. As of December 31, 2019, the Company has not impaired any of their cost method investments.

Inventory

Inventory consists of finished goods in salable condition stated at the lower of cost or market determined by the first-in, first-out method. The inventory consists of packaged and labeled salable inventory. Shipping of product to finished good inventory fulfillment center is also included in the total inventory cost. Shipping of product upon sale for online sales is paid by the customer upon ordering for orders of single packs of Tauri-GumTM. For multiple pack or wholesale product orders shipping cost is paid by the Company. As of December 31, 2019, the Company’s inventory on hand had a value of $117,722. The Company also has paid deposits in the amount of $49,500 to the manufacturer, Per Os Bio, towards orders not received as of December 31, 2019. Amounts paid to Per Os Bio for Tauri-GumTM are classified as deposits (other current asset) on the Company’s condensed consolidated balance sheet until the goods are available for sale. The Company has not established any inventory reserve on the Tauri-GumTM as of December 31, 2019.

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

Net Loss Per Common Share

The Company computes per share amounts in accordance with FASB ASC Topic 260 “Earnings per Share” (“EPS”), which requires presentation of basic and diluted EPS. Basic EPS is computed by dividing the income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock and common stock equivalents outstanding during the periods; however, potential common shares are excluded for period in which the Company incurs losses, as their effect is anti-dilutive. For the three and nine months ended December 31, 2019, basic and fully diluted earnings per share were the same as the Company had losses in this period.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2019 AND 2018

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

Research and Development

The Company expenses research and development costs as incurred. There were no research and development costs for the three months ended December 31, 2019 and $3,852 for the nine months ended December 31, 2019 compared to no expense during the same periods in the prior year. The Company is continually evaluating products and technologies in the natural wellness space, including its Tauri-GumTM product including new flavor formulations and other CBD delivery products, as well as development of a Cannabigerol (“CBG”) Isolate Infused version of its Tauri-Gum™ brand in addition to any intellectual property or other related technologies. As the Company investigates and develops relationships in these areas, resultant expenses for trademark filings, license agreements, website and product development and design materials will be expensed as research and development. Some costs will be accumulated for subsidiaries prior to formation of any new entities.

Fair Value Measurements

ASC 820 “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2019 AND 2018

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

FOR THE NINE MONTHS ENDED DECEMBER 31, 2019 AND 2018

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

As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by ASC 740 and concluded that the tax position of the Company does not meet the more-likely-than-not threshold as of December31, 2019.

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

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2019 AND 2018

(UNAUDITED)

(US$)

NOTE 3– INVENTORY

Inventory from continuing operations

Inventory value by product as of:

	December 31, 2019	March 31, 2019
	(unaudited)
Tauri-GumTM	$117,722	$10,872

Total Inventory	$117,722	$10,872

At December 31, 2019, deposits to Per Os Bio in the amount of $49,500 for the manufacturing costs of Tauri-GumTM have been classified as a deposit (prepaid expenses other current assets) on the Company’s condensed consolidated balance sheet, as the goods are not yet available for sale.

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

The Company had no revenue or expenses from discontinued operations during the nine months ended December 31, 2019.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

BALANCE SHEETS FROM DISCONTINUED OPERATIONS

	December 31, 2019	March 31, 2019
	(unaudited)
Assets from discontinued operations	$-	$581

Liabilities from discontinued operations	$-	$5,522

NOTE 5– PROPERTY AND EQUIPMENT

The Company’s property and equipment is as follows:

	December 31, 2019	March 31, 2019	Estimated Life
	(unaudited)
Computers, office furniture and other equipment	$69,808	$69,808	3-5 years

Less: accumulated depreciation	(58,724)	(56,798)

Net	$11,084	13,010

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2019 AND 2018

(UNAUDITED)

(US$)

NOTE 5– PROPERTY AND EQUIPMENT (CONTINUED)

On June 29, 2018, the Company purchased four Blink Level 2 – 40” pedestal chargers for permanent placement in one or more retail locations whereby the Company will share revenue from these electric car vehicle charging units with such location owner. No depreciation expense has been recorded for the charging units as of December 31, 2019 due to the fact that they have not been placed in service.

Depreciation expense for the three and nine months ended December 31, 2019 were $232 and $695 compared to $214 and $732 for the same period in the prior year. During the nine months ended December 31, 2019, the Company disposed of computer equipment valued at $2,782 recognizing a loss on disposal of $1,230.

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

Corporate office – New York

On December 1, 2017, the Company relocated its corporate headquarters from Danbury, Connecticut to New York, New York. The Company has entered into a two-year lease at $1,010 per month for the term of the lease. The lease right of use asset for this lease at adoption was $7,492 and will be amortized on a straight-line basis over the remaining term of the lease. For the nine months ended December 31, 2019 the Company recorded a lease expense of $6,322. On September 1, 2019, the Company entered into a two-year lease extension with the modified lease expiring November 30, 2021. The lease modification required the Company to remeasure the lease asset and lease liability based on the original lease. The Company recorded a net lease right of use asset and a lease liability at present value of approximately $26,093 for each. The Company recorded these amounts at present value, in accordance with the standard, using a discount rate of 8.98% which was representative of the weighted average borrowing rates for all notes issued to non-related parties based on the respective principal balances at the time of the lease extension. As of December 31, 2019, the value of the unamortized lease right of use asset is $22,205. As of December 31, 2019, the Company’s lease liability was $22,688.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2019 AND 2018

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

As of December 31, 2019, the value of the unamortized lease right of use asset is $3,343. As of December 31, 2019, the Company’s lease liability was $3,423.

The lease right of use asset, at inception, of $27,050 is amortized on a straight-line basis over the term of the lease. The present value of the New York corporate office lease had an initial present value of $22,476 at December 1, 2017. The Barcelona office lease value had an initial present value of $4,574. The present value of the modified New York Corporate office lease, at September 1, 2019 was $26,092. For the nine months ended December 31, 2019 the Company recorded a lease expense of $9,775. As of December 31, 2019, the value of the unamortized lease right of use asset is $25,548. As of December 31, 2019, the Company’s lease liability was $26,111.

Maturity of Operating Lease Liability for fiscal year ended March 31,
2020	$3,287
2021	$13,891
2022	$8,933

Total lease payments	$26,111

The following chart shows the Company’s operating lease cost for the three and nine months ended December 31, 2019 and 2018:

	For the three months ended December 31,		For the nine months ended December 31,
	2019	2018	2019	2018
Amortization of right of lease asset	$3,453	$-	$9,775	$-
Lease interest cost	714	-	1,142	-
Total Lease cost	$4,168	$-	$10,918	$-

The following chart shows the Company’s operating lease liability at December 31, 2019.

Discounted Operating Lease liability at inception - December 1, 2017	$27,050
Lease modification - September 1, 2019	26,093
Lease modification adjustment- September 1, 2019	(200)
Financing cost	11,142
Less of lease payments made	(27,544)
Cumulative effect of adoption of ASC 842	(430)
Operating lease liability at December 31, 2019	26,111
Less Lease Liability current portion	(13,591)
Lease Liability - net current portion at December 31, 2019	$12,520

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2019 AND 2018

(UNAUDITED)

(US$)

NOTE 7 – NOTES PAYABLE

Notes payable and convertible notes consisted of the following as of:

		December 31, 2019	March 31, 2019

Alternative Strategy Partners PTE Ltd.	(a)	-	90,000
GS Capital Partners LLC - Oct 2018	(b)	-	180,000
GS Capital Partners LLC - Mar 2019	(c)	300,000	300,000
GS Capital Partners LLC - May 2019	(d)	-	-
GS Capital Partners LLC - Jun 2019	(e)	60,000	-
Jefferson Street Capital LLC - Jul 2019	(f)	55,000	-
Adar Alef, LLC - Aug 2019	(g)	55,000	-
Odyssey Funding, LLC - Sep 2019	(h)	100,000	-
BHP Capital NY Inc.	(i)	55,000	-
Tangier’s Global, LLC	(j)	137,500	-
Odyssey Funding, LLC	(k)	100,000	-
Jefferson Street Capital LLC	(l)	55,000	-

Total notes payable and convertible notes		$917,500	$570,000
Less - note discounts		(409,817)	(356,125)
Less - current portion of these notes		(507,683)	(213,875)
Total notes payable and convertible notes, net discounts		$-	$-

(a)

Three-month $180,000 non-convertible debenture dated September 23, 2015 bearing an interest rate of 11.50% per annum (the “ASP Loan”). The note matured in December 2015. The Company received cash of $90,000 ($75,000 wired directly to the Company and $15,000 wired directly from Alternative Strategy Partners PTE Ltd. (“ASP”) to compensate a consultant. The balance of this note ($90,000) was to be wired directly to a Japanese based consumer product firm Eishin, Inc. (“Eishin”), but the holder never provided any documentation evidencing that $90,000 was paid to Eishin. The Company had been in dispute with the noteholder about the amount owed, and the Company had not recorded this liability as of December 31, 2018 or March 31, 2018. On May 29, 2019, the Company and ASP consummated the retirement of the ASP Loan. The Company did not pay cash or issue any securities in connection with the termination of the ASP Loan, and instead the Company agreed to transfer and assign to ASP all right, title and interest it has or may have in securities of Eishin. Since the Eishen rights were not valued on the Company’s balance sheet, the $113,468 liability (at the time of settlement) has been removed from the Company’s balance sheet, as is reflected in the Company’s financial statement as a gain on extinguishment of debt in the amount of $113,467 during the nine months ended December 31, 2019.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2019 AND 2018

(UNAUDITED)

(US$)

NOTE 7 – NOTES PAYABLE (CONTINUED)

(b)	On October 25, 2018, the Company entered into a one year $180,000 convertible note bearing 8% interest with GS Capital Partners, LLC (“GS Capital”). The note has an original issue discount of $11,750. A portion of the proceeds will be used to retire the two remaining convertible notes on the books of the Company as of December 31, 2018 with GS Capital. The face value of this note plus accrued interest under the note are convertible into shares of the Company’s common stock at a price for each share of common stock equal to 70% of the lowest daily VWAP of the common stock as reported on the National Quotations Bureau OTC Markets market on which the Company’s shares are traded or any exchange upon which the common stock may be traded in the future, for the 15 prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. In the event the Company experiences a DTC “chill” on its shares, the conversion price shall be decreased to 60% instead of 70% while that “chill” is in effect. Due to the discount to market conversion, a beneficial conversion feature was recorded on this note as a discount to the note in the amount of the $108,111 which will be amortized over the life of the note. This amortization will be reflected as interest cost ratably over the term of the note. Upon an event of default, principal and accrued interest will become immediately due and payable under the notes. Additionally, upon an event of default, notes will accrue interest at a default interest rate of 24% per annum or the highest rate of interest permitted by law. Further, certain events of default may trigger penalty and liquidated damage provisions. This note contains a provision where if the Company shall have defaulted on or breached any term of any other note of similar debt instrument into which the Company has entered and failed to cure such default within the appropriate grace period they would be considered in default of this note. During the first six months this note is in effect, the Company may redeem by paying to GS Capital an amount as follows: (i) if the redemption is within the first 90 days either note is in effect, then for an amount equal to 120% of the unpaid principal amount of either note along with any interest that has accrued during that period, and (ii) if the redemption is after the 91st day the either note is in effect, but less than the 180th day, then for an amount equal to 133% of the unpaid principal amount of either note along with any accrued interest. During the nine months ended December 31, 2019, GS Capital fully converted $180,000 of principal and $11,248 of accrued interest into 7,410,229 shares of common stock.

(c)

On March 14, 2019, the Company entered into a 12-month $300,000 principal face value 8.0% convertible debenture with GS Capital, with a maturity date of March 13, 2020. The GS Capital Note carried a $20,000 original issue discount (OID) and, as such, the initial net proceeds to the Company was $280,000. In connection with this agreement, the Company was obligated to issue 750,000 commitment shares having a value of $142,500 ($0.19 per share) which is reflected as interest expense in the Company’s condensed consolidated statement of operations during the year ended March 31, 2019. These shares were issued on June 20, 2019. The Holder is entitled, at its option, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company’s common stock at a price for each share of Common Stock equal to 68% of the lowest daily VWAP of the Common Stock as reported on the National Quotations Bureau OTC Markets exchange for the fifteen (15) prior trading days. Due to the discount to market conversion, a beneficial conversion feature was recorded on this note as a discount to the note in the amount of the full-face value of the note which will be amortized over the life of the note. This amortization will be reflected as interest cost ratably over the term of the note. At December 31, 2019, this note had accrued interest of $19,200. Also, in conjunction with this note, the 213,334 five-year cashless warrants, associated with the June 27, 2017, $80,000 5% one-year note were fully cancelled. On February 10, 2020, GS Capital elected to partially convert the $75,000 of principal of this note plus $5,458 of accrued interest for 2,628,548 common shares ($0.0307 per share). After the conversion, the remaining balance of this note is $225,000.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2019 AND 2018

(UNAUDITED)

(US$)

NOTE 7 – NOTES PAYABLE (CONTINUED)

(d)	On May 24, 2019, the Company entered into a one year 8% $60,000 Convertible Note with GS Capital pursuant to the terms of a Securities Purchase Agreement. The GS Capital Note has a maturity date of May 23, 2020 and carried a $5,000 original issue discount (such that $55,000 was funded to the Company on May 24, 2019). The holder is entitled, at its option, at any time after cash payment, to convert all or any amount of the principal face amount of the GS Note then outstanding into shares of the Company’s common stock at a price for each share of common stock equal to 66% of the lowest daily volume weighted average price (VWAP) of the common stock as reported on the National Quotations Bureau OTC Markets exchange which the Company’s shares are traded or any exchange upon which the common stock may be traded in the future, for the fifteen (15) prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. Such conversion shall be effectuated by the Company delivering the shares of common stock to the holder within 3 business days of receipt by the Company of the notice of conversion. Accrued but unpaid interest shall be subject to conversion. In connection with the GS Capital Note, the Company issued irrevocable transfer agent instructions reserving 3,327,000 shares of its Common Stock for conversions under this Note equal to two and a half times the discounted value of the Note (the “Share Reserve”) and was required to maintain a 2.5 times reserve for the amount then outstanding. Upon full conversion of this Note, any shares remaining in the Share Reserve shall be cancelled. At December 31, 2019, GS Capital fully converted $60,000 of principal and $2,670 of accrued interest, and 4,327,198 shares then in reserve were cancelled and placed back into the Company’s treasury.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2019 AND 2018

(UNAUDITED)

(US$)

NOTE 7 – NOTES PAYABLE (CONTINUED)

(e)

On June 21, 2019, the Company entered into a one year 8% $60,000 Convertible Note with GS Capital Partners, LLC pursuant to the terms of a Securities Purchase Agreement. The GS Capital Note has a maturity date of June 21, 2020 and carried a $5,000 original issue discount (such that $55,000 was funded to the Company on June 21, 2019). The holder is entitled, at its option, at any time after cash payment, to convert all or any amount of the principal face amount of the GS Note then outstanding into shares of the Company’s common stock at a price for each share of common stock equal to 66% of the lowest daily volume weighted average price (VWAP) of the common stock as reported on the National Quotations Bureau OTC Markets exchange, which the Company’s shares are traded or any exchange upon which the common stock may be traded in the future, for the fifteen (15) prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. Such conversion shall be effectuated by the Company delivering the shares of common stock to the holder within 3 business days of receipt by the Company of the notice of conversion. Accrued but unpaid interest shall be subject to conversion. To the extent the conversion price of the Company’s common stock closes below the par value per share, the Company will take all steps necessary to solicit the consent of the stockholders to reduce the par value to the lowest value possible under law. The Company agrees to honor all conversions submitted pending this decrease. In the event the Company experiences a DTC “Chill” on its shares, the conversion price shall be decreased to 56% instead of 66% while that “Chill” is in effect. In no event shall the holder be allowed to affect a conversion if such conversion, along with all other shares of the Company common stock beneficially owned by the holder and its affiliates would exceed 9.9% of the outstanding shares of the common stock of the Company. Upon an event of default, among other default provisions set forth in the GS Capital Note, (i) interest shall accrue at a default interest rate of 24% per annum or, if such rate is usurious or not permitted by current law, then at the highest rate of interest permitted by law. (ii) if the Company shall fail to deliver to the holder the shares of common stock without restrictive legend (when permissible in accordance with applicable law) within three (3) business days of its receipt of a notice of conversion, then the Company shall pay a penalty of $250 per day if the shares are not issued beginning on the 4th day after the conversion notice was delivered to the Company (which shall be increased to $500 per day beginning on the 10th day); (iii) if the Company’s stock ceases to be listed on an exchange, its stock is suspended from trading for more than 10 consecutive trading days or the Company ceases to file its reports with the SEC under the Securities Exchange Act of 1934, as amended, then the outstanding principal due under the GS Capital Note shall increase by 50%; or (iv) if the GS Capital Note is not paid at maturity, the outstanding principal due under this Note shall increase by 10%. In connection with the GS Capital Note, the Company issued irrevocable transfer agent instructions reserving 2,650,000 shares of its Common Stock for conversions under this Note equal to two and a half times the discounted value of the Note (the “Share Reserve”), and shall maintain a 2.5 times reserve for the amount then outstanding. Upon full conversion of this Note, any shares remaining in the Share Reserve shall be cancelled. As of December 31, 2019, this note had accrued interest of $2,538.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2019 AND 2018

(UNAUDITED)

(US$)

NOTE 7 – NOTES PAYABLE (CONTINUED)

(f)

On July 22, 2019, the Company and Jefferson Street Capital, LLC (“Jefferson Street”) consummated entry into a Securities Purchase Agreement where the Company has borrowed $55,000 ($50,000 with original issuance discount reflected) at 10% annual interest under a term of nine-months in the form of a convertible note. The note is convertible into restricted stock of the Company. In connection with this agreement, the Company issued 250,000 commitment shares having a value of $10,500 ($0.042 per share, the closing price of our common stock on the day preceding the note) which was reflected as interest expense in the Company’s condensed consolidated statement of operations during the three months ended December 31, 2019. The restricted stock was valued at the closing price on July 22, 2019. Legal fees of $2,000 were deducted from cash proceeds of the note payable to investor’s counsel, and a $5,000 original issue discount recognized. The Company received cash proceeds of $48,000 at closing. Under the Jefferson Street note, the Company reserved 15,000,000 shares of its common stock, The noteholder may, at any time, at its option, convert all or any amount of the principal face amount of the note then outstanding into shares of the Company’s common stock at a conversion price for each share of Common Stock equal to 65% of the lowest volume weighted average price for the Company’s common stock during the previous fifteen trading day period as reported on the National Quotations Bureau OTC Markets exchange which the Company’s shares are traded or any exchange upon which the Common Stock may be traded in the future, including the day upon which a notice of conversion is received by the Company. Upon an event of default (as defined and described in the note), among other default penalties, the Company shall pay the Default Amount (as defined in the agreement) as well as incur annual interest at a default interest rate of 24% per annum. In consideration of Jefferson Street loaning the Company the proceeds under this note, the Chief Executive Officer had personally guaranteed the repayment of the outstanding principal amount, accrued and unpaid interest until such time that the Company had satisfied its share reserve requirement under the note. As of December 31, 2019, this note had accrued interest of $2,441. On January 23, Jefferson converted $27,500 of principal and accrued interest in the amount of $1,375 into 1,339,031 shares of restricted stock of the Company ($0.0219 per share). The Company repaid the remaining balance of $27,500 of the Jefferson Street Note including accrued interest and prepayment premium of $10,904. As a result, the Jefferson Street Note is now fully repaid and retired and no further obligations or remuneration is due and owing thereunder.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2019 AND 2018

(UNAUDITED)

(US$)

NOTE 7 – NOTES PAYABLE (CONTINUED)

(g)	On August 12, 2019, the Company received $47,500 net proceeds for the second of two notes (the “Back-End Note”) under a December 20, 2018 security purchase agreement with Adar Alef, LLC whereby the Company issued two 8% convertible redeemable notes in the cumulative principal amount of $110,000. Both notes were for $55,000 and had funded with net proceeds of $47,500, after the deduction of $5,000 for OID and $2,500 in legal fees. The first note was previously funded on December 24, 2018 and was fully converted on March 18, 2019. The Back-End Note was initially paid for by an offsetting promissory note issued by Adar Alef, LLC to the Company (the “Note Receivable”). The terms of the Back-End Note required cash funding prior to any conversion thereunder. The Note Receivable was due December 20, 2019, unless certain conditions were not met, in which case both the Back-End Note and the Note Receivable may both have been cancelled. The Back-End Note has a maturity date one year from the date of issuance upon which any outstanding principal and interest is due and payable. The face value amount plus accrued interest under the Back-End Note are convertible into shares of the Company’s common stock at a price for each share of common stock equal to 60% of the lowest daily VWAP of the common stock as reported on the National Quotations Bureau OTC Markets market on which the Company’s shares are traded or any exchange upon which the common stock may be traded in the future, for the 20 prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. In the event the Company experiences a DTC “chill” on its shares, the conversion price shall be decreased to 50% instead of 60% while that “chill” is in effect. Upon an event of default, principal and accrued interest will become immediately due and payable under the notes. Additionally, upon an event of default, both notes will accrue interest at a default interest rate of 24% per annum or the highest rate of interest permitted by law. Further, certain events of default may trigger penalty and liquidated damage provisions. (This note contains a provision where if the Company shall have defaulted on or breached any term of any other note of similar debt instrument into which the Company has entered and failed to cure such default within the appropriate grace period they would be considered in default of this note. This Back-End Note may not be repaid. The note holder may redeem this note at any time after the first six months. As of December 31, 2019, this note had accrued interest of $2,125. Effective December 20, 2019, it was mutually agreed to extend the maturity date of this note to September 20, 2020. On February 12, 2020, $15,000 of note principal was converted into 554,324 common shares ($0.02706 per share).

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2019 AND 2018

(UNAUDITED)

(US$)

NOTE 7 – NOTES PAYABLE (CONTINUED)

(h)	On September 13, 2019, the Company entered into a one year 8% $100,000 Convertible Note with Odyssey Funding, LLC (“Investor”) pursuant to the terms of a Securities Purchase Agreement (the “Odyssey Note”). The Odyssey Note has a maturity date of September 13, 2020 and carried a $5,000 original issue discount (such that $95,000 was funded to the Company at closing). The Investor is entitled, at its option, at any time after cash payment, to convert all or any amount of the principal face amount of the Odyssey Note then outstanding into shares of the Company’s common stock at a price for each share of common stock equal to 64% of the lowest daily volume weighted average price (VWAP) of the common stock as reported on the National Quotations Bureau OTC Markets exchange, which the Company’s shares are traded or any exchange upon which the common stock may be traded in the future, for the fifteen (15) prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. Such conversion shall be effectuated by the Company delivering the shares of common stock to the Investor within 3 business days of receipt by the Company of the notice of conversion. Accrued but unpaid interest shall be subject to conversion. To the extent the conversion price of the Company’s common stock closes below the par value per share, the Company will take all steps necessary to solicit the consent of the stockholders to reduce the par value to the lowest value possible under law. The Company agrees to honor all conversions submitted pending this decrease. In the event the Company experiences a DTC “Chill” on its shares, the conversion price shall be decreased to 54% instead of 64% while that “Chill” is in effect. In no event shall the Investor be allowed to effect a conversion if such conversion, along with all other shares of Company Common Stock beneficially owned by the Investor and its affiliates would exceed 4.99% of the outstanding shares of the Common Stock of the Company (which may be increased up to 9.9% upon 60 days’ prior written notice by the Investor. During the first 180 calendar days that the Odyssey Note is in effect, the Company may redeem the Odyssey Note by paying to the Investor an amount as follows: (i) if the redemption is within the first 60 days of the issuance date, then for an amount equal to 125% of the unpaid principal amount of this Note along with any interest that has accrued during that period, (ii) if the redemption is after the 61st day, but by the 120th day of the issuance date, then for an amount equal to 135% of the unpaid principal amount of this Note along with any accrued interest, and (iii) if the redemption is after the 120th day, but less than the 180th day of the issuance date, then for an amount equal to 140% of the unpaid principal amount of this Note along with any accrued interest. The Company may not redeem the Odyssey Note after the 180th day from entering into it. Upon an event of default, among other default provisions set forth in the Odyssey Note, (i) interest shall accrue at a default interest rate of 24% per annum or, if such rate is usurious or not permitted by current law, then at the highest rate of interest permitted by law. (ii) if the Company shall fail to deliver to the Investor the shares of common stock without restrictive legend (when permissible in accordance with applicable law) within three (3) business days of its receipt of a notice of conversion, then the Company shall pay a penalty of $250 per day the shares are not issued beginning on the 4th day after the conversion notice was delivered to the Company (which shall be increased to $500 per day beginning on the 10th day); (iii) if the Company’s stock ceases to be listed on an exchange, its stock is suspended from trading for more than 10 consecutive trading days or the Company ceases to file its reports with the SEC under the Securities Exchange Act of 1934, as amended, then the outstanding principal due under the Odyssey Note shall increase by 50%; or (iv) if the Odyssey Note is not paid at maturity, the outstanding principal due under this Note shall increase by 10%. In connection with the Odyssey Note, the Company issued irrevocable transfer agent instructions reserving 22,727,000 shares (the “Share Reserve”) of its Common Stock for conversions under this Note. The Investor shall have the right to periodically request that the number of reserved shares be increased so that the number of reserved shares at least equals four hundred percent of the number of shares of Company common stock issuable upon conversion of the Note so long as there are sufficient authorized and unissued shares of the Company not otherwise reserved available to do so. Upon full conversion or repayment of this Odyssey Note, any shares remaining in the Share Reserve shall be cancelled. As of December 31, 2019, this note had accrued interest of $2,389.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2019 AND 2018

(UNAUDITED)

(US$)

NOTE 7 – NOTES PAYABLE (CONTINUED)

(i)	On October 17, 2019, the Company entered into a Convertible Promissory Note (“BHP Note”), bearing an interest rate of 10% per annum, pursuant to a Securities Purchase Agreement with BHP Capital NY, Inc. dated October 7, 2019. The BHP Note has a maturity date of July 3, 2020 and carried a $5,000 original issue discount (such that $50,000 was funded to the Company on October 8, 2019). The holder is entitled, at its option, at any time after cash payment, to convert all or any amount of the principal face amount of the BHP Note then outstanding into shares of the Company’s common stock at a price for each share of common stock equal to 65% of the lowest daily volume weighted average price (VWAP) of the common stock as reported on the National Quotations Bureau OTC Markets exchange, which the Company’s shares are traded or any exchange upon which the common stock may be traded in the future, for the fifteen (15) prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. Holder shall be entitled to deduct $500.00 from the conversion amount in each Notice of Conversion to cover Holder’s deposit fees associated with each Notice of Conversion. The Borrower is required at all times to have authorized and reserved three times the number of shares that would be issuable upon full conversion of the Note (assuming that the 4.99% limitation is not exceeded) in effect, initially 7,000,000 shares. Borrower shall issue and deliver or cause to be issued and delivered to or upon the order of the Holder certificates for the Common Stock issuable upon such conversion within two (2) business days after such receipt. If delivery of the Common Stock issuable upon conversion of this Note is not delivered by the Deadline due to action and/or inaction of the Borrower, the Borrower shall pay to the Holder $2,000 per day in cash. The Borrower shall have the right, exercisable on not more than three (3) Trading Days prior written notice to the Holder of the Note to prepay the outstanding Note (principal and accrued interest) paying the holder the amounts as follows: : (i) if the redemption is within the first 90 days of the issuance date, then for an amount equal to 120% of the unpaid principal amount of this Note along with any interest that has accrued during that period, (ii) if the redemption is after the 91st day, but less than the 180th day of the issuance date, then for an amount equal to 133% of the unpaid principal amount of this Note along with any accrued interest. The BHP Note may not be redeemed after 180 days. Upon an event of default, among other default provisions set forth in the BHP Note, (i) interest shall accrue at a default interest rate of 24% per annum, (ii) Borrower shall fail to maintain the listing of the Common Stock on at least one of the OTC (which specifically includes the quotation platforms maintained by the OTC Markets Group) or an equivalent replacement exchange, (iii) Borrower shall fail to comply with the reporting requirements of the Exchange Act; and/or the Borrower shall cease to be subject to the reporting requirements of the Exchange Act, (iv) bankruptcy, (v) cessation of operations, (vi) liquidation, (vii) restatement of any financial statements filed by the Borrower with the SEC at any time after 180 days after the Issuance Date for any date or period until this Note is no longer outstanding, if the result of such restatement would, by comparison to the un-restated financial statement, have constituted a material adverse effect on the rights of the Holder with respect to this Note or the Purchase Agreement, and (viii) breach or default by the Borrower of any covenant or other term or condition contained in any of the Other Agreements, after the passage of all applicable notice and cure or grace periods, shall, at the option of the Holder, be considered a default. In the event of default due to restatement, failure to comply with the Exchange act, delisting from exchange or cross default the borrower must pay 150% times the sum the then outstanding principal amount of this Note plus (x) accrued and unpaid interest. During the period where any monies are owed to the Holder pursuant to this Note, if the Borrower engages in any future financing transactions with a third party investor, the Borrower will provide the Holder with written notice thereof promptly but in no event less than 10 days prior to closing any financing transactions. In the event the Holder determines that the terms of the subsequent investment are preferable to the terms of the securities of the Borrower issued to the Holder pursuant to the terms of the Purchase Agreement, the Holder will notify the Borrower in writing. Promptly after receipt of such written notice from the Holder, the Borrower agrees to amend and restate the Securities (which may include the conversion terms of this Note), to be identical to the instruments evidencing the subsequent investment. On October 16, 2019, the Company issued 250,000 commitment shares to noteholder, BHP Capital NY, Inc. pursuant to the BHP Note. The shares had a value of $9,750 ($0.039 per share) which was recorded as interest expense on the Company’s condensed consolidated balance sheet. As of December 31, 2019, this note had accrued interest in the amount of $1,130. Upon full conversion or repayment of this BHP note, any shares remaining in the Share Reserve shall be cancelled.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2019 AND 2018

(UNAUDITED)

(US$)

NOTE 7 – NOTES PAYABLE (CONTINUED)

(j)	On November 7, 2019, the Company effectuated a nine-month convertible promissory note with Tangier’s Global, LLC (the “Tangier’s Note”). The Company received funds in the amount of $125,000 after reduction of the Original Issue Discount of $12,500. The $137,500 face value note matures on August 5, 2020 and bears and interest rate of 10%. The Note holder is entitled, at its option, at any time after cash payment, to convert all or any amount of the principal face amount of the Tangier’s Note then outstanding into shares of the Company’s common stock at a price for each share of common stock equal to 66% of the lowest daily volume weighted average price (VWAP) of the common stock as reported on the National Quotations Bureau OTC Markets exchange, which the Company’s shares are traded or any exchange upon which the common stock may be traded in the future, for the twenty (20) prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. If the Company is placed on “chilled” status with the DTC, the discount shall be increased by 10%, i.e., from 34% to 44%, until such chill is remedied. If the Company is not DWAC eligible through their transfer agent and DTC’s FAST system, the Conversion Price discount will be increased by 5%, i.e., from 34% to 39%. In the case of both, the Conversion Price discount shall be a cumulative increase of 15%, i.e., from 34% to 49%. Any default of this Note not remedied within the applicable cure period will result in a permanent additional 10% increase, i.e., from 34% to 44%, in the Conversion Price discount in addition to any and all other Conversion Price discounts, as provided above. Any conversion shall be effectuated by the Company delivering the shares of common stock to the Investor within 2 business days of receipt by the Company of the notice of conversion. Accrued but unpaid interest shall be subject to conversion. During the first 180 calendar days that the Tangier’s Note is in effect, the Company may redeem the note by paying to the note holder Investor an amount as follows: (i) if the redemption is within the first 90 days of the issuance date, then for an amount equal to 120% of the unpaid principal amount of this Note along with any interest that has accrued during that period, (ii) if the redemption is after the 91st day, but by the 180th day of the issuance date, then for an amount equal to 133% of the unpaid principal amount of this Note along with any accrued interest. The Company may not redeem the Tangier’s Note after the 180th day from entering into it without written approval by the noteholder. If the Company fails to deliver shares in accordance with the timeframe stated, the Holder, at any time prior to selling all of those shares, may rescind any portion, in whole or in part, of that particular conversion attributable to the unsold shares. Holder may not engage in any “shorting” or “hedging” transaction(s) in the Common Stock of the Company prior to conversion. Upon an event of default, among other default provisions set forth in the Tangier’s Note (i) interest shall accrue at a default interest rate of lesser of 20% per annum or the maximum rate permitted under applicable law; (ii) after the occurrence of an Event of Default that results in the eventual acceleration of this Note, an additional 10% increase to the Conversion Price discount will go into effect; (iii) a default in the timely issuance of underlying shares in excess of any conversion not delivered prior to 20 Trading Days after the Conversion Date, the Company shall pay to the Holder as liquidated damages an amount equal to $2,000 per day, until such certificate or certificates are delivered. The Company shall be considered in default and subject to a mandatory default amount commencing 5 days after the occurrence the following but not limited to: (i) a default in payment of any amount due hereunder; (ii) a default in the timely issuance of underlying shares upon, which default continues for 2 Trading Days after the Company has failed to issue shares or deliver stock certificates within the 3rd Trading Day following the Conversion Date; (iii) failure by the Company for 3 days after notice has been received by the Company to comply with any material provision of this Note; (iv) failure of the Company to remain compliant with DTC, thus incurring a “chilled” status with DTC; (v) any default of any mortgage, indenture or instrument which may be issued, or by which there may be secured or evidenced any indebtedness, for money borrowed by the Company or for money borrowed the repayment of which is guaranteed by the Company, whether such indebtedness or guarantee now exists or shall be created hereafter; (vi) if the Company is subject to any Bankruptcy Event; (vii) any failure of the Company to satisfy its “filing” obligations under Securities Exchange Act of 1934, as amended (the “1934 Act”) and the rules and guidelines issued by OTC Markets News Service, OTCMarkets.com and their affiliates; (viii) failure of the Company to remain in good standing under the laws of its state of domicile; (ix) failure by the Company to maintain the Required Reserve in accordance with the term; (x) failure of Company’s Common Stock to maintain a closing bid price in its Principal Market for more than 3 consecutive Trading Days; (xi) any delisting from a Principal Market for any reason; (xii) failure by Company to pay any of its transfer agent fees in excess of $2,000 or to maintain a transfer agent of record; (xiii) any trading suspension imposed by the United States Securities and Exchange Commission (the “SEC”) under Sections 12(j) or 12(k) of the 1934 Act; (xiv) failure by the Company to meet all requirements necessary to satisfy the availability of Rule 144 to the Holder or its assigns, including but not limited to the timely fulfillment of its filing requirements as a fully-reporting issuer registered with the SEC, requirements for XBRL filings, and requirements for disclosure of financial statements on its website. In connection with the Tangier’s Note, the Company issued irrevocable transfer agent instructions reserving 35,000,000 shares (the “Share Reserve”) of its Common Stock for conversions under this Note.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2019 AND 2018

(UNAUDITED)

(US$)

NOTE 7 – NOTES PAYABLE (CONTINUED)

(j)	The Company covenants that it will at all times reserve and keep available for Holder, out of its authorized and unissued Common Stock solely for the purpose of issuance upon conversion of this Note, free from preemptive rights or any other actual contingent purchase rights of persons other than the Holder, five times the number of shares of Common Stock as shall be issuable. If the amount of shares on reserve in Holder’s name at the Company’s transfer agent for this Note shall drop below the Required Reserve, the Company will, within 2 Trading Days of notification from Holder, instruct the transfer agent to increase the number of shares so that the Required Reserve is met. Upon full conversion or repayment of this Tangiers note, any shares remaining in the Share Reserve shall be cancelled.

(k)	On December 18, 2019, the Company entered into a one year 8% $100,000 Convertible Note with Odyssey Capital, LLC (“Odyssey”) pursuant to the terms of a Securities Purchase Agreement (the “Odyssey Note”). The Odyssey Note has a maturity date of December 18, 2020 and carried a $5,000 original issue discount (such that $95,000 was funded to the Company at closing). The Investor is entitled, at its option, at any time after cash payment, to convert all or any amount of the principal face amount of the Odyssey Note then outstanding into shares of the Company’s common stock at a price for each share of common stock equal to 64% of the lowest daily volume weighted average price (VWAP) of the common stock as reported on the National Quotations Bureau OTC Markets exchange, which the Company’s shares are traded or any exchange upon which the common stock may be traded in the future, for the fifteen (15) prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. Such conversion shall be effectuated by the Company delivering the shares of common stock to Odyssey within 3 business days of receipt by the Company of the notice of conversion. Accrued but unpaid interest shall be subject to conversion. To the extent the conversion price of the Company’s common stock closes below the par value per share, the Company will take all steps necessary to solicit the consent of the stockholders to reduce the par value to the lowest value possible under law. The Company agrees to honor all conversions submitted pending this increase. In the event the Company experiences a DTC “Chill” on its shares, the conversion price shall be decreased to 54% instead of 64% while that “Chill” is in effect. In no event shall the Investor be allowed to effect a conversion if such conversion, along with all other shares of Company Common Stock beneficially owned by Odyssey and its affiliates would exceed 4.99% of the outstanding shares of the Common Stock of the Company (which may be increased up to 9.9% upon 60 days’ prior written notice by Odyssey). During the first 180 calendar days that the Odyssey Note is in effect, the Company may redeem the Odyssey Note by paying to Odyssey an amount as follows: (i) if the redemption is within the first 60 days of the issuance date, then for an amount equal to 125% of the unpaid principal amount of this Odyssey Note along with any interest that has accrued during that period, (ii) if the redemption is after the 61st day, but by the 120th day of the issuance date, then for an amount equal to 135% of the unpaid principal amount of this Odyssey Note along with any accrued interest, and (iii) if the redemption is after the 120th day, but less than the 180th day of the issuance date, then for an amount equal to 140% of the unpaid principal amount of this Note along with any accrued interest. The Company may not redeem the Odyssey Note after the 180th day from entering into it. Upon an event of default, among other default provisions set forth in the Odyssey Note, (i) interest shall accrue at a default interest rate of 24% per annum or, if such rate is usurious or not permitted by current law, then at the highest rate of interest permitted by law. (ii) if the Company shall fail to deliver to the Investor the shares of common stock without restrictive legend (when permissible in accordance with applicable law) within three (3) business days of its receipt of a notice of conversion, then the Company shall pay a penalty of $250 per day the shares are not issued beginning on the 4th day after the conversion notice was delivered to the Company (which shall be increased to $500 per day beginning on the 10th day); (iii) if the Company’s stock ceases to be listed on an exchange, its stock is suspended from trading for more than 10 consecutive trading days or the Company ceases to file its reports with the SEC under the Securities Exchange Act of 1934, as amended, then the outstanding principal due under the Odyssey Note shall increase by 50%; or (iv) if the Odyssey Note is not paid at maturity, the outstanding principal due under this Odyssey Note shall increase by 10%. In connection with the Odyssey Note, the Company issued irrevocable transfer agent instructions reserving 22,084,000 shares (the “Share Reserve”) of its Common Stock for conversions under this Odyssey Note. Odyssey shall have the right to periodically request that the number of reserved shares be increased so that the number of reserved shares at least equals four hundred percent of the number of shares of Company common stock issuable upon conversion of the Odyssey Note so long as there are sufficient authorized and unissued shares of the Company not otherwise reserved available to do so. Upon full conversion or repayment of this Odyssey Note, any shares remaining in the Share Reserve shall be cancelled. At December 31, 2019, this note had accrued interest in the amount of $285.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2019 AND 2018

(UNAUDITED)

(US$)

(l)	On December 26, 2019, the Company entered into a one year 10% $55,000 Convertible Note with Jefferson Street Capital LLC (“Jefferson Street”) pursuant to the terms of a Securities Purchase Agreement (the “Jefferson Street Note”). The Jefferson Street Note has a maturity date of December 26, 2020 and carried a $5,000 original issue discount (such that $50,000 was funded to the Company at closing). The Investor is entitled, at its option, at any time after cash payment, to convert all or any amount of the principal face amount of the Jefferson Street Note then outstanding into shares of the Company’s common stock at a price for each share of common stock equal to 65% of the lowest daily volume weighted average price (VWAP) of the common stock as reported on the National Quotations Bureau OTC Markets exchange, which the Company’s shares are traded or any exchange upon which the common stock may be traded in the future, for the fifteen (15) prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. Commencing on the date which is 180 days following the date of this Jefferson Street Note and ending on the later of: (i) the Maturity Date and (ii) the date of payment of the Default Amount, this Jefferson Street Note may be converted by Jefferson Street in whole or in part at any time from time to time after the Issue Date as noted in the Jefferson Street Note. During the first 180 calendar days that the Jefferson Street Note is in effect, the Company may redeem the Jefferson Street Note by paying Jefferson Street an amount as follows: (i) if the redemption is within the first 90 days of the issuance date, then for an amount equal to 120% of the unpaid principal amount of this Jefferson Street Note along with any interest that has accrued during that period, and (ii) if the redemption is after the 91st day, but by the 180th day of the issuance date, then for an amount equal to 133% of the unpaid principal amount of this Jefferson Street Note along with any accrued interest. The Company may not redeem the Jefferson Street Note after the 180th day from entering into it. Upon an event of default, among other default provisions set forth in the Jefferson Street Note interest shall accrue at a default interest rate of 24% per annum or, if such rate is usurious or not permitted by current law, then at the highest rate of interest permitted by law. In connection with the Jefferson Street Note, the Company is required at all times to have authorized and reserved six times the number of common shares that would be issuable upon full conversion of the Jefferson Street Note in effect (assuming that the 4.99% limitation set forth in the Jefferson Street Note is not in effect) which shall initially be reserved at 20,000,000 common shares (the “Share Reserve”) of its Common Stock for conversions under this Jefferson Street Note. Upon full conversion or repayment of this Jefferson Street Note, any shares remaining in the Share Reserve shall be cancelled. At December 31, 2019, this note had accrued interest of $75.

During the year ended March 31, 2019, the Company issued 5,946,516 shares of common stock to holders of convertible notes to retire $187,000 in principal and $13,718 of accrued interest (at an average conversion price of $0.03375 per share) under the convertible notes.

During the nine months ended December 31, 2019, the Company issued 11,433,031 shares of common stock to holders of convertible notes to retire $240,000 and $13,900 of note principal and accrued interest, respectively.

Interest expense for the nine months ended December 31, 2019 was $539,955 compared to $44,462 for the prior year. Accrued interest at December 31, 2019 and March 31, 2019 was $29,823 and $30,780, respectively.

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

On December 26, 2019, Chief Executive Officer, Seth Shaw, deposited $50,159 to be used for operating expenses. This is an interest free loan and the Company intends to repay this loan within 60 days.

In conjunction with and consideration for a July 22, 2019, 10% convertible note, in the amount of $55,000, under a Securities Purchase Agreement the Company entered into with Jefferson Street Capital, LLC, the Chief Executive Officer had personally guaranteed the prompt, full and complete payment of the outstanding principal amount, accrued and unpaid interest, default interest (if any) and applicable fees (if any), owing by the Company under the note. This personal guaranty was to remain in effect until such time that the Company was able to reserve at least six times the amount of common shares issuable upon full conversion of the note. As a result of the increase in the authorized shares taking effect on September 13, 2019, this personal guaranty was removed and the Company reserved the appropriate amount of shares on October 2, 2019.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2019 AND 2018

(UNAUDITED)

(US$)

NOTE 9 – STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

As of December 31, 2019, the Company is authorized to issue 400,000,000 shares of its common stock. As of December 31, 2019 and February 13, 2019, there were 88,570,643 and 98,868,564 shares, respectively of common stock issued and outstanding which includes all adjustments for fractional shares.

On July 26, 2019, the Company’s Board of Directors approved the (i) increase of the authorized common stock of the Company from 100,000,000 shares to 400,000,000 shares; (ii) the filing of both the preliminary and definitive information statements; and (iii) approved the record date of July 29, 2019. The Company’s shareholders approved the increase of the authorized shares to 400,000,000 in its Special Meeting on September 10, 2019 and the State of Florida certified the amendment of our Articles of Incorporation effective on September 13, 2019 to reflect this increase.

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

Fiscal Year 2020

During the nine months ended December 31, 2019, the Company issued 2,450,000 shares under our various distribution agreements, as more fully described in Note 1.

During the nine months ended December 31, 2019, the Company issued 11,433,031 shares for conversion of debt in the amount of $240,000 as well as accrued interest in the amount of $13,900 ($0.01412 to $0.04725 per share).

During the nine months ended December 31, 2019, the Company issued 250,000 shares issued to Vice President of Distribution and Marketing.

During the nine months ended December 31, 2019, the Company issued 3,850,000 shares issued for services rendered

During the nine months ended December 31, 2019, the Company issued 1,250,000 shares for debt commitment in the amount of $162,750 ($0.039 to $0.19 per share), 750,000 of these shares had a value of $142,500 were recorded as a liability to issue shares at March 31, 2019 on the Company’s balance sheet.

During the nine months ended December 31, 2019, the Company issued 1,214,286 shares under stock purchase agreements in consideration for $55,000 ($0.02 to $0.07 per share) to accredited investors that are unrelated third parties.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2019 AND 2018

(UNAUDITED)

(US$)

NOTE 9 – STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Common Stock (Continued)

Fiscal Year 2020 (Continued)

In connection with some of the consulting agreements and board advisory agreements the Company has entered into, as the following clauses are part of the compensation arrangements: (a) the consultant will be reimbursed for all reasonable out of pocket expenses and (b) the Company, in its sole discretion, may make additional cash payments and/or issue additional shares of common stock to the consultant based upon the consultant’s performance. The Company recognized $138,294 and $550,823 in stock-based compensation expense related to these agreements in the nine months ended December 31, 2019 and 2018.

Warrants for Common Stock

The following table summarizes warrant activity for the nine months and year ended December 31, 2019 and March 31, 2019:

		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding at March 31, 2018	1,433,611	$1.06	3.02 Years	$-

Granted	-	-		-
Expired	(223,335)	0.2843
Exercised	-	-
Canceled	-	-

Outstanding and exercisable March 31, 2019	1,210,276	$1.2	1.28 Years	$-

Granted	-	-		-
Expired	(488,011)	0.75
Exercised	-	-
Canceled	-	-

Outstanding and exercisable December 31, 2019	722,265	$1.50	1.08 Years	$-

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

During the nine months ended December 31, 2019, 488,011 three-year warrants expired which were awarded to investors in conjunction with security purchase agreements. These warrants had a strike price of $0.75.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2019 AND 2018

(UNAUDITED)

(US$)

NOTE 9 – STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Stock Options

On February 1, 2012, the Company awarded to each of two executives’, one current and one former, options to purchase 66,667 common shares, an aggregate of 133,334 shares. These options vested immediately and were for services performed.

The following table summarizes option activity for the year and nine months ended December 31, 2019 and March 31, 2019:

	Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at March 31, 2018	133,334	$7.50	3.85 Years	$—

Granted	—	—
Expired	—	—
Exercised	—	—

Outstanding at March 31, 2019	133,334	$7.50	2.85 Years	$—

Granted	—	—
Expired	—	—
Exercised	—	—

Outstanding and exercisable at December 31, 2019	133,334	$7.50	2.15 Years	$—

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

The following table summarizes the significant differences between the U.S. Federal statutory tax rate and the Company’s effective tax rate for financial statement purposes for the nine months and years ended December 31, 2019 March 31, 2019:

	December 31, 2019	March 31,2019
Federal income taxes at statutory rate	21.00%	21.00%
State income taxes at statutory rate	0.00%	0.00%
Temporary differences	7.04%	1.48%
Permanent differences	0.10%	0.24%
Impact of Tax Reform Act	0.00%	(167.44)%
Change in valuation allowance	(27.14)%	144.72%
Totals	0.00%	0.00%

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

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2019 AND 2018

(UNAUDITED)

(US$)

NOTE 10 – PROVISION FOR INCOME TAXES (CONTINUED)

	As of	As of
	December 31, 2019	March 31, 2019
Deferred tax assets:
Net operating losses before non-deductible items	$3,980,491	$3,685,807
Loss on disposal of fixed assets	355	355
Stock-based compensation	325,364	209,591
Unrealized gains or losses on investments	29,712	(4,258)
Total deferred tax assets	4,335,822	3,891,495
Less: Valuation allowance	(4,335,822)	(3,891,495)

Net deferred tax assets	$-	$-

At December 31, 2019, the Company had a U.S. net operating loss carryforward in the approximate amount of $18.95 million available to offset future taxable income through 2038. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods. The valuation allowance increased by $444,327 in the nine months ended December 31, 2019 and decreased by $1,516,710 in the year ended March 31, 2019. The net decreases were the result of the tax effects of the Tax Cuts and Jobs Act (the “TCJA”) offset by taxable losses net of timing differences in each of the years.

On December 22, 2017, Public Law 115-97, informally referred to as the TCJA was enacted into law. The TCJA provides for significant changes to the U.S. Internal Revenue Code of 1986, as amended, that impact corporate taxation requirements. Effective January 1, 2018, the federal tax rate for corporations was reduced from 35% to 21% for US taxable income and requires one-time re-measurement of deferred taxes to reflect their value at a lower tax rate of 21%. The effective rate for the year ended March 31, 2018 was 31% as the rate was changed effective January 1, 2018 to the lower rate. Also, mandatory repatriation of untaxed foreign earnings and profits will be taxed at 15.5% to the extent the underlying assets are liquid and 8% on the remaining balance. There are other provisions to the TCJA, such as conversion of a worldwide system to a territorial system, limitations on interest expense and domestic production deductions, which will be effective in fiscal 2019. Given the significant complexity of the TCJA and anticipated additional implementation guidance from the Internal Revenue Service, further implications of the TCJA may be identified in future periods. The Company has adjusted their NOLs and valuation allowances to account for the changes brought about by the TCJA for the three months and year ended December 31, 2019 and March 31, 2019, respectively.

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

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2019 AND 2018

(UNAUDITED)

(US$)

NOTE 11 – INVESTMENTS (CONTINUED)

Investment in Trading Securities:

At March 31, 2019

Company		Beginning of Period Cost	Purchases	Sales Proceeds	End of Period Cost	Fair Value	Realized Gain (Loss)	Unrealized Gain (Loss)
Green Innovations Ltd (GNIN)*	(a)	$-	-	$-	$-	$-	$-	$-
VistaGen Therapeutics Inc (VTGN)	(b)	490,117	349,498	(517,485)	287,500	294,400	(34,630)	6,900
Blink Charging Co (BLNK)	(c)	190,350	151,666	(367,142)	-	-	25,126	-
Blink Charging Co (BLNKW) (Warrants)	(c)	900	162,215	(468,496)	-	-	305,381	-
Aytu BioScience Inc (AYTU)	(d)	82,270	100,030	(144,094)	-	-	(38,206)	-
Lightbridge Corp. (LTBR)	(e)	37,511	299,028	(276,159)	-	-	(60,380)	-
Pulmatrix Inc. (PULM)	(f)	-	204,802	(183,737)	-	-	(21,065)	-
Axovant Sciences Ltd. (AXON)	(g)	-	103,938	(98,433)	-	-	(5,505)	-
Basanite Inc. (BASA)	(h)	-	42,998	(10,821)	30,000	56,000	(2,177)	26,000
Achieve Life Sciences (ACHV)	(i)	-	177,356	(112,221)	-	-	(65,135)	-
Decision Diagnostics (DECN)	(j)	-	20,479	(16,893)	-	-	(3,586)	-
Totals		$801,148	$1,612,010	$(2,195,481)	$317,500	$350,400	$99,823	$32,900	*

At December 31, 2019

Company		Beginning of Period Cost	Purchases	Sales Proceeds	End of Period Cost	Fair Value	Realized Gain (Loss)	Unrealized Gain (Loss)
VistaGen Therapeutics Inc (VTGN)	(b)	287,500	-	-	287,500	158,631	-	(135,769)
Basanite Inc. (BASA)	(h)	30,000	-	40,000	-	-	10,000	-
Totals		$317,500	$-	$40,000	$287,500	$158,631	$-	$(135,769	)**

* Represents the Unrealized Gain (Loss) at March 31, 2019 for securities being held by the Company. For the year ended March 31, 2019, there was a cumulative unrealized gain on trading securities of $223,349 on these investments.

**This amount represents the cumulative unrealized gain as of December 31, 2019, which includes $161,769 for the nine months ended December 31, 2019.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2019 AND 2018

(UNAUDITED)

(US$)

NOTE 11 – INVESTMENTS (CONTINUED)

Trading securities (Continued)

(a)	During the year ended March 31, 2018, the Company’s investment in Green Innovations, Ltd. was sold for net proceeds of $6,815 and was previously carried as an investment included within Current Assets. The Company’s investment in Green Innovations, Ltd. had a cost of $250,000. A loss of $243,185 was recognized on the sale of this security in the year ended March 31, 2018. For the year ended March 31, 2019, there was a realized gain of $125.

(b)	On December 11, 2017 the Company invested $480,000 in the common stock of VistaGen Therapeutics, Inc. (VTGN). The Company purchased 320,000 common shares along with 320,000 five-year warrants with a strike price of $1.50. On March 26, 2018, the Company purchased an additional 10,000 common shares. The investment in the common shares is recorded at fair valve with unrealized gains and losses, reflected in other operating income. The Company’s investment in VTGN has a cost of $490,117, unrealized loss of $183,910 and a fair value of $306,207 at March 31, 2018. During the year ended March 31, 2019, the Company purchased 59,380 shares of VTGN for $61,998 (average price per share of $1.04 per share) in the open market. The Company sold 389,380 shares of VTGN for $517,485 ($1.33 per share) for a realized loss of $34,630. The Company also purchased in a direct offering 230,000 restricted common shares directly from VTGN during the year ended March 31, 2019 for a cost of $287,500. On December 11, 2019, the Company purchased 250,000 three-year restricted warrant at a cost of $0.15 each (total value of $37,500). As of December 31, 2019, the Company has an unrealized gain on these shares in the amount of $6,900, and for the year ended March 31, 2019 has recorded a total realized loss of $34,630 in VTGN. As December 31, 2019, these shares were on deposit held with a broker.

(c)	The Company participated in an $18,500,250 underwritten public offering by BLINK, which closed on February 14, 2018. The Company invested $191,250 of its balance sheet cash and purchased 45,000 registered shares, as well as warrants exercisable immediately for a period of five (5) years from the date of issuance for up to 90,000 additional shares of common stock of BLINK. The Warrants carry an exercise price of $4.25 per share, and also trade on the NASDAQ under the ticker symbol: BLNKW. The Company’s investment in BLINK common stock and warrants had a cost of $191,250, unrealized loss of $35,955 and a fair value of $155,295 at March 31, 2018. During the three months ended June 30, 2018 the Company purchased 41,018 shares of BLINK at a cost of $151,666 (average price per share of $3.69). The Company sold its total holding of 86,018 shares of BLINK for $367,142 (average price per share of $4.26) realizing a gain of $25,126. During the three months ended June 30, 2018, the Company also purchased 208,800 warrants of BLNKW (average price per warrant of $0.77) and sold its entire position of 298,800 for $468,496 (average price per warrant of $1.60) realizing a gain of $305,381.

(d)	On March 2 and March 8, 2018, the Company purchased 188,300 common shares of AYTU Bioscience (ATYU). The investment in the common shares is recorded at fair valve with unrealized gains and losses, reflected in other operating income. The Company’s investment in ATYU had a cost of $82,270, unrealized gain of $37,677 and a fair value of $119,947 at March 31, 2018. During the year ended March 31, 2019, the Company purchased 260,000 shares of AYTU for a $100,830 (average price per share $0.38). During the year ended March 31, 2019, the Company sold all 448,300 shares of AYTU for $144,094 ($0.32 per share). During the year ended March 31, 2019, the Company had a realized loss of $38,206 on this holding.

(e)	On March 12, 2018, the Company purchased 25,000 common shares of Lightbridge Corp (LTBR). The investment in the common shares is recorded at fair valve with unrealized gains and losses, reflected in other operating income. The Company’s investment in LTBR had a cost of $37,511, unrealized loss of $8,261 and a fair value of $29,250 at March 31, 2018. During the year ended March 31, 2019, the Company purchased 287,405 shares of LTBR for $295,625 (average of $1.03 per share). During the year ended March 31, 2019, the Company sold 312,405 shares of LTBR for $276,159 (average price per share of $0.884) realizing a loss of $60,380.

(f)	During the year ended March 31, 2019, the Company purchased 391,514 shares of Pulmatix Inc. (PULM) for $204,802 (average per share price of $0.52). During the year ended March 31, 2019, the Company sold all 391,514 shares for $183,747 ($0.47 per share). The Company had a realized loss of $21,065 on this holding.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2019 AND 2018

(UNAUDITED)

(US$)

NOTE 11 – INVESTMENTS (CONTINUED)

Trading securities (Continued)

(g)	During the year ended March 31, 2019, the Company purchased 40,000 shares of Axovant Sciences Ltd. (AXON) for $103,938 (average share price of $2.60). During the year ended March 31, 2019, the Company sold all 40,000 shares for $98,433 ($2.46 per share). The Company had a realized loss of $5,505 on this holding.

(h)	On July 5, 2018, the Company purchased 100,000 shares of Basanite Industries Inc. (BASA) (formerly Paymeon, Inc. (PAYM)) for $12,998 ($0.13 per share) in the open market. During July 2018 the Company sold the 100,000 shares for $10,821 ($0.11 per share) for a realized loss of $2,177. On July 9, 2018, the Company purchased 400,000 restricted common shares directly from the Company for $30,000 ($0.075 per share). During the three months ended December 31, 2019, the Company sold its 400,000 shares for $40,000 ($0.10 per share) recognizing a profit of $10,000.

(i)	During the year ended March 31, 2019, the Company purchased 44,000 common shares of Achieve Life Sciences (ACHV) for $177,355 ($4.03 per share). During the year ended March 31, 2019, the Company sold all 44,000 shares for $112,221 ($2.55 per share) for a realized loss of $65,135.

(j)	During the year ended March 31, 2019, the Company purchased 450,000 common shares of Decision Diagnostics (DECN) for $20,480 ($0.046 per share). During the year ended March 31, 2019, the Company sold all of its shares for $16,893 ($0.038 per share) for a realized loss of $3,586.

At December 31, 2019, the Company held warrants for AYTU to purchase 5,555 common shares at a strike price of $10.80 with an expiration of March 6, 2023. The strike price and number of shares were adjusted for the August 10, 2018, 1 for 20 reverse stock-split. At December 31, 2019, these warrants were out of the money by $9.83 per share and are not publicly traded, and the Company has not recognized the value of these warrants as they are not liquid.

On December 11, 2019, the Company purchased 250,000 three-year restricted warrant for VTGN at a cost of $0.15 each (total value of $37,500). These warrants have a strike price of $0.50 each. These shares are $0.19 in the money but since these warrants are not publicly traded, the Company has not recognized the value of these warrants as they are not liquid.

In addition to the 250,000 VTGN warrants noted above, at December 31, 2019, the Company currently holds warrants for VTGN to purchase 320,000 shares of common stock at a strike price of $1.50 per share with an expiration of December 13, 2022. These warrants were out of the money by $0.81 each. The Company also owns warrants for VTGN to purchase 230,000 shares of common stock at a strike price of $1.50 per share with an expiration of February 28, 2022. On December 4, 2019, VTGN adjusted the strike price of the February 2022 warrants to $0.50 each. These was neither a gain nor loss on the transaction since there is no value recognized by the Company. At December 31, 2019, these warrants were in the money by $0.19 per share. Since these 550,000 total warrants are not publicly traded, the Company has not recognized the value of these warrants as they are not liquid.

Digital Currency

On April 2, 2018, the Company completed a purchase in the Groestlcoin cryptocurrency (Crypto Currency Code: GRS) in the aggregate amount of $8,000 for 11,922.81 units ($0.6569 per unit). The purchase of this currency cannot be executed directly using $USD. The Company must purchase Bitcoin (BTC) and then purchase the Groestlcoin cryptocurrency by using BTC. This two-step process triggers the potential recognition of realized gains or losses on the purchase of Groestlcoin. On July 15, 2018, the Company sold all of its 39,862 units of Groestlcoin cryptocurrency converting it into 4.17 units of BTC having a value of $32,230. On August 20, 2018, the Company converted its BTC to gold bullion and silver coins at a value of $26,783.

On August 25, 2018, the Company sold all gold and silver commodities held for a sum of $24,046, recognizing a loss on the transaction of $2,737. During the year ended March 31, 2019, had an unrealized loss on digital currency of $3,143 prior to the conversion to the gold and silver. During the nine months ended December 31, 2019, the Company had no digital currency activity.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2019 AND 2018

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

The Company tested the investment value for Küdzoo as of March 31, 2019 for impairment. It was noted that the value of the Küdzoo had increased based on recent equity raises in which the Company took part in. As a result of the new equity raises, the Company does not believe there is any impairment of this investment as of December 31, 2019.

On April 8, 2019, the Company invested $20,400, in Küdzoo, Inc., in which the Company had previously invested $37,500. The $20,400 investment was recorded at cost representing a 0.2% of the proportionate interest in the outstanding of the Company after this offering based on a pre-money valuation of $10,200,000.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2019 AND 2018

(UNAUDITED)

(US$)

NOTE 11 – INVESTMENTS (CONTINUED)

Cost investments (Continued)

Küdzoo, Inc. (Continued)

On December l8, 2019, the Company invested $22,000, in Küdzoo, Inc. The $22,000 investment was recorded at cost representing a 0.2% of the proportionate interest in the outstanding of the Company after this offering based on a pre-money valuation of $10,200,000.

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

The Company tested the investment value for Serendipity as of March 31, 2019 for impairment. It was noted that the value of the company has maintained its value through reviews of their financial performance, therefore, the Company does not believe there is any impairment of this investment as of December 31, 2019.

NOTE 12 – FAIR VALUE MEASUREMENTS

The following summarizes the Company’s financial assets and liabilities that are measured at fair value on a recurring basis at December 31, 2019 and March 31, 2019:

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets
Investment-trading securities	$158,631	$-	$-	$158,631
Cost method investment – Küdzoo	$-	$-	$79,900	$79,900
Cost method investment – Serendipity Brands	$-	$-	$35,000	$35,000

	March 31, 2019
	Level 1	Level 2	Level 3	Total
Assets
Investment-trading securities	$350,400	$-	$-	$350,400
Cost method investment – Küdzoo	$-	$-	$37,500	$37,500
Cost method investment – Serendipity Brands	$-	$-	$35,000	$35,000

NOTE 13 – CONCENTRATIONS

During the nine months and year ended December 31, 2019 and March 31, 2019, we have one supplier for 100% of our product who is also the manufacturer of Tauri-GumTM.

For the nine months ended December 31, 2019, two customers accounted for 42.09% of product sales from continuing operations. For the year ended March 31, 2019, one customer accounted for 97% of product sales from continuing operations.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2019 AND 2018

(UNAUDITED)

(US$)

NOTE 14 – SUBSEQUENT EVENTS

Subsequent to December 31, 2019, the Company issued additional shares of common stock as follows; (i) 2,926,000 restricted shares of common stock in a private placement purchased by accredited individual investors for cash of $58,520 ($0.02 per share) and (ii) 2,500,000 shares of restricted common stock were issued to consultants for services rendered (iii) 600,000 shares of restricted common stock for commitment shares relative to convertible notes issued and (ii) 4,521,903 shares of restricted common stock in conversion of convertible notes issued by us of $117,500 and accrued interest of $6,833.

On January 31, 2020, the Company entered into a stock purchase agreement with an accredited investor to purchase 330,000 restricted shares of Company’s common stock for $9,900 ($0.03 per share.) As of this report date, these shares have not been issued.

Approval to Operate Global Seller Account by Alibaba Group

On January 6, 2020, the Company announced that is has been approved by Chinese multinational conglomerate, Alibaba Group (“Alibaba”), to operate a Global Seller Account. In addition, the Company has been designated as a Gold Supplier (Gold Tier Level Supplier). This Alibaba approval opens up the global marketplace to the Company, its products, its product lines, as well as future business opportunities. The Company is working diligently towards establishing a partnership with a China based fulfillment and distribution network.

Certified as Affiliate Vendor by The National Association of College Stores

On January 7, 2020, the Company announced that is has been certified by the National Association of College Stores (“NACS”) as an affiliate vendor. As a vendor of NACS, the Company has joined the most comprehensive group of campus retailers working to provide the best services and selections to college students across the United States.

Joint Venture with OG LABRATORIES, LLC

On January 21, 2020, the Company entered into a joint venture agreement with OG LABRATORIES, LLC (“OG”). Under this agreement the Company will act as a wholesaler of OG’s product labeled under OG’s name. The Company currently has two products: “Omega-3 Heart Wellness+CBD” and “Collagen Skin Wellness+CBD”. Both of these products will be offered on the Company’s website. The Company shall be compensated for sales generated through its efforts according the following formula: the Company shall receive, no later than 30 days after collection, a set percentage of the total order amount for third-party customers who purchase directly from OG. For deals greater than One Hundred Thousand Dollars ($100,000.00), Contractor shall receive commission of three and a half percent (3.5%) and for deals of One Hundred Thousand Dollars ($100,000.00) or less, Contractor shall receive commission of five percent (5%). The Company will only receive a commission on sales to customers that it brings to OG. Contractor shall receive the commission on such sales as long as the sale is made while the contract is in force or within six (6) months after the contract’s termination. This Agreement may be terminated by either party with thirty days of prior written notice to the other part. Contemporaneous to this agreement, the Company has purchased of inventory of $3,050 for e-commerce fulfillment.

Investment Agreement and Registration Rights Agreement

On January 21, 2020, the Company entered into a $5,000,000 equity line financing agreement (“Investment Agreement”) with Tangiers, as well as a registration right agreement related thereto (“Registration Rights Agreement”). The financing is over a maximum of 36 months. Pursuant to the Registration Rights Agreement, a maximum of 76,000,000 shares of our common stock, par value $.00001 per share that we may sell to Tangiers from time to time will be registered by us on Form S-1 with the Securities and Exchange Commission under the Securities Act of 1933, as amended, for this financing. We are required to use our best efforts to file the Registration Statement within ninety (90) days of the date the Investment Agreement.

Subject to the terms and conditions of the equity line documents, from time to time, the Company may, in its sole discretion, deliver a Put Notice to Tangiers which states the number of shares that the Company intends to sell to Tangiers on a closing date. The maximum amount of shares of Common Stock that the Company shall be entitled to put to Tangiers per any applicable Put Notice shall be an amount of shares up to or equal to two hundred percent (200%) of the average of the daily trading volume (U.S. market only) of the Common Stock for the ten (10) consecutive Trading Days immediately prior to the applicable Put Notice Date (the “Put Amount”) so long as such amount is at least Five Thousand Dollars ($5,000) and does not exceed Three Hundred Fifty Thousand Dollars ($350,000), as calculated by multiplying the Put Amount by the average daily VWAP for the ten (10) consecutive Trading Days immediately prior to the applicable Put Notice Date. The “Purchase Price” of the shares of our common stock that we may sell to Tangiers will be 88% of the lowest VWAP of the Common Stock during the five (5) consecutive Trading Days including and immediately following the applicable to the Put Notice, provided, however, an additional 10% will be added to the discount of each Put if (i) the Company is not DWAC eligible and (ii) an additional 15% will be added to the discount of each Put if the Company is under DTC “chill” status on the applicable Put Notice Date.

The closing of a purchase by Tangiers of the shares specified by us in the Put Notice will occur on the date which is no earlier than five and no later than seven trading days following the date Tangiers receives the Put Notice. On a closing date we will sell to Tangiers the shares of our common stock specified in the Put Notice, and Tangiers will pay us an amount equal to the Purchase Price multiplied by the number of shares specified in the Put Notice.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2019 AND 2018

(UNAUDITED)

(US$)

NOTE 14 – SUBSEQUENT EVENTS (CONTINUED)

Convertible Notes

BHP Capital NY Inc. Note

On January 3, 2020, the Company entered into a one year 2% $44,000 Convertible Promissory Note with BHP Capital NY Inc. (“BHP Capital”) pursuant to the terms of a Securities Purchase Agreement (the “BHP Capital Note”). The BHP Capital Note has a maturity date of January 3, 2021 and carries a $4,000 original issue discount (such that $40,000 was funded to the Company at closing). BHP has the right from time to time, and at any time after closing, to convert all or any amount of the principal face amount of the BHP Capital Note then outstanding into shares of the Company’s common stock at a price for each share of common stock equal to 65% of the lowest one-day volume weighted average price (VWAP) of the common stock as reported on the National Quotations Bureau OTC Markets exchange, which the Company’s shares are traded or any exchange upon which the common stock may be traded in the future, for the twenty (20) prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. Such conversion shall be effectuated by the Company delivering the shares of common stock to BHP Capital within three (3) business days of receipt by the Company of the notice of conversion. The conversion price may be adjusted downward if, within three (3) business days of the transmittal of the Notice of Conversion to the Company, the Common Stock has a closing bid which is 5% or lower than that set forth in the Notice of Conversion. Accrued but unpaid interest shall be subject to conversion. To the extent the conversion price of the Company’s common stock closes below the par value per share, the Company will take all steps necessary to solicit the consent of the stockholders to reduce the par value to the lowest value possible under law. The Company agrees to honor all conversions submitted pending this increase. In the event the Company experiences a DTC “Chill” on its shares, the conversion price shall be decreased to 50% instead of 65% while that “Chill” is in effect. In no event shall BHP be allowed to effect a conversion if such conversion, along with all other shares of Company Common Stock beneficially owned by BHP Capital and its affiliates would exceed 4.99% of the outstanding shares of the Common Stock of the Company.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2019 AND 2018

(UNAUDITED)

(US$)

NOTE 14 – SUBSEQUENT EVENTS (CONTINUED)

Convertible Notes (Continued)

BHP Capital NY Inc. Note (Continued)

During the first 180 calendar days that the BHP Capital Note is in effect, the Company may redeem the BHP Capital Note by paying to BHP Capital an amount as follows: (i) if the redemption is within the first thirty (30) days of the issuance date, then for an amount equal to 110% of the unpaid principal amount of this BHP Capital Note along with any interest that has accrued during that period, (ii) if the redemption is on or after the 31st day, but by the 60th day of the issuance date, then for an amount equal to 115% of the unpaid principal amount of this BHP Capital Note along with any accrued interest, (iii) if the redemption is on or after the 61st day and through the 90th day of the issuance date, then for an amount equal to 120% of the unpaid principal amount of this Note along with any accrued interest and (iv) if the redemption is on or after the 91st day and through the 180th day of the issuance date, then for an amount equal to 133% of the unpaid principal amount of this Note along with any accrued interest. The Company may not redeem the BHP Capital Note after the 180th day from entering into it. Upon an event or continuation of default, among other penalty provisions, of the BHP Note (1) interest shall accrue at a default interest rate of 24% per annum (“Default Interest”), and (2) the Note shall become immediately due and payable and the Company shall pay to the BHP, in full satisfaction of its obligations thereunder, an amount equal to the greater of (i) 150% times the sum of (w) the then outstanding principal amount of this Note plus (x) accrued and unpaid interest on the unpaid principal amount of this Note to the date of payment plus (y) Default Interest, if any, on the amounts referred to in clauses (w) and/or (x) plus (z) any amounts owed to BHP pursuant to the BHP Capital Note and all other amounts payable thereunder shall immediately become due and payable. The BHP Capital Note contains cross-default provisions to other Company agreements which, if triggered after the passage of all applicable notice and cure or grace periods, shall, at the option of BHP, be considered a default under the BHP Capital Note in which event BHP shall be entitled (but in no event required) to apply all rights and remedies of BHP under the terms and provisions of the BHP Capital Note and such other applicable agreements.

In connection with the BHP Capital Note, the Company issued irrevocable transfer agent instructions pursuant to which the Company is required at all times to have reserved three times the number of shares that would be issuable upon full conversion of the Note (assuming that the 4.99% beneficial ownership limitation is not in effect) (based on the respective Conversion Price of the Note in effect from time to time, initially 14,100,000 shares of its Common Stock (the “Share Reserve”) for conversions under this BHP Capital Note. Failure to maintain the share Reserve may be an event of default. Upon full conversion or repayment of this BHP Capital Note, any shares remaining in the Share Reserve shall be cancelled.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2019 AND 2018

(UNAUDITED)

(US$)

NOTE 14 – SUBSEQUENT EVENTS (CONTINUED)

Convertible Notes (Continued)

Adar Alef, LLC Note

On January 15, 2020, the Company entered into security purchase agreement with Adar Alef, LLC whereby the Company issued an 8% convertible redeemable note in the principal amount of $44,000. The note was funded with net proceeds of $37,800, after the deduction of $4,000 for OID and $2,200 in legal fees. The note has a maturity date of January 15, 2021. The face value amount plus accrued interest under the note are convertible into shares of the Company’s common stock at a price for each share of common stock equal to 65% of the lowest daily VWAP of the common stock as reported on the National Quotations Bureau OTC Markets market on which the Company’s shares are traded or any exchange upon which the common stock may be traded in the future, for the 20 prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. In the event the Company experiences a DTC “chill” on its shares, the conversion price shall be decreased to 55% instead of 65% while that “chill” is in effect. Upon an event of default, principal and accrued interest will become immediately due and payable under the notes. Additionally, upon an event of default, both notes will accrue interest at a default interest rate of 24% per annum or the highest rate of interest permitted by law. During the first 6 months following the Issuance Date, the Company may redeem this Note by paying to the Holder an amount equal to the sum of 140% of the face amount plus any accrued interest. This Note may not be prepaid after the 6-month anniversary of the Issuance Date. The redemption must be closed and paid for within 3 business days of the Company sending the redemption demand or the redemption will be invalid, and the Company may not redeem this Note. In the event this Note is not prepaid within the 6-month period, the Conversion Price described in Section 4(a) shall be decreased from 65% to 60% (reflecting an effective conversion discount of 40%). Further, certain events of default may trigger penalty and liquidated damage provisions. (This note contains a provision where if the Company shall have defaulted on or breached any term of any other note of similar debt instrument into which the Company has entered and failed to cure such default within the appropriate grace period they would be considered in default of this note. The Company shall establish an initial reserve of 6,296,000 shares of its common stock and at all times reserve a minimum of 4 times the amount of shares required if the note were to fully convert.

GS Capital Partners, LLC Note

On January 17, 2020, the Company entered into a one year 8% $110,000 Convertible Note with GS Capital Partners, LLC pursuant to the terms of a Securities Purchase Agreement. The GS Capital Note has a maturity date of January 21, 2021 and carried a $10,000 original issue discount (such that $100,000 was funded to the Company on January 21, 2020). The holder is entitled, at its option, at any time after cash payment, to convert all or any amount of the principal face amount of the GS Note then outstanding into shares of the Company’s common stock at a price for each share of common stock equal to 65% of the lowest daily volume weighted average price (VWAP) of the common stock as reported on the National Quotations Bureau OTC Markets exchange, which the Company’s shares are traded or any exchange upon which the common stock may be traded in the future, for the twenty (20) prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. Such conversion shall be effectuated by the Company delivering the shares of common stock to the holder within 3 business days of receipt by the Company of the notice of conversion. Accrued but unpaid interest shall be subject to conversion. To the extent the conversion price of the Company’s common stock closes below the par value per share, the Company will take all steps necessary to solicit the consent of the stockholders to reduce the par value to the lowest value possible under law. The Company agrees to honor all conversions submitted pending this increase. In the event the Company experiences a DTC “Chill” on its shares, the conversion price shall be decreased to 55% instead of 65% while that “Chill” is in effect. In no event shall the holder be allowed to affect a conversion if such conversion, along with all other shares of the Company common stock beneficially owned by the holder and its affiliates would exceed 9.9% of the outstanding shares of the common stock of the Company.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2019 AND 2018

(UNAUDITED)

(US$)

NOTE 14 – SUBSEQUENT EVENTS (CONTINUED)

Convertible Notes (Continued)

GS Capital Partners, LLC Note (Continued)

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

In connection with the GS Capital Note, the Company issued irrevocable transfer agent instructions reserving 5,150,000 shares of its Common Stock for conversions under this Note (the “Share Reserve”) within 5 days from the date of execution and shall maintain a 2.5 times reserve for the amount then outstanding. Upon full conversion or repayment of this Note, any shares remaining in the Share Reserve shall be cancelled.

Pursuant to this note, the Company issued to the noteholder 400,000 shares of its restricted common stock as debt commitment shares valued at $20,960 ($0.0524 per share).

Retirement of July 2019 Convertible note with Jefferson Street through partial conversion and partial cash payment

On January 23, Jefferson converted $27,500 of principal and accrued interest in the amount of $1,375 into 1,339,031 shares of restricted stock of the Company ($0.0219 per share). The Company repaid the remaining balance of $27,500 of the Jefferson Street Note including accrued interest and prepayment premium of $10,904. As a result, the Jefferson Street Note is now fully repaid and retired, and no further obligations or remuneration is due and owing thereunder.

Tangiers Global, LLC Note

On February 7, 2020, the Company effectuated a six-month convertible promissory note with Tangier’s Global, LLC (the “Tangier’s Note”). The Company received funds in the amount of $60,000 after reduction of the Original Issue Discount of $5,000. The $65,000 face value note matures on August 6, 2020 and bears and interest rate of 2%. This note has a fixed conversion price of $0.03 per share. The Company may redeem the note by paying to the note holder Investor an amount as follows: (i) if the redemption is within the first 30 days of the issuance date, then for an amount equal to 110% of the unpaid principal amount of this Note along with any interest that has accrued during that period, (ii) if the redemption is after the 31st day, but by the 60th day of the issuance date, then for an amount equal to 115%, (iii) if the redemption is after the 61st day, but by the 90th day of the issuance date, then for an amount equal to 120%, (iv) if the redemption is after the 91st day, but by the 180th day of the issuance date, then for an amount equal to 133%. The Company covenants that it will at all times reserve and keep available for Holder, out of its authorized and unissued Common Stock five times the number of shares of Common Stock as shall be issuable upon the full conversion of this Note.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2019 AND 2018

(UNAUDITED)

(US$)

NOTE 14 – SUBSEQUENT EVENTS (CONTINUED)

Convertible Notes (Continued)

Tangiers Global, LLC Note (Continued)

If the Note is not retired on or before the Maturity Date, then at any time and from time to time after the Maturity Date, and subject to the terms hereof and restrictions and limitations contained herein, the Holder shall have the right, at the Holder’s sole option, to convert in whole or in part the outstanding and unpaid Principal Amount under this Note into shares of Common Stock at the Variable Conversion Price which shall be equal to the lower of: (a) the Fixed Conversion Price or (b) 65% of the lowest volume weighted average price of the Company’s Common Stock during the 20 consecutive Trading Days prior to the date on which Holder elects to convert all or part of the Note. If the Company is placed on “chilled” status with the DTC, the discount shall be increased by 10%, i.e., from 35% to 45%, until such chill is remedied. If the Company is not DWAC eligible through their transfer agent and DTC’s FAST system, the discount will be increased by 5%, i.e., from 35% to 40%. In the case of both, the discount shall be a cumulative increase of 15%, i.e., from 35% to 50%. Holder may not engage in any “shorting” or “hedging” transaction(s) in the Common Stock of the Company prior to conversion. In the “Event of Default”, defined (i) a default in payment of any amount due hereunder; (ii) a default in the timely issuance of underlying shares, which default continues for 2 Trading Days after the Company has failed to issue shares or deliver stock certificates within the 3rd Trading Day following the Conversion Date; (iii) if the Company does not issue the press release or file the Current Report on Form 8-K; (iv) failure by the Company for 3 days after notice has been received by the Company to comply with any material provision of this Note; (iv) any representation or warranty of the Company in this Note that is found to have been incorrect in any material respect when made, including, without limitation, the Exhibits; (vi) failure of the Company to remain compliant with DTC, thus incurring a “chilled” status with DTC; (vii) any default of any mortgage, indenture or instrument which may be issued, or by which there may be secured or evidenced any indebtedness, for money borrowed by the Company or for money borrowed the repayment of which is guaranteed by the Company, whether such indebtedness or guarantee now exists or shall be created hereafter; (viii) if the Company is subject to any Bankruptcy Event; (ix) any failure of the Company to satisfy its “filing” obligations under the Securities Exchange Act of 1934, as amended (the “1934 Act”) and the rules and guidelines issued by OTC Markets News Service, OTC Markets Group, Inc. and their affiliates; (x) failure of the Company to remain in good standing under the laws of its state of domicile; (xi) any failure of the Company to provide the Holder with information related to its corporate structure including, but not limited to, the number of authorized and outstanding shares, public float, etc. within 1 Trading Day of request by Holder; (xii) failure by the Company to maintain the Required Reserve in accordance with the terms of Section 2.00(e); (xiii) failure of Company’s Common Stock to maintain a closing bid price in its Principal Market for more than 3 consecutive Trading Days; (xiv) any delisting from a Principal Market for any reason; (xv) failure by Company to pay any of its transfer agent fees in excess of $2,000 or to maintain a transfer agent of record; (xvi) failure by Company to notify Holder of a change in transfer agent within 24 hours of such change; (xvii) any trading suspension imposed by the United States Securities and Exchange Commission (the “SEC”) under Sections 12(j) or 12(k) of the 1934 Act; (xviii) failure by the Company to meet all requirements necessary to satisfy the availability of Rule 144 to the Holder or its assigns, including but not limited to the timely fulfillment of its filing requirements as a fully- reporting issuer registered with the SEC, requirements for XBRL filings, and requirements for disclosure of financial statements on its website; or (xix) failure of the Company to abide by the Use of Proceeds or failure of the Company to inform the Holder of a change in the Use of Proceeds.

If an Event of Default occurs, the outstanding Principal Amount of this Note owing in respect thereof through the date of acceleration, shall become, at the Holder’s election, immediately due and payable in cash at the “Mandatory Default Amount”. The Mandatory Default Amount means 33% of the outstanding Principal Amount of this Note will be automatically added to the Principal Sum of the Note and tack back to the Effective Date for purposes of Rule 144. Commencing 5 days after the occurrence of any Event of Default that results in the eventual acceleration of this Note, this Note shall accrue additional interest, in addition to the Note’s “guaranteed” interest, at a rate equal to the lesser of 12% per annum or the maximum rate permitted under applicable law. In connection with such acceleration described herein, the Holder need not provide, and the Issuer hereby waives, any presentment, demand, protest or other notice of any kind, and the Holder may immediately and without expiration of any grace period enforce any and all of its rights and remedies hereunder and all other remedies available to it under applicable law. Such acceleration may be rescinded and annulled by the Holder at any time prior to payment hereunder and the Holder shall have all rights as a holder of the note until such time, if any, as the Holder receives full payment. No such rescission or annulment shall affect any subsequent event of default or impair any right consequent thereon.

On February 10, 2020, GS Capital LLC elected to partially convert the $300,000 March 14, 2019 note in the amount of $75,000 of principal plus $5,458 of accrued interest for 2,628,548 common shares ($0.0307 per share). The remaining balance of this note is $225,000.

On February 12, 2020, Adar Alef, LLC elected to partially convert its Back-end Note under a December 20, 2018 Securities Purchase Agreement which was funded on August 12, 2019. The noteholder converted $15,000 of principal into 554,324 common shares ($0.02706 per share).

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

Tauriga Pharma Corp.

On January 4, 2018, the Company announced the formation of a wholly-owned subsidiary in Delaware. This subsidiary, incorporated in Delaware, was initially named Tauriga IP Acquisition Corp., which changed its name to Tauriga Biz Dev Corp. on March 25, 2018, and most recently (January 2020) changed its name to Tauriga Pharma Corp. (as described below).

Effective January 2020, the Company amended the certificate of incorporation of Tauriga Business Development Corp. in relevant part to effectuate a name change of this subsidiary to Tauriga Pharma Corp. The principal reason for the name change is to concentrate this subsidiary’s focus on the development of a pharmaceutical product line that is synergistic with the Company’s primary CBD product line. Currently, the plan is to initially create a pharmaceutical line of products to address nausea symptoms related to chemotherapy treatment in patients, which we will submit for clinical trials and to regulatory agencies for approval.

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

COMPANY PRODUCTS

TAURI-GUMTM

In October 2018, the Company’s management, along with its board of directors, began to explore the possibility of launching a cannabidiol (“CBD”) infused gum product line into the commercial marketplace. After several weeks of diligence, discussions with various parties and exploratory meetings, the Company made the determination to move forward with this business opportunity.

To begin this process, during the quarter ended December 31, 2018, the Company began discussions with a Maryland based chewing gum manufacturer - Per Os Biosciences LLC (“Per Os Bio”), which consummated in a manufacturing agreement in late December 2018 to launch and bring to market a white label line of CBD infused chewing gum under the brand name Tauri-GumTM. We have filed for trademark protection with the United States Patent and Trademark Office for our CBD infused chewing product line for TAURI-GUMMITM and TAURI-GUMMIESTM. In October 2019, we also filed trademark applications for the above-referenced marks in each of the European Union and Canada.

Under the terms of the agreement, Per Os Bio produces Tauri-GumTM based on the following criteria:

A.	By composition, the CBD Gum will contain 10 mg of CBD Isolate;
B.	The initial production run will be mint flavor;
C.	This proprietary CBD Gum will be manufactured under U.S. Patent # 9,744,128 (“Method for manufacturing medicated chewing gum without cooling”);
D.	Each Production Batch, including the initial production run, is estimated to yield 70,000 gum tablets or 8,700 Units (each Unit contains 8 gum tablets);
E.	Integrated Quality Control Procedures: Each production batch will be tested by a 3rd Party for CBD label content, THC content (0%), and clear for microbiology;
F.	The packaging, for retail marketplace, will consist of 8 count (gum tablet count) blister card labeled (the “Pack(s)”) with Lot # as well as Expiration Date.;
G.	Outer sleeve in the Company’s artwork and graphic design(s) and label copy; and
H.	Shipping System: Bulk packed 266 Packs per master case (“Palletized”).

Under terms of the agreement with Per Os Bio:

A.	Each product order will consist of 8,700 Packs (unless otherwise agreed upon by both parties);
B.	½ of initial production invoice due within 3 days of execution of Manufacturing Agreement;
C.	Provide graphic design artwork, logo, and label design to Per Os Bio;
D.	Trademark has been successfully filed with U.S.P.T.O.;
E.	To implement Kosher Certification Process;
F.	Procure appropriate Product & Liability insurance policy; and
G.	Acquire legal opinion with respect to the confirmation of the legality to sell this CBD Gum on the Federal Statute Level.

The Company’s gum formulation includes distinctive features: allergen free, gluten free, vegan, kosher (K-Star certification), and incorporates a proprietary manufacturing process. See our “Risk Factors” contained in the Annual Report, including with respect, but not limited, to Federal laws and regulations that govern CBD and cannabis.

The Company’s E-commerce website is www.taurigum.com.

During the fiscal year 2020, the Company added two additional flavors. Blood Orange and Pomegranate.

TAURI-GUMMIES™

On November 25, 2019, the Company announced that it has finalized the formulation for its Vegan 25 mg CBD (Isolate) Infused Gummies product to be branded Tauri-Gummies™ for which a trademark was filed with the U.S. Patent and Trademark Office, as well as in Switzerland and the European Union. This product contains no gelatin in the formulation, as the Company has utilized plant-based alternatives in completion of this product. There will be 4 flavors offered – cherry, orange, lemon and lime.

Each gummy package contains 24 gummies in a jar, 6 of each flavor, containing 25mg of CBD isolate per individual gummy, or 600 mg of CBD isolate per jar. These Gum Drops have been manufactured in the “Nostalgic” 1950s confectionary style and are both plant-based (Vegan Formulated) and Kosher Certified. The Company has commenced sales of Tauri-Gummies™ during January 2020.

CANNABIGEROL “CBG” ISOLATE INFUSED VERSION OF TAURI-GUM™

On December 30, 2019, the Company announced it has commenced development of a Cannabigerol (“CBG”) Isolate Infused version of its Tauri-Gum™ brand. The Company expects that each tablet of chewing gum will contain 10mg of CBG isolate. The flavor (all natural) selected for this CBG product will be Starfruit/Peach. This product will also be Kosher Certified (Star K, Vegan and 100% made in the USA). The Company has secured distinct GS1 barcodes for both: The Starfruit/Peach CBG infused Tauri-Gum™ blister pack and retail display box.

DISTRIBUTION OF THE COMPANY’S PRODUCTS

E&M Distribution Agreement

On April 1, 2019, the Company entered into a distribution agreement with E&M Ice Cream Company (“E&M”) to establish Tauri-GumTM in the marketplace (the “E&M Distribution Agreement”). The Company has supported the Tauri-GumTM commercial launch with substantial levels of both financial resources and marketing support.

Under the terms of the E&M Distribution Agreement, the Company issued restricted shares of common stock to E&M for their support services.

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

In connection with the IRM Distribution Agreement, the Company agreed to a one-time issuance of restricted shares of the Company’s common stock and a cash stipend.

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

In connection with the SKL agreement, the Company agreed to a one-time issuance of restricted shares of the Company’s common stock. In addition, the Company has agreed to issue restricted shares of the Company’s common stock to principals of SKL for assistance in the Company’s marketing strategy.

On May 11, 2019, the Company entered into a consulting agreement pursuant to the terms of the SKL agreement, whereby Ms. Neelima Lekkala was appointed Vice President of Distribution & Marketing. This agreement has a one-year term and may be extended based upon mutual agreement of Ms. Lekkala and the Company. Ms. Lekkala will focus her efforts on the expansion of Tauri-GumTM in terms of gross sales and revenue growth through the acquisition of new customers, establishment of professional marketing materials & protocols, logistics improvement(s) and fulfillment services. Ms. Lekkala is not an executive officer of the Company and, therefore, is not deemed to be an affiliate of the Company. Ms. Lekkala’s compensation includes restricted shares of the Company’s common stock, which are fully earned and vested upon the execution of her consulting agreement. Additionally, Ms. Lekkala is entitled to receive a 30% commission on total gross sales through the sale of the Tauri-GumTM product line, which the Company may pay in either stock or cash at the election of Ms. Lekkala.

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

These arrangements are more fully described in our periodic and current reports that we have filed with the Securities and Exchange Commission, included these agreements as exhibits thereto, and which are also discussed in our consolidated financial statements to our Annual Report for the year ended March 31, 2019, as well as our Quarterly Reports filed in the applicable periods thereafter.

REGULATORY MATTERS

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

Though the Farm Bill removed industrial hemp from the Schedule I list, the Farm Bill preserved the regulatory authority of the FDA over cannabis and cannabis-derived compounds used in food and pharmaceutical products under the Federal Food, Drug, and Cosmetic Act (FD&C Act) and section 351 of the Public Health Service Act. The FDA has been clear that it intends to use this authority to regulate cannabis and cannabis-derived products, including CBD, in the same manner as any other food or drug ingredient. In addition to holding the hearing, the agency had requested comments by July 2, 2019 regarding any health and safety risks of CBD use, and how products containing CBD are currently produced and marketed, which comment period was concluded on July 16, 2019. As of the date hereof, the FDA has taken the position that it is unlawful to put into interstate commerce food products containing hemp derived CBD, or to market CBD as, or in, a dietary supplement. Furthermore, since the closure of the FDA hearings on this issue, some state and local agencies have issued a ban on the sale of any food or beverages containing CBD. H.R. 5587, a newly introduced legislative effort at the federal level, seeks to consider hemp-derived CBD and substances containing hemp-derived CBD to be dietary supplements under the FD&C Act, which would likely resolve ambiguity and provide clear guidance to stakeholders about how to comply with applicable FDA law. However, H.R. 5587 was only recently introduced in the House of Representatives, and is in its infancy, requiring further approvals, including approval of the House of Representatives, the Senate and the President of the United States before being enacted into law, if at all.

Furthermore, with respect to Company’s developing CBG product line, the FDA has provided no guidance as to how cannabinoids other than CBD (sch as CBG) shall be regulated under the FD&C Act, and it is unclear at this time how such potential regulation could affect the results of the operations or prospects of the Company or this product line.

See our Risk Factors for more information about these items, as well as certain related disclosures included our Results of Operations under the heading “Going Concern”.

The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding, success in developing and marketing its products and the level of competition and potential regulatory enforcement actions. These risks and others are described in greater detail in the Risk Factors set forth in our annual report on From 10-K, as supplemented or amended by the risk factors in this quarterly report.

OTHER BUSINESS ITEMS

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

Certified by Wal-Mart, Inc. to become a Domestic Supplier

On December 23, 2019, the Company announced that is has been certified by Wal-Mart, Inc. (“Walmart”) to become a Domestic Supplier. This certification from Walmart was obtained by the Company on December 19, 2019.

Approval to Operate Global Seller Account by Alibaba Group

On January 6, 2020, the Company announced that is has been approved by Chinese multinational conglomerate, Alibaba Group (“Alibaba”), to operate a Global Seller Account. In addition, the Company has been designated as a Gold Supplier (Gold Tier Level Supplier). This Alibaba approval opens up the global marketplace to the Company, its products, its product lines, as well as future business opportunities. The Company is working diligently towards establishing a partnership with a China based fulfillment and distribution network.

Certified as Affiliate Vendor by The National Association of College Stores

On January 7, 2020, the Company announced that is has been certified by the National Association of College Stores (“NACS”) as an affiliate vendor. As a vendor of NACS, the Company has joined the most comprehensive group of campus retailers working to provide the best services and selections to college students across the United States.

HISTORICAL BUSINESS ITEMS

See Note 1 of our Consolidated Financial Statements in our Annual Report for the year ended March 31, 2019 for additional information on the below-referenced historical business items.

Cupuaçu Butter Lip Balm

On December 23, 2016, the Company entered into a non-exclusive, 12-month license agreement (the “License Agreement”) with Cleveland, Ohio based cosmetics products company Ice + Jam LLC (“Ice + Jam”) to market Ice + Jam’s proprietary cupuaçu butter lip balm, sold under the trademark HerMan® which launched during the quarter ended December 31, 2017. During February of 2018, the Company’s strategy with respect to the HerMan® product was negatively impacted by a series of product defects relating to the twisting mechanism of the lip balm tube. As a result of this and the concomitant halting of selling efforts, the Company had no sales of the HerMan® product during the year ended March 31, 2019. The Company has removed the product from the website and the remaining inventory was written-off as it was determined that the units were not usable. The Company has discontinued this operation as of March 31, 2019.

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

Pilus Energy

On January 28, 2014, the Company acquired Pilus Energy, LLC (“Pilus”), an Ohio limited liability company and a developer of alternative cleantech energy platforms using proprietary microbial solutions that create electricity while consuming polluting molecules from wastewater. On December 22, 2016, the Company entered in a membership interest transfer agreement with Open Therapeutics whereby the Company sold 80% of its membership interest in Pilus back to Open Therapeutics for consideration of the termination of 80% of the unexercised portion of the warrants to purchase the Company’s common stock. Open Therapeutics agreed to pay to the Company 20% of the net profit generated Pilus Energy from its previous year’s earnings, if any. On January 12, 2019, the Company and Open Therapeutics agreed to extinguish a contingent liability in exchange for a one-time issuance of 500,000 restricted shares of Company’s common stock.

Blink Charging Company

On March 29, 2018 the Company’s then named subsidiary - Tauriga Biz Dev Corp. - entered into an independent sales representative agreement with Blink Charging Company (NASDAQ: BLNK) (“BLINK”). Under this agreement we became a non-exclusive independent sales representative to solicit orders from potential customers for EV (“Electric Vehicle”) Stations placement. This sales agreement is a three-tier compensation model based on whether we contract the new customer to purchase equipment outright from BLINK or enter into one of two revenue-sharing agreements. If our subsidiary effectuates a sale of BLINK equipment it will receive a one-time sales commission based on the sales price of the equipment sale. In the case where our subsidiary secures a revenue sharing agreement with a customer where BLINK remains the owner, then our subsidiary will be paid an on-going commission based off of gross charger revenue, subject to which party paid for the installation. Commission payments under the revenue sharing agreement are subject to minimum revenue generation hurdles.

On June 29, 2018, the Company purchased four BLINK Level – 2 - 40” pedestal chargers for permanent placement in a retail location or locations whereby the Company will pay a variable annual fee based on 7% of total revenue per charging unit. The rest of the proceeds will be split 80/20 between the Company and the host location owner or its assignee. The host location owner will pay for the cost of providing power to these unit as well as installation costs. As of December 31, 2019, we have not installed any of these machines in any locations, and no revenue has been generated through the Blink contract. Management has not made any decision regarding placement of these units at this time. The Company has not decided to abandon this business line, and therefore, we have not reclassified these assets as held for sale.

RESULTS OF OPERATIONS

For the three and nine months ended December 31, 2019 compared to the three and nine months ended December 31, 2018

The results of operations included herein contain only those operations that are part of our continuing operations. For discussion regarding our past operations which have since been disposed of, please refer to our Annual Report.

Revenue

During March 2019, the Company began to realize sales of Tauri-GumTM with recognized gross revenue of $57,134. Revenues for the nine months ended December 31, 2019 were $201,881. The Company’s sales came from online, distributors and wholesale clients. For the purposes of sales by sales channel segmentation, distributor sales include sales to customers that were distributors.

Sales of Tauri-GumTM by sales channel for the three and nine months ended December 31,

	For the three months ended December 31,		For the nine months ended December 31,
	2019	2018	2019	2018
Distributor	$-	$-	$15,592	$-
Online	10,078	-	13,874	-
Wholesale	77,703	-	172,415	-
Total	$87,781	$-	$201,881	$-

As Tauri-GumTM sales were first recognized in March 2019, there was no revenue recognized during the nine months ended December 31, 2018.

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

Commissions earned under this contract with Tauriga Biz Dev Corp. will be recorded as revenue when earned. Based on a binding agreement in place between BLINK and the referral provided by the Company, revenue will be recorded based on equipment value purchased or placed in service as well as the length of the contract. The Company is currently working towards its goal of generating potential revenue deriving from this Reseller Agreement with BLINK. For the nine months ended December 31, 2019 and 2018, there has been no sales and no revenue generated from this product line.

Cost of Goods Sold

For the three and nine months ended December 31, 2019, the Company had cost of goods sold in the amount of $75,263 and $166,162 as a result of sales of Tauri-GumTM to online customers, distributors and wholesale clients. For the purposes of cost of goods sold segmentation distributor cost of goods sold includes sales to customers that were distributors.

Cost of Goods Sold by sales channel for Tauri-GumTM for the three and nine months ended December 31, 2019 and 2018 were:

	For the three months ended December 31,		For the nine months ended December 31,
	2019	2018	2019	2018
Distributor	$-	$-	$11,340	$-
Online	$13,550	-	14,815	-
Wholesale	$61,712	-	$140,006	-
Total	75,263	$-	$166,162	$-

As Tauri-GumTM sales were first recognized in March 2019, there was no cost of goods sold recognized during the nine months ended December 31, 2018.

Operating Expenses

Marketing and advertising expense

For the three months ended December 31, 2019, marketing and advertising expense from continuing operations was $16,320 compared to none for the same period in the prior year, respectively, due to cost of Tauri-gumTM samples allocated from inventory for distribution at trade shows.

For the nine months ended December 31, 2019, marketing and advertising expense from continuing operations was $150,997 compared to none for the same period in the prior year, respectively, largely due to a payment under a distribution agreement in the amount of $125,000 as well as Tauri-gumTM samples allocated from inventory in the amount of $19,147.

Research and development

There was no research and development expense for the three months ended December 31, 2019.

For the nine months ended December 31, 2019, research and development expense was $3,852 compared to none for the same period in the prior year. The current year increased expense was due to the Tauri-GumTM increased spending on product design.

General and Administrative Expense

For the three months ended December 31, 2019, general and administrative expenses was $491,788 compared to $200,722 during the same period in the prior year. The increase of $291,066 was largely due to increase stock-based compensation expense of $126,525, an increase in professional fees of $34,182, an increase in consulting fees of $39,450 an increase in conference fee expense of $18,212.

For the nine months ended December 31, 2019 and 2018, general and administrative expenses were $1,412,551 and $719,035, respectively. This increase of $693,516 was primarily attributable to $363,778 increase in stock-based compensation, $110,167 of increased consulting expense, $40,825 addition legal and proxy filing fees, $32,212 increase in conference fees and $14,187 increase in press release expense.

Depreciation and amortization

For the three months ended December 31, 2019 and 2018, depreciation and amortization expense was $232 and $214, respectively. Depreciation expense decrease of $18 was due to depreciation expense on old computer equipment was slightly higher than its replacement.

For the nine months ended December 31, 2019 and 2018, depreciation and amortization expense was $695 and $732, respectively. Depreciation expense decrease of $37 was due to depreciation expense on old computer equipment was slightly higher than its replacement.

Interest Expense

For the three months ended December 31, 2019 and 2018, interest expense was $243,399 and $18,396, respectively. Interest expense increase of $225,003 was due to an increase in interest carry cost of $12,245 due to a much higher debt level as well as increased debt discount amortization of $214,897 as well as $9,750 for the value of commitment shares issued to a note holder.

For the nine months ended December 31, 2019 and 2018, interest expense was $539,955 and $44,462, respectively. Interest expense increase of $495,493 was due to an increase in interest carry cost of $15,083 due to a much higher debt level offset by a prepayment penalty on a convertible note in the amount of $16,657, $20,250 for the value of commitment shares issued to a note holder, increased debt discount amortization of $472,080.

Net Income (Loss)

The Company generated a net loss from continuing operations of $827,919 for the three months ended December 31, 2019 compared net loss of $377,980 during the three months ended December 31, 2018. This variance was largely due to an increase in interest expense of $225,003 and higher general and administrative expense of $289,067, offset by a lower unrealized loss on trading securities by $37,872 as well as prior period actual loss on the sale of trading securities of $79,020.

The Company generated a net loss from continuing operations of $2,106,953 for the nine months ended December 31, 2019 compared to a net loss of $476,746 during the nine months ended December 31, 2018. This difference was largely due to higher general and administrative expense of $691,517, higher interest expense of $495,493, a lower gain on the sale of trading securities in the amount of $141,605 and a net decrease of $333,558 in the value of marketable securities reflected as an unrealized loss on trading securities in the current period from a gain in the prior period offset by a gain on the extinguishment of debt of $113,466.

Liquidity and Capital Resources

At December 31, 2019, we had cash of $89,329 and $158,631 of securities compared to March 31, 2019 of $385,943 and $350,400 of trading securities. We have historically met our cash needs through a combination of proceeds from private placements of our securities, loans and convertible notes. Our cash requirements are generally for purchases of inventory as well as selling, general and administrative activities. We believe that our cash balance is not sufficient to finance our cash requirements for expected operational activities, capital improvements, and partial repayment of debt through the next 12 months.

For operating activities, we used cash of $978,893 for the nine months ended December 31, 2019 compared to $55,523 during the nine months ended December 31, 2018. The principal elements of cash flow from operations for the nine months ended December 31, 2019 were a net loss of $2,104,953, $440,578 amortization of debt discount, $550,824 of common stock issued and issuable for services (including stock based compensation), amortization of debt discount of $241,379, unrealized gain on the sale of marketable securities of $161,769 offset by an increase in inventory $106,850 and a gain on the extinguishment of debt in the amount of $113,468.

Net cash used in operating activities amounted to $55,523 for the nine months ended December 31, 2018 During the nine months ended December 31, 2018, cash used in operations included a loss of $476,746 and proceeds from the sale of trading securities in the amount of $477,631.

Cash used in investing activities during the nine months ended December 31, 2019 and 2018 was $29,741 and $46,213, respectively. During 2019, the Company invested $42,500 in a private Company and purchased warrants in VTGN in the amount of $37,500. The Company also received a short term note in the amount of $50,159 from its Chief Executive Officer, Seth Shaw. During 2018, the Company purchased equipment for $12,390, invested $50,000 in two private companies as well as purchased digital currency in the amount of $16,177.

Cash provided by in financing activities during the nine months ended December 31, 2019 was $712,020 compared to $99,750 cash used during the same period in the prior year. During 2019, the Company had proceeds from the sale of common stock in the amount of $103,250 and $608,500 proceeds from convertible notes payable. During 2018, the Company had $240,750 proceeds from notes payable and used $141,000 to repay principal on notes payable.

As of December 31, 2019, current liabilities exceeded our current assets by $121,062 compared to $490,436 of current assets in excess of current liabilities at March 31, 2019. During 2019, the Company’s net assets decreased while current liabilities increased significantly. At December 31, 2019, current assets were $648,505 compared to $947,816. The Company’s current assets decrease was largely due to a decrease in the cash balance decreased by $296,614 as well as a decrease in trading securities of $191,796 offset by an increase in inventory of $106,850. At December 31, 2019, current liabilities were $769,567 compared to $457,380 at March 31, 2019. The Company’s increase in current liabilities was mainly due to an increase in convertible notes payable, net of discounts of $293,808, the liability to issue stock of $93,980 and an increase in accrued expenses and payables of $55,088.

Going Concern

During the fourth quarter of the year ended March 31, 2019, the Company began sales and marketing efforts for its Mint flavored Tauri-GumTM product. During the three months ended March 31, 2019, the Company recognized sales of $57,134 and a gross profit of $20,006, which has continued into the nine months ended December 31, 2019 where the Company recognized revenue of $201,881 and a gross profit of $35,719. During the nine months ended December 31, 2019, the Company has entered into multiple distribution agreements and has engaged an independent contractor to act as Vice President of Distribution and Marketing. At December 31, 2019, the Company had a working capital deficit of $121,062 resultant largely from convertible notes payable and a liability to issue common stock. Although the Company expects that the deficit will be remedied by repayment in cash or the conversion of notes into common stock shares as well as the issuance of shares for which the Company is obligated, it still believes that there is uncertainty with respect to continuing as a going concern.

On July 1, 2019, months after the NYC Department of Heath announced a ban on cannabidiol in foods and beverages (mainly focused on restaurants and baked goods), the updated New York City Health Code now includes an embargoing of CBD-infused Edible(s) Products (including packaged products). The Company is hopeful that the FDA as well as the New York City Council will implement regulations surrounding the CBD industry in a logical and prompt manner. The FDA’s uncertainty surrounding CBD was the initial cause of the New York City ban, and we believe further clarification from the FDA supporting its safety and regulating its labeling will also offer a clearer pathway to the New York City CBD market. The Company believes it is well positioned under the circumstances and has taken a conservative approach towards its products, including, for example, ensuring that its product manufacturer periodically tests for compliance with the Agricultural Improvement Act of 2018, such as utilizing CBD oils from hemp plants which contain 0% THC content. The Company remains confident that this embargo on CBD Edible(s) products will be lifted and/or clarified in the future. In the interim, as a result of this embargo, the Company has taken the necessary steps to ensure that their marketing efforts are focused on areas outside of New York City, while maintaining its physical presence in New York City.

The Company, in the short term, intends to continue funding its operations either through cash-on-hand or through financing alternatives. Management’s plans with respect to this include raising capital through equity markets to fund future operations as well as the possible sale of its remaining marketable securities which had a market value of $158,631at December 31, 2019. In the event the Company cannot raise additional capital to fund and/or expand operations or fails to raise adequate capital and generate adequate sales revenue, or if the regulatory landscape were to become more difficult or result in regulatory enforcement, it could result in the Company having to curtail or cease operations.

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

In an effort to support the Company’s future capital needs, on January 21, 2020, the Company entered into a $5,000,000 equity line financing agreement with Tangiers Global, LLC (“Tangiers”), as well as a registration right agreement related thereto. The financing is over a maximum of 36 months. Pursuant to the Registration Rights Agreement, a maximum of 76,000,000 shares of our common stock, par value $.00001 per share that we may sell to Tangiers from time to time will be registered by us on Form S-1 with the Securities and Exchange Commission under the Securities Act of 1933, as amended, for this financing. We are required to use our best efforts to file the Registration Statement within ninety (90) days of the date the Investment Agreement.

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

Off-Balance Sheet Arrangements

As of December 31, 2019, the Company had no off-balance sheet arrangement as defined in Item 303(a)(4) of Regulation S-K.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of February 13, 2020, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

ITEM 1A. RISK FACTORS.

Investing in our common stock is subject to a number of risks and uncertainties. You should carefully consider the risk factors described under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2019, in other reports we file with the SEC, and as set forth in certain updated or additional risk factor below.

RISK FACTORS

An investment in our common stock involves a number of significant risks and uncertainties. You should carefully consider risk factors described under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2019, in other reports we file with the SEC, and as set forth in certain updated or additional risk factor below.

Risks Related to Company’s Business

Cannabinoids are chemical compounds that are commonly found in or derived from cannabis and industrial hemp plants, including but not limited to Tetrahydrocannabinol (THC), the psychoactive chemical compound, and non-psychoactive chemical compounds, such as Cannabidiol (CBD) and Cannabigerol (CBG). It is believed that there are at least 120 cannabinoid compounds within cannabis and industrial hemp plants.

The Company is currently engaged in the sale of products that include CBD, intends to engage in the sale of products that include CBG, and is also is considering creating product lines that include other cannabinoids, although the Company’s current products contain no THC and the Company does not currently plan to produce or sell any products that contain any or more than 0.3% THC.

Cannabinoids can be found in or derived from both cannabis plants and industrial hemp plants. Industrial hemp is a varietal of the cannabis sativa plant that has been bred to have a low level of THC (below 0.3% THC). Cannabis sativa plants that have above 0.3% THC are considered cannabis plants. Due to the unique regulatory framework of both the cannabis and hemp industries, the source of the cannabinoid (i.e., whether it is derived from an industrial hemp plant or a cannabis plant) makes a significant difference in the legality and risks associated with any product that includes such cannabinoid.

As of the date hereof, the Company’s current product offerings contain and intended product offerings will contain CBD and CBG derived exclusively from industrial hemp. A description of industrial hemp industry specific risks is set forth below. While the Company does not currently sell any products derived from cannabis, to the extent that, in the future, Company may decide to offer products with cannabinoids derived from cannabis, cannabis industry specific risks are also described below.

Industrial Hemp Industry Risks

Legal Uncertainty Surrounding Current Industrial Hemp Regulations.

The laws and regulations affecting the industrial hemp industry are constantly changing, which could detrimentally affect the Company’s proposed operations. Local, state and federal industrial hemp laws and regulations are broad in scope and subject to evolving interpretations, which could require the Company to incur substantial costs associated with compliance or alter its business plan. In addition, violations of these laws, or allegations of such violations, could disrupt the Company’s business and result in a material adverse effect on its operations. In addition, it is possible that regulations may be enacted in the future that will be directly applicable to the Company’s proposed business, including, but not limited to, regulations or laws impacting the manufacturing and production methods the Company may utilize. The Company cannot predict the nature of any future laws, regulations, interpretations or applications, nor can the Company determine what effect additional governmental regulations or administrative policies and procedures, if promulgated, could have on the Company’s business.

Uncertainty Regarding the USDA’s Domestic Hemp Production Program.

The Agricultural Improvement Act of 2018 (2018 Farm Bill), tasked the United States Department of Agriculture (USDA) with developing a protocol to approve plans submitted by States and Indian Tribes for the domestic cultivation of industrial hemp (State Plans). It also establishes a Federal plan for cultivators in States or territories of Indian Tribes that do not have their own USDA-approved State Plan. Accordingly, the USDA has issued its Interim Final Rule to establish the domestic hemp production program and to facilitate the cultivation of hemp, as set forth in the 2018 Farm Bill. As of this date, the New York Department of Agriculture and Markets (NYDAM) has not yet formally submitted a State Plan pursuant to the Interim Final Rule. The Interim Final Rule has only established protocols for cultivators of industrial hemp and not processors or manufacturers. Given that Company’s products are reliant on industrial hemp processing and manufacturing and not industrial hemp cultivation, it is unclear how the USDA will handle processors with respect to its licensing structure and such uncertainty could disrupt the Company’s business and result in a material adverse effect on its operations.

Uncertainty Regarding the NYDAM’s Development of a State Plan.

Pursuant to New York Legislation S.6184/A.7680, the NYDAM retains primary regulatory authority over the production and cultivation of industrial hemp within the State of New York. However, pursuant to the 2018 Farm Bill a State Plan must be submitted to the USDA for approval, in order to ensure that the NYDAM’s primary regulatory authority is recognized at the federal level. As of this date, the NYDAM has not yet formally submitted a State Plan and based on public comments issued by the NYDAM it is unclear as to when and how a formal State Plan will be submitted. Until a formal State Plan for New York has been published, submitted and approved by the USDA, it is unclear how the NYDAM will handle any conflicts with federal law which arise over processors and manufacturers of industrial hemp products with respect to its licensing structure and such uncertainty could disrupt the Company’s business and result in a material adverse effect on its operations.

Uncertainty Regarding Production of CBD Products Through the use of White Labeling.

Company operates its CBD product business as a white label operation, however, if Company is deemed to be operating its business without a required manufacturing license this could impact Company’s ability to maintain this business or subject it to significant penalties, fees, fines, or other financial consequences. If Company’s manufacturing and production partners were to lose their license this could also significantly impact Company’s revenues as a result of lost profits as Company sought out new partners or waited for current partners to become compliant.

State and local laws and regulations surrounding the production and manufacture of industrial hemp derived CBD products are still in flux as states and local agencies figure out how best to regulate these products. State and local laws may change in unexpected ways that could result in Company’s manufacturing partners being forced to change their products or services, or raise prices, all of which could impact Company’s revenues and prospective profits.

In addition, state or local laws may prohibit the white labeling of industrial hemp derived CBD products, which would force Company to abandon its current business strategy with regard to Company’s products or rework Company’s current relationships with Company’s partners, which would significantly impact Company’s revenues and prospective profits.

The FDA’s Current Position on CBD.

The 2018 Farm Bill removed industrial hemp and hemp derivatives from the definition of marijuana in the United States Federal Controlled Substances Act (21 U.S.C. § 811) (CSA). However, the 2018 Farm Bill specifically preserved the United States Food and Drug Administration’s (FDA) authority over hemp derived consumer products. The FDA has taken the position that it is currently illegal to put into interstate commerce a food to which cannabidiol (CBD) has been added, or to market CBD as, or in, a dietary supplement. The FDA prohibits these uses of CBD because CBD was the subject of substantial clinical investigations into its potential medical uses before it was added to foods (including dietary supplements), and, separately, because CBD is the active ingredient in an FDA-approved prescription drug product which is used to treat rare, severe forms of epilepsy. The FDA had sought public comments regarding issues surrounding CBD and has not issued any guidance, rules, or regulations regarding the use of CBD in foods, drugs, or cosmetics since closing the comment period. Because Company’s product is included in food, FDA rules and regulations limiting Company’s ability to source, manufacture, and sell the product, or limiting the consumer’s ability to purchase and use the produce, could severely impact Company’s revenues and profits. Future regulatory changes or enforcement actions by the FDA, with respect to CBD, could also have a materially adverse impact on the business, financial condition, results of operations or prospects of the Company.

Uncertainty Regarding the FDA’s Potential Position on CBG.

Cannabigerol (CBG) is a cannabinoid which can be lawfully derived from industrial hemp and Company has plans to develop CBG products. The 2018 Farm Bill preserved the FDA’s authority over industrial hemp derived consumer products and as of this date, the FDA has provided no guidance as to how cannabinoids other than CBD shall be regulated under the Food Drug and Cosmetic Act (FD&C Act). Future regulatory changes or enforcement actions by the FDA, with respect to CBG or other hemp derived cannabinoids, could have a materially adverse impact on the business, financial condition, results of operations or prospects of the Company.

The FDA Limits the Ability to Discuss the Medical Benefits of CBD.

Under FDA rules it is illegal for companies to make “health claims” or claim that a product has a specific medical benefit, without first getting FDA approval for such claim. The FDA has not recognized any medical benefits derived from CBD, which means that Company is not legally permitted to advertise any potential health claims related to its CBD products. Because of the perception among many consumers that CBD is a health/medicinal product, Company’s inability to make such health claims about its CBD products, may limit Company’s ability to market and sell its product to consumers, which would negatively impact Company’s revenues and profits.

Federal intellectual property laws may limit Company’s ability to protect its trademarks, names, logos, and other intellectual property

On May 2, 2019, the United States Patent and Trademark Office (USPTO) promulgated Examination Guide 1-19, which provides, among other things, that trademarks for food products, beverage products, dietary supplement products, or pet treat products containing hemp derived CBD (“Consumable Hemp Derived CBD Products”) can be rejected by the USPTO on the basis that the sale of such products in interstate commerce allegedly violates FDA law (see discussion of FDA law above).

Because of the USPTO’s current position, obtaining trademarks for Consumable Hemp Derived CBD Products is problematic, making it difficult to enforce and protect intellectual property relating to Consumable Hemp Derived CBD Products. Company’s product offerings include Consumable Hemp Derived CBD Products. There can be no assurance that all of the steps Company takes to protect such intellectual property will be adequate. In many cases, Company may not have sufficient protection or rights to take sufficient action to protect material intellectual property. If efforts to protect such intellectual property are not adequate, or if any third-party misappropriates or infringes on such intellectual property, whether in print, on the Internet or through other media, the value of the impacted brands may be harmed, which could have a material adverse effect on Company’s prospects, including the failure of such brands and branded products to achieve and maintain market acceptance. Such failure would likely adversely impact Company’s revenue stream, and accordingly, Company’s ability to make distributions to shareholders.

There can be no assurance that third parties will not assert infringement or misappropriation claims against Company, or assert claims that Company’s rights in certain trademarks, service marks, trade dress and other intellectual property assets are invalid or unenforceable. Any such claims could have a material adverse effect on Company’s financial condition as well as its ability to allocate time and effort to other aspects of its business. If Company’s rights in any intellectual property were invalidated or deemed unenforceable, it could permit competing uses of intellectual property by third parties, which, in turn, could lead to a decline in Company’s results of operations. If Company is found to infringe upon a third party’s intellectual property rights, it may be forced to pay damages, be required to develop or adopt non-infringing intellectual property or be obligated to acquire a license to such intellectual property. There could be significant expenses associated with the defense of any infringement, misappropriation, or other third-party claims. Although in the case of intellectual property in respect of which Company has a license, Company may have a right to indemnification from the licensor, Company cannot assure that the financial condition of the licensor will be sufficient to satisfy any licensor indemnification obligation, or that such indemnification obligation would cover lost profits, consequential or other non-direct damages.

New York City has implemented an embargo on food and beverage CBD products.

On July 1, 2019, months after the NYC Department of Heath announced a ban on CBD in foods and beverages (mainly focused on restaurants and baked goods), the updated New York City Health Code now includes an embargo of CBD-infused Edible(s) Products (including packaged products). Company has taken a conservative approach towards the production of its products, including, for example, ensuring that its product manufacturer periodically tests for compliance with the 2018 Farm Bill, in order to ensure that the products are utilizing CBD oils derived from industrial hemp plants and that the products contain 0% THC content. Company remains confident that the current embargo on CBD Edible(s) products will be lifted and/or clarified. However, as a result of this embargo, Company has taken the necessary steps to ensure that its marketing efforts are focused on areas outside of New York City, while still maintaining its New York City (the 5 Boroughs) presence. Similar embargoes and bans have been implemented in other municipalities and jurisdictions, and this trend may continue, making it difficult for Company to conduct a sufficient amount of sales and business and could have a materially adverse impact on the business, financial condition, results of operations or prospects of the Company.

Fraudulent or Illegal Activity by Industrial Hemp Suppliers.

The Company is exposed to the risk that its suppliers of industrial hemp materials may engage in fraudulent or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to the Company that violates: (i) government regulations; (ii) cultivation standards; or (iii) laws that require the true, complete and accurate reporting of information or data. It may not always be possible for the Company to identify and deter misconduct by its suppliers and other third parties, and the precautions taken by the Company to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting the Company from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against Company, and it is not successful in defending itself or asserting its rights, those actions could have a significant impact on the Company’s business, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of the Company’s operations, any of which could have a material adverse effect on the Company’s business, financial condition, results of operations or prospects.

Potential Federal Legislation Regarding CBD

On January 13, 2020, Representative Collin C. Peterson introduced H.R. 5587, a bill seeking to amend the FD&C Act with respect to the regulation of hemp-derived CBD and substances containing hemp-derived CBD. If enacted into law, H.R. 5587 would consider hemp-derived CBD and substances containing hemp-derived CBD to be dietary supplements under the FD&C Act, resolving ambiguity and providing clear guidance to stakeholders about how to comply with applicable FDA law. However, H.R. 5587 was only recently introduced in the House of Representatives, it is currently in committee, and requires substantial further approvals, including approval of the House of Representatives, the Senate and the President of the United States before being enacted into law, if at all. At this time Company cannot determine what effect these additional governmental regulations, if promulgated, could have on the Company’s business.

Results of Future Clinical Research on Industrial Hemp Derived Cannabinoids.

Research in the U.S. and internationally regarding the medical benefits, viability, safety, efficacy, dosing and social acceptance of industrial hemp or isolated cannabinoids derived from industrial hemp remains in early stages. Future research and clinical trials may prove prior research results to be incorrect, or could raise concerns regarding, and perceptions relating to, industrial hemp and industrial hemp derived cannabinoids. Given these risks, uncertainties and assumptions, prospective shareholders should not place undue reliance on prior research articles and reports. Future research studies and clinical trials may reach negative conclusions regarding the medical benefits, viability, safety, efficacy, dosing, social acceptance or other facts and perceptions related to industrial hemp and industrial hemp derived cannabinoids, which could have a material adverse effect on the demand for the Company’s products with the potential to lead to a material adverse effect on the Company’s business, financial condition, results of operations or prospects.

Product Liability for Industrial Hemp Related Companies.

Industrial hemp companies are subject to strict product liability laws where a Company who sells a defective product to a consumer is subject to liability for any harm that befalls that consumer due to the defect. For example, a Company who sells industrial hemp CBD infused products could be held liable if that product was tainted in the cultivation or manufacturing process or inadequately labeled and a consumer subsequently fell ill. This area of law is unsettled and there is very little statutory or case law regarding industrial hemp and products liability. Under certain circumstances, the Company, or distributors or retailers of its products, may be required to recall or withdraw products. Even if a situation does not necessitate a recall or market withdrawal, product liability claims may be asserted against the Company. If the consumption of any of the products causes, or is alleged to have caused, a health-related illness, the Company may become subject to claims or lawsuits relating to such matters. Even if a product liability claim is unsuccessful, the negative publicity surrounding any assertion that the products caused illness or physical harm could adversely affect the Company’s reputation and brand equity.

Cannabis Industry Risks

At this time, the Company is not engaged in cannabis activities. The Company is currently only engaged in the sale and development of products that contain industrial hemp derived cannabinoid. However, to the extent that the Company may decide subsequently offer products that contain cannabinoids derived from cannabis, the relevant cannabis related risk factors are set forth below.

Federal regulation and enforcement may adversely affect the implementation of cannabis laws and regulations may negatively impact Company’s business operations, revenues and profits.

Currently, there are 33 states in the United States, plus the District of Columbia, that have laws and/or regulations that recognize, in one form or another, medical benefits or other uses for cannabis or cannabis related products. These states have also passed laws governing the use and sale of cannabis products and others are considering similar legislation.

Nonetheless, the possession, use, cultivation, manufacturing, sale distribution and transfer of cannabis is illegal under Federal Law. Cannabis is classified as a Schedule I drug, which is viewed as having a high potential for abuse and no currently accepted use for medical treatment in the U.S. and lacking acceptable safety for use under medical supervision.

The United States Supreme Court has ruled that the federal government has the right to regulate and criminalize cannabis, even for medical purposes, and thus federal law criminalizing the use of cannabis preempts state laws that legalize its use (U.S. v. Oakland Cannabis Buyers’ Coop., and Gonzales v. Raich). Although the Obama administration stated that it is not an efficient use of resources to direct federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical and adult-use cannabis, and Congress passed the Consolidated and Further Continuing Appropriations Act, 2019, eliminating any application of the federal budget toward the prosecution of individuals or entities operating in compliance with state cannabis laws, there is no guarantee that the Trump administration will not change the current stated policy regarding the low priority enforcement of federal laws in states where cannabis has been legalized under state law. Several members of President Trump’s cabinet have made statements indicating they are opposed to legalization efforts.

In January 2018, former Attorney General Jeff Sessions rescinded the 2013 Obama-era Cole Memo which had previously indicated that resources would not be directed for federal enforcement activity, including civil enforcement and criminal investigations and prosecutions related to cannabis activities. This has created significant uncertainty as to the enforcement policies and priorities of the federal government and agencies against cannabis operators and businesses in the cannabis industry. Although Jeff Sessions has been replaced by President Trump with Attorney General William Barr, there is still very little clarity as to how President Trump, or Attorney General Barr, will enforce federal law or how they will deal with states that have legalized medical or adult-use cannabis. Even for businesses compliant with state laws, cannabis-related investments remain a risk under federal law. As such, any investment into a commercial cannabis business is laden with risk under federal law, and an increased amount of risk due to former Attorney General Sessions actions against the cannabis industry. Any change in the federal government’s enforcement of federal laws could cause significant damage to Company and its growth prospects.

As the possession, cultivation, use and distribution of cannabis is illegal under the CSA, any person engaged in such activities may be deemed to be conducting or aiding and abetting illegal activities. As a result, Company and possibly certain beneficial owners of its equity may be subject to enforcement actions and/or prosecution by law enforcement authorities. Strict enforcement of the CSA by the DOJ would materially and adversely affect Company’s ability to generate funds for distributions to the holders of stock. Additionally, any action taken against Company for conducting or aiding and abetting illegal activities may force Company to cease operations and investors could lose their entire investment. In any such action, Company’s assets may be subject to forfeiture and investors could additionally face fines, penalties or the possibility of criminal prosecution. Companies that engage in any form of commerce in the cannabis industry and individuals investing in a cannabis business may be subject to federal criminal prosecution along with civil fines and penalties. The federal, and in some cases state, law enforcement authorities have frequently investigated and/or closed dispensaries, grow operators, manufacturers, and other cannabis-related businesses. Federal enforcement would have a material adverse effect on the business and operations of the Company and could lead to dissolution, asset forfeiture and total loss of investment in the Company.

Variations in state and local regulation, and enforcement in states that have legalized cannabis, may restrict cannabis-related activities, which may negatively impact Company’s revenues and prospective profits.

Many state and local cannabis laws are relatively new and there is a relatively small body of interpretive guidance and case law available to understand how certain laws, rules and regulations will be interpreted or applied by enforcement agencies or the courts. Additionally, the state and local licensing regulations are interdependent but, in part due to the variability of applicable local rules and differences in their effective administration, the results of such interdependency are often inefficient and may be impossible to comply with. As a result, Company’s business may be required to operate in a grey area, which subjects Company to the risk that it will unintentionally violate laws, rules or regulations.

The Company must be prepared for possible changes in laws and regulations which could seriously impact the Company’s business. The Company will incur ongoing costs and obligations related to regulatory compliance and failure to do so may result in additional costs for corrective measures, penalties, or in restrictions on the Company’s operations. In addition, changes in regulations, more vigorous enforcement thereof, or other unanticipated events could require extensive changes to the Company’s operations, increased compliance costs, or give rise to material liabilities, which could have a material adverse effect on the business, results of operations, and financial condition of the Company. Company cannot predict the nature of any future laws, regulations, interpretations, or applications, nor can it determine what effect additional governmental regulations or administrative policies and procedures, when and if promulgated, could have on its business. Accordingly, the unfavorable enforcement or change in applicable state or local laws could materially and adversely affect Company’s ability to make payments to the holders of Company’s stock and could result in the loss of investment in Company.

These state and local legal regimes often require companies to apply for and be awarded a license in order to operate a cannabis business operation. Company plans to operate its potential cannabis business as a white label operation. However, if such potential operations are deemed to be operating without a required license this could impact Company’s ability to engage in this business model or potentially subject Company to significant penalties, fees, fines, or other financial consequences.

Laws regarding the transportation of Cannabis

Laws related to transportation of cannabis may significantly impact Company’s ability to get products to market or may raise the cost of doing so, which would impact Company’s revenue and potential profits. Both state and federal law make it illegal to transport cannabis products across state lines. Any accidental or intentional transportation of Company’s products across state lines could, therefore, result in significant consequences including loss of a state issues license or permit, financial penalties, seizure of Company’s products, and prosecution for the illegal transportation of a Schedule I substance. These consequences may impact Company’s revenues, potential profits, or ability to continue operating in this line of business.

Federal intellectual property laws may limit Company’s ability to protect Company’s trademarks, names, logos, and other intellectual property

The United States Patent and Trademark Office does not provide trademark protection for cannabis or cannabis-related marks, making it difficult to enforce and protect intellectual property. It is possible to obtain trademarks for brands used in the cannabis industry, but only on non-cannabis goods. Some states may issue state trademarks for cannabis-related products, but state trademarks provide significantly less protection than federal trademarks. Patents are also very difficult to receive in the cannabis industry and require complex legal and scientific questions. There can be no assurance that all of the steps Company takes to protect such intellectual property will be adequate. In many cases, Company may not have sufficient protection or rights to take sufficient action to protect material intellectual property. If efforts to protect such intellectual property are not adequate, or if any third-party misappropriates or infringes on such intellectual property, whether in print, on the Internet or through other media, the value of the impacted brands may be harmed, which could have a material adverse effect on Company’s prospects, including the failure of such brands and branded products to achieve and maintain market acceptance. Such failure would likely adversely impact Company’s revenue stream, and accordingly, Company’s ability to make distributions to shareholders.

There can be no assurance that third parties will not assert infringement or misappropriation claims against Company, or assert claims that Company’s rights in certain trademarks, service marks, trade dress and other intellectual property assets are invalid or unenforceable. Any such claims could have a material adverse effect on Company’s financial condition as well as its ability to allocate time and effort to other aspects of its business. If Company’s rights in any intellectual property were invalidated or deemed unenforceable, it could permit competing uses of intellectual property by third parties, which, in turn, could lead to a decline in Company’s results of operations. If Company is found to infringe upon a third party’s intellectual property rights, it may be forced to pay damages, be required to develop or adopt non-infringing intellectual property or be obligated to acquire a license to such intellectual property. There could be significant expenses associated with the defense of any infringement, misappropriation, or other third-party claims. Although in the case of intellectual property in respect of which Company has a license, Company may have a right to indemnification from the licensor, Company cannot assure that the financial condition of the licensor will be sufficient to satisfy any licensor indemnification obligation, or that such indemnification obligation would cover lost profits, consequential or other non-direct damages.

Tax laws related to cannabis may impact Company’s ability to generate revenue or potential profits.

Section 280E of the Internal Revenue Code prohibits cannabis businesses from deducting their ordinary and necessary business expenses, except for some “costs of goods sold”, forcing cannabis businesses to pay higher effective federal tax rates than similar companies in other industries. The effective tax rate on a cannabis business depends on how large its ratio of nondeductible expenses is to its total revenues.

State tax laws are also changing. Even though state taxes are already high, many local jurisdictions are imposing heavy additional taxes either as a disincentive for cannabis companies to operate there or in order to cash in on the growing number of cannabis companies paying taxes. These taxes may overwhelm Company’s partner companies causing them to go out of business or raise prices for their services, which in turn may impact Company’s revenues and profits by forcing us to find different partners in more tax friendly areas or pay higher prices.

Collectively, federal state and local taxes will place a substantial burden on Company’s revenue and could make its business model economically unfeasible. Accordingly, Company may not be able to make payments to the holders of its stock, in which case, investors may lose the value of their investment.

Company may have difficulty accessing the service of banks, which may make it difficult for Company to operate.

In February 2014, the FinCEN bureau of the U.S. Treasury Department issued guidance (which is not law) with respect to financial institutions providing banking services to cannabis business, including burdensome due diligence expectations and reporting requirements. This guidance does not provide any safe harbors or legal defenses from examination or regulatory or criminal enforcement actions by the DOJ, FinCEN or other federal regulators. Thus, most banks and other financial institutions in the United States do not appear to be comfortable providing banking services to cannabis-related businesses, or relying on this guidance, which can be amended or revoked at any time by the Trump Administration. In addition to the foregoing, banks may refuse to process debit card payments and credit card companies generally refuse to process credit card payments for cannabis-related businesses. As a result, the Company may have limited or no access to banking or other financial services in the United States. In addition, federal money laundering statutes and Bank Secrecy Act regulations discourage financial institutions from working with any organization that sells a controlled substance, regardless of whether the state it resides in permits cannabis sales. While the United States Congress is contemplating the SAFE Act, the passage of which would permit commercial banks to offer services to cannabis companies that are in compliance with state law, if Congress fails to pass the SAFE Act, the Company’s inability, or limitations on the Company’s ability, to open or maintain bank accounts, obtain other banking services and/or accept credit card and debit card payments may make it difficult for the Company to operate and conduct its business as planned or to operate efficiently.

Due to the federal regulatory environment, including the Bank Secrecy Act (the “BSA”), banks in the United States often refuse to open or maintain accounts for companies that operate in the cannabis industry. The BSA also requires that banks file with the FinCEN suspicious activity reports (“SARs”) to provide FinCEN with information about transactions that may show participation in illegal activities including money laundering or funding of terrorist activities. To satisfy their legal obligations, banks often question transactions, including large cash transactions or transactions involving money orders. Typically, the account holder is not informed that the bank has filed a SAR with respect to any transaction. A bank that is uncomfortable with a transaction may file a SAR and/or close the accounts in question. As a result, companies in the cannabis industry, including Company, are at a risk of being non-bankable. An inability to make full, or any use of bank account services would impact management of Company’s operations and could have a material adverse effect on its business, financial condition and/or results of operations.

If Company incurs substantial liability from litigation, complaints, or enforcement actions, Company’s financial condition could suffer.

Company’s participation in the cannabis industry may lead to litigation, formal or informal complaints, enforcement actions, and inquiries by various federal, state, or local governmental authorities against us. Litigation, complaints, and enforcement actions could consume considerable amounts of financial and other corporate resources, which could have a negative impact on Company’s sales, revenue, profitability, and growth prospects. Company has not been, and are not currently, subject to any material litigation, complaint, or enforcement action regarding cannabis or cannabis products (or otherwise) brought by any federal, state, or local governmental authority. However, should Company become the subject of litigation, the cost to defend such litigation may be significant and may require a diversion of Company’s resources. There also may be adverse publicity associated with litigation that could negatively affect customer perception of Company’s business, regardless of whether the allegations are valid or whether Company is ultimately found liable. Company does not currently carry litigation liability insurance, and, therefore, the Company could be significantly financially burdened by legal claims, litigation or administrative proceedings against us.

Prospective customers may be deterred from doing business with a company with a significant nationwide online presence because of fears of federal or state enforcement of laws prohibiting possession and sale of medical or adult-use cannabis.

Company’s website is visible in jurisdictions where medicinal and adult use of cannabis is not permitted and, as a result, Company may be found to be violating the laws of those jurisdictions. Having to block access to Company’s website in certain jurisdictions may negatively impact Company’s visibility and ability to secure partnerships with companies or engage consumers in those areas.

Third-Party Service Providers

As a result of any adverse change to the approach in enforcement of the U.S. cannabis laws, adverse regulatory or political changes, additional scrutiny by regulatory authorities, adverse changes in the public perception in respect to the consumption of cannabis or otherwise, third-party service providers to the Company could suspend or withdraw their services, which may have a material adverse effect on the business, revenues, operating results, financial condition or prospects of the Company.

Enforceability of Contracts

Since cannabis is illegal at a federal level, judges in multiple U.S. states have on several occasions refused to enforce contracts for the repayment of money when the loan was used in connection with activities that violate federal law, even if there is no violation of state law. Therefore, there is uncertainty that the Company will be able to legally enforce its material agreements

Ability to file for Bankruptcy

Federal courts in the United States have held that cannabis businesses are not able to receive protection under bankruptcy laws. It has also been held that owners of cannabis businesses seeking personal bankruptcy protection will also be unable to take advantage of filing for bankruptcy. Therefore, in the event Company faces financial trouble, it will not be possible to file for bankruptcy protection without a drastic change in federal law.

Our business and financial performance may be adversely affected by downturns in the target markets that we serve or reduced demand for the types of products we sell.

Demand for the products we sell can be affected by general economic conditions as well as product-use trends in our target markets. These changes may result in decreased demand for our products. The occurrence of these conditions is beyond our ability to control and, when they occur, they may have a significant impact on our sales and results of operations.

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

As a result of our December 13, 2017 purchase of shares of Vistagen Therapeutics Inc. (NASDAQ: VTGN), and the subsequent investments the Company has made in public and privately held companies in the subsequent period, the investment securities presently held by us exceeds 40% of our total assets, exclusive of cash items and, accordingly, we are currently an inadvertent investment company. As of December 31, 2019, the Company held common stock in one publicly traded company and unregistered warrants exercisable for common stock in two publicly traded companies. An inadvertent investment company can avoid being classified as an investment company if it can rely on one of the exclusions under the 1940 Act. One such exclusion, Rule 3a-2 under the 1940 Act, allows an inadvertent investment company a grace period of one year from the earlier of (a) the date on which an issuer owns securities and/or cash having a value exceeding 50% of the issuer’s total assets on either a consolidated or unconsolidated basis and (b) the date on which an issuer owns or proposes to acquire investment securities having a value exceeding 40% of the value of such issuer’s total assets (exclusive of government securities and cash items) on an unconsolidated basis. We have taken actions to cause the investment securities held by us to be less than 40% of our total assets, and will continue to evaluate other feasible actions towards this end, which may include acquiring assets with our cash on hand, consummating a significant merger/acquisition transaction, or liquidating our investment securities. We also may seek a no-action letter from the SEC if we are unable to acquire sufficient non-securities assets or liquidate sufficient investment securities in a timely manner.

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

Multiple notes issued by the Company contain provisions where if the Company shall have defaulted on or breached any term of any other note of similar debt instrument into which the Company has entered and failed to cure such default within the appropriate grace period would be considered in default of all such convertible note instruments containing such default clauses. Should the Company for some reason default on one of its debt instruments, exercisable securities or convertible notes, if those instruments are not promptly cured other debt instruments or agreements could be caused, claimed or deemed to be in default, significantly increasing the principal amounts, amount of stock issuable and calculated interest rates thereunder. This could cause our stock price to decrease significantly, result in substantial dilution or cause us the inability to use the maximum or any of the equity credit line with Tangiers, which could materially impair our ability to execute our business plan or be able to fund operations.

Because we continue to develop and commercialize new products, we expect to incur significant additional operating losses.

Although we have commercialized a number of our products, we continue to develop new products and product lines, and, therefore, we expect to incur substantial additional operating expenses over the next several years as our research, development, and new business venture activities increase, including in connection with the potential to develop a pharmaceutical line of products through its subsidiary, Tauriga Pharma Corp., and the concomitant costs and expenses of such new business endeavors. The amount of our future losses and when, if ever, we will achieve profitability are uncertain. We remain early in our sales and marketing efforts of Tauri-GumTM and Tauri-GummiesTM which has resulted in commercial revenue but there is no guarantee that we can generate sufficient revenue to sustain operations or achieve profitability. Our ability to generate revenue and achieve profitability will depend on, among other things, the following:

●	realizing revenue from our distribution arrangements regarding our products;

●	establishing more substantial sales and marketing arrangements, either alone or with additional third parties; and

●	raising sufficient funds to finance our activities, or on terms that are acceptable.

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

Since the launch of our Tauri- GumTM product line, the Company has entered into multiple non-exclusive distribution agreements. These agreements are a critical component in the Company’s success in generating sufficient sales related cash flow to fund ongoing operations. These contracts are relationship based and involve a high degree of trust that the distributor will achieve positive results. However, under these agreements, the Company would have no recourse against distributors if sufficient results were not achieved with regard to amount of stock or cash paid to distributors. These distributors could additionally not perform at all under these agreements and even walk away entirely.

The Company has only one manufacturer/supplier of its product in a highly regulated industry.

In 2019, the Company entered into a comprehensive manufacturing agreement with Per Os Bio to bring to market a white label CBD Oil infused chewing gum product line to be sold and marketed under the name Tauri-GumTM and Tauri-GummiesTM .. If for some reason, there was a disruption with this supplier for any reason at all, it could have a dramatic impact on the Company’s ability to continue to generate revenue.

The Company has recently entered a new line of business which is highly competitive and while it is largely unregulated today, it may be highly regulated in the future.

Entering a new line of business has many risks, including obtaining sufficient capital to cover startup and other expenses and to continue to fund operations until sales are sufficient to fund and/or expand ongoing operations. A new business line may never generate significant revenues, bring products to market or have enough sales to be profitable, as the case may be. With respect to any new line of business, including our entry into the CBD/CBG lines of products, we may have competitors that are better established in the market, have greater experience with such line of business or have greater resources than we do. We anticipate that products will be developed for and distributed to the retail market, but there can be no guaranty that sufficient revenue to support operations will ever be generated. Furthermore, we have limited experience in marketing consumer products, including chewing gum products, and may have limited experience with respect to any other line of business we may enter into as we seek to expand our operations. Due to this competition, there is no assurance that we will not encounter difficulties in obtaining revenues and market share or in the positioning of our products. There are no assurances that competition in our respective industries will not lead to reduced prices for our products. If we are unable to successfully compete with existing companies and new entrants to the market this will have a negative impact on our business and financial condition.

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

Though the Farm Bill removed industrial hemp from the Schedule I list, the Farm Bill preserved the regulatory authority of the FDA over cannabis and cannabis-derived compounds used in food and pharmaceutical products under the Federal Food, Drug, and Cosmetic Act (FD&C Act) and section 351 of the Public Health Service Act. The FDA has been clear that it intends to use this authority to regulate cannabis and cannabis-derived products, including CBD, in the same manner as any other food or drug ingredient. As part of the FDA hearing, the agency had requested comments by July 2, 2019 regarding any health and safety risks of CBD use, and how products containing CBD are currently produced and marketed, which comment period was completed on July 16, 2019. As of the date hereof, the FDA has taken the position that it is unlawful to put into interstate commerce food products containing hemp derived CBD, or to market CBD as, or in, a dietary supplement. Furthermore, since the closure of the FDA hearings on this issue, some state and city agencies have issued a ban on the sale of any food or beverages containing CBD. H.R. 5587, a newly introduced legislative effort at the federal level, seeks to consider hemp-derived CBD and substances containing hemp-derived CBD to be dietary supplements under the FD&C Act, which would resolve ambiguity and provide clear guidance to stakeholders about how to comply with applicable FDA law. However, H.R. 5587 was only recently introduced in the House of Representatives, and is in its infancy, requiring substantial further approvals, including approval of the House of Representatives, the Senate and the President of the United States before being enacted into law, if at all.

In addition, with respect to Company’s developing CBG product line, the FDA has provided no guidance as to how cannabinoids other than CBD (sch as CBG) shall be regulated under the FD&C Act, and it is unclear at this time how such potential regulation could affect the results of the operations or prospects of the Company.

Any subsequent regulations issued by the FDA and/or legislation passed by Congress, state or local jurisdictions can have an effect on our manufacture, supplier and our product.

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

Our ability to grow successfully requires an effective planning and management process. The expansion and growth of our business could place a significant strain on our management systems, infrastructure and other resources. To manage our growth successfully, we must continue to improve and expand our systems and infrastructure in a timely and efficient manner. Our controls, systems, procedures and resources are currently not adequate to support a changing and growing company. If our management fails to respond effectively to changes and growth in our business, including acquisitions or growth of our line of Tauri- GumTM and Tauri- GummiesTM product lines of business, there could be a material adverse effect on our business, financial condition, results of operations and future prospects.

We may be unable to identify additional operating businesses or assets, and even if we do, we may be unable to finance such an acquisition.

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

We do not have long experience in building significant sales, marketing or distribution operations and will need to expand our expertise in these areas.

We have recently begun our sales, marketing or distribution operations and, in connection with the commercialization of our products, will need to expand our expertise in these areas. To increase internal sales, distribution and marketing expertise and be able to conduct these operations, we would have to invest significant amounts of financial and management resources. In developing these functions ourselves, we could face a number of risks, including:

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

We are and will be dependent on the popularity of consumer acceptance of our product lines.

Our ability to generate revenue and be successful in the implementation of our business plan is dependent on consumer acceptance and demand of our product lines. Acceptance of our products will depend on several factors, including availability, cost, consumer familiarity of product benefits, brand recognition, convenience, effectiveness, safety, and reliability. If customers do not accept our products, or if we fail to meet customers’ needs and expectations adequately, our ability to continue generating revenues could be reduced or otherwise materially impacted.

We Have a Limited Number of Customers Accounting for a Substantial Portion of our Current Revenues.

We currently derive a significant portion of our revenues from 2 customers, which, for the nine months ended December 31, 2019 accounted for more than 42.09% of our revenue There are inherent risks whenever a large percentage of total revenues are concentrated with a limited number of customers. It is not possible for us to predict the future level of demand for our products that will be generated by these customers or the future demand for the products by these customers. In addition, revenues from these larger customers may fluctuate from time to time based on market conditions, regulatory changes or other facts, some of which may be outside of our control. Further, some of our contracts with these larger customers permit them to terminate our services at any time (subject to notice and certain other provisions). If any of these customers experience declining or delayed sales due to market, economic or competitive conditions, we could see lower sales numbers or be pressured to reduce the prices we charge for our products which could have an adverse effect on our margins and financial position, and could negatively affect our revenues and results of operations and/or trading price of our common stock. If any of our two largest customers terminates our services, such termination would negatively affect our revenues and results of operations and/or trading price of our common stock.

Risks Related to Our Common Stock

We may need to finance our future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. Any additional funds that we obtain may not be on terms favorable to us or our stockholders and may require us to relinquish valuable rights.

As of our most recent quarter ended December 31, 2019, we had $89,329 of available cash as well as $158,631 held in trading securities at fair market value. We will need to raise additional funds or liquidate the remainder of our marketable securities to pay outstanding vendor invoices and execute our business plan. Our future cash flows depend on our ability to market and sell our common stock and to enter into licensing arrangements. There can be no assurance that we will have sufficient funds to execute our business plan or complete a strategic transaction, or that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us.

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

The sale of our stock could encourage short sales by third parties, which could contribute to the future decline of our stock price.

In many circumstances, the provision of financing based on the distribution of equity for companies that are traded on the OTCQB has the potential to cause a significant downward pressure on the price of common stock. This is especially the case if the shares being placed into the market exceed the market’s ability to take up the increased stock or if we have not performed in such a manner to show that the equity funds raised will be used to grow our business. Such an event could place further downward pressure on the price of our common stock. Regardless of our activities, the opportunity exists for short sellers and others to contribute to the future decline of our stock price. If there are significant short sales of our common stock, the price decline that would result from this activity will cause the share price to decline more, which may cause other stockholders of the stock to sell their shares, thereby contributing to sales of common stock in the market. If there are many more shares of our common stock on the market for sale than the market will absorb, the price of our common shares will likely decline.

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

We have entered into a $5,000,000 Equity Line of Credit Investment Agreement with an Investor that provides that it will pay less than the then-prevailing market price for our common stock.

Our common stock to be issued to Tangiers Global, LLC (“Tangiers”) pursuant to the Investment Agreement dated January 21, 2020 (see description of the Tangiers Investment Agreement in the Subsequent Events section of this Quarterly Report) will be purchased at 88% of the lowest volume weighted average price of our common stock during the pricing period applicable to the Company’s put notice that the Company may issue to Tangiers during the term of the agreement, provided, however, an additional 10% will be added to the discount of each company put if (i) the Company is not DWAC eligible and (ii) an additional 15% will be added to the discount of each Company put if the Company is under DTC “chill” status on the applicable put notice date. If our stock price decreases, Tangiers may have a further incentive to sell the shares of our common stock that it holds. These sales may have a further impact on our stock price and may result in additional dilution to you and our existing stockholders.

We may not have access to the full amount available under the investment agreement with Tangiers.

Our ability to draw down funds and sell shares under the investment agreement with Tangiers requires that the registration statement of which this prospectus forms a part to be declared effective and continue to be effective. The registration statement of which this prospectus forms a part registers the resale of 76,000,000 shares issuable under the investment agreement with Tangiers, and our ability to sell any remaining shares issuable under the investment with Tangiers is subject to our ability to prepare and file one or more amendments to this registration statement or such additional registration statements, if necessary, registering the resale of these shares. These registration statements may be subject to review and comment by the staff of the Securities and Exchange Commission and will require the consent of our independent registered public accounting firm. Therefore, the timing of effectiveness of these registration statements cannot be assured. The effectiveness of these registration statements is a condition precedent to our ability to sell all of the shares of our common stock to Tangiers under the investment agreement. Even if we are successful in causing one or more registration statements registering the resale of some or all of the shares issuable under the investment agreement with Tangiers to be declared effective by the Securities and Exchange Commission in a timely manner, we may not be able to sell the shares unless certain other conditions are met. Accordingly, because our ability to draw down any amounts under the investment agreement with Tangiers is subject to a number of conditions, there is no guarantee that we will be able to draw down any portion or all of the proceeds of $5,000,000 under the investment agreement with Tangiers.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended December 31, 2019, the Company issued shares of common stock as follows: (i) 1,000,000 shares under a distribution agreement; (ii) 5,021,009 shares for conversion of debt (iii) 250,000 shares for debt commitment; (iv) 2,850,000 shares under consulting agreements and (v) 500,000 shares under a private placement, each as more fully described below.

Subsequent to December 31, 2019, the Company issued additional shares of common stock as follows; (i) 2,926,000 shares for private placement purchased by accredited individual investors for cash of $58,520 ($0.02 per share) and (ii) 2,500,000 shares were issued to consultants for services rendered (iii) 600,000 shares for commitment shares relative to convertible notes issued and (ii) 4,521,903 shares in conversion of convertible notes of $117,500 and accrued interest of $6,833.

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

On November 7, 2019, the Company effectuated a nine-month convertible promissory note with Tangier’s Global, LLC (the “Tangier’s Note”) was effectuated. The Company received funds in the amount of $125,000 after reduction of the Original Issue Discount of $12,500. The $137,500 face value note matures on August 5, 2020 and bears and interest rate of 10%. The Note holder is entitled, at its option, at any time after cash payment, to convert all or any amount of the principal face amount of the Tangier’s Note then outstanding into shares of the Company’s common stock at a price for each share of common stock equal to 66% of the lowest daily volume weighted average price (VWAP) of the common stock as reported on the National Quotations Bureau OTC Markets exchange, which the Company’s shares are traded or any exchange upon which the common stock may be traded in the future, for the twenty (20) prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. If the Company is placed on “chilled” status with the DTC, the discount shall be increased by 10%, i.e., from 34% to 44%, until such chill is remedied. If the Company is not DWAC eligible through their transfer agent and DTC’s FAST system, the Conversion Price discount will be increased by 5%, i.e., from 34% to 39%. In the case of both, the Conversion Price discount shall be a cumulative increase of 15%, i.e., from 34% to 49%. Any default of this Note not remedied within the applicable cure period will result in a permanent additional 10% increase, i.e., from 34% to 44%, in the Conversion Price discount in addition to any and all other Conversion Price discounts, as provided above. Any conversion shall be effectuated by the Company delivering the shares of common stock to the Investor within 2 business days of receipt by the Company of the notice of conversion. Accrued but unpaid interest shall be subject to conversion. During the first 180 calendar days that the Tangier’s Note is in effect, the Company may redeem the note by paying to the note holder Investor an amount as follows: (i) if the redemption is within the first 90 days of the issuance date, then for an amount equal to 120% of the unpaid principal amount of this Note along with any interest that has accrued during that period, (ii) if the redemption is after the 91st day, but by the 180th day of the issuance date, then for an amount equal to 133% of the unpaid principal amount of this Note along with any accrued interest. The Company may not redeem the Tangier’s Note after the 180th day from entering into it without written approval by the noteholder. If the Company fails to deliver shares in accordance with the timeframe stated, the Holder, at any time prior to selling all of those shares, may rescind any portion, in whole or in part, of that particular conversion attributable to the unsold shares. Holder may not engage in any “shorting” or “hedging” transaction(s) in the Common Stock of the Company prior to conversion. Upon an event of default, among other default provisions set forth in the Tangier’s Note (i) interest shall accrue at a default interest rate of lesser of 20% per annum or the maximum rate permitted under applicable law; (ii) after the occurrence of an Event of Default that results in the eventual acceleration of this Note, an additional 10% increase to the Conversion Price discount will go into effect; (iii) a default in the timely issuance of underlying shares in excess of any conversion not delivered prior to 20 Trading Days after the Conversion Date, the Company shall pay to the Holder as liquidated damages an amount equal to $2,000 per day, until such certificate or certificates are delivered. The Company shall be considered in default and subject to a mandatory default amount commencing 5 days after the occurrence the following but not limited to: (i) a default in payment of any amount due hereunder; (ii) a default in the timely issuance of underlying shares upon, which default continues for 2 Trading Days after the Company has failed to issue shares or deliver stock certificates within the 3rd Trading Day following the Conversion Date; (iii) failure by the Company for 3 days after notice has been received by the Company to comply with any material provision of this Note; (iv) failure of the Company to remain compliant with DTC, thus incurring a “chilled” status with DTC; (v) any default of any mortgage, indenture or instrument which may be issued, or by which there may be secured or evidenced any indebtedness, for money borrowed by the Company or for money borrowed the repayment of which is guaranteed by the Company, whether such indebtedness or guarantee now exists or shall be created hereafter; (vi) if the Company is subject to any Bankruptcy Event; (vii) any failure of the Company to satisfy its “filing” obligations under Securities Exchange Act of 1934, as amended (the “1934 Act”) and the rules and guidelines issued by OTC Markets News Service, OTCMarkets.com and their affiliates; (viii) failure of the Company to remain in good standing under the laws of its state of domicile; (ix) failure by the Company to maintain the Required Reserve in accordance with the term; (x) failure of Company’s Common Stock to maintain a closing bid price in its Principal Market for more than 3 consecutive Trading Days; (xi) any delisting from a Principal Market for any reason; (xii) failure by Company to pay any of its transfer agent fees in excess of $2,000 or to maintain a transfer agent of record; (xiii) any trading suspension imposed by the United States Securities and Exchange Commission (the “SEC”) under Sections 12(j) or 12(k) of the 1934 Act; (xiv) failure by the Company to meet all requirements necessary to satisfy the availability of Rule 144 to the Holder or its assigns, including but not limited to the timely fulfillment of its filing requirements as a fully-reporting issuer registered with the SEC, requirements for XBRL filings, and requirements for disclosure of financial statements on its website. In connection with the Tangier’s Note, the Company issued irrevocable transfer agent instructions reserving 35,000,000 shares (the “Share Reserve”) of its Common Stock for conversions under this Note. The Company covenants that it will at all times reserve and keep available for Holder, out of its authorized and unissued Common Stock solely for the purpose of issuance upon conversion of this Note, free from preemptive rights or any other actual contingent purchase rights of persons other than the Holder, five times the number of shares of Common Stock as shall be issuable. If the amount of shares on reserve in Holder’s name at the Company’s transfer agent for this Note shall drop below the Required Reserve, the Company will, within 2 Trading Days of notification from Holder, instruct the transfer agent to increase the number of shares so that the Required Reserve is met. Upon full conversion or repayment of this Tangier’s, any shares remaining in the Share Reserve shall be cancelled.

During December 2019, the Company entered into a Securities Purchase Agreements with various individual accredited investors at an average price of $0.02 per share, which consummated on December 13, 2019. The Company raised an aggregate of $88,520 in exchange for the sale of an aggregate of 4,426,000 shares of our restricted Common Stock. This private placement was completed prior to December 15, 2019. The shares of our restricted common stock were sold pursuant to the terms of a Securities Purchase Agreements and issued in reliance upon an exemption from securities registration afforded by the provisions of Section 4(2), Section 4(6) and Regulation D as promulgated by the United States Securities and Exchange Commission under the Securities Act of 1933, as amended. As of December 31, 2019, the Company issued 500,000 shares under these agreements, 2,926,000 were issued subsequent to December 31, 2019 and 1,000,000 were pending issuance as of this report date.

On December 18, 2019, the Company entered into a one year 8% $100,000 Convertible Note with Odyssey Capital, LLC (“Odyssey”) pursuant to the terms of a Securities Purchase Agreement (the “Odyssey Note”). The Odyssey Note has a maturity date of December 18, 2020 and carried a $5,000 original issue discount (such that $95,000 was funded to the Company at closing). The Investor is entitled, at its option, at any time after cash payment, to convert all or any amount of the principal face amount of the Odyssey Note then outstanding into shares of the Company’s common stock at a price for each share of common stock equal to 64% of the lowest daily volume weighted average price (VWAP) of the common stock as reported on the National Quotations Bureau OTC Markets exchange, which the Company’s shares are traded or any exchange upon which the common stock may be traded in the future, for the fifteen (15) prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. Such conversion shall be effectuated by the Company delivering the shares of common stock to Odyssey within 3 business days of receipt by the Company of the notice of conversion. Accrued but unpaid interest shall be subject to conversion. To the extent the conversion price of the Company’s common stock closes below the par value per share, the Company will take all steps necessary to solicit the consent of the stockholders to reduce the par value to the lowest value possible under law. The Company agrees to honor all conversions submitted pending this increase. In the event the Company experiences a DTC “Chill” on its shares, the conversion price shall be decreased to 54% instead of 64% while that “Chill” is in effect. In no event shall the Investor be allowed to effect a conversion if such conversion, along with all other shares of Company Common Stock beneficially owned by Odyssey and its affiliates would exceed 4.99% of the outstanding shares of the Common Stock of the Company (which may be increased up to 9.9% upon 60 days’ prior written notice by Odyssey). During the first 180 calendar days that the Odyssey Note is in effect, the Company may redeem the Odyssey Note by paying to Odyssey an amount as follows: (i) if the redemption is within the first 60 days of the issuance date, then for an amount equal to 125% of the unpaid principal amount of this Odyssey Note along with any interest that has accrued during that period, (ii) if the redemption is after the 61st day, but by the 120th day of the issuance date, then for an amount equal to 135% of the unpaid principal amount of this Odyssey Note along with any accrued interest, and (iii) if the redemption is after the 120th day, but less than the 180th day of the issuance date, then for an amount equal to 140% of the unpaid principal amount of this Note along with any accrued interest. The Company may not redeem the Odyssey Note after the 180th day from entering into it. Upon an event of default, among other default provisions set forth in the Odyssey Note, (i) interest shall accrue at a default interest rate of 24% per annum or, if such rate is usurious or not permitted by current law, then at the highest rate of interest permitted by law. (ii) if the Company shall fail to deliver to the Investor the shares of common stock without restrictive legend (when permissible in accordance with applicable law) within three (3) business days of its receipt of a notice of conversion, then the Company shall pay a penalty of $250 per day the shares are not issued beginning on the 4th day after the conversion notice was delivered to the Company (which shall be increased to $500 per day beginning on the 10th day); (iii) if the Company’s stock ceases to be listed on an exchange, its stock is suspended from trading for more than 10 consecutive trading days or the Company ceases to file its reports with the SEC under the Securities Exchange Act of 1934, as amended, then the outstanding principal due under the Odyssey Note shall increase by 50%; or (iv) if the Odyssey Note is not paid at maturity, the outstanding principal due under this Odyssey Note shall increase by 10%.

In connection with the Odyssey Note, the Company issued irrevocable transfer agent instructions reserving 22,084,000 shares (the “Share Reserve”) of its Common Stock for conversions under this Odyssey Note. Odyssey shall have the right to periodically request that the number of reserved shares be increased so that the number of reserved shares at least equals four hundred percent of the number of shares of Company common stock issuable upon conversion of the Odyssey Note so long as there are sufficient authorized and unissued shares of the Company not otherwise reserved available to do so. Upon full conversion or repayment of this Odyssey Note, any shares remaining in the Share Reserve shall be cancelled.

On December 26, 2019, the Company entered into a one year 10% $55,000 Convertible Note with Jefferson Street Capital LLC (“Jefferson Street”) pursuant to the terms of a Securities Purchase Agreement (the “Jefferson Street Note”). The Jefferson Street Note has a maturity date of December 26, 2020 and carried a $5,000 original issue discount (such that $50,000 was funded to the Company at closing). The Investor is entitled, at its option, at any time after cash payment, to convert all or any amount of the principal face amount of the Jefferson Street Note then outstanding into shares of the Company’s common stock at a price for each share of common stock equal to 65% of the lowest daily volume weighted average price (VWAP) of the common stock as reported on the National Quotations Bureau OTC Markets exchange, which the Company’s shares are traded or any exchange upon which the common stock may be traded in the future, for the fifteen (15) prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. Commencing on the date which is 180 days following the date of this Jefferson Street Note and ending on the later of: (i) the Maturity Date and (ii) the date of payment of the Default Amount, this Jefferson Street Note may be converted by Jefferson Street in whole or in part at any time from time to time after the Issue Date as noted in the Jefferson Street Note. During the first 180 calendar days that the Jefferson Street Note is in effect, the Company may redeem the Jefferson Street Note by paying Jefferson Street an amount as follows: (i) if the redemption is within the first 90 days of the issuance date, then for an amount equal to 120% of the unpaid principal amount of this Jefferson Street Note along with any interest that has accrued during that period, and (ii) if the redemption is after the 91st day, but by the 180th day of the issuance date, then for an amount equal to 133% of the unpaid principal amount of this Jefferson Street Note along with any accrued interest. The Company may not redeem the Jefferson Street Note after the 180th day from entering into it. Upon an event of default, among other default provisions set forth in the Jefferson Street Note interest shall accrue at a default interest rate of 24% per annum or, if such rate is usurious or not permitted by current law, then at the highest rate of interest permitted by law.

In connection with the Jefferson Street Note, the Company is required at all times to have authorized and reserved six times the number of common shares that would be issuable upon full conversion of the Jefferson Street Note in effect (assuming that the 4.99% limitation set forth in the Jefferson Street Note is not in effect) which shall initially be reserved at 20,000,000 common shares (the “Share Reserve”) of its Common Stock for conversions under this Jefferson Street Note. Upon full conversion or repayment of this Jefferson Street Note, any shares remaining in the Share Reserve shall be cancelled.

On December 26, 2019, as previously disclosed, the Company issued 1,000,000 shares of restricted common stock pursuant to an April 1, 2019 distribution agreement with E&M Ice Cream Company and tendered a one-time cash payment of $125,000 to E&M meant to establish Tauri-GumTM in the marketplace. The cash component was paid in full to E&M on April 1, 2019, and the value of the shares is reflected in stock-based compensation based on the grant date of April 1, 2019.

On January 3, 2020, the Company entered into a one year 2% $44,000 Convertible Promissory Note with BHP Capital NY Inc. (“BHP Capital”) pursuant to the terms of a Securities Purchase Agreement (the “BHP Capital Note”). The BHP Capital Note has a maturity date of January 3, 2021 and carries a $4,000 original issue discount (such that $40,000 was funded to the Company at closing). BHP has the right from time to time, and at any time after closing, to convert all or any amount of the principal face amount of the BHP Capital Note then outstanding into shares of the Company’s common stock at a price for each share of common stock equal to 65% of the lowest one-day volume weighted average price (VWAP) of the common stock as reported on the National Quotations Bureau OTC Markets exchange, which the Company’s shares are traded or any exchange upon which the common stock may be traded in the future, for the twenty (20) prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. Such conversion shall be effectuated by the Company delivering the shares of common stock to BHP Capital within three (3) business days of receipt by the Company of the notice of conversion. The conversion price may be adjusted downward if, within three (3) business days of the transmittal of the Notice of Conversion to the Company, the Common Stock has a closing bid which is 5% or lower than that set forth in the Notice of Conversion. Accrued but unpaid interest shall be subject to conversion. To the extent the conversion price of the Company’s common stock closes below the par value per share, the Company will take all steps necessary to solicit the consent of the stockholders to reduce the par value to the lowest value possible under law. The Company agrees to honor all conversions submitted pending this increase. In the event the Company experiences a DTC “Chill” on its shares, the conversion price shall be decreased to 50% instead of 65% while that “Chill” is in effect. In no event shall BHP be allowed to effect a conversion if such conversion, along with all other shares of Company Common Stock beneficially owned by BHP Capital and its affiliates would exceed 4.99% of the outstanding shares of the Common Stock of the Company.

During the first 180 calendar days that the BHP Capital Note is in effect, the Company may redeem the BHP Capital Note by paying to BHP Capital an amount as follows: (i) if the redemption is within the first thirty (30) days of the issuance date, then for an amount equal to 110% of the unpaid principal amount of this BHP Capital Note along with any interest that has accrued during that period, (ii) if the redemption is on or after the 31st day, but by the 60th day of the issuance date, then for an amount equal to 115% of the unpaid principal amount of this BHP Capital Note along with any accrued interest, (iii) if the redemption is on or after the 61st day and through the 90th day of the issuance date, then for an amount equal to 120% of the unpaid principal amount of this Note along with any accrued interest and (iv) if the redemption is on or after the 91st day and through the 180th day of the issuance date, then for an amount equal to 133% of the unpaid principal amount of this Note along with any accrued interest. The Company may not redeem the BHP Capital Note after the 180th day from entering into it. Upon an event or continuation of default, among other penalty provisions, of the BHP Note (1) interest shall accrue at a default interest rate of 24% per annum (“Default Interest”), and (2) the Note shall become immediately due and payable and the Company shall pay to the BHP, in full satisfaction of its obligations thereunder, an amount equal to the greater of (i) 150% times the sum of (w) the then outstanding principal amount of this Note plus (x) accrued and unpaid interest on the unpaid principal amount of this Note to the date of payment plus (y) Default Interest, if any, on the amounts referred to in clauses (w) and/or (x) plus (z) any amounts owed to BHP pursuant to the BHP Capital Note and all other amounts payable thereunder shall immediately become due and payable. The BHP Capital Note contains cross-default provisions to other Company agreements which, if triggered after the passage of all applicable notice and cure or grace periods, shall, at the option of BHP, be considered a default under the BHP Capital Note in which event BHP shall be entitled (but in no event required) to apply all rights and remedies of BHP under the terms and provisions of the BHP Capital Note and such other applicable agreements.

In connection with the BHP Capital Note, the Company issued irrevocable transfer agent instructions pursuant to which the Company is required at all times to have reserved three times the number of shares that would be issuable upon full conversion of the Note (assuming that the 4.99% beneficial ownership limitation is not in effect) (based on the respective Conversion Price of the Note in effect from time to time, initially 14,100,000 shares of its Common Stock (the “Share Reserve”) for conversions under this BHP Capital Note. Failure to maintain the share Reserve may be an event of default. Upon full conversion or repayment of this BHP Capital Note, any shares remaining in the Share Reserve shall be cancelled.

On January 15, 2020, the Company entered into security purchase agreement with Adar Alef, LLC whereby the Company issued an 8% convertible redeemable note in the principal amount of $44,000. The note was funded with net proceeds of $37,800, after the deduction of $4,000 for OID and $2,200 in legal fees. The note has a maturity date of January 15, 2021. The face value amount plus accrued interest under the note are convertible into shares of the Company’s common stock at a price for each share of common stock equal to 65% of the lowest daily VWAP of the common stock as reported on the National Quotations Bureau OTC Markets market on which the Company’s shares are traded or any exchange upon which the common stock may be traded in the future, for the 20 prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. In the event the Company experiences a DTC “chill” on its shares, the conversion price shall be decreased to 55% instead of 65% while that “chill” is in effect. Upon an event of default, principal and accrued interest will become immediately due and payable under the notes. Additionally, upon an event of default, both notes will accrue interest at a default interest rate of 24% per annum or the highest rate of interest permitted by law. During the first 6 months following the Issuance Date, the Company may redeem this Note by paying to the Holder an amount equal to the sum of 140% of the face amount plus any accrued interest. This Note may not be prepaid after the 6-month anniversary of the Issuance Date. The redemption must be closed and paid for within 3 business days of the Company sending the redemption demand or the redemption will be invalid, and the Company may not redeem this Note. In the event this Note is not prepaid within the 6-month period, the Conversion Price described in Section 4(a) shall be decreased from 65% to 60% (reflecting an effective conversion discount of 40%). Further, certain events of default may trigger penalty and liquidated damage provisions. (This note contains a provision where if the Company shall have defaulted on or breached any term of any other note of similar debt instrument into which the Company has entered and failed to cure such default within the appropriate grace period they would be considered in default of this note. The Company shall establish an initial reserve of 6,296,000 shares of its common stock and at all times reserve a minimum of 4 times the amount of shares required if the note were to fully convert.

On January 17, 2020, the Company entered into a one year 8% $110,000 Convertible Note with GS Capital Partners, LLC pursuant to the terms of a Securities Purchase Agreement. The GS Capital Note has a maturity date of January 21, 2021 and carried a $10,000 original issue discount (such that $100,000 was funded to the Company on January 21, 2020). The holder is entitled, at its option, at any time after cash payment, to convert all or any amount of the principal face amount of the GS Note then outstanding into shares of the Company’s common stock at a price for each share of common stock equal to 65% of the lowest daily volume weighted average price (VWAP) of the common stock as reported on the National Quotations Bureau OTC Markets exchange, which the Company’s shares are traded or any exchange upon which the common stock may be traded in the future, for the twenty (20) prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. Such conversion shall be effectuated by the Company delivering the shares of common stock to the holder within 3 business days of receipt by the Company of the notice of conversion. Accrued but unpaid interest shall be subject to conversion. To the extent the conversion price of the Company’s common stock closes below the par value per share, the Company will take all steps necessary to solicit the consent of the stockholders to reduce the par value to the lowest value possible under law. The Company agrees to honor all conversions submitted pending this increase. In the event the Company experiences a DTC “Chill” on its shares, the conversion price shall be decreased to 55% instead of 65% while that “Chill” is in effect. In no event shall the holder be allowed to affect a conversion if such conversion, along with all other shares of the Company common stock beneficially owned by the holder and its affiliates would exceed 9.9% of the outstanding shares of the common stock of the Company.

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

In connection with the GS Capital Note, the Company issued irrevocable transfer agent instructions reserving 5,150,000 shares of its Common Stock for conversions under this Note (the “Share Reserve”) within 5 days from the date of execution and shall maintain a 2.5 times reserve for the amount then outstanding. Upon full conversion or repayment of this Note, any shares remaining in the Share Reserve shall be cancelled.

The Company issued to GS Capital 400,000 shares of its restricted common stock as debt commitment shares valued at $20,960 ($0.0524 per share).

On January 23, 2020 Jefferson converted $27,500 of principal and accrued interest in the amount of $1,375 into 1,339,031 shares of restricted stock of the Company ($0.0219 per share). The Company repaid the remaining balance of $27,500 of the Jefferson Street Note including accrued interest and prepayment premium of $10,904. As a result, the Jefferson Street Note is now fully repaid and retired, and no further obligations or remuneration is due and owing thereunder.

On January 31, 2020, the Company entered into a stock purchase agreement with an accredited investor to purchase 330,000 restricted shares of Company’s common stock for $9,900 ($0.03 per share.) As of this report date, these shares have not been issued.

On February 7, 2020, the Company effectuated a six-month convertible promissory note with Tangier’s Global, LLC (the “Tangier’s Note”). The Company received funds in the amount of $60,000 after reduction of the Original Issue Discount of $5,000. The $65,000 face value note matures on August 6, 2020 and bears and interest rate of 2%. This note has a fixed conversion price of $0.03 per share. The Company may redeem the note by paying to the note holder Investor an amount as follows: (i) if the redemption is within the first 30 days of the issuance date, then for an amount equal to 110% of the unpaid principal amount of this Note along with any interest that has accrued during that period, (ii) if the redemption is after the 31st day, but by the 60th day of the issuance date, then for an amount equal to 115%, (iii) if the redemption is after the 61st day, but by the 90th day of the issuance date, then for an amount equal to 120%, (iv) if the redemption is after the 91st day, but by the 180th day of the issuance date, then for an amount equal to 133%. The Company covenants that it will at all times reserve and keep available for Holder, out of its authorized and unissued Common Stock five times the number of shares of Common Stock as shall be issuable upon the full conversion of this Note.

If the Note is not retired on or before the Maturity Date, then at any time and from time to time after the Maturity Date, and subject to the terms hereof and restrictions and limitations contained herein, the Holder shall have the right, at the Holder’s sole option, to convert in whole or in part the outstanding and unpaid Principal Amount under this Note into shares of Common Stock at the Variable Conversion Price which shall be equal to the lower of: (a) the Fixed Conversion Price or (b) 65% of the lowest volume weighted average price of the Company’s Common Stock during the 20 consecutive Trading Days prior to the date on which Holder elects to convert all or part of the Note. If the Company is placed on “chilled” status with the DTC, the discount shall be increased by 10%, i.e., from 35% to 45%, until such chill is remedied. If the Company is not DWAC eligible through their transfer agent and DTC’s FAST system, the discount will be increased by 5%, i.e., from 35% to 40%. In the case of both, the discount shall be a cumulative increase of 15%, i.e., from 35% to 50%. Holder may not engage in any “shorting” or “hedging” transaction(s) in the Common Stock of the Company prior to conversion. In the “Event of Default”, defined (i) a default in payment of any amount due hereunder; (ii) a default in the timely issuance of underlying shares, which default continues for 2 Trading Days after the Company has failed to issue shares or deliver stock certificates within the 3rd Trading Day following the Conversion Date; (iii) if the Company does not issue the press release or file the Current Report on Form 8-K; (iv) failure by the Company for 3 days after notice has been received by the Company to comply with any material provision of this Note; (iv) any representation or warranty of the Company in this Note that is found to have been incorrect in any material respect when made, including, without limitation, the Exhibits; (vi) failure of the Company to remain compliant with DTC, thus incurring a “chilled” status with DTC; (vii) any default of any mortgage, indenture or instrument which may be issued, or by which there may be secured or evidenced any indebtedness, for money borrowed by the Company or for money borrowed the repayment of which is guaranteed by the Company, whether such indebtedness or guarantee now exists or shall be created hereafter; (viii) if the Company is subject to any Bankruptcy Event; (ix) any failure of the Company to satisfy its “filing” obligations under the Securities Exchange Act of 1934, as amended (the “1934 Act”) and the rules and guidelines issued by OTC Markets News Service, OTC Markets Group, Inc. and their affiliates; (x) failure of the Company to remain in good standing under the laws of its state of domicile; (xi) any failure of the Company to provide the Holder with information related to its corporate structure including, but not limited to, the number of authorized and outstanding shares, public float, etc. within 1 Trading Day of request by Holder; (xii) failure by the Company to maintain the Required Reserve in accordance with the terms of Section 2.00(e); (xiii) failure of Company’s Common Stock to maintain a closing bid price in its Principal Market for more than 3 consecutive Trading Days; (xiv) any delisting from a Principal Market for any reason; (xv) failure by Company to pay any of its transfer agent fees in excess of $2,000 or to maintain a transfer agent of record; (xvi) failure by Company to notify Holder of a change in transfer agent within 24 hours of such change; (xvii) any trading suspension imposed by the United States Securities and Exchange Commission (the “SEC”) under Sections 12(j) or 12(k) of the 1934 Act; (xviii) failure by the Company to meet all requirements necessary to satisfy the availability of Rule 144 to the Holder or its assigns, including but not limited to the timely fulfillment of its filing requirements as a fully- reporting issuer registered with the SEC, requirements for XBRL filings, and requirements for disclosure of financial statements on its website; or (xix) failure of the Company to abide by the Use of Proceeds or failure of the Company to inform the Holder of a change in the Use of Proceeds.

If an Event of Default occurs, the outstanding Principal Amount of this Note owing in respect thereof through the date of acceleration, shall become, at the Holder’s election, immediately due and payable in cash at the “Mandatory Default Amount”. The Mandatory Default Amount means 33% of the outstanding Principal Amount of this Note will be automatically added to the Principal Sum of the Note and tack back to the Effective Date for purposes of Rule 144. Commencing 5 days after the occurrence of any Event of Default that results in the eventual acceleration of this Note, this Note shall accrue additional interest, in addition to the Note’s “guaranteed” interest, at a rate equal to the lesser of 12% per annum or the maximum rate permitted under applicable law. In connection with such acceleration described herein, the Holder need not provide, and the Issuer hereby waives, any presentment, demand, protest or other notice of any kind, and the Holder may immediately and without expiration of any grace period enforce any and all of its rights and remedies hereunder and all other remedies available to it under applicable law. Such acceleration may be rescinded and annulled by the Holder at any time prior to payment hereunder and the Holder shall have all rights as a holder of the note until such time, if any, as the Holder receives full payment. No such rescission or annulment shall affect any subsequent event of default or impair any right consequent thereon.

On February 10, 2020, GS Capital LLC elected to partially convert the $300,000 March 14, 2019 note in the amount of $75,000 of principal plus $5,458 of accrued interest for 2,628,548 common shares ($0.0307 per share). The remaining balance of this note is $225,000.

On February 12, 2020, Adar Alef, LLC elected to partially convert its Back-end Note under a December 20, 2018 Securities Purchase Agreement which was funded on August 12, 2019. The noteholder converted $15,000 of principal into 554,324 common shares ($0.02706 per share).

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable

ITEM 5. OTHER INFORMATION.

The description of the Convertible Promissory Note entered into by the Company with BHP Capital NY, Inc., dated January 3, 2020, is incorporated by reference herein.

The description of the Convertible Promissory Note entered into by the Company with Adar Alef LLC, dated January 15, 2020, is incorporated by reference herein.

The description of the Convertible Promissory Note entered into by the Company with GS Capital Partners LLC, dated January 17, 2020, is incorporated by reference herein.

The description of the Convertible Promissory Note entered into by the Company with Tangier’s Global, LLC, on February 7, 2020, is incorporated by reference herein.

ITEM 6. EXHIBITS.

Exhibit 10.1	BHP Capital NY, Inc. Securities Purchase Agreement dated October 7, 2019 (filed on form 10-Q on November 12, 2019)

Exhibit 10.2	BHP Capital NY, Inc Convertible Promissory note dated October 17, 2019 (filed on form 10-Q on November 12, 2019)

Exhibit 10.3	Tangiers Global, LLC 10% Convertible Promissory Note dated November 5, 2019 (filed on form 10-Q on November 12, 2019)

Exhibit 10.4	Securities Purchase Agreement between Odyssey Capital, LLC and the Company, dated December 18, 2019 (filed on Current report 8-K on January 9, 2020)

Exhibit 10.5	Convertible Redeemable Note issued to Odyssey Capital, LLC, dated December 18, 2019 (filed on Current report 8-K on January 9, 2020)

Exhibit 10.6	Securities Purchase Agreement between Jefferson Street Capital LLC and the Company, dated December 26, 2019 (filed on Current report 8-K on January 9, 2020)

Exhibit 10.7	Convertible Redeemable Note issued to Jefferson Street Capital LLC, dated December 26, 2019 (filed on Current report 8-K on January 9, 2020)

Exhibit 10.8	Securities Purchase Agreement, December 2019 private placement (filed on Current report 8-K on January 9, 2020)

Exhibit 10.9	Convertible Promissory Note issued to BHP Capital NY Inc., dated January 3, 2020 (filed on Current report 8-K on January 9, 2020)

Exhibit 10.10	Securities Purchase Agreement between BHP Capital NY INC and the Company, dated January 3, 2020 (filed on Current report 8-K on January 9, 2020)

Exhibit 10.11	Securities Purchase Agreement between the Company and GS Capital Partner, dated January 17, 2020 (filed on Current report 8-K on January 29, 2020)

Exhibit 10.12	Convertible Note between the Company and GS Capital Partners, dated January 17, 2020 (filed on Current report 8-K on January 29, 2020)

Exhibit 10.13	Securities Purchase Agreement between the Company and Adar Alef, LLC, dated January 15, 2020 (filed herewith)

Exhibit 10.14	Convertible Note between the Company and Adar Alef, LLC, dated January 15, 2020 (filed herewith)

Exhibit 10.15	Tangiers Global, LLC 10% Convertible Promissory Note effective February 7, 2020 (filed herewith)

Exhibit 10.16	Joint Venture Partnership agreement between the Company and OG Labratories, LLC dated January 21, 2020

Exhibit 31.1	Certification of Chief Executive Officer of Tauriga Sciences, Inc. Required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Principal Accounting Officer of Tauriga Sciences, Inc. Required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Principal Executive Officer of Tauriga Sciences, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 632

Exhibit 32.2	Certification of Principal Accounting Officer of Tauriga Sciences, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63

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

TAURIGA SCIENCES, INC. (Registrant)

Date: February 13, 2020	By:	/s/ Seth M. Shaw
Seth M. Shaw
Chief Executive Officer

	By:	/s/ Kevin P. Lacey
Kevin P. Lacey
Chief Financial Officer

