Form 10-K
period 2020-03-31
TAURIGA SCIENCES, INC.
filed 2020-06-30
CIK 1142790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2020

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from April 1, 2019 to March 31, 2020

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

On September 30, 2019, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $2,883,284 based upon the closing price on that date of the Common Stock of the registrant on the OTC Bulletin Board system of $0.0401. For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its Common Stock are deemed affiliates of the registrant.

As of as of June 26, 2020, the registrant had 145,323,728 shares of its Common Stock, $0.00001 par value (the “Common Stock”), outstanding.

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

Effective January 2020, the Company amended the certificate of incorporation of Tauriga Business Development Corp. in relevant part to effectuate a name change of this subsidiary to Tauriga Pharma Corp. The principal reason for the name change is to align this subsidiary’s focus on the development of a pharmaceutical product line that is synergistic with the Company’s primary CBD product line. Currently, the plan is to initially create a pharmaceutical line of products to address nausea symptoms related to chemotherapy treatment in patients, which we will submit for clinical trials and to regulatory agencies for approval.

On March 18, 2020, the Company filed a Provisional U.S. Patent Application covering its Pharmaceutical grade version of Tauri-Gum™. This patent application, filed with the United States Patent & Trademark Office (“U.S.P.T.O.”), is titled: “MEDICATED CBD COMPOSITIONS, METHODS OF MANUFACTURING, AND METHODS OF TREATMENT.” The Company’s proposed Pharmaceutical grade version of Tauri-Gum™ is being developed for nausea regulation, intended specifically to target patients subjected to ongoing chemotherapy treatment(s) (the “Indication”). The delivery system for this Pharmaceutical product is an improved version of the existing “Tauri-Gum™” chewing gum formulation based on continued research and development.

Tauriga Sciences Limited

On June 10, 2019, the Company formed a wholly owned subsidiary, Tauriga Sciences Limited, with the registrar of Companies for Northern Ireland. Tauriga Sciences Limited is a private limited Company. The entity was established in conjunction with e-commerce merchant services. In conjunction to this new entity the Company entered into a two-year lease commencing on June 11, 2019 and expiring on June 30, 2021. The office is located at Regus World Trade Centre Muelle de Barcelona, edif. Sur, 2a Planta Barcelona Cataluña 08039 Spain.

Collaboration Agreement with Aegea Biotechnologies Inc.

On April 3, 2020, Tauriga Sciences, Inc. entered into a collaboration agreement (“Collaboration Agreement”) with Aegea Biotechnologies Inc. (“Aegea”), for the purpose of developing a Rapid, Multiplexed Novel Coronavirus (COVID-19) Point of Care Test with Superior Sensitivity and Selectivity (the “SARS-Col 2 Test”). The parties believe that the benefits of the SARS-CoV-2 Test are as follows: Rapid SARS-CoV-2 test with the sensitivity and specificity to eliminate false negatives and false positives, and with the ability to detect and measure viral shed, even in patients who are asymptomatic. This SARS-CoV-2 test would use Aegea’s patented technologies to take coronavirus testing to the next level by differentiating different strains of SARS-CoV-2. The test, if successful, would be adaptable to additional SARS-CoV-2 strain types as necessary and as the virus mutates. It also has the possibility to be rapidly be customized to provide similarly sensitive and specific assays for other viruses. The Company has committed to raise funding for the purposes set forth in under the Collaboration Agreement from its $5,000,000 Equity Line of Credit (“ELOC”). Seventy percent (70%) of the net proceeds from the sale of the initial 10,000,000 shares of our Common Stock under the ELOC will be invested in Aegea for the development of the Covid Test and used to purchase shares of common stock of Aegea at a purchase price of $4.00 per share. As of the date of this annual report, the Company has contributed a total of $183,442 towards this collaboration agreement, a portion of which was funded through the sale of our Common Stock under our existing ELOC. See also the description of our investments in the Notes to our financial statements in Note 12 - Investments and Note 15 – Subsequent Events, as well as in agreements filed by us as exhibits to or incorporated by reference in this annual report.

Pursuant to the amended terms of the Collaboration Agreement, following the initial sale of 10,000,000 shares of our common stock under the ELOC, twenty percent (20%) of all subsequent net proceeds from the sale of shares under the ELOC shall be used to purchase additional shares of common stock of Aegea at a purchase price of $4.00 per share. The $4.00 stock price corresponds to a current pre-money valuation of Aegea of $25,000,000 for each tranche of cash, up to the first $2,000,000 of our investment in Aegea. The valuation will be reassessed and reset by the parties after the first $2,000,000 of Tauriga’s investment is received by Aegea. In addition, as part of our agreement with Aegea, On May 26, 2020, Tauriga also issued to Aegea 5,000,000 unregistered common shares of Tauriga common stock. The Collaboration Agreement commenced on signing and will continue indefinitely, unless amended or terminated by mutual written agreement of the parties.

COMPANY PRODUCTS

TAURI-GUMTM

In October 2018, the Company’s management, along with its board of directors, began to explore the possibility of launching a cannabidiol (“CBD”) infused gum product line into the commercial marketplace.

To begin this process, during the quarter ended December 31, 2018, the Company began discussions with a Maryland based chewing gum manufacturer - Per Os Biosciences LLC (“Per Os Bio”), which consummated in a manufacturing agreement in late December 2018 to launch and bring to market a white label line of CBD infused chewing gum under the brand name Tauri-GumTM. In October 2019, we filed trademark applications for the above-referenced marks in each of the European Union and Canada. On February 18, 2020, the Company received a notice of allowance from the European Union Intellectual Property Office granting the Company its trademark registration for Tauri-Gum™ (E.U. Trademark # 018138334).

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

F. The packaging, for retail marketplace, will consist of 8 count (gum tablet count) blister card labeled (the “Pack(s)”) with Lot # as well as Expiration Date;

G. Outer sleeve in the Company’s artwork and graphic design(s) and label copy; and

H. Shipping System: Bulk packed 266 Packs per master case (“Palletized”).

Under terms of the agreement with Per Os Bio:

A.	Each product order will consist of 8,700 Packs (unless otherwise agreed upon by both parties);
B.	½ of initial production invoice due within 3 days of execution of Manufacturing Agreement;
C.	Provide graphic design artwork, logo, and label design to Per Os Bio;
D.	To implement kosher certification process;
E.	Procure appropriate Product & Liability insurance policy; and
F.	Acquire legal opinion with respect to the confirmation of the legality to sell this CBD Gum on the Federal Statute Level.

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

TAURI-GUMMIES™

On November 25, 2019, the Company announced that it has finalized the formulation for its Vegan 25 mg CBD (Isolate) Infused Gummies product to be branded Tauri-Gummies™ for which a trademark was filed in Switzerland and the European Union. This product contains no gelatin in the formulation, as the Company has utilized plant-based alternatives in completion of this product. There will be 4 flavors offered – cherry, orange, lemon and lime.

Each gummy package contains 24 gummies in a jar, 6 of each flavor, containing 25mg of CBD isolate per individual gummy, or 600 mg of CBD isolate per jar. These gum drops have been manufactured in the “Nostalgic” 1950s confectionary style and are both plant-based (vegan formulated) and kosher certified. The Company commenced sales of Tauri-Gummies™ in January 2020.

CANNABIGEROL “CBG” ISOLATE INFUSED VERSION OF TAURI-GUM™

On December 30, 2019, the Company announced it had commenced development of a Cannabigerol (“CBG”) Isolate Infused version of its Tauri-Gum™ brand. This initial production run had been completed in its Peach-Lemon flavor (and each piece of Chewing Gum contains 10mg CBG isolate). This initial production run yielded roughly 8,300 blister packs. The product is Kosher Certified, Vegan Formulated, Lab Tested, NON-GMO, Allergen Free, Gluten Free, containing no THC, and 100% Made in the USA. MSRP has been established at $19.99 per Blister Pack.

The Company has commenced production of its second version of CBG Infused Tauri-Gum - Black Currant Flavor (each piece of Chewing Gum contains 15mg of CBG isolate). The Company’s Black Currant Flavor - CBG Infused Tauri-Gum™, will be: Kosher Certified, Vegan, Lab-Tested, NON-GMO, Allergen Free, Gluten Free, 15mg CBG/Piece of Chewing Gum, 100% Made in the USA. MSRP will be $22.99 per Blister Pack.

DISTRIBUTION OF THE COMPANY’S PRODUCTS

E&M Distribution Agreement

On April 1, 2019, the Company entered into a distribution agreement with E&M Ice Cream Company (“E&M”) to establish Tauri-GumTM in the greater New York City marketplace (the “E&M Distribution Agreement”), with substantial levels of both financial resources and marketing support.

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

In connection with the IRM Distribution Agreement, the Company agreed to a one-time issuance of restricted shares of the Company’s common stock and a cash stipend. For a more complete description of this arrangement please refer to Note 1 to the financial statements under Distributions of the Company’s Products as well as the agreement as exhibits file by reference thereto.

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

In connection with the SKL agreement, the Company agreed to a one-time issuance of restricted shares of the Company’s common stock. In addition, the Company has agreed to issue restricted shares of the Company’s common stock to principals of SKL for assistance in the Company’s marketing strategy. This agreement expired on April 30, 2020.

On May 11, 2019, the Company also entered into a consulting agreement pursuant to the terms of the SKL agreement, whereby Ms. Neelima Lekkala was appointed Vice President of Distribution & Marketing. This agreement has a one-year term and expired on May 11, 2020. Ms. Lekkala focused her efforts on the expansion of Tauri-GumTM in terms of gross sales and revenue growth through the acquisition of new customers, establishment of professional marketing materials & protocols, logistics improvement(s) and fulfillment services. Ms. Lekkala was not an executive officer of the Company and, therefore, was not deemed to be an affiliate of the Company. Ms. Lekkala’s compensation included restricted shares of the Company’s common stock, which were fully earned and vested upon the execution of her consulting agreement. Additionally, Ms. Lekkala was entitled to receive a 30% commission on total gross sales through the sale of the Tauri-GumTM product line, which the Company was permitted to pay in either stock or cash at the election of Ms. Lekkala. As of March 31, 2020, Ms. Lekkala had earned commission in the amount of $1,023.

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

These arrangements are more fully described in our periodic and current reports that we have filed with the Securities and Exchange Commission and included in these agreements as exhibits file by reference thereto.

In connection with the issuances of any restricted securities by the Company regarding the above-described distribution agreements or other agreements described in this annual report, please see Part II, Item 5, Unregistered Sales of Equity Securities for additional information.

Resale Agreement with OG LABORATORIES, LLC

On January 21, 2020, the Company entered into a joint venture agreement with OG LABORATORIES, LLC (“OG”). Under this agreement the Company will act as a wholesaler of OG’s product labeled under OG’s name. We are currently wholesaling two of OG’s products: “Omega-3 Heart Wellness+CBD” and “Collagen Skin Wellness+CBD”. Both of these products will be offered on the Company’s website. The Company will be compensated for sales generated through its efforts according the following formula: the Company shall receive, no later than 30 days after collection, the following percentage of the total order amount for third-party customers who purchase OG products that Tauriga originated or derived: for aggregate purchases greater than one hundred thousand dollars ($100,000.00), Tauriga shall receive commission of three and a half percent (3.5%), and for aggregate purchases of one hundred thousand dollars ($100,000.00) or less, Tauriga shall receive commission of five percent (5%). . Tauriga shall receive the above-referenced commission on such sales as long as the sale is made while the contract is in force or within six (6) months after the contract’s termination. The OG agreement may be terminated by either party with thirty days of prior written notice to the other party. The Company made an initial purchase of OG inventory of $3,050 for e-commerce fulfillment.

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

The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding, success in developing and marketing its products and the level of competition and potential regulatory enforcement actions. These risks and others are described in greater detail in the Risk Factors set forth in this prospectus.

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

Certified by Wal-Mart, Inc. to become a Domestic Supplier

On December 23, 2019, the Company announced that is has been certified by Wal-Mart, Inc. (“Walmart”) to become a Domestic Supplier. This certification from Walmart was obtained by the Company on December 19, 2019. On May 26, 2020, we also announced that our Walmart Marketplace Seller Application had been officially approved. In joining Walmart Marketplace, the Company has the opportunity to expand the presence of its products and product lines, with access to over a hundred million monthly customers. The Company is also approved to both list products on Walmart.com and sell directly to Walmart buyers.

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

Investment Agreement and Registration Rights Agreement

On January 21, 2020, the Company entered into a $5,000,000 equity line financing agreement (“Investment Agreement”) with Tangiers Global, LLC (“Tangiers”), as well as a registration right agreement related thereto (“Registration Rights Agreement”). The term of the financing is over a period of 36 months. Pursuant to the Registration Rights Agreement, a maximum of 76,000,000 shares of our Common Stock may be sold to Tangiers from time to time, which have been registered on our Form S-1 Registration Statement, which was declared effective by the Securities and Exchange Commission on March 16, 2020.

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

The closing of a purchase by Tangiers of the shares specified by us in the Put Notice will occur on the date which is no earlier than five and no later than seven trading days following the date Tangiers receives the Put Notice. On a closing date we will sell to Tangiers the shares of our common stock specified in the Put Notice, and Tangiers will pay us an amount equal to the Purchase Price multiplied by the number of shares specified in the Put Notice. As of March 31, 2020, the Company has exercised no put options under this agreement; however, subsequent to the end of our fiscal year, we have issued 5,750,000 shares of Common Stock in exchange for an aggregate of $154,418 as of the date of filing of this annual report.

HISTORICAL BUSINESS ITEMS

Cupuaçu Butter Lip Balm

On December 23, 2016, the Company entered into a non-exclusive, 12-month license agreement (the “License Agreement”) with Cleveland, Ohio based cosmetics products company Ice + Jam LLC (“Ice + Jam”) to market Ice + Jam’s proprietary cupuaçu butter lip balm, sold under the trademark HerMan® which launched during the quarter ended December 31, 2017. During February of 2018, the Company’s strategy with respect to the HerMan® product was negatively impacted by a series of product defects relating to the twisting mechanism of the lip balm tube. As a result of this and the concomitant halting of selling efforts, the Company had no sales of the HerMan® product during the year ended March 31, 2019. The Company has removed the product from the website and the remaining inventory was written-off as it was determined that the units were not usable. The Company had discontinued this operation as of March 31, 2019.

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

SUBSEQUENT EVENTS

Subsequent to March 31, 2020, the Company issued additional shares of Common Stock as follows: (i) 6,000,000 restricted shares of common stock in a private placement purchased by accredited individual investors for cash of $191,000 ($0.0318 per share); (ii) 1,000,000 shares of restricted common stock were issued to consultants for services rendered; (iii) 525,000 shares of restricted common stock for commitment shares relative to convertible notes issued; (iv) 20,009,621 shares of restricted common stock in conversion of convertible notes issued by us of $370,000 and accrued interest of $26,841; (v) 5,000,000 shares of restricted common stock were issued in conjunction with the collaboration agreement with Aegea Biotechnologies Inc.; and (vi) 5,750,000 registered shares of our Common Stock were issued under the Investment Agreement with Tangiers.

See description of our stock issuances in this annual report beginning on page F-40, and as otherwise described in this annual report in more detail through the description of the applicable agreements pursuant to which we have issued these securities.

Collaboration Agreement with Aegea Biotechnologies Inc.

See the description of our Collaboration Agreement under the Business Section, general overview subheading, for a more expansive description of this transaction with Aegea Biotechnologies Inc., which was entered into for the purpose of developing a Rapid, Multiplexed Novel Coronavirus (COVID-19) Point of Care Test with Superior Sensitivity and Selectivity (the “SARS-Col 2 Test”). Pursuant to the terms of the Collaboration Agreement, we will help fund the development of the SARS-Col-2 Test, including through the use of our ELOC with Tangiers and other means as our management and board of directors may approve.

Convertible Notes

GS Capital, LLC

On April 17, 2020, the Company entered into a one year 8% $55,000 convertible Note with GS Capital Partners, LLC pursuant to the terms of a Securities Purchase Agreement (“GS Note”). The GS Note has a maturity date of April 17, 2021 and carried a $5,000 original issue discount (such that $50,000 was funded to the Company on April 17, 2020). The holder is entitled, at its option, at any time after cash payment, to convert all or any amount of the principal face amount of the GS Note then outstanding into shares of the Company’s common stock at a price for each share of common stock equal to 65% of the lowest daily volume weighted average price (VWAP) of the common stock as reported on the National Quotations Bureau OTC Markets exchange, which the Company’s shares are traded or any exchange upon which the common stock may be traded in the future, for the twenty (20) prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. During the first six months that the GS Capital Note is in effect, the Company may redeem the GS Note by paying to the holder an amount as follows: (i) if the redemption is within the first 90 days of the issuance date, then for an amount equal to 120% of the unpaid principal amount of this Note along with any interest that has accrued during that period, (ii) if the redemption is after the 91st day, but less than the 180th day of the issuance date, then for an amount equal to 133% of the unpaid principal amount of this Note along with any accrued interest. The GS Note may not be redeemed after 180 days after entering into it. In connection with the GS Capital Note, the Company issued irrevocable transfer agent instructions reserving 5,717,000 shares of its common Stock for conversions under this Note (the “Share Reserve”) within 5 days from the date of execution and shall maintain a 2.5 times reserve for the amount then outstanding. Upon full conversion or repayment of this Note, any shares remaining in the Share Reserve shall be cancelled. The Company issued to the noteholder 150,000 shares of its restricted common stock as debt commitment shares valued at $5,000 ($0.03 per share).

Adar Alef, LLC

On April 30, 2020, the Company entered into securities purchase agreement with Adar Alef, LLC whereby the Company issued an 8% convertible redeemable note in the principal amount of $44,000. The note was funded with net proceeds of $37,800, after the deduction of $4,000 for OID and $2,200 in legal fees. The note has a maturity date of April 30, 2021. The face value amount plus accrued interest under the note are convertible into shares of the Company’s common stock at a price for each share of common stock equal to 65% of the lowest daily VWAP of the common stock as reported on the National Quotations Bureau OTC Markets market on which the Company’s shares are traded or any exchange upon which the common stock may be traded in the future, for the 20 prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. During the first 6 months following the Issuance Date, the Company may redeem this Note by paying to the Holder an amount equal to the sum of 140% of the face amount plus any accrued interest. The Company shall establish an initial reserve of 7,736,000 shares of its common stock and at all times reserve a minimum of 4 times the amount of shares required if the note were to fully convert. This Note may not be prepaid after the 6-month anniversary of the issuance date.

Tangiers Global, LLC

On May 8, 2020, the Company effectuated a six-month fixed convertible promissory note with Tangiers Global, LLC with a total face value of $102,500 containing an original issue discount of $2,500. On May 8, 2020, the Company received funds in the amount of $50,000 and recognized original issue discount of $1,250. This note matures on November 8, 2020 and bears an interest rate of 5%, guaranteed. This note has a fixed conversion price of $0.03 per share. In the event of default this note will accrue at a rate of 15% per annum or the highest rate permitted by law. The Company may redeem the note by paying to Tangiers an amount as follows: (i) if the redemption is within the first 90 days of the issuance date, then for an amount equal to 110% of the unpaid principal amount so paid of this Note along with any interest that has accrued during that period, and (ii) if the redemption is after the 91st day, but by the 180th day of the issuance date, then for an amount equal to 120%. After 180 days from the effective date, the Company may not pay this note, in whole or in part without prior written consent by Holder. The Company covenants that it will at all times reserve and keep available for Tangiers, out of its authorized and unissued Common Stock three times the number of shares of Common Stock as shall be issuable upon the full conversion of this Note. If the Note is not retired on or before the Maturity Date, then at any time and from time to time after the Maturity Date, and subject to the terms hereof and restrictions and limitations contained herein, the Tangiers shall have the right, at the Tangiers’s sole option, to convert in whole or in part the outstanding and unpaid Principal Amount under this Note into shares of Common Stock at the Variable Conversion Price which shall be equal to the lower of: (a) the Fixed Conversion Price or (b) 70% of the lowest volume weighted average price of the Company’s Common Stock during the 15 consecutive Trading Days prior to the date on which Tangiers elects to convert all or part of the Note.

Firstfire Global Opportunities, LLC

On May 18, 2020, the Company entered into a Securities Purchase Agreement (“SPA”) with Firstfire Global Opportunities Fund, LLC (“Firstfire”) pursuant to a convertible promissory note in the principal amount of $88,333, having an original issue discount in the amount of $8,833. On May 24, 2020, the Company received funds in the amount of $75,000 after the deduction of legal fees in the amount of $4,500. This note bears an annual interest rate of 8%. The per share conversion price into which Principal Amount and interest under this Note shall be convertible into shares of Common Stock hereunder shall be equal to 65% multiplied by the average of the two (2) lowest volume weighted average prices of the Common Stock during the fifteen (15) consecutive Trading Day period immediately preceding the date of the respective conversion. The borrower covenants that at all times until the Note is satisfied in full, the borrower will reserve from its authorized and unissued Common Stock a sufficient number of shares, free from preemptive rights, to provide for the issuance of a number of Conversion Shares equal to the greater of: (a) 8,500,000 shares of Common Stock or (b) the sum of the number of Conversion Shares issuable upon the full conversion of this Note multiplied by (ii) three and a half (3.5). At any time prior to or as of the earlier of the (i) the first conversion date and (ii) the 180th calendar day after the issue date, the borrower shall have the right to prepay the outstanding principal amount and interest then due under this note. If the borrower exercises its right to prepay the note at any time within the initial 30 calendar days following the issue date, the borrower shall make payment to the holder of an amount in cash equal to the sum of: (w) 115% multiplied by the principal amount then outstanding plus (x) accrued and unpaid interest on the principal amount.

If the borrower exercises its right to prepay the note at any time from the 31st calendar day through the 60th calendar day following the issue date, the borrower shall make payment to the holder of an amount in cash equal to the sum of: (w) 125% multiplied by the principal amount then outstanding plus (x) accrued and unpaid interest on the principal amount. If the borrower exercises its right to prepay the note at any time from the 61st calendar day through the 120th calendar day following the issue date, the borrower shall make payment to the holder of an amount in cash equal to the sum of: (w) 135% multiplied by the principal amount then outstanding plus (x) accrued and unpaid interest on the principal amount. If the borrower exercises its right to prepay the note at any time from the 121st calendar day through the 180th calendar day following the issue date, the borrower shall make payment to the holder of an amount in cash equal to the sum of: (w) 140% multiplied by the principal amount then outstanding plus (x) accrued and unpaid interest on the principal amount.

Tangiers Global, LLC

On June 24, 2020, the Company effectuated a six-month fixed convertible promissory note with Tangiers Global, LLC with a total face value of $210,000 containing an original issue discount of $10,000. On June 26, 2020, the Company received funds in the amount of $200,000 and recognized original issue discount of $10,000. This note matures on December 24, 2020 and bears an interest rate of 8%, guaranteed. This note has a fixed conversion price of $0.03 per share. The Company may redeem the note by paying to Tangiers an amount as follows: (i) if the redemption is within the first 90 days of the issuance date, then for an amount equal to 110% of the unpaid principal amount so paid of this Note along with any interest that has accrued during that period, and (ii) if the redemption is after the 91st day, but by the 180th day of the issuance date, then for an amount equal to 120%. After 180 days from the effective date, the Company may not pay this note, in whole or in part without prior written consent by Holder. The Company covenants that it will at all times reserve and keep available for Tangiers, out of its authorized and unissued Common Stock three times the number of shares of Common Stock as shall be issuable upon the full conversion of this Note. If the Note is not retired on or before the Maturity Date, then at any time and from time to time after the Maturity Date, and subject to the terms hereof and restrictions and limitations contained herein, the Tangiers shall have the right, at the Tangiers’s sole option, to convert in whole or in part the outstanding and unpaid Principal Amount under this Note into shares of Common Stock at the Variable Conversion Price which shall be equal to the lower of: (a) the Fixed Conversion Price or (b) 70% of the lowest volume weighted average price of the Company’s Common Stock during the 15 consecutive Trading Days prior to the date on which Tangiers elects to convert all or part of the Note.

Odyssey Funding, LLC

On June 29, 2020, the Company fully paid and retired the Odyssey Funding, LLC dated December 18, 2019 having principal of $100,000 and accrued interest in the amount of $4,252. This note included a prepayment penalty in the amount of $45,748. The share reserve of 22,084,000 shares was released upon satisfaction of the note and returned to treasury.

Investment – Küdzoo, Inc.

Concerning the Company’s Investment in Küdzoo, Inc. of $105,600, subsequent to March 31, 2020, the current equity round, the entire valuation under which the Company invested was revalued to a valuation of $7,500,000 and the Company was made whole by a proportionate increase in its equity ownership. As of March 31, 2020, the Company’s adjusted ownership percentage was 1.41%.

For a more complete description of convertible notes that the Company has entered into subsequent to March 31, 2020 please see Note 15 to our financial statements– Subsequent Events in Part II of this annual report starting on page F-50, as well as in agreements filed by us as exhibits to or incorporated by reference in this annual report, which disclosure is incorporated by reference into this Item 1.

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

Investments

Pilus Energy, LLC

On December 22, 2016, the Company entered in a membership interest transfer agreement with Open Therapeutics whereby the Company sold 80% of its membership interest in Pilus back to Open Therapeutics for consideration of the termination of 80% of the unexercised portion of the warrants to purchase the Company’s common stock. Open Therapeutics agreed to pay to the Company 20% of the net profit generated Pilus Energy from its previous year’s earnings, if any. As of March 31, 2020, the Company has recognized revenue from this investment.

VistaGen Therapeutics, Inc.

On December 4, 2019, VTGN adjusted the strike price of the Company’s 230,000 February 2022 warrants to $0.50 each. These was neither a gain nor loss on the transaction since there is no value recognized by the Company. At March 31, 2020, these warrants were out of the money by $0.06 per share. Since these 230,000 total warrants are not publicly traded, the Company has not recognized the value of these warrants as they are not liquid. The strike price on these options will revert back to $1.50 at December 4, 2021 for all unexercised options.

On December 11, 2019, the Company purchased 250,000 three-year restricted warrants for VTGN at a cost of $0.15 each (total value of $37,500). These warrants have a strike price of $0.50 each. At March 31, 2020, these shares were $0.06 out of the money but since these warrants are not publicly traded, the Company has not recognized the value of these warrants as they are not liquid.

Küdzoo

On April 8, 2019, the Company invested $20,400 in Küdzoo, Inc., in which the Company had previously invested $37,500. The $20,400 investment was recorded at cost representing a 0.2% of the proportionate interest in the outstanding of the Company after this offering based on a pre-money valuation of $10,200,000.

On December l8, 2019, the Company invested $22,000 in Küdzoo, Inc. The $22,000 investment was recorded at cost representing a 0.2% of the proportionate interest in the outstanding of the Company after this offering based on a pre-money valuation of $10,200,000.

On January 6, 2020 and January 24, 2020, the Company invested a total of $25,700 in Kudzoo, Inc. The $25,700 investment was recorded at cost representing a 0.2%  of the proportionate interest in the outstanding of the Company after this offering based on a pre-money valuation of $10,200,000.

Aegea Biotechnologies Inc.

Pursuant to the amended terms of the Collaboration Agreement (See the description of our Collaboration Agreement under the Business Section, general overview subheading, for a more expansive description of this transaction with Aegea Biotechnologies Inc.), which was entered into for the purpose of developing a Rapid, Multiplexed Novel Coronavirus (COVID-19) Point of Care Test with Superior Sensitivity and Selectivity (the “SARS-Col 2 Test”). Pursuant to the terms of the Collaboration Agreement, we are funding the development of the SARS-Col-2 Test, including through the use of our ELOC with Tangiers and other means as our management and board of directors may approve. As of this report date and subsequent to the balance sheet date, the Company has invested $183,443 in exchange for 45,861 shares of Aegea ($4.00 per share).

All of the Company’s investments are more fully described in the Notes to our financial statements in Note 12- Investments and Note 15 – Subsequent Events as well as in agreements filed by reference as exhibits thereto.

Employees

As of March 31, 2020, we had a total of two persons devoting substantially full-time services to the Company under consultancy arrangements. They are Seth M. Shaw, the Company’s Chief Executive Officer, and Kevin Lacey, the Company Chief Financial Officer.

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

An investment in our common stock involves a number of significant risks, known and unknown, that may prevent us from achieving our goals. If any of these risks actually occur, our business, financial condition or results of operation may be materially adversely affected.

You should carefully consider the following risks and uncertainties in addition to other information in this prospectus (such as the Going Concern note to its financials) in evaluating our Company and our business before purchasing our securities. Our business, operating results and financial condition could be seriously harmed, and the trading price of our common stock could decline and investors could lose all or part of their investment, as a result of the occurrence of any of the following risks. You should invest in our common stock only if you can afford to lose your entire investment.

There could be unidentified risks involved with an investment in our securities.

The following risk factors are not a complete list or explanation of the risks involved with an investment in the securities. Additional risks will likely be experienced that are not presently foreseen by the Company. Prospective investors must not construe the information provided herein as constituting investment, legal, tax or other professional advice. Before making any decision to invest in our securities, you should read this entire prospectus and consult with your own investment, legal, tax and other professional advisors. An investment in our securities is suitable only for investors who can assume the financial risks of an investment in the Company for an indefinite period of time and who can afford to lose their entire investment. The Company makes no representations or warranties of any kind with respect to the likelihood our business will succeed, whether any regulatory agency may enforce the food and drug administration’s ban on consumable CBD/CBG products, including the Company’s products or regarding the value of our securities, any financial returns that may be generated or any tax benefits or consequences that may result from an investment in the Company.

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

Uncertainty Regarding the USDA’s Domestic Hemp Production Program.

The Agricultural Improvement Act of 2018 (2018 Farm Bill), tasked the United States Department of Agriculture (USDA) with developing a protocol to approve plans submitted by States and Indian Tribes for the domestic cultivation of industrial hemp (State Plans). It also establishes a Federal plan for cultivators in States or territories of Indian Tribes that do not have their own USDA-approved State Plan. Accordingly, the USDA has issued its Interim Final Rule to establish the domestic hemp production program and to facilitate the cultivation of hemp, as set forth in the 2018 Farm Bill. As of this date, the New York Department of Agriculture and Markets (NYDAM) has not yet formally submitted a State Plan pursuant to the Interim Final Rule. The NYDAM has stated that it will continue to operate under the industrial hemp pilot program provisions of the 2014 Farm Bill, which will remain in effect until October 31, 2020. The Interim Final Rule has only established protocols for cultivators of industrial hemp and not processors or manufacturers. Given that Company’s products are reliant on industrial hemp processing and manufacturing and not industrial hemp cultivation, it is unclear how the USDA will handle processors with respect to its licensing structure and such uncertainty could disrupt the Company’s business and result in a material adverse effect on its operations.

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

The NYDAM’s Current Position on CBD.

The NYDAM’s has issued updated guidance which prohibits the addition of hemp derived CBD into food and beverages, which are intended for human consumption. However, the NYDAM states that hemp derived CBD is allowed for human consumption in the form of dietary supplements. Because Company’s product is included in food, the NYDAM’s updated guidance may limit Company’s ability to source, manufacture, and sell the product, or limit the consumer’s ability to purchase and use the product, which could severely impact Company’s revenues and profits. Future regulatory changes or enforcement actions by the NYDAM, with respect to CBD, could also have a materially adverse impact on the business, financial condition, results of operations or prospects of the Company.

Uncertainty Regarding the Implementation of New York’s Cannabinoid Hemp Processor and Retailer Licensing Regime.

Recently New York Public Health Law Article 33-B, Regulation of Cannabinoid Hemp and Hemp Extract, was enacted into law. The new regulation which does not become effective until January 1, 2021, will regulate the licensing and oversight of hemp cannabinoid manufacturing, which will include hemp derived CBD and CBG. The new regulations require both cannabinoid hemp retailers and cannabinoid hemp processors to become licensed prior to manufacturing or selling of hemp derived cannabinoid products. The new regulations also allow for the products produced pursuant to the regulatory regime, to be used for human consumption. At this time, it is unclear how the new regulatory regime for cannabinoid hemp processors will impact Company’s manufacturing and retailing partners, and such uncertainty could disrupt the Company’s business and result in a material adverse effect on its operations.

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

The FDA’s Current Position on CBD.

The 2018 Farm Bill removed industrial hemp and hemp derivatives from the definition of marijuana in the United States Federal Controlled Substances Act (21 U.S.C. § 811) (CSA). However, the 2018 Farm Bill specifically preserved the United States Food and Drug Administration’s (FDA) authority over hemp derived consumer products. The FDA has taken the position that it is currently illegal to put into interstate commerce a food to which cannabidiol (CBD) has been added, or to market CBD as, or in, a dietary supplement. The FDA prohibits these uses of CBD because CBD was the subject of substantial clinical investigations into its potential medical uses before it was added to foods (including dietary supplements), and, separately, because CBD is the active ingredient in an FDA-approved prescription drug product which is used to treat rare, severe forms of epilepsy. The FDA had sought public comments regarding issues surrounding CBD and has not issued any guidance, rules, or regulations regarding the use of CBD in foods, drugs, or cosmetics since closing the comment period. Because Company’s product is included in food, FDA rules and regulations limiting Company’s ability to source, manufacture, and sell the product, or limiting the consumer’s ability to purchase and use the products, could severely impact Company’s revenues and profits. Future regulatory changes or enforcement actions by the FDA, with respect to CBD, could also have a materially adverse impact on the business, financial condition, results of operations or prospects of the Company.

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

Potential Federal Legislation Regarding CBD

On January 13, 2020, Representative Collin C. Peterson introduced H.R. 5587, a bill seeking to amend the FD&C Act with respect to the regulation of hemp-derived CBD and substances containing hemp-derived CBD. If enacted into law, H.R. 5587 would consider hemp-derived CBD and substances containing hemp-derived CBD to be dietary supplements under the FD&C Act, resolving ambiguity and providing clear guidance to stakeholders about how to comply with applicable FDA law. However, H.R. 5587 was only recently introduced in the House of Representatives, it is currently in the House Committee on Agriculture, Subcommittee on Biotechnology, Horticulture, and Research, and requires substantial further approvals, including approval of the House of Representatives, the Senate and the President of the United States before being enacted into law, if at all. At this time Company cannot determine what effect these additional governmental regulations, if promulgated, could have on the Company’s business.

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

Cannabis Industry Risks

THIS TIME COMPANY IS NOT ENGAGED IN CANNABIS ACTIVITIES. COMPANY IS CURRENTLY ONLY ENGAGED IN THE SALE AND DEVELOPMENT OF PRODUCTS THAT CONTAIN INDUSTRIAL HEMP DERIVED CANNABINOIDS. HOWEVER, TO THE EXTENT THAT COMPANY MAY DECIDE SUBSEQUENTLY OFFER PRODUCTS THAT CONTAIN CANNABINOIDS DERIVED FROM CANNABIS, THE RELEVANT CANNABIS INDUSTRY RISKS ARE SET FORTH BELOW:

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

Prospective customers may be deterred from doing business with a company with a significant nationwide e-commerce presence because of fears of federal or state enforcement of laws prohibiting possession and sale of medical or adult-use cannabis.

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

As a result of our December 13, 2017 purchase of shares of Vistagen Therapeutics Inc. (NASDAQ: VTGN), and the subsequent investments the Company has made in public and privately held companies in the subsequent period, the investment securities presently held by us exceeds 40% of our total assets, exclusive of cash items and, accordingly, we are currently an inadvertent investment company. As of March 31, 2020, the Company held common stock in one publicly traded company and warrants exercisable for common stock in two publicly traded companies. The Company also has investments recorded at cost in two private companies. An inadvertent investment company can avoid being classified as an investment company if it can rely on one of the exclusions under the 1940 Act. One such exclusion, Rule 3a-2 under the 1940 Act, allows an inadvertent investment company a grace period of one year from the earlier of (a) the date on which an issuer owns securities and/or cash having a value exceeding 50% of the issuer’s total assets on either a consolidated or unconsolidated basis and (b) the date on which an issuer owns or proposes to acquire investment securities having a value exceeding 40% of the value of such issuer’s total assets (exclusive of government securities and cash items) on an unconsolidated basis. We have taken actions to cause the investment securities held by us to be less than 40% of our total assets and will continue to evaluate other feasible actions towards this end, which may include acquiring assets with our cash on hand, consummating a significant merger/acquisition transaction, or liquidating our investment securities. We also may seek a no-action letter from the SEC if we are unable to acquire sufficient non-securities assets or liquidate sufficient investment securities in a timely manner.

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

Since the launch of our Tauri-GumTM product line, the Company has entered into multiple non-exclusive distribution agreements. These agreements are a critical component in the Company’s success in generating sufficient sales related cash flow to fund ongoing operations. These contracts are relationship based and involve a high degree of trust that the distributor will achieve positive results. However, under these agreements, the Company would have no recourse against distributors if sufficient results were not achieved with regard to amount of stock or cash paid to distributors. These distributors could additionally not perform at all under these agreements and even walk away entirely.

The Company has only one manufacturer/supplier of its product in a highly regulated industry.

In 2019, the Company entered into a comprehensive manufacturing agreement with Per Os Bio to bring to market a white label CBD Oil infused chewing gum product line to be sold and marketed under the name Tauri-GumTM and Tauri-GummiesTM. If for some reason, there was a disruption with our supplier or this manufacturer for any reason at all, it could have a dramatic impact on the Company’s ability to continue to generate revenue, or could cost the Company a significant amount of capital and time to re-establish our manufacturing with another manufacturer and/or supplier, and to obtain applicable certifications surrounding our Company products.

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

Our ability to grow successfully requires an effective planning and management process. The expansion and growth of our business could place a significant strain on our management systems, infrastructure and other resources. To manage our growth successfully, we must continue to improve and expand our systems and infrastructure in a timely and efficient manner. Our controls, systems, procedures and resources are currently not adequate to support a changing and growing company. If our management fails to respond effectively to changes and growth in our business, including acquisitions or growth of our line of Tauri-GumTM and Tauri-GummiesTM product lines of business, there could be a material adverse effect on our business, financial condition, results of operations and future prospects.

We may be unable to identify additional operating businesses or assets, and even if we do, we may be unable to finance such an acquisition.

Our strategies ultimately include making significant investments in sales and marketing programs, either directly or through distributors, to achieve revenue growth and margin improvement targets. If we do not achieve the expected benefits from these investments or otherwise fail to execute on our strategic initiatives, we may not achieve the growth improvement we are targeting, and our results of operations may be adversely affected. We may also fail to secure the capital necessary to make these investments, which will hinder our growth.

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

While we have recently been conducting a material amount of e-commerce sales and marketing, and in 2019 had begun our other sales, marketing or distribution operations in connection with the commercialization of our products, we will continue to need to develop and expand our expertise in these areas. To increase internal sales, distribution and marketing expertise and be able to conduct these operations, we would have to invest significant amounts of financial and management resources. In developing these functions ourselves, we could face a number of risks, including:

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

As of our most recent year ended March 31, 2020, we had $5,348 of available cash as well as $101,200 held in trading securities at fair market value. We will need to raise additional funds or liquidate the remainder of our marketable securities to pay outstanding vendor invoices and execute our business plan. Our future cash flows depend on our ability to market and sell our common stock and to enter into licensing arrangements. There can be no assurance that we will have sufficient funds to execute our business plan or complete a strategic transaction, or that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us.

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

The Sarbanes-Oxley Act also requires corporate governance practices of public companies, which can be burdensome to smaller reporting companies. As a smaller reporting company (as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended), we are required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Section 404 requires us to include an internal control report with the Annual Report on Form 10-K. This report must include management’s assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year. This report must also include disclosure of any material weaknesses in internal control over financial reporting that we have identified. Failure to comply, or any adverse results from such evaluation, could result in a loss of investor confidence in our financial reports and have an adverse effect on the trading price of our equity securities. Management believes that our internal controls and procedures are currently not effective to detect the inappropriate application of U.S. GAAP rules. Management realizes there are deficiencies in the design or operation of our internal control that adversely affect our internal controls which management considers to be material weaknesses including those described below:

●	We have insufficient quantity of dedicated resources and experienced personnel involved in reviewing and designing internal controls. As a result, a material misstatement of the interim and annual financial statements could occur and not be prevented or detected on a timely basis.

●	We did not perform an entity level risk assessment to evaluate the implication of relevant risks on financial reporting, including the impact of potential fraud-related risks and the risks related to non-routine transactions, if any, on our internal control over financial reporting. Lack of an entity-level risk assessment constituted an internal control design deficiency which resulted in more than a remote likelihood that a material error would not have been prevented or detected and constituted a material weakness.

●	We lack personnel with formal training to properly analyze and record complex transactions in accordance with U.S. GAAP.

●	We have not achieved the optimal level of segregation of duties relative to key financial reporting functions.

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

Tangiers will pay less than the then-prevailing market price for our common stock.

Our common stock to be issued to Tangiers pursuant to the Investment Agreement, dated January 21, 2020 will be purchased at 88% of the lowest VWAP of the common stock during the pricing period applicable to the Company’s Put Notice (described in under the heading “Investment Agreement” in this prospectus), provided, however, an additional 10% will be added to the discount of each company put if (i) the Company is not DWAC eligible and (ii) an additional 15% will be added to the discount of each Company put if the Company is under DTC “chill” status on the applicable put notice date. “VWAP” means, for any date, the price determined by the daily volume weighted average price of the common stock for such date (or the nearest preceding date) on the Company’s trading market on which the common stock is then listed or quoted for trading. Tangiers has a financial incentive to sell our common stock immediately upon receiving the shares to realize the profit equal to the difference between the discounted price and the market price. If Tangiers sells the shares, the price of our common stock could decrease. If our stock price decreases, Tangiers may have a further incentive to sell the shares of our common stock that it holds. These sales may have a further impact on our stock price and may result in dilution to you and our existing stockholders.

We may not have access to the full amount available under the investment agreement with Tangiers.

Our ability to draw down funds and sell up to a maximum of 76,00,000 shares of our Common Stock under the Investment Agreement with Tangiers requires that the registration statement which we had filed and was declared effective by the Securities and Exchange Commission in March 2020, continue to be effective. The registration statement remains subject to review and comment by the staff of the Securities and Exchange Commission. The effectiveness of these registration statements is a condition precedent to our ability to sell shares of our Common Stock to Tangiers under the Investment Agreement. Even with the effectiveness of our Registration Statement, we may not be able to sell the shares unless certain other conditions are met. Accordingly, because our ability to draw down any amounts under the Investment Agreement is subject to a number of conditions, there is no guarantee that we will be able to draw down any portion or all of the proceeds of $5,000,000 (or such then remaining undrawn amount) under the investment agreement with Tangiers.

Risks related to the 2020 Global Pandemic

In March 2020, the World Health Organization declared a global pandemic related to the virus known as COVID-19. The expected impact on domestic and global commerce have been and are anticipated to continue to be far reaching. To date there have been significant stock market declines and the movement of people and goods worldwide has become severely restricted. Management is actively monitoring the situation and is taking appropriate steps as needed to ensure minimal disruption to the Company’s operations; however, there is a risk the COVID-19 pandemic will continue to disrupt the Company’s operations, including, for example, its sales channels through international retailers who have been impacted by the Covid-19 pandemic, and therefore, the movement of goods and services, as well as its investments in personnel, expansion, marketing and sales generally.

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

See Note 8 to the financial statements for additional discussion regarding the above reference lease agreements.

ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Common Equity

Market Information

The Company’s common stock is traded on the OTC Bulletin Board under the symbol “TAUG” As of June 26, 2020, the Company’s common stock was held by 1,284 shareholders of record which does not include shareholders whose shares are held in street or nominee name.

The following chart is indicative of the fluctuations in the stock prices:

	For the Years Ended March 31,
	2020		2019
	High	Low	High	Low

First Quarter	$0.2150	$0.0645	$0.0600	$0.0300
Second Quarter	$0.0673	$0.0240	$0.0375	$0.0160
Third Quarter	$0.0532	$0.0250	$0.0279	$0.0150
Fourth Quarter	$0.0460	$0.0296	$0.2350	$0.0247

April 1, 2020 to current the stock has a closing trading range of $0.0283 to $0.0640

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

Related Stockholder Matters

On July 26, 2019, the Company’s Board of Directors approved the (i) increase of the authorized common stock of the Company from 100,000,000 shares to 400,000,000 shares; (ii) the filing of both the preliminary and definitive proxy statements; and (iii) approved the record date of July 29, 2019. The Company’s shareholders approved the increase of the authorized shares to 400,000,000 in its Special Meeting on September 10, 2019 and the State of Florida certified the amendment of our Articles of Incorporation effective on September 13, 2019 to reflect this increase.

S-1 Registration Statement and Investment Agreement with Tangiers Global, LLC

On March 5, 2020, the Company filed a Registration Statement on Form S-1 pursuant to the January 21, 2020 Investment Agreement and Registration Rights Agreement entered into Tangiers in order to establish a source of equity funding for our operations. Under the Investment Agreement, Tangiers has agreed to provide us with up to $5,000,000 of funding during the period ending three years from the date of this prospectus. From time to time during the period ending three (3) years after this filing, we may, in our sole discretion, deliver a Put Notice to Tangiers. The Put Notice will specify the number of shares of common stock which we intend to sell to Tangiers on a closing date. The closing of a purchase by Tangiers of the shares specified by us in the Put Notice will occur on the date which is no earlier than five and no later than seven Trading Days following the date Tangiers receives the Put Notice. On the closing date we will sell to Tangiers the shares specified in the Put Notice, and Tangiers will pay us an amount equal to the Purchase Price multiplied by the number of shares specified in the Put Notice. The maximum amount of shares of Common Stock that the Company shall be entitled to Put to Tangiers per any applicable Put Notice shall be an amount of shares up to or equal to two hundred percent (200%) of the average of the daily trading volume (U.S. market only) of the Common Stock for the ten (10) consecutive Trading Days immediately prior to the applicable Put Notice Date (the “Put Amount”) so long as such amount is at least Five Thousand Dollars ($5,000) and does not exceed Three Hundred Fifty Thousand Dollars ($350,000), as calculated by multiplying the Put Amount by the average daily VWAP for the ten (10) consecutive Trading Days immediately prior to the applicable Put Notice Date. During the 36-month term of the Investment Agreement, the Company shall not be entitled to submit a Put Notice until after the previous Closing has been completed. Notwithstanding the foregoing, the Company may not deliver a Put Notice on or earlier of the eighth (8th) Trading Day immediately following the preceding Put Notice Date (the “Waiting Period”), unless a written waiver to deliver Put Notice during the Waiting Period is obtained by the Company from the Investor in advance. The number of shares to be sold by Tangiers in this offering will vary from time-to-time and will depend upon the number of shares purchased from us pursuant to the terms of the Investment Agreement. However, 76,000,000 shares of common stock is the maximum number of shares which we may sell to Tangiers.

Purchase Price means 88% of the lowest VWAP of the Common Stock during the five (5) consecutive Trading Days including and immediately following the applicable to the Put Notice, provided, however, an additional 10% will be added to the discount of each Put if (i) the Company is not DWAC eligible and (ii) an additional 15% will be added to the discount of each Put if the Company is under DTC “chill” status on the applicable Put Notice Date. Principal Market means the NYSE MKT, the Nasdaq Capital Market, the OTC Bulletin Board or the OTC Markets Group, whichever is the principal market on which our common stock is traded. VWAP means a price determined by the daily volume weighted average price of our common stock on the Principal Market as reported by (i) Bloomberg Financial L.P. or (ii) Stock Charts/Quote Media for the ten consecutive Trading Days immediately prior to the date of the delivery of a Put Notice.

The S-1 Registration statement became effective March 16, 2020. As of March 31, 2020, the Company has initiated no put notices to Tangiers and has received no proceeds. Subsequent to March 31, 2020, the Company has sold 5,750,000 shares of Common Stock under the registration statement for total proceeds of $154,418.

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

During the year ended March 31, 2020, the Company issued 2,450,000 shares under our various distribution agreements, as more fully described in Note 1. Common shares issued had a value of $496,261 ($0.08 to $0.2092 per share).

During the year ended March 31, 2020, the Company issued 21,295,495 shares for conversion of debt in the amount of $467,500 as well as accrued interest in the amount of $28,762 ($0.01412 to $0.04725 per share).

During the year ended March 31, 2020, the Company issued 250,000 shares issued to Vice President of Distribution and Marketing.

During the year ended March 31, 2020, the Company issued 7,100,000 shares issued for services rendered

During the year ended March 31, 2020, the Company issued 2,350,000 shares for debt commitments in the amount of $218,460 ($0.039 to $0.19 per share).

During the year ended March 31, 2020, the Company recognized $569,636 in beneficial conversion feature for convertible notes whereby the holder can exercise conversion rights at a discount to the market price.

During the year ended March 31, 2020, the Company issued 5,470,286 shares under stock purchase agreements in consideration for $143,420 ($0.02 to $0.07 per share) to accredited investors that are unrelated third parties.

On March 27, 2020, the Company entered into a stock purchase agreement with an accredited investor to purchase 200,000 restricted shares of Company’s common stock for $5,000 ($0.025 per share.) As of this report date, these shares have not been issued.

Convertible Debt

During the year ended March 31, 2019, the Company entered into five convertible notes with three different unrelated private Companies. These notes had a cumulative face value of $685,000 with proceeds of $580,750. The notes had $4,500 of legal fees deducted and OID of $39,750. These notes carried an interest rate of 8%. These funds were used for operations and the launch of Tauri-GumTM.

During the year ended March 31, 2020, the Company entered into sixteen convertible notes with seven different unrelated investment funds. These notes had a cumulative face value of $1,082,550 with proceeds of $971,100. The notes had $24,900 of legal fees deducted, OID of $86,550. These notes carried interest rates of 2% to 10%. These funds were used for operations and the launch of Tauri-GumTM.

See also the Subsequent Events in Part II of this annual report for issuances of unregistered securities after March 31, 2020, which disclosure is incorporated by reference into this Item 5.

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

COMPARISON OF THE YEAR ENDED MARCH 31, 2020 TO THE YEAR ENDED MARCH 31, 2019

Results of Discontinued Operations

Revenue

For the years ended March 31, 2020 and 2019, the Company had no revenue or gross profit from discontinued operations from our joint venture with Ice + Jam selling a proprietary cupuaçu butter lip balm, sold under the trademark HERMAN®.

Cost of goods sold

The Company had no cost of goods sold from discontinued operations for the years ended March 31, 2020 and 2019.

Total Expenses

For the year ended March 31, 2020, the Company had no expense from discontinued operations compared to the same period of the prior year in the amount of $2,196.

Net loss

For the years ended March 31, 2020 and 2019, the Company had neither a gain nor loss compared to a net loss of $2,196 from discontinued operations, respectively.

Results of Operations

Revenue

For the years ended March 31, 2020 and 2019, the Company had recognized net revenue of $234,389 compare to $57,134, for the same period in the prior year. The Company’s sales came from e-commerce sales, distributors and wholesale clients. For the purposes of sales by sales channel segmentation, distributor sales include sales to customers that were not distributors as of March 31, 2019, however, distributors subsequently entered into distribution agreements with the Company (as described in the Business Overview sections of this annual report).

Sales of by sales channel for the years ended March 31,

	2020	2019
Distributor	$62,441	$54,000
E-commerce	$34,439	794
Wholesale	$137,509	2,340
	$234,389	$57,134

Cost of Goods Sold:

For the years ended March 31, 2020 and 2019, the Company had cost of goods sold in the amount of $197,177 and $37,128, respectively as a result of sales to e-commerce customers, distributors and wholesale clients. For the purposes of cost of goods sold segmentation distributor cost of goods sold includes sales to customers that were not distributors as of March 31, 2019, however subsequently entered into distribution agreements with the Company (as described in the Business Overview sections of this annual report).

Cost of Goods Sold by sales channel for the years ended March 31,

	2020	2019
Distributor	$45,985	$36,000
E-commerce	$35,314	348
Wholesale	$115,877	780
	$197,177	$37,128

Operating Expenses:

Marketing and advertising expense

For the years ended March 31, 2020 and 2019, marketing and advertising expense from continuing operations was $188,129 and $4,200, respectively. The increase of $183,929 was largely due to a fee paid to E&M Ice Cream under a distribution agreement in the amount of $125,000, $13,019 for an e-commerce marketing campaign and product samples of $8,769 due to the Company’s inventory allocation of samples for the new product launch of Tauri-GumTM. For the year ended March 31, 2019, marketing and advertising expense from continuing operations was $4,200 due to the Company’s inventory allocation of samples for the new product launch of Tauri-GumTM

Research and development

For the years ended March 31, 2020 and 2019, research and development expense was $6,923 compared to $13,924 for the same period in the prior fiscal year. The current year decreased expense was due to the Tauri-GumTM decreased spending in trademark fees in the current year offset by product design costs in the current period.

General and Administrative Expense

For the years ended March 31, 2020 and 2019, general and administrative expenses were $1,880,256 compared to $1,083,980 for the same period in prior fiscal year. This increase $796,276 was primarily attributable to increased stock based compensation in the amount of $272,931, larger consulting fees of $148,599, greater legal fees of $93,568, bad debt expense of $64,146, conference fees of $52,133, proxy expense of $30,000 associated the litigation with Cowan, Gunteski & Co., P.A., et al. in the prior fiscal year in the amount of $317,882 as well as $401,530 less stock-based compensation in the current year.

Depreciation and amortization

For the years ended March 31, 2020 and 2019, depreciation and amortization expense was $915 compared to $964 during the prior fiscal year. Depreciation expense decrease of $49 was due to the disposal of computer equipment offset by additional depreciation expense on similar replacement equipment.

Net Income (Loss)

The Company generated a net loss from continuing operations of $3,033,290 for the year ended March 31, 2020 compared to $1,095,243 during the prior fiscal year. The increased loss in the amount of $1,938,047 was largely due to increased General and Administrative expense of $796,276, increased interest expense of $621,641, an unrealized loss on trading securities of $219,200 compared to a gain of $223,349 in the prior year and $183,929 increase in marketing and advertising expense.

Liquidity and Capital Resources

At March 31, 2020, we had cash of $5,348 and $101,200 of trading securities compared to the prior fiscal year of $385,943 of cash and $350,400 of marketable securities. We have historically met our cash needs through a combination of proceeds from private placements of our securities, loans and convertible notes. Our cash requirements are generally for selling, general and administrative activities. We believe that our cash balance is not sufficient to finance our cash requirements for expected operational activities, capital improvements, and partial repayment of debt through the next 12 months.

For operating activities, we used cash of $1,510,562 for the year ended March 31, 2020 compared to $328,585 during the prior fiscal year. The principal elements of cash flow from operations for the year ended March 31, 2020 were $569,636 common stock issued and issuable for services (including stock based compensation), $687,486 amortization of debt discount, $219,200 of unrealized gain on trading securities offset by an increase in inventory of $117,839, increased accounts receivable of $106,726 and a gain on extinguishment of debt in the amount of $113,468. The principal elements of cash flow from operations for the year ended March 31, 2019 were $296,705 common stock issued and issuable for services (including stock based compensation), $583,471 of gross proceeds from the sale of trading securities offset by $223,349 of unrealized gain on trading securities.

Cash used in investing activities during the year ended March 31, 2020 was $58,053 compared to $68,713 from investing activities in the prior fiscal year. In the fiscal year ended March 31, 2020, the Company invested $37,500 in warrants of VTGN as well as $68,100 in Küdzoo Inc. offset by a loan from Chief Executive Officer, Seth Shaw in the amount of $50,159. In the fiscal year ended March 31, 2019, the Company invested $72,500 in private companies, purchased property and equipment in the amount of $12,390 offset by proceeds from the sale of digital currency in the amount of $16,177.

Cash provided by financing activities was $1,188,020 for the year ended March 31, 2020 compared to $770,950 during the prior fiscal year. During the year ended March 31, 2020 the Company received $971,100 in proceeds from notes payable and $244,420 proceeds from the sale of common stock. The Company used $27,500 to repay principal on notes payable. During the year ended March 31, 2019 the Company received $580,750 in proceeds from notes payable and $331,200 proceeds from the sale of common stock. The Company used $141,000 to repay principal on notes payable.

As of March 31, 2020, current liabilities exceeded our current assets by $334,832 compared to current assets exceeding our current liabilities by $490,436 at March 31, 2020. As of March 31, 2020, current assets were $607,894 compared to $947,816 at March 31, 2019. The decrease was primarily attributable to the reduction in cash of $380,943, decrease in the carrying value of trading securities of $249,200 offset by an increase in Other Investments of $105,600 and increased inventory of $117,839. Current liabilities were $942,726 at March 31, 2020 compared to $457,380 at March 31, 2019. The increase in current liability was mainly due to an increase in notes payable, net of discounts in the amount of $371,259 and an increase in accrued expense (including accounts payable) of $88,071.

Going Concern

During the fourth quarter of the year ended March 31, 2019, the Company began sales and marketing efforts for its Mint flavored Tauri-GumTM product. During the three months ended March 31, 2019, the Company recognized sales of $57,134 and a gross profit of $20,006, which has continued during the year ended March 31, 2020 where the Company recognized revenue of $234,389 and a gross profit of $37,212. During the year ended March 31, 2020, the Company has entered into multiple distribution agreements, is approved and provisioned to sell to many large retailers and ecommerce platforms. The Company has engaged an independent contractor to act as Vice President of Distribution and Marketing. At March 31, 2020, the Company had a working capital deficit of $334,832, resultant largely from convertible notes payable and a liability to issue common stock. Although the Company expects that the deficit will be remedied by repayment in cash or the conversion of notes into common stock shares as well as the issuance of shares for which the Company is obligated, it still believes that there is uncertainty with respect to continuing as a going concern.

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

The Company, in the short term, intends to continue funding its operations either through cash-on-hand or through financing alternatives. Management’s plans with respect to this include raising capital through equity markets as well as through its equity line with Tangiers to fund future operations as well as the possible sale of its remaining marketable securities which had a market value of $101,200 at March 31, 2020. In the event the Company cannot raise additional capital to fund and/or expand operations or fails to raise adequate capital and generate adequate sales revenue, or if the regulatory landscape were to become more difficult or result in regulatory enforcement, it could result in the Company having to curtail or cease operations.

Additionally even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues in the short term, there can be no assurances that the revenues will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations to achieve profitability thereby eliminating its reliance on alternative sources of funding. Although management believes that the Company is in a stronger position than it has been in in several years, there is still no guarantee that profitable operations with sufficient cashflow to sustain operations can or will be achieved without the need of alternative financing, which is limited. These matters still raise significant doubt about the Company’s ability to continue as a going concern as determined by management. The Company believes that there is uncertainty with respect to continuing as a going concern until the operating business can achieve sufficient sales to maintain profitable operations and sustain cash flow to operate the Company for a period of twelve months. In the event the Company does need to raise additional capital to fund operations or engage in a transaction, failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations. Even if the Company does raise sufficient capital to support its operating expenses, acquire new license agreements or ownership interests in life science companies and generate adequate revenues, or the agreements entered into recently are successful, there can be no assurances that the revenues will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern as determined by management. However, the accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

In an effort to support the Company’s future capital needs, on January 21, 2020, the Company entered into a $5,000,000 equity line financing agreement with Tangiers, as well as a registration right agreement related thereto. The financing term is over a maximum period of 36 months. Pursuant to the Registration Rights Agreement, a maximum of 76,000,000 shares of our Common Stock that we may sell to Tangiers from time to time was registered by us on Form S-1 with the Securities and Exchange Commission under the Securities Act of 1933, as amended, for this financing. As a result of the Company’s Collaboration Agreement with Aegea, whereby seventy percent (70%) of the Net Proceeds from the sale of the initial 10,000,000 shares of stock of Tauriga using the ELOC will be transferred to and invested in Aegea for the purchase of common stock of Aegea, and twenty percent (20%) of all subsequent Net Proceeds, this arrangement will provide less capital to ongoing operations. (See earlier in this Note for a more complete description under Investment Agreement and Registration Rights Agreement).

In March 2020, the World Health Organization declared a global pandemic related to the virus known as COVID-19. The expected impact on domestic and global commerce have been and are anticipated to continue to be far reaching. To date there have been significant stock market declines and the movement of people and goods worldwide has become severely restricted. Management is actively monitoring the situation and is taking appropriate steps as needed to ensure minimal disruption to the Company’s operations. There is a risk the COVID-19 pandemic will disrupt the Company’s operations and the movement of goods and services, as well as its investments in personnel, expansion, marketing and sales generally.

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

Off-Balance Sheet Arrangements

As of March 31, 2019, the Company had one off-balance sheet arrangement as defined in Item 303(a)(4) of Regulation S-K. During the year ended March 31, 2020, the note holder converted the full principal of $55,000 as well as $2,364 of accrued interest for 2,239,422 common shares ($0.025 per share).

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

As of March 31, 2020, the Tauriga BDC has not installed any of these machines in any locations, and no revenue has been generated through the Blink contract.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Tauriga Sciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Tauriga Sciences, Inc. (the “Company”) as of March 31, 2020, the related statement of operations, stockholders’ equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2020, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BF Borgers CPA PC
BF Borgers CPA PC

We have served as the Company’s auditor since 2019
Lakewood, CO
June 29, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of Tauriga Sciences, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Tauriga Sciences, Inc. and Subsidiaries (the “Company”) as of March 31, 2019, the related consolidated statement of operations, changes in stockholders’ equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2019, and the results of its consolidated operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ KBL, LLP

We have served as the Company’s auditor from 2015 to 2019.

KBL, LLP
New York, NY
June 27, 2019

TAURIGA SCIENCES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(IN US$)

	March 31, 2020	March 31, 2019
ASSETS
Current assets:
Cash	$5,348	$385,943
Assets from discontinued operations	-	581
Accounts receivable, net allowance for doubtful accounts	42,580	-
Investment - trading securities	101,200	350,400
Investment - other	178,100	72,500
Inventory asset	128,711	10,872
Prepaid expenses and other current assets	151,955	127,520
Total current assets	607,894	947,816

Lease right of use asset	22,090	-
Property and equipment, net	13,478	13,010

Total assets	$643,462	$960,826

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Notes payable, net of discounts	$585,134	$213,875
Accounts payable	76,055	34,703
Accrued interest	39,384	30,780
Accrued expenses	46,719	-
Loan Payable to office	50,159	-
Liabilities from discontinued operations	-	5,522
Liability for common stock to be issued	131,000	172,500
Lease liability - current portion	13,891	-
Deferred revenue	384	-
Total current liabilities	942,726	457,380

Lease liability - net of current portion	8,933	-

Total liabilities	951,659	457,380

Stockholders’ equity (deficit):
Common stock, par value $0.00001; 400,000,000 shares authorized, 107,039,107 and 68,123,326 outstanding at March 31, 2020 and 2019, respectively	1,070	681
Additional paid-in capital	58,213,365	55,991,704
Accumulated deficit	(58,522,632)	(55,488,939)
Accumulated other comprehensive income	-	-
Total stockholders’ equity (deficit)	(308,197)	503,446

Total liabilities and stockholders’ equity (deficit)	$643,462	$960,826

The accompanying notes are an integral part of the consolidated financial statements.

TAURIGA SCIENCES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN US$)

	For the Year Ended
	March 31,
	2020	2019

Revenues	$234,389	$57,134
Cost of goods sold	197,177	37,128

Gross profit	37,212	20,006

Operating expenses
Marketing and advertising	188,129	4,200
Research and development	6,923	13,924
General and administrative	1,880,256	1,083,980
Depreciation and amortization expense	914	964
Total operating expenses	2,076,222	1,103,068

Loss from operations	(2,039,010)	(1,083,062)

Other income (expense)
Interest expense	(902,228)	(280,587)
Unrealized gain (loss) on trading securities	(219,200)	223,349
Loss on conversion of debt	-	(27,975)
Loss on asset disposal	(1,230)	(907)
Gain on the extinguishment of debt	113,466	-
Gain on disposal of discontinued operations	4,941	-
Legal settlement expense	-	(20,004)
Unrealized loss on digital currency	-	(3,143)
Loss on sale of commodities	-	(2,737)
Gain (loss) on sale of trading securities	10,000	99,823
Foreign exchange	(29)	-
Total other income (expense)	(994,280)	(12,181)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES AND LOSS FROM DISCONTINUED OPERATIONS	(3,033,290)	(1,095,243)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	-	(2,196)

Net income (loss)	(3,033,290)	(1,097,439)

Net income (loss) attributable to non-controlling interest	-	-
Net income (loss) attributable to controlling interest	(3,033,290)	(1,097,439)

Net income (loss) attributable to common shareholders	$(3,033,290)	$(1,097,439)
Income (loss) per share - basic and diluted - Continuing operations	$(0.037)	$(0.020)
Income (loss) per share - basic and diluted - Discontinuing operations	$-	$(0.000)
Weighted average number of shares outstanding - basic	80,949,849	55,767,119

Income (loss) per share - fully diluted	$(0.037)	$(0.020)
Weighted average number of shares outstanding - fully diluted	80,949,849	55,767,119

TAURIGA SCIENCES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED MARCH 31, 2020 AND 2019

					Accumulated
			Additional		other		Total
	Number of		paid-in	Accumulated	comprehensive	Non-Controlling	stockholders’
	shares	Amount	capital	deficit	income (loss)	Interest	deficit
Balance at April 1, 2018	52,264,476	523	54,680,382	(54,391,500)	8,042	(2,196)	295,251

Issuance of shares via private placement at $0.02 to $0.06 per share	5,686,667	56	301,144	-	-	-	301,200
Issuances of commitment shares - debt financing at $0.042 per share	500,000	5	20,995	-	-	-	21,000
Shares issued for note conversion at $0.0245 to $0.0452 per share	5,946,516	60	200,658	-	-	-	200,718
Stock-based compensation vesting	-	-	296,705	-	-	-	296,705
Stock issued for services at $0.0269 to $0.42	3,130,000	31	(31)	-	-	-	-
Shares issued for settlement of contingent liability	500,000	5	74,995	-	-	-	75,000
Shares issued for settlement of debt	95,667	1	20,003	-	-	-	20,004
Reclassification of other comprehensive income to additional paid in capital	-	-	8,042	-	(8,042)	-	-
Recognition of beneficial conversion feature of convertible notes	-	-	388,811	-	-	-	388,811
Non-controlling interest	-	-	-	-	-	2,196	2,196
Net loss for the year ended March 31, 2019	-	-	-	(1,097,439)	-		(1,097,439)

Balance at March 31, 2019	68,123,326	$681	$55,991,704	$(55,488,939)	$-	$-	$503,446

Issuance of shares via private placement at $0.02 to $0.07 per share	5,470,286	54	143,366	-	-	-	143,420
Issuances of commitment shares - debt financing at $0.039 to $0.19 per share	2,350,000	25	218,435	-	-	-	218,460
Shares issued for note conversion at $0.01412 to $0.04725 per share	21,295,495	212	496,050	-	-	-	496,262
Stock-based compensation vesting	-	-	569,636	-	-	-	569,636
Stock issued for services at $0.0174 to $0.2092	7,350,000	73	(73)	-	-	-	-
Issuance of shares for distribution agreements at $0.08 to $0.2092	2,450,000	25	(25)	-	-	-	-
Recognition of beneficial conversion feature of convertible notes	-	-	794,272	-	-	-	794,272
Cumulative effect of adoption of Lease standard ASC 842	-	-	-	(403)	-	-	(403)
Net loss for the year ended March 31, 2020	-	-	-	(3,033,290)	-		(3,033,290)

Balance at March 31, 2020	107,039,107	$1,070	$58,213,365	$(58,522,632)	$-	$-	$(308,197)

TAURIGA SCIENCES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN US$)

	For the Year Ended
	March 31,
	2020	2019

Cash flows from operating activities
Net loss attributable to controlling interest	$(3,033,290)	$(1,097,439)
Adjustments to reconcile net loss to cash used in operating activities:
Non-controlling interest	-	2,196
Amortization of original issue discount	67,044	13,543
Bad debt Expense	64,146	-
Loss on sale of commodities	-	2,737
Non-cash lease operating lease expense	331	-
Unrealized loss on digital currency	-	3,142
Depreciation and amortization	914	964
Loss on disposal of fixed assets	1,230	907
Non-cash interest	75,960	163,500
Gain (loss) on settlement	-	20,004
Loss (gain) on extinguishment of debt	(113,468)	27,975
Amortization of debt discount	687,486	58,571
Common stock issued and issuable for services (including stock-based compensation)	569,636	296,705
Gain on disposal of discontinued operation	(4,941)	-
Legal fees deducted from proceeds of notes payable	24,900	4,500
(Gain) loss on sale of trading securities	(10,000)	(99,823)
Unrealized loss (gain) on trading securities	219,200	(223,349)
(Increase) decrease in assets
Prepaid expenses	(24,435)	(86,800)
Inventory	(117,839)	(10,872)
Proceeds of trading securities, net	40,000	583,471
Accounts receivable	(106,726)	-
Increase (decrease) in liabilities
Accounts payable	41,352	10,360
Deferred revenue	384	-
Accrued expenses	46,720	-
Accrued interest	60,834	1,123
Cash used in operating activities	(1,510,562)	(328,585)

Cash flows from investing activities
Investment in VTGN warrants	(37,500)	-
Proceeds (purchase) of digital currency, net	-	16,177
Loan from Officer	50,159
Investment - other	(68,100)	(72,500)
Purchase of property and equipment	(2,612)	(12,390)
Cash used in investing activities	(58,053)	(68,713)

Cash flows from financing activities
Repayment of principal on notes payable to individuals and companies	(27,500)	(141,000)
Proceeds from the sale of common stock (including to be issued)	244,420	331,200
Proceeds from convertible notes	971,100	580,750
Cash provided by financing activities	1,188,020	770,950
Net decrease in cash	(380,595)	373,652

Cash, beginning of year	385,943	12,291
Cash, end of year	$5,348	$385,943

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Interest Paid	$10,904	$43,819
Taxes Paid	$-	$-

NON CASH ITEMS
Recognition of lease liability and right of use asset at inception	$12,066	$-
Recognition of lease liability and right of use asset lease modification	$23,177	$-
Conversion of notes payable and accrued interest for common stock	$496,262	$200,718
Original issue discount on notes payable and debentures	$10,000	$-
Recognition of debt discount	$794,272	$388,811
Reclassification of other comprehensive income to additional paid in capital	$-	$8,042

The accompanying notes are an integral part of the consolidated financial statements.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2020 AND 2019

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

On March 18, 2020, the Company filed a Provisional U.S. Patent Application covering its Pharmaceutical grade version of Tauri-Gum™. This patent application, filed with the United States Patent & Trademark Office (“U.S.P.T.O.”), is titled: “MEDICATED CBD COMPOSITIONS, METHODS OF MANUFACTURING, AND METHODS OF TREATMENT.” The Company’s proposed Pharmaceutical grade version of Tauri-Gum™ is being developed for nausea regulation, intended specifically to target patients subjected to ongoing chemotherapy treatment(s) (the “Indication”). The delivery system for this Pharmaceutical product is an improved version of the existing “Tauri-Gum™” chewing gum formulation based on continued research and development.

Tauriga Sciences Limited

On June 10, 2019, the Company formed a wholly owned subsidiary, Tauriga Sciences Limited, with the registrar of Companies for Northern Ireland. Tauriga Sciences Limited is a private limited Company. The entity was established in conjunction with e-commerce merchant services. In conjunction to this new entity the Company entered into a two-year lease commencing on June 11, 2019 and expiring on June 30, 2021. The office is located at Regus World Trade Centre Muelle de Barcelona, edif. Sur, 2a Planta Barcelona Cataluña 08039 Spain.

Collaboration Agreement with Aegea Biotechnologies Inc.

On April 3, 2020, Tauriga Sciences, Inc. entered into a collaboration agreement (“Collaboration Agreement”) with Aegea Biotechnologies Inc. (“Aegea”), for the purpose of developing a Rapid, Multiplexed Novel Coronavirus (COVID-19) Point of Care Test with Superior Sensitivity and Selectivity (the “SARS-Col 2 Test”). The parties believe that the benefits of the SARS-CoV-2 Test are as follows: a Rapid SARS-CoV-2 test with the sensitivity and specificity to eliminate false negatives and false positives, and with the ability to detect and measure viral shed, even in patients who are asymptomatic. This SARS-CoV-2 test would use Aegea’s patented technologies, to take coronavirus testing to the next level by differentiating different strains of SARS-CoV-2. The test, if successful, would be adaptable to additional SARS-CoV-2 strain types as necessary and as the virus mutates. It also has the possibility to be rapidly be customized to provide similarly sensitive and specific assays for other viruses. The Company has committed to raise funding for the purposes set forth in under the Collaboration Agreement from its $5,000,000 Equity Line of Credit (“ELOC”) beginning on March 16, 2020. Seventy percent (70%) of the net proceeds from the sale of the initial 10,000,000 shares of stock of Tauriga under the ELOC will be invested in Aegea for the development of the Covid Test and used to purchase shares of common stock of Aegea, at a purchase price of $4.00 per share.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2020 AND 2019

(US$)

NOTE 1 – BASIS OF OPERATIONS (CONTINUED)

Collaboration Agreement with Aegea Biotechnologies Inc. (Continued)

Pursuant to the terms of the Collaboration Agreement, following the initial sale of 10,000,000 shares of our common stock under the ELOC, twenty percent (20%) of all subsequent net proceeds from the sale of shares under the ELOC shall be used to purchase additional shares of common stock of Aegea at a purchase price of $4.00 per share. The $4.00 stock price corresponds to a current pre-money valuation of Aegea of $25,000,000 for each tranche of cash, up to the first $2,000,000 of our investment in Aegea. The valuation will be reassessed and reset by the parties after the first $2,000,000 of Tauriga’s investment is received by Aegea. In addition, as part of our agreement with Aegea, On May 26, 2020, Tauriga also issued to Aegea 5,000,000 unregistered common shares of Tauriga common stock. The Collaboration Agreement commenced upon signing and will continue indefinitely, unless amended or terminated by mutual written agreement of the parties.

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

To begin this process, during the quarter ended December 31, 2018, the Company began discussions with a Maryland based chewing gum manufacturer - Per Os Biosciences LLC (“Per Os Bio”), which consummated in a manufacturing agreement in late December 2018 to launch and bring to market a white label line of CBD infused chewing gum under the brand name Tauri-GumTM. In October 2019, we also filed trademark applications for the above-referenced marks in each of the European Union and Canada. On February 18, 2020, the Company received a notice of allowance from the European Union Intellectual Property Office granting the Company its trademark registration for Tauri-Gum™ (E.U. Trademark # 018138334).

Under the terms of the agreement, Per Os Bio produces Tauri-GumTM based on the following criteria:

A.	By composition, the CBD Gum will contain 10 mg of CBD Isolate;
B.	The initial production run will be mint flavor;
C.	This proprietary CBD Gum will be manufactured under U.S. Patent # 9,744,128 (“Method for manufacturing medicated chewing gum without cooling”);
D.	Each Production Batch, including the initial production run, is estimated to yield 70,000 gum tablets or 8,700 Units (each Unit contains 8 gum tablets);
E.	Integrated Quality Control Procedures: Each production batch will be tested by a 3rd Party for CBD label content, THC content (0%), and clear for microbiology;
F.	The packaging, for retail marketplace, will consist of 8 count (gum tablet count) blister card labeled (the “Pack(s)”) with Lot # as well as Expiration Date.;
G.	Outer sleeve in the Company’s artwork and graphic design(s) and label copy; and
H.	Shipping System: Bulk packed 266 Packs per master case (“Palletized”).

Under terms of the agreement with Per Os Bio:

A.	Each product order will consist of 8,700 Packs (unless otherwise agreed upon by both parties);
B.	½ of initial production invoice due within 3 days of execution of Manufacturing Agreement;
C.	Provide graphic design artwork, logo, and label design to Per Os Bio;
D.	To implement Kosher Certification Process;
E.	Procure appropriate Product & Liability insurance policy; and
F.	Acquire legal opinion with respect to the confirmation of the legality to sell this CBD Gum on the Federal Statute Level.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2020 AND 2019

(US$)

COMPANY PRODUCTS

TAURI-GUMTM (Continued)

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

TAURI-GUMMIES™

On November 25, 2019, the Company announced that it has finalized the formulation for its Vegan 25 mg CBD (Isolate) Infused Gummies product to be branded Tauri-Gummies™ for which a trademark was filed in Switzerland and the European Union. This product contains no gelatin in the formulation, as the Company has utilized plant-based alternatives in completion of this product. Each bottle contains 4 flavors – cherry, orange, lemon and lime.

Each gummy package contains 24 gummies in a jar, 6 of each flavor, containing 25mg of CBD isolate per individual gummy, or 600 mg of CBD isolate per jar. These Gum Drops have been manufactured in the “Nostalgic” 1950s confectionary style and are both plant-based (Vegan Formulated) and Kosher Certified. The Company commenced sales of Tauri-Gummies™ in January 2020.

CANNABIGEROL “CBG” ISOLATE INFUSED VERSION OF TAURI-GUM™

On December 30, 2019, the Company announced it had commenced development of a Cannabigerol (“CBG”) Isolate Infused version of its Tauri-Gum™ brand. This initial production run had been completed in its Peach-Lemon flavor (and each piece of Chewing Gum contains 10mg CBG isolate). This initial production run yielded roughly 8,300 blister packs. The product is Kosher Certified, Vegan Formulated, Lab Tested, NON-GMO, Allergen Free, Gluten Free, containing no THC, and 100% Made in the USA. MSRP has been established at $19.99 per Blister Pack.

The Company has commenced production of its second version of CBG Infused Tauri-Gum - Black Currant Flavor (each piece of Chewing Gum contains 15mg of CBG isolate). The Company’s Black Currant Flavor - CBG Infused Tauri-Gum™, will be: Kosher Certified, Vegan, Lab-Tested, NON-GMO, Allergen Free, Gluten Free, 15mg CBG/Piece of Chewing Gum, 100% Made in the USA. MSRP will be $22.99 per Blister Pack.

DISTRIBUTION OF THE COMPANY’S PRODUCTS

E&M Distribution Agreement

On April 1, 2019, the Company entered into a distribution agreement with E&M Ice Cream Company (“E&M”) to establish Tauri-GumTM in the greater New York City marketplace (the “E&M Distribution Agreement”), with substantial levels of both financial resources and marketing support. The Company had both received payment for and delivered the product for its previously announced $54,000 Tauri-GumTM purchase order during March 2019, and re-orders in the first quarter of fiscal 2020. The Company has agreed to issue a one-time issuance of 1,000,000 restricted shares of the Company’s common stock, and to tender a one-time cash payment of $125,000 to E&M. This $125,000 cash component was paid in full to E&M on April 1, 2019, and the value of the shares is reflected in stock-based compensation based on the grant date of April 1, 2019. These shares were issued on December 26, 2019.

Under the terms of the E&M Distribution Agreement, the Company issued restricted shares of common stock to E&M for their support services.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2020 AND 2019

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

In connection with the SKL Agreement, the Company had agreed to issue a one-time issuance of an aggregate of 1,000,000 restricted common shares the Company’s stock, which are subject to the customary resale and transfer restrictions imposed under the rules and regulations of the Securities and Exchange Commission. The restricted equity issuance to SKL was issued in accordance with the following schedule: (i) to Mr. Mahesh Lekkala, 500,000 restricted shares the Company’s common stock within ten (10) business days of April 30, 2019; and (ii) to SKL, 500,000, which were permitted to be immediately allocated by SKL to persons within its organization and, as such, (a) 250,000 of such shares shall be issued to SKL within ten (10) business days of April 30, 2019, and the additional issuance of (b) 250,000 of such shares shall be issued to SKL within ten (10) business days of August 1, 2019, which shares were issued on August 1, 2019. Other than the payment terms for Tauri-GumTM product purchased and distributed under the terms of the Agreement, there is no additional cash payment currently due or owing by the Company thereunder. The value of the shares is reflected as stock-based compensation with a grant date of April 30, 2019. All but 250,000 shares are expensed on this date, with those 250,000 shares valued over the term of the one-year agreement. This agreement expired on April 30, 2020.

On May 11, 2019, the Company also entered into a consulting agreement pursuant to the terms of the SKL agreement, whereby Ms. Neelima Lekkala was appointed Vice President of Distribution & Marketing. This agreement had a one-year term and expired on May 11, 2020. Ms. Lekkala focused her efforts on the expansion of Tauri-GumTM in terms of gross sales and revenue growth through the acquisition of new customers, establishment of professional marketing materials & protocols, logistics improvement(s) and fulfillment services. Ms. Lekkala was not an executive officer of the Company and, therefore, was not deemed to be an affiliate of the Company. Ms. Lekkala’s compensation included restricted shares of the Company’s common stock, which were fully earned and vested upon the execution of her consulting agreement. Additionally, Ms. Lekkala was entitled to receive a 30% commission on total gross sales through the sale of the Tauri-GumTM product line, which the Company was permitted to pay in either stock or cash at the election of Ms. Lekkala. As of March 31, 2020, Ms. Lekkala earned commission in the amount of $1,023.

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

These arrangements are more fully described in our periodic and current reports that we have filed with the Securities and Exchange Commission and included in these agreements filed by reference as exhibits thereto.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2020 AND 2019

(US$)

NOTE 1 – BASIS OF OPERATIONS (CONTINUED)

DISTRIBUTION OF THE COMPANY’S PRODUCTS (CONTINUED)

In connection with the issuances of any restricted securities by the Company regarding the above-described distribution agreements or other agreements described in this annual report, please see Part II, Item 5, Unregistered Sales of Equity Securities for additional information.

Resale Agreement with OG LABORATORIES, LLC

On January 21, 2020, the Company entered into a joint venture agreement with OG LABORATORIES, LLC (“OG”). Under this agreement the Company will act as a wholesaler of OG’s product labeled under OG’s name. We are currently wholesaling two of OG’s products: “Omega-3 Heart Wellness+CBD” and “Collagen Skin Wellness+CBD”. Both of these products will be offered on the Company’s website. The Company will be compensated for sales generated through its efforts according the following formula: the Company shall receive, no later than 30 days after collection, the following percentage of the total order amount for third-party customers who purchase OG products that Tauriga originated or derived: for aggregate purchases greater than one hundred thousand dollars ($100,000.00), Tauriga shall receive commission of three and a half percent (3.5%), and for aggregate purchases of one hundred thousand dollars ($100,000.00) or less, Tauriga shall receive commission of five percent (5%). . Tauriga shall receive the above-referenced commission on such sales as long as the sale is made while the contract is in force or within six (6) months after the contract’s termination. The OG agreement may be terminated by either party with thirty days of prior written notice to the other party. The Company made an initial purchase of OG inventory of $3,050 for e-commerce fulfillment.

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

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2020 AND 2019

(US$)

NOTE 1 – BASIS OF OPERATIONS (CONTINUED)

Food and Drug Administration

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

Certified by Wal-Mart, Inc. to become a Domestic Supplier

On December 23, 2019, the Company announced that is has been certified by Wal-Mart, Inc. (“Walmart”) to become a Domestic Supplier. This certification from Walmart was obtained by the Company on December 19, 2019. On May 26, 2020, we also announced that our Walmart Marketplace Seller Application had been officially approved. In joining Walmart Marketplace, the Company has the opportunity to expand the presence of its products and product lines, with access to over a hundred million monthly customers. The Company is also approved to both list products on Walmart.com and sell directly to Walmart buyers.

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

Investment Agreement and Registration Rights Agreement

On January 21, 2020, the Company entered into a $5,000,000 equity line financing agreement (“Investment Agreement”) with Tangiers Global, LLC (“Tangiers”), as well as a registration right agreement related thereto (“Registration Rights Agreement”). The term of the financing is over a period of 36 months. Pursuant to the Registration Rights Agreement, a maximum of 76,000,000 shares of our Common Stock may be sold to Tangiers from time to time , which have been registered on our Form S-1 Registration Statement, which was declared effective by the Securities and Exchange Commission on March 16, 2020.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2020 AND 2019

(US$)

NOTE 1 – BASIS OF OPERATIONS (CONTINUED)

Investment Agreement and Registration Rights Agreement (Continued)

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

The closing of a purchase by Tangiers of the shares specified by us in the Put Notice will occur on the date which is no earlier than five and no later than seven trading days following the date Tangiers receives the Put Notice. On a closing date we will sell to Tangiers the shares of our common stock specified in the Put Notice, and Tangiers will pay us an amount equal to the Purchase Price multiplied by the number of shares specified in the Put Notice. As of March 31, 2020, the Company has exercised no put options under this agreement; however, subsequent to the end of our fiscal year, we have issued 5,750,000 shares of Common Stock in exchange for an aggregate of $154,418 as of the date of filing of this annual report.

HISTORICAL BUSINESS ITEMS

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

FOR THE YEARS ENDED MARCH 31, 2020 AND 2019

(US$)

HISTORICAL BUSINESS ITEMS

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

On June 29, 2018, the Company purchased four BLINK Level – 2 - 40” pedestal chargers for permanent placement in a retail location or locations whereby the Company will pay a variable annual fee based on 7% of total revenue per charging unit. The rest of the proceeds will be split 80/20 between the Company and the host location owner or its assignee. The host location owner will pay for the cost of providing power to these unit as well as installation costs. As of March 31, 2020, we have not installed any of these machines in any locations, and no revenue has been generated through the Blink contract. Management has not made any decision regarding placement of these units at this time. The Company has not decided to abandon this business line, and therefore, we have not reclassified these assets as held for sale.

Going Concern

During the fourth quarter of the year ended March 31, 2019, the Company began sales and marketing efforts for its Mint flavored Tauri-GumTM product. During the three months ended March 31, 2019, the Company recognized sales of $57,134 and a gross profit of $20,006, which has continued during the year ended March 31, 2020 where the Company recognized revenue of $234,389 and a gross profit of $37,212. During the year ended March 31, 2020, the Company has entered into multiple distribution agreements, is approved and provisioned to sell to many large retailers and ecommerce platforms. The Company has engaged an independent contractor to act as Vice President of Distribution and Marketing. At March 31, 2020, the Company had a working capital deficit of $334,832, resultant largely from convertible notes payable and a liability to issue common stock. Although the Company expects that the deficit will be remedied by repayment in cash or the conversion of notes into common stock shares as well as the issuance of shares for which the Company is obligated, it still believes that there is uncertainty with respect to continuing as a going concern.

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

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2020 AND 2019

(US$)

NOTE 1 – BASIS OF OPERATIONS (CONTINUED)

(Continued)

The Company remains confident that this embargo on CBD Edible(s) products will be lifted and/or clarified in the future. In the interim, as a result of this embargo, the Company has taken the necessary steps to ensure that their marketing efforts are focused on areas outside of New York City, while maintaining its physical presence in New York City.

The Company, in the short term, intends to continue funding its operations either through cash-on-hand or through financing alternatives. Management’s plans with respect to this include raising capital through equity markets as well as through its equity line with Tangiers to fund future operations as well as the possible sale of its remaining marketable securities which had a market value of $101,200 at March 31, 2020. In the event the Company cannot raise additional capital to fund and/or expand operations or fails to raise adequate capital and generate adequate sales revenue, or if the regulatory landscape were to become more difficult or result in regulatory enforcement, it could result in the Company having to curtail or cease operations.

Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues in the short term, there can be no assurances that the revenues will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations to achieve profitability thereby eliminating its reliance on alternative sources of funding. Although management believes that the Company is in a stronger position than it has been in in several years, there is still no guarantee that profitable operations with sufficient cashflow to sustain operations can or will be achieved without the need of alternative financing, which is limited. These matters still raise significant doubt about the Company’s ability to continue as a going concern as determined by management. The Company believes that there is uncertainty with respect to continuing as a going concern until the operating business can achieve sufficient sales to maintain profitable operations and sustain cash flow to operate the Company for a period of twelve months. In the event the Company does need to raise additional capital to fund operations or engage in a transaction, failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations. Even if the Company does raise sufficient capital to support its operating expenses, acquire new license agreements or ownership interests in life science companies and generate adequate revenues, or the agreements entered into recently are successful, there can be no assurances that the revenues will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern as determined by management. However, the accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

In an effort to support the Company’s future capital needs, on January 21, 2020, the Company entered into a $5,000,000 equity line financing agreement with Tangiers, as well as a registration right agreement related thereto. The financing is over a maximum of 36 months. Pursuant to the Registration Rights Agreement, a maximum of 76,000,000 shares of our common stock, par value $.00001 per share that we may sell to Tangiers from time to time will be registered by us on Form S-1 with the Securities and Exchange Commission under the Securities Act of 1933, as amended, for this financing. As a result of the Company’s Collaboration Agreement with Aegea, whereby seventy percent (70%) of the Net Proceeds from the sale of the initial 10,000,000 shares of stock of Tauriga using the ELOC will be transferred to and invested in Aegea for the purchase of common stock of Aegea, and twenty percent (20%) of all subsequent Net Proceeds, this arrangement will provide less capital to ongoing operations. (See earlier in this Note for a more complete description under Investment Agreement and Registration Rights Agreement).

In March 2020, the World Health Organization declared a global pandemic related to the virus known as COVID-19. The expected impact on domestic and global commerce have been and are anticipated to continue to be far reaching. To date there have been significant stock market declines and the movement of people and goods worldwide has become severely restricted. Management is actively monitoring the situation and is taking appropriate steps as needed to ensure minimal disruption to the Company’s operations. There is a risk the COVID-19 pandemic will disrupt the Company’s operations and the movement of goods and services, as well as its investments in personnel, expansion, marketing and sales generally.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2020 AND 2019

(US$)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidated Financial Statements

The consolidated financial statements include the accounts and activities of Tauriga Sciences, Inc., its wholly-owned Canadian subsidiary, its wholly-owned subsidiary Tauriga Pharma Corp. (f/k/a Tauriga Biz Dev Corp – or “Tauriga BDC” and referenced herein as Tauriga BDC for contextual purposes only in describing the Blink contractual arrangement) and Tauriga Sciences Limited. All intercompany transactions have been eliminated in consolidation. As of March 31, 2020, there is no activity in any of the Company’s subsidiaries other than Tauriga Pharma Corp. holding the electric car chargers and the leasehold interest in Tauriga Sciences Limited.

Segment Information

The Company is planning to adopt provisions of ASC 280-10 Segment Reporting, subsequent to this report date. This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making internal operating decisions. The Company and its Chief Operating Decision Makers determined that the Company’s operations effective with the April 3, 2020, Collaboration Agreement with Aegea now consist of two segments, its CBD/CBD edibles business and SARS-Col 2 Test business. If the Company decides to pursue the Blink charging sales business line, this will be reported as a third segment.

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

As of March 31, 2020, the Tauriga BDC has not installed any of these machines in any locations, and no revenue has been generated through the Blink contract.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2020 AND 2019

(US$)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition (Continued)

The Company recognizes revenue upon the satisfaction of the performance obligation. The Company considers the performance obligation met upon shipment of the product or delivery of the product. For ecommerce orders, the Company’s products are shipped by a fulfillment company and payment is made in advance of shipment either through credit card or PayPal. The Company also delivers the product to its customers that they market to in the metropolitan New York Tri-State area that are not covered under any existing distribution agreements. The Company generally collects payment within 30 to 60 days of completion of its performance obligation, and the Company has no agency relationships. The Company recognized revenue from operations in the amount of $234,389 during the year ended March 31, 2020 compared to no revenue for the same period in the prior year. All revenue is from the sale of the Company’s Tauri-GumTM product line and there were accounts receivable, net of allowance for doubtful accounts in the amount of $42,580 outstanding for these sales, as of March 31, 2020.

The Company recognized no revenue from discontinued operations during the year ended March 31, 2020 which was related to the sales of the HERMAN® lip balm product.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts, which includes sales returns, sales allowances and bad debts. The allowance adjusts the carrying value of trade receivables for the estimate of accounts that will ultimately not be collected. An allowance for doubtful accounts is generally established as trade receivables age beyond their due dates, whether as bad debts or as sales returns and allowances. As past due balances age, higher valuation allowances are established, thereby lowering the net carrying value of receivables. The amount of valuation allowance established for each past-due period reflects the Company’s historical collections experience, including that related to sales returns and allowances, as well as current economic conditions and trends. The Company also qualitatively establishes valuation allowances for specific problem accounts and bankruptcies, and other accounts that the Company deems relevant for specifically identified allowances. The amounts ultimately collected on past-due trade receivables are subject to numerous factors including general economic conditions, the financial condition of individual customers and the terms of reorganization for accounts exiting bankruptcy. Changes in these conditions impact the Company’s collection experience and may result in the recognition of higher or lower valuation allowances. At March 31, 2020, the Company has established an allowance for doubtful accounts in the amount of $64,146.

Sales Refunds

The Company’s refund policy allows customers to return product for any reason except where the customer does not like the taste of the product. The customer has 30 days from the date of purchase to initiate the process. Returns are limited to one return or exchange per customer. Only purchases up to $100 qualify for a refund. Approved return/refund requests are typically processed within 1-2 business days. For product purchases made through a Tauri-GumTM distributor or retailer, the customer is required to work with original purchase location for any return or exchange. The Company has not established a reserve for returns as of March 31, 2020 however will monitor the refunds to estimate whether a reserve will be required.

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

FOR THE YEARS ENDED MARCH 31, 2020 AND 2019

(US$)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash Equivalents

For purposes of reporting cash flows, cash equivalents include investment instruments purchased with an original maturity of three months or less. At March 31, 2020, the Company’s cash on deposit with financial institutions did not exceed the total FDIC insurance limit of $250,000. At March 31, 2020 and 2019, the Company had a cash balance of $5,348 and $385,943, respectively. The Company’s does not expect, in the near term, for its cash balance to exceed the total FDIC insurance limit of $250,000 for other than very short periods of time where the Company would use such cash in excess of insurance in the very short-term in operating activities. To reduce its risk associated with the failure of such financial institution, the Company holds its cash deposits in more than one financial institution and evaluates at least annually the rating of the financial institution in which it holds its deposits. The Company had no cash equivalents as of March 31, 2020 and 2019.

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

Investment – Cost Method

Investment in other companies that are not currently trading, are valued based on the cost method as the Company holds less than 20% ownership in these companies and has no influence over operational and financial decisions of the companies. The Company will evaluate, at least annually, whether impairment of these investments is necessary under ASC 320. As of March 31, 2020, the Company has not impaired any of their cost method investments.

Inventory

Inventory consists of finished goods in salable condition stated at the lower of cost or market determined by the first-in, first-out method. The inventory consists of packaged and labeled salable inventory. Shipping of product to finished good inventory fulfillment center is also included in the total inventory cost. Shipping of product upon sale for e-commerce sales is paid by the customer upon ordering for orders of single packs of Tauri-GumTM. For multiple pack or wholesale product orders shipping cost is paid by the Company. As of March 31, 2020, the Company’s inventory on hand had a value of $128,711. The Company also has paid deposits in the amount of $96,688 to the manufacturer, Per Os Bio, towards orders not received as of March 31, 2020. Amounts paid to Per Os Bio for Tauri-GumTM are classified as deposits (other current asset) on the Company’s consolidated balance sheet until the goods are available for sale. The Company has not established any inventory reserve on the Tauri-GumTM as of March 31, 2020.

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

FOR THE YEARS ENDED MARCH 31, 2020 AND 2019

(US$)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Net Loss Per Common Share

The Company computes per share amounts in accordance with FASB ASC Topic 260 “Earnings per Share” (“EPS”), which requires presentation of basic and diluted EPS. Basic EPS is computed by dividing the income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock and common stock equivalents outstanding during the periods; however, potential common shares are excluded for period in which the Company incurs losses, as their effect is anti-dilutive. For the years ended March 31, 2020 and 2019, basic and fully diluted earnings per share were the same as the Company had losses in this period.

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

Research and Development

The Company expenses research and development costs as incurred. Research and development costs were $6,923 and $13,924 for the years ended March 31, 2020 and 2019, respectively. The Company is continually evaluating products and technologies in the natural wellness space, including its Tauri-GumTM product including new flavor formulations and other CBD delivery products, as well as development of a Cannabigerol (“CBG”) Isolate Infused version of its Tauri-Gum™ brand in addition to any intellectual property or other related technologies. As the Company investigates and develops relationships in these areas, resultant expenses for trademark filings, license agreements, website and product development and design materials will be expensed as research and development. Some costs will be accumulated for subsidiaries prior to formation of any new entities.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2020 AND 2019

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

FOR THE YEARS ENDED MARCH 31, 2020 AND 2019

(US$)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Share settled debt (Continued)

The Company has multiple notes that contain discount provisions whereby the holder can exercise conversion rights at a discount to the market price for a 15 or 20 day trailing period based on the market volume average weighted price. ASC 470-20 defines this as a beneficial conversion feature which that shall be recognized separately at issuance by allocating a portion of the proceeds equal to the intrinsic value, not to exceed the face value of the note, to additional paid in capital. This segmented value, is to be amortized using the effective interest method over the term of the note.

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

As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by ASC 740 and concluded that the tax position of the Company does not meet the more-likely-than-not threshold as of March 31, 2020.

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

FOR THE YEARS ENDED MARCH 31, 2020 AND 2019

(US$)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

The new guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period and is applied retrospectively. Early adoption is permitted. The Company has adopted this standard as of April 1, 2019 (See Note 7).

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

NOTE 3: REVENUE

The Company accounts for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers, which the Company adopted simultaneous with the commencement of sales in March 2019. No cumulative adjustment to accumulated deficit was done, and the adoption did not have an impact on our consolidated financial statements, as no material arrangements prior to the adoption were impacted by the new pronouncement.

The following table disaggregates the Company’s revenue by major source for the years ended March 31:

	2020	2019
Revenue:
Distributor	$62,441	$1,000
E-Commerce	34,439	794
Wholesale	137,509	2,340
	$234,389	$57,134

Revenues in the year ended March 31, 2020 from largely from the wholesale channel. As of March 31, 2020, the Company established an allowance for doubtful account collectability in the amount of $64,146 that was wholly attributable to the Wholesale channel. There were no significant contract asset or contract liability balances for all periods presented. The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

Collections of the amounts billed are typically paid by the customers within 30 to 60 days.

NOTE 4– INVENTORY

Inventory from continuing operations

Inventory value by product as of:

	March 31, 2020	March 31, 2019
Tauri-GumTM	$120,481	$10,872
Tauri-GummiesTM	4,029	-
Collagen/Omega-3 Gummies (1)	2,425	-
Other (2)	1,776	-
Total Inventory	$128,710	$10,872

(1)	This segment of inventory is stock that was purchased in conjunction with Resale Agreement with OG Laboratories, LLC
(2)	Other inventory consists of holiday pouches sold as a bundled of Tauri-GumTM

As of March 31, 2020, the Company did not have an CBG Tauri-GumTM in stock.

At March 31, 2020, deposits to Per Os Bio in the amount of $96,688 for the manufacturing costs of Tauri-GumTM have been classified as a deposit (prepaid expenses other current assets) on the Company’s consolidated balance sheet, as the goods are not yet available for sale.

At March 31, 2019, the Company had deposits to Per Os Bio in the amount of $105,000 for the manufacturing costs of Tauri-GumTM for goods not yet available for sale.

NOTE 5– DISCONTINUED OPERATIONS

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

The Company had no revenue or expenses from discontinued operations during the year ended March 31, 2020.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

BALANCE SHEETS FROM DISCONTINUED OPERATIONS

	March 31, 2020	March 31, 2019

Assets from discontinued operations	$-	$581

Liabilities from discontinued operations	$-	$5,522

NOTE 6– PROPERTY AND EQUIPMENT

The Company’s property and equipment is as follows:

	March 31, 2020	March 31, 2019	Estimated Life
Computers, office furniture and other equipment	$69,638	$69,808	3-5 years

Less: accumulated depreciation	(56,160)	(56,798)

Net	$13,478	13,010

On June 29, 2018, the Company purchased four Blink Level 2 – 40” pedestal chargers for permanent placement in one or more retail locations whereby the Company will share revenue from these electric car vehicle charging units with such location owner. No depreciation expense has been recorded for the charging units as of March 31, 2020 due to the fact that they have not been placed in service.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2020 AND 2019

(US$)

NOTE 6– PROPERTY AND EQUIPMENT (CONTINUED)

Depreciation expense for the years ended March 31, 2020 and 2019 was $913 and $964. During the year ended March 31, 2020, the Company disposed of computer equipment valued at $2,782 recognizing a loss on disposal of $1,230.

During the year ended March 31, 2019 the Company disposed of computer equipment valued at $1,632 recognizing a loss on disposal of $907.

NOTE 7 – OPERATING LEASE

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

Corporate office – New York

On December 1, 2017, the Company relocated its corporate headquarters from Danbury, Connecticut to New York, New York. The Company has entered into a two-year lease at $1,010 per month for the term of the lease. The lease right of use asset for this lease at adoption was $7,492 and will be amortized on a straight-line basis over the remaining term of the lease. For the year ended March 31, 2020 the Company recorded a lease expense of $9,543. On September 1, 2019, the Company entered into a two-year lease extension with the modified lease expiring November 30, 2021. The lease modification required the Company to remeasure the lease asset and lease liability based on the original lease. The Company recorded a net lease right of use asset and a lease liability at present value of approximately $26,093 for each. The Company recorded these amounts at present value, in accordance with the standard, using a discount rate of 8.98% which was representative of the weighted average borrowing rates for all notes issued to non-related parties based on the respective principal balances at the time of the lease extension. As of March 31, 2020, the value of this unamortized lease right of use asset is $19,305. As of March 31, 2020, the Company’s lease liability associated with this lease was $19,943.

Barcelona office

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

As of March 31, 2020, the value of this unamortized lease right of use asset is $2,785. As of March 31, 2020, the Company’s lease liability was $2,881.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2020 AND 2019

(US$)

NOTE 7 – OPERATING LEASE (CONTINUED)

The lease right of use asset, at inception, of $27,050 is amortized on a straight-line basis over the term of the lease. The present value of the New York corporate office lease had an initial present value of $22,476 at December 1, 2017. The Barcelona office lease value had an initial present value of $4,574. The present value of the modified New York Corporate office lease, at September 1, 2019 was $26,092. For the year ended March 31, 2020 the Company recorded a lease expense of $13,233. As of March 31, 2020, the value of the unamortized lease right of use asset is $22,090. As of March 31, 2020, the Company’s lease liability was $22,824.

Maturity of Operating Lease Liability for fiscal year ended March 31,
2021	$13,891
2022	$8,933

Total lease payments	$22,824

The following chart shows the Company’s operating lease cost for the years ended March 31, 2020 and 2019:

	For the year ended March 31,
	2020	2019
Amortization of right of lease asset	$13,233	$-
Lease interest cost	1,666	-
Total Lease cost	$14,898	$-

The following chart shows the Company’s operating lease liability at March 31, 2020.

Discounted Operating Lease liability at inception - December 1, 2017	$27,050
Lease modification - September 1, 2019	26,093
Lease modification adjustment- September 1, 2019	(200)
Financing cost	1,666
Less of lease payments made	(31,354)
Cumulative effect of adoption of ASC 842	(430)
Operating lease liability at March 31, 2020	22,824
Less Lease Liability current portion	(13,891)
Lease Liability - net current portion at March 31, 2020	$8,933

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2020 AND 2019

(US$)

NOTE 8 – NOTES PAYABLE

Notes payable and convertible notes consisted of the following as of:

		March 31, 2020	March 31, 2019

Alternative Strategy Partners PTE Ltd.	(a)	-	90,000
GS Capital Partners LLC - Oct 2018	(b)	-	180,000
GS Capital Partners LLC - Mar 2019	(c)	175,000	300,000
GS Capital Partners LLC - May 2019	(d)	-	-
GS Capital Partners LLC - Jun 2019	(e)	60,000	-
Jefferson Street Capital LLC - Jul 2019	(f)	-	-
Adar Alef, LLC - Aug 2019	(g)	-	-
Odyssey Funding, LLC - Sep 2019	(h)	80,000	-
BHP Capital NY Inc. - Oct 2019	(i)	55,000	-
Tangiers Global, LLC - Nov 2019	(j)	137,500	-
Odyssey Funding, LLC - Dec 2019	(k)	100,000	-
Jefferson Street Capital LLC - Dec 2019	(l)	55,000	-
BHP Capital NY Inc. - Jan 2020	(m)	44,000	-
ADAR Alef, LLC - Jan 2020	(n)	44,000	-
GS Capital LLC - Jan 2020	(o)	110,000	-
Tangiers Global, LLC - Feb 2020	(p)	65,000	-
Crown Bridge Partners, LLC - Feb 2020	(q)	55,000	-
ADAR Alef, LLC - Mar 2020	(r)	44,000	-
Tangiers Global, LLC - Mar 2020	(s)	43,050	-
Total notes payable and convertible notes		$1,067,550	$570,000
Less - note discounts		(482,416)	(356,125)
Less - current portion of these notes		(585,134)	(213,875)
Total notes payable and convertible notes, net discounts		$-	$-

(a)	Three-month $180,000 non-convertible debenture dated September 23, 2015 bearing an interest rate of 11.50% per annum (the “ASP Loan”). The note matured in December 2015. The Company received cash of $90,000 ($75,000 wired directly to the Company and $15,000 wired directly from Alternative Strategy Partners PTE Ltd. (“ASP”) to compensate a consultant. The balance of this note ($90,000) was to be wired directly to a Japanese based consumer product firm Eishin, Inc. (“Eishin”), but the holder never provided any documentation evidencing that $90,000 was paid to Eishin. The Company had been in dispute with the noteholder about the amount owed, and the Company had not recorded this liability as of December 31, 2018 or March 31, 2018. On May 29, 2019, the Company and ASP consummated the retirement of the ASP Loan. The Company did not pay cash or issue any securities in connection with the termination of the ASP Loan, and instead the Company agreed to transfer and assign to ASP all right, title and interest it has or may have in securities of Eishin. Since the Eishen rights were not valued on the Company’s balance sheet, the $113,468 liability (at the time of settlement) has been removed from the Company’s balance sheet, as is reflected in the Company’s financial statement as a gain on extinguishment of debt in the amount of $113,467 during the nine months ended December 31, 2019.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2020 AND 2019

(US$)

NOTE 8 – NOTES PAYABLE (CONTINUED)

(b)	On October 25, 2018, the Company entered into a one year $180,000 convertible note bearing 8% interest with GS Capital Partners, LLC (“GS Capital”). The note has an original issue discount of $11,750. A portion of the proceeds will be used to retire the two remaining convertible notes on the books of the Company as of December 31, 2018 with GS Capital. The face value of this note plus accrued interest under the note are convertible into shares of the Company’s common stock at a price for each share of common stock equal to 70% of the lowest daily VWAP of the common stock as reported on the National Quotations Bureau OTC Markets market on which the Company’s shares are traded or any exchange upon which the common stock may be traded in the future, for the 15 prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. In the event the Company experiences a DTC “chill” on its shares, the conversion price shall be decreased to 60% instead of 70% while that “chill” is in effect. Due to the discount to market conversion, a beneficial conversion feature was recorded on this note as a discount to the note in the amount of the $108,111 which will be amortized over the life of the note. This amortization will be reflected as interest cost ratably over the term of the note. Upon an event of default, principal and accrued interest will become immediately due and payable under the notes. Additionally, upon an event of default, notes will accrue interest at a default interest rate of 24% per annum or the highest rate of interest permitted by law. Further, certain events of default may trigger penalty and liquidated damage provisions. This note contains a provision where if the Company shall have defaulted on or breached any term of any other note of similar debt instrument into which the Company has entered and failed to cure such default within the appropriate grace period they would be considered in default of this note. During the first six months this note is in effect, the Company may redeem by paying to GS Capital an amount as follows: (i) if the redemption is within the first 90 days either note is in effect, then for an amount equal to 120% of the unpaid principal amount of either note along with any interest that has accrued during that period, and (ii) if the redemption is after the 91st day the either note is in effect, but less than the 180th day, then for an amount equal to 133% of the unpaid principal amount of either note along with any accrued interest. During the nine months ended December 31, 2019, GS Capital fully converted $180,000 of principal and $11,248 of accrued interest into 7,410,229 shares of common stock.

(c)	On March 14, 2019, the Company entered into a 12-month $300,000 principal face value 8.0% convertible debenture with GS Capital, with a maturity date of March 13, 2020. The GS Capital Note carried a $20,000 original issue discount (OID) and, as such, the initial net proceeds to the Company was $280,000. In connection with this agreement, the Company was obligated to issue 750,000 commitment shares having a value of $142,500 ($0.19 per share) which is reflected as interest expense in the Company’s consolidated statement of operations during the year ended March 31, 2019. These shares were issued on June 20, 2019. The Holder is entitled, at its option, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company’s common stock at a price for each share of Common Stock equal to 68% of the lowest daily VWAP of the Common Stock as reported on the National Quotations Bureau OTC Markets exchange for the fifteen (15) prior trading days. Due to the discount to market conversion, a beneficial conversion feature was recorded on this note as a discount to the note in the amount of the full-face value of the note which will be amortized over the life of the note. This amortization will be reflected as interest cost ratably over the term of the note. At December 31, 2019, this note had accrued interest of $19,200. Also, in conjunction with this note, the 213,334 five-year cashless warrants, associated with the June 27, 2017, $80,000 5% one-year note were fully cancelled. During the year ended March 31, 2020, the noteholder converted $125,000 of principal and $9,789 of accrued interest into 5,157,806 shares of the Company’s common stock ($0.0261 per share). Subsequently, the noteholder converted the remaining $175,000 of principal and $16,132 of accrued interest into 9,315,448 common shares ($0.0205 per share). At March 31,2020, this note had accrued interest of $14,718.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2020 AND 2019

(US$)

NOTE 8 – NOTES PAYABLE (CONTINUED)

(d)	On May 24, 2019, the Company entered into a one year 8% $60,000 Convertible Note with GS Capital pursuant to the terms of a Securities Purchase Agreement. The GS Capital Note has a maturity date of May 23, 2020 and carried a $5,000 original issue discount (such that $55,000 was funded to the Company on May 24, 2019). The holder is entitled, at its option, at any time after cash payment, to convert all or any amount of the principal face amount of the GS Note then outstanding into shares of the Company’s common stock at a price for each share of common stock equal to 66% of the lowest daily volume weighted average price (VWAP) of the common stock as reported on the National Quotations Bureau OTC Markets exchange which the Company’s shares are traded or any exchange upon which the common stock may be traded in the future, for the fifteen (15) prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. Such conversion shall be effectuated by the Company delivering the shares of common stock to the holder within 3 business days of receipt by the Company of the notice of conversion. Accrued but unpaid interest shall be subject to conversion. In connection with the GS Capital Note, the Company issued irrevocable transfer agent instructions reserving 3,327,000 shares of its Common Stock for conversions under this Note equal to two and a half times the discounted value of the Note (the “Share Reserve”) and was required to maintain a 2.5 times reserve for the amount then outstanding. Upon full conversion of this Note, any shares remaining in the Share Reserve shall be cancelled. At December 31, 2019, GS Capital fully converted $60,000 of principal and $2,670 of accrued interest, and 4,327,198 shares then in reserve were cancelled and placed back into the Company’s treasury.

(e)	On June 21, 2019, the Company entered into a one year 8% $60,000 Convertible Note with GS Capital Partners, LLC pursuant to the terms of a Securities Purchase Agreement. The GS Capital Note has a maturity date of June 21, 2020 and carried a $5,000 original issue discount (such that $55,000 was funded to the Company on June 21, 2019). The holder is entitled, at its option, at any time after cash payment, to convert all or any amount of the principal face amount of the GS Note then outstanding into shares of the Company’s common stock at a price for each share of common stock equal to 66% of the lowest daily volume weighted average price (VWAP) of the common stock as reported on the National Quotations Bureau OTC Markets exchange, which the Company’s shares are traded or any exchange upon which the common stock may be traded in the future, for the fifteen (15) prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. Such conversion shall be effectuated by the Company delivering the shares of common stock to the holder within 3 business days of receipt by the Company of the notice of conversion. Accrued but unpaid interest shall be subject to conversion. To the extent the conversion price of the Company’s common stock closes below the par value per share, the Company will take all steps necessary to solicit the consent of the stockholders to reduce the par value to the lowest value possible under law. The Company agrees to honor all conversions submitted pending this decrease. In the event the Company experiences a DTC “Chill” on its shares, the conversion price shall be decreased to 56% instead of 66% while that “Chill” is in effect. In no event shall the holder be allowed to affect a conversion if such conversion, along with all other shares of the Company common stock beneficially owned by the holder and its affiliates would exceed 9.9% of the outstanding shares of the common stock of the Company. Upon an event of default, among other default provisions set forth in the GS Capital Note, (i) interest shall accrue at a default interest rate of 24% per annum or, if such rate is usurious or not permitted by current law, then at the highest rate of interest permitted by law. (ii) if the Company shall fail to deliver to the holder the shares of common stock without restrictive legend (when permissible in accordance with applicable law) within three (3) business days of its receipt of a notice of conversion, then the Company shall pay a penalty of $250 per day if the shares are not issued beginning on the 4th day after the conversion notice was delivered to the Company (which shall be increased to $500 per day beginning on the 10th day); (iii) if the Company’s stock ceases to be listed on an exchange, its stock is suspended from trading for more than 10 consecutive trading days or the Company ceases to file its reports with the SEC under the Securities Exchange Act of 1934, as amended, then the outstanding principal due under the GS Capital Note shall increase by 50%; or (iv) if the GS Capital Note is not paid at maturity, the outstanding principal due under this Note shall increase by 10%. In connection with the GS Capital Note, the Company issued irrevocable transfer agent instructions reserving 2,650,000 shares of its Common Stock for conversions under this Note equal to two and a half times the discounted value of the Note (the “Share Reserve”) and shall maintain a 2.5 times reserve for the amount then outstanding. Upon full conversion of this Note, any shares remaining in the Share Reserve shall be cancelled. As of March 31, 2020, this note had accrued interest of $3,735. On June 3, 2020, the noteholder converted the entire $60,000 of principal and $4,937 of accrued interest into 3,162,115 shares of common stock ($0.0205 per share).

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2020 AND 2019

(US$)

NOTE 8 – NOTES PAYABLE (CONTINUED)

(f)	On July 22, 2019, the Company and Jefferson Street Capital, LLC (“Jefferson Street”) consummated entry into a Securities Purchase Agreement where the Company has borrowed $55,000 ($50,000 with original issuance discount reflected) at 10% annual interest under a term of nine-months in the form of a convertible note. The note is convertible into restricted stock of the Company. In connection with this agreement, the Company issued 250,000 commitment shares having a value of $10,500 ($0.042 per share, the closing price of our common stock on the day preceding the note) which was reflected as interest expense in the Company’s consolidated statement of operations during the three months ended December 31, 2019. The restricted stock was valued at the closing price on July 22, 2019. Legal fees of $2,000 were deducted from cash proceeds of the note payable to investor’s counsel, and a $5,000 original issue discount recognized. The Company received cash proceeds of $48,000 at closing. Under the Jefferson Street note, the Company reserved 15,000,000 shares of its common stock, The noteholder may, at any time, at its option, convert all or any amount of the principal face amount of the note then outstanding into shares of the Company’s common stock at a conversion price for each share of Common Stock equal to 65% of the lowest volume weighted average price for the Company’s common stock during the previous fifteen trading day period as reported on the National Quotations Bureau OTC Markets exchange which the Company’s shares are traded or any exchange upon which the Common Stock may be traded in the future, including the day upon which a notice of conversion is received by the Company. Upon an event of default (as defined and described in the note), among other default penalties, the Company shall pay the Default Amount (as defined in the agreement) as well as incur annual interest at a default interest rate of 24% per annum. In consideration of Jefferson Street loaning the Company the proceeds under this note, the Chief Executive Officer had personally guaranteed the repayment of the outstanding principal amount, accrued and unpaid interest until such time that the Company had satisfied its share reserve requirement under the note. As of December 31, 2019, this note had accrued interest of $2,441. On January 23, Jefferson converted $27,500 of principal and accrued interest in the amount of $1,375 into 1,339,031 shares of restricted stock of the Company ($0.0219 per share). The Company repaid the remaining balance of $27,500 of the Jefferson Street Note including accrued interest and prepayment premium of $10,904. As a result, the Jefferson Street Note is now fully repaid and retired and no further obligations or remuneration is due and owing thereunder.

(g)	On August 12, 2019, the Company received $47,500 net proceeds for the second of two notes (the “Back-End Note”) under a December 20, 2018 security purchase agreement with Adar Alef, LLC whereby the Company issued two 8% convertible redeemable notes in the cumulative principal amount of $110,000. Both notes were for $55,000 and had funded with net proceeds of $47,500, after the deduction of $5,000 for OID and $2,500 in legal fees. The first note was previously funded on December 24, 2018 and was fully converted on March 18, 2019. The Back-End Note was initially paid for by an offsetting promissory note issued by Adar Alef, LLC to the Company (the “Note Receivable”). The terms of the Back-End Note required cash funding prior to any conversion thereunder. The Note Receivable was due December 20, 2019, unless certain conditions were not met, in which case both the Back-End Note and the Note Receivable may both have been cancelled. The Back-End Note has a maturity date one year from the date of issuance upon which any outstanding principal and interest is due and payable. The face value amount plus accrued interest under the Back-End Note are convertible into shares of the Company’s common stock at a price for each share of common stock equal to 60% of the lowest daily VWAP of the common stock as reported on the National Quotations Bureau OTC Markets market on which the Company’s shares are traded or any exchange upon which the common stock may be traded in the future, for the 20 prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. In the event the Company experiences a DTC “chill” on its shares, the conversion price shall be decreased to 50% instead of 60% while that “chill” is in effect. Upon an event of default, principal and accrued interest will become immediately due and payable under the notes. Additionally, upon an event of default, both notes will accrue interest at a default interest rate of 24% per annum or the highest rate of interest permitted by law. Further, certain events of default may trigger penalty and liquidated damage provisions. (This note contains a provision where if the Company shall have defaulted on or breached any term of any other note of similar debt instrument into which the Company has entered and failed to cure such default within the appropriate grace period they would be considered in default of this note. This Back-End Note may not be repaid. The note holder may redeem this note at any time after the first six months. As of December 31, 2019, this note had accrued interest of $2,125. Effective December 20, 2019, it was mutually agreed to extend the maturity date of this note to September 20, 2020. On February 12, 2020, $15,000 of note principal was converted into 554,324 common shares ($0.0271 per share).

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2020 AND 2019

(US$)

NOTE 8 – NOTES PAYABLE (CONTINUED)

(h)	On September 13, 2019, the Company entered into a one year 8% $100,000 Convertible Note with Odyssey Funding, LLC (“Investor”) pursuant to the terms of a Securities Purchase Agreement (the “Odyssey Note”). The Odyssey Note has a maturity date of September 13, 2020 and carried a $5,000 original issue discount (such that $95,000 was funded to the Company at closing). The Investor is entitled, at its option, at any time after cash payment, to convert all or any amount of the principal face amount of the Odyssey Note then outstanding into shares of the Company’s common stock at a price for each share of common stock equal to 64% of the lowest daily volume weighted average price (VWAP) of the common stock as reported on the National Quotations Bureau OTC Markets exchange, which the Company’s shares are traded or any exchange upon which the common stock may be traded in the future, for the fifteen (15) prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. Such conversion shall be effectuated by the Company delivering the shares of common stock to the Investor within 3 business days of receipt by the Company of the notice of conversion. Accrued but unpaid interest shall be subject to conversion. To the extent the conversion price of the Company’s common stock closes below the par value per share, the Company will take all steps necessary to solicit the consent of the stockholders to reduce the par value to the lowest value possible under law. The Company agrees to honor all conversions submitted pending this decrease. In the event the Company experiences a DTC “Chill” on its shares, the conversion price shall be decreased to 54% instead of 64% while that “Chill” is in effect. In no event shall the Investor be allowed to effect a conversion if such conversion, along with all other shares of Company Common Stock beneficially owned by the Investor and its affiliates would exceed 4.99% of the outstanding shares of the Common Stock of the Company (which may be increased up to 9.9% upon 60 days’ prior written notice by the Investor. During the first 180 calendar days that the Odyssey Note is in effect, the Company may redeem the Odyssey Note by paying to the Investor an amount as follows: (i) if the redemption is within the first 60 days of the issuance date, then for an amount equal to 125% of the unpaid principal amount of this Note along with any interest that has accrued during that period, (ii) if the redemption is after the 61st day, but by the 120th day of the issuance date, then for an amount equal to 135% of the unpaid principal amount of this Note along with any accrued interest, and (iii) if the redemption is after the 120th day, but less than the 180th day of the issuance date, then for an amount equal to 140% of the unpaid principal amount of this Note along with any accrued interest. The Company may not redeem the Odyssey Note after the 180th day from entering into it. Upon an event of default, among other default provisions set forth in the Odyssey Note, (i) interest shall accrue at a default interest rate of 24% per annum or, if such rate is usurious or not permitted by current law, then at the highest rate of interest permitted by law. (ii) if the Company shall fail to deliver to the Investor the shares of common stock without restrictive legend (when permissible in accordance with applicable law) within three (3) business days of its receipt of a notice of conversion, then the Company shall pay a penalty of $250 per day the shares are not issued beginning on the 4th day after the conversion notice was delivered to the Company (which shall be increased to $500 per day beginning on the 10th day); (iii) if the Company’s stock ceases to be listed on an exchange, its stock is suspended from trading for more than 10 consecutive trading days or the Company ceases to file its reports with the SEC under the Securities Exchange Act of 1934, as amended, then the outstanding principal due under the Odyssey Note shall increase by 50%; or (iv) if the Odyssey Note is not paid at maturity, the outstanding principal due under this Note shall increase by 10%. In connection with the Odyssey Note, the Company issued irrevocable transfer agent instructions reserving 22,727,000 shares (the “Share Reserve”) of its Common Stock for conversions under this Note. The Investor shall have the right to periodically request that the number of reserved shares be increased so that the number of reserved shares at least equals four hundred percent of the number of shares of Company common stock issuable upon conversion of the Note so long as there are sufficient authorized and unissued shares of the Company not otherwise reserved available to do so. Upon full conversion or repayment of this Odyssey Note, any shares remaining in the Share Reserve shall be cancelled. As of March 31, 2020, this note had accrued interest of $3,507.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2020 AND 2019

(US$)

NOTE 8 – NOTES PAYABLE (CONTINUED)

(i)	On October 17, 2019, the Company entered into a Convertible Promissory Note (“BHP Note”), bearing an interest rate of 10% per annum, pursuant to a Securities Purchase Agreement with BHP Capital NY, Inc. dated October 7, 2019. The BHP Note has a maturity date of July 3, 2020 and carried a $5,000 original issue discount (such that $50,000 was funded to the Company on October 8, 2019). The holder is entitled, at its option, at any time after cash payment, to convert all or any amount of the principal face amount of the BHP Note then outstanding into shares of the Company’s common stock at a price for each share of common stock equal to 65% of the lowest daily volume weighted average price (VWAP) of the common stock as reported on the National Quotations Bureau OTC Markets exchange, which the Company’s shares are traded or any exchange upon which the common stock may be traded in the future, for the fifteen (15) prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. Holder shall be entitled to deduct $500.00 from the conversion amount in each Notice of Conversion to cover Holder’s deposit fees associated with each Notice of Conversion. The Borrower is required at all times to have authorized and reserved three times the number of shares that would be issuable upon full conversion of the Note (assuming that the 4.99% limitation is not exceeded) in effect, initially 7,000,000 shares. Borrower shall issue and deliver or cause to be issued and delivered to or upon the order of the Holder certificates for the Common Stock issuable upon such conversion within two (2) business days after such receipt. If delivery of the Common Stock issuable upon conversion of this Note is not delivered by the Deadline due to action and/or inaction of the Borrower, the Borrower shall pay to the Holder $2,000 per day in cash. The Borrower shall have the right, exercisable on not more than three (3) Trading Days prior written notice to the Holder of the Note to prepay the outstanding Note (principal and accrued interest) paying the holder the amounts as follows: : (i) if the redemption is within the first 90 days of the issuance date, then for an amount equal to 120% of the unpaid principal amount of this Note along with any interest that has accrued during that period, (ii) if the redemption is after the 91st day, but less than the 180th day of the issuance date, then for an amount equal to 133% of the unpaid principal amount of this Note along with any accrued interest. The BHP Note may not be redeemed after 180 days. Upon an event of default, among other default provisions set forth in the BHP Note, (i) interest shall accrue at a default interest rate of 24% per annum, (ii) Borrower shall fail to maintain the listing of the Common Stock on at least one of the OTC (which specifically includes the quotation platforms maintained by the OTC Markets Group) or an equivalent replacement exchange, (iii) Borrower shall fail to comply with the reporting requirements of the Exchange Act; and/or the Borrower shall cease to be subject to the reporting requirements of the Exchange Act, (iv) bankruptcy, (v) cessation of operations, (vi) liquidation, (vii) restatement of any financial statements filed by the Borrower with the SEC at any time after 180 days after the Issuance Date for any date or period until this Note is no longer outstanding, if the result of such restatement would, by comparison to the un-restated financial statement, have constituted a material adverse effect on the rights of the Holder with respect to this Note or the Purchase Agreement, and (viii) breach or default by the Borrower of any covenant or other term or condition contained in any of the Other Agreements, after the passage of all applicable notice and cure or grace periods, shall, at the option of the Holder, be considered a default. In the event of default due to restatement, failure to comply with the Exchange act, delisting from exchange or cross default the borrower must pay 150% times the sum the then outstanding principal amount of this Note plus (x) accrued and unpaid interest. During the period where any monies are owed to the Holder pursuant to this Note, if the Borrower engages in any future financing transactions with a third party investor, the Borrower will provide the Holder with written notice thereof promptly but in no event less than 10 days prior to closing any financing transactions. In the event the Holder determines that the terms of the subsequent investment are preferable to the terms of the securities of the Borrower issued to the Holder pursuant to the terms of the Purchase Agreement, the Holder will notify the Borrower in writing. Promptly after receipt of such written notice from the Holder, the Borrower agrees to amend and restate the Securities (which may include the conversion terms of this Note), to be identical to the instruments evidencing the subsequent investment. On October 16, 2019, the Company issued 250,000 commitment shares to noteholder, BHP Capital NY, Inc. pursuant to the BHP Note. The shares had a value of $9,750 ($0.039 per share) which was recorded as interest expense on the Company’s consolidated balance sheet. As of March 31, 2020, this note had accrued interest in the amount of $2,501. Upon full conversion or repayment of this BHP note, any shares remaining in the Share Reserve shall be cancelled.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2020 AND 2019

(US$)

NOTE 8 – NOTES PAYABLE (CONTINUED)

(j)	On November 7, 2019, the Company effectuated a nine-month convertible promissory note with Tangiers Global, LLC (the “Tangiers Note”). The Company received funds in the amount of $125,000 after reduction of the Original Issue Discount of $12,500. The $137,500 face value note matures on August 5, 2020 and bears and interest rate of 10%, guaranteed. The Note holder is entitled, at its option, at any time after cash payment, to convert all or any amount of the principal face amount of the Tangiers Note then outstanding into shares of the Company’s common stock at a price for each share of common stock equal to 66% of the lowest daily volume weighted average price (VWAP) of the common stock as reported on the National Quotations Bureau OTC Markets exchange, which the Company’s shares are traded or any exchange upon which the common stock may be traded in the future, for the twenty (20) prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. If the Company is placed on “chilled” status with the DTC, the discount shall be increased by 10%, i.e., from 34% to 44%, until such chill is remedied. If the Company is not DWAC eligible through their transfer agent and DTC’s FAST system, the Conversion Price discount will be increased by 5%, i.e., from 34% to 39%. In the case of both, the Conversion Price discount shall be a cumulative increase of 15%, i.e., from 34% to 49%. Any default of this Note not remedied within the applicable cure period will result in a permanent additional 10% increase, i.e., from 34% to 44%, in the Conversion Price discount in addition to any and all other Conversion Price discounts, as provided above. Any conversion shall be effectuated by the Company delivering the shares of common stock to the Investor within 2 business days of receipt by the Company of the notice of conversion. Accrued but unpaid interest shall be subject to conversion. During the first 180 calendar days that the Tangiers Note is in effect, the Company may redeem the note by paying to the note holder Investor an amount as follows: (i) if the redemption is within the first 90 days of the issuance date, then for an amount equal to 120% of the unpaid principal amount of this Note along with any interest that has accrued during that period, (ii) if the redemption is after the 91st day, but by the 180th day of the issuance date, then for an amount equal to 133% of the unpaid principal amount of this Note along with any accrued interest. The Company may not redeem the Tangiers Note after the 180th day from entering into it without written approval by the noteholder. If the Company fails to deliver shares in accordance with the timeframe stated, the Holder, at any time prior to selling all of those shares, may rescind any portion, in whole or in part, of that particular conversion attributable to the unsold shares. Holder may not engage in any “shorting” or “hedging” transaction(s) in the Common Stock of the Company prior to conversion. Upon an event of default, among other default provisions set forth in the Tangiers Note (i) interest shall accrue at a default interest rate of lesser of 20% per annum or the maximum rate permitted under applicable law; (ii) after the occurrence of an Event of Default that results in the eventual acceleration of this Note, an additional 10% increase to the Conversion Price discount will go into effect; (iii) a default in the timely issuance of underlying shares in excess of any conversion not delivered prior to 20 Trading Days after the Conversion Date, the Company shall pay to the Holder as liquidated damages an amount equal to $2,000 per day, until such certificate or certificates are delivered. The Company shall be considered in default and subject to a mandatory default amount commencing 5 days after the occurrence the following but not limited to: (i) a default in payment of any amount due hereunder; (ii) a default in the timely issuance of underlying shares upon, which default continues for 2 Trading Days after the Company has failed to issue shares or deliver stock certificates within the 3rd Trading Day following the Conversion Date; (iii) failure by the Company for 3 days after notice has been received by the Company to comply with any material provision of this Note; (iv) failure of the Company to remain compliant with DTC, thus incurring a “chilled” status with DTC; (v) any default of any mortgage, indenture or instrument which may be issued, or by which there may be secured or evidenced any indebtedness, for money borrowed by the Company or for money borrowed the repayment of which is guaranteed by the Company, whether such indebtedness or guarantee now exists or shall be created hereafter; (vi) if the Company is subject to any Bankruptcy Event; (vii) any failure of the Company to satisfy its “filing” obligations under Securities Exchange Act of 1934, as amended (the “1934 Act”) and the rules and guidelines issued by OTC Markets News Service, OTCMarkets.com and their affiliates; (viii) failure of the Company to remain in good standing under the laws of its state of domicile; (ix) failure by the Company to maintain the Required Reserve in accordance with the term; (x) failure of Company’s Common Stock to maintain a closing bid price in its Principal Market for more than 3 consecutive Trading Days; (xi) any delisting from a Principal Market for any reason; (xii) failure by Company to pay any of its transfer agent fees in excess of $2,000 or to maintain a transfer agent of record; (xiii) any trading suspension imposed by the United States Securities and Exchange Commission (the “SEC”) under Sections 12(j) or 12(k) of the 1934 Act; (xiv) failure by the Company to meet all requirements necessary to satisfy the availability of Rule 144 to the Holder or its assigns, including but not limited to the timely fulfillment of its filing requirements as a fully-reporting issuer registered with the SEC, requirements for XBRL filings, and requirements for disclosure of financial statements on its website. In connection with the Tangiers Note, the Company issued irrevocable transfer agent instructions reserving 35,000,000 shares (the “Share Reserve”) of its Common Stock for conversions under this Note.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2020 AND 2019

(US$)

NOTE 8 – NOTES PAYABLE (CONTINUED)

(j)	The Company covenants that it will at all times reserve and keep available for Holder, out of its authorized and unissued Common Stock solely for the purpose of issuance upon conversion of this Note, free from preemptive rights or any other actual contingent purchase rights of persons other than the Holder, five times the number of shares of Common Stock as shall be issuable. If the amount of shares on reserve in Holder’s name at the Company’s transfer agent for this Note shall drop below the Required Reserve, the Company will, within 2 Trading Days of notification from Holder, instruct the transfer agent to increase the number of shares so that the Required Reserve is met. Upon full conversion or repayment of this Tangiers note, any shares remaining in the Share Reserve shall be cancelled. If an Event of Default occurs, the outstanding Principal Amount of this Note owing in respect thereof through the date of acceleration, shall become, at the Holder's election, immediately due and payable in cash at the “Mandatory Default Amount”. The Mandatory Default Amount means 33% of the outstanding Principal Amount of this Note will be automatically added to the Principal Sum of the Note and tack back to the Effective Date for purposes of Rule 144. Commencing 5 days after the occurrence of any Event of Default that results in the eventual acceleration of this Note, this Note shall accrue additional interest, in addition to the Note’s “guaranteed” interest, at a rate equal to the lesser of 20% per annum or the maximum rate permitted under applicable law. Finally, after the occurrence of an Event of Default that results in the eventual acceleration of this Note, an additional 10% increase to the Conversion Price discount will go into effect. Guaranteed interest on this note is prorated over the term of the note. Interest in the amount of $7,330 has been recognized on this note as of March 31, 2020.

(k)	On December 18, 2019, the Company entered into a one year 8% $100,000 Convertible Note with Odyssey Capital, LLC (“Odyssey”) pursuant to the terms of a Securities Purchase Agreement (the “Odyssey Note”). The Odyssey Note has a maturity date of December 18, 2020 and carried a $5,000 original issue discount (such that $95,000 was funded to the Company at closing). The Investor is entitled, at its option, at any time after cash payment, to convert all or any amount of the principal face amount of the Odyssey Note then outstanding into shares of the Company’s common stock at a price for each share of common stock equal to 64% of the lowest daily volume weighted average price (VWAP) of the common stock as reported on the National Quotations Bureau OTC Markets exchange, which the Company’s shares are traded or any exchange upon which the common stock may be traded in the future, for the fifteen (15) prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. Such conversion shall be effectuated by the Company delivering the shares of common stock to Odyssey within 3 business days of receipt by the Company of the notice of conversion. Accrued but unpaid interest shall be subject to conversion. To the extent the conversion price of the Company’s common stock closes below the par value per share, the Company will take all steps necessary to solicit the consent of the stockholders to reduce the par value to the lowest value possible under law. The Company agrees to honor all conversions submitted pending this increase. In the event the Company experiences a DTC “Chill” on its shares, the conversion price shall be decreased to 54% instead of 64% while that “Chill” is in effect. In no event shall the Investor be allowed to effect a conversion if such conversion, along with all other shares of Company Common Stock beneficially owned by Odyssey and its affiliates would exceed 4.99% of the outstanding shares of the Common Stock of the Company (which may be increased up to 9.9% upon 60 days’ prior written notice by Odyssey). During the first 180 calendar days that the Odyssey Note is in effect, the Company may redeem the Odyssey Note by paying to Odyssey an amount as follows: (i) if the redemption is within the first 60 days of the issuance date, then for an amount equal to 125% of the unpaid principal amount of this Odyssey Note along with any interest that has accrued during that period, (ii) if the redemption is after the 61st day, but by the 120th day of the issuance date, then for an amount equal to 135% of the unpaid principal amount of this Odyssey Note along with any accrued interest, and (iii) if the redemption is after the 120th day, but less than the 180th day of the issuance date, then for an amount equal to 140% of the unpaid principal amount of this Note along with any accrued interest. The Company may not redeem the Odyssey Note after the 180th day from entering into it. Upon an event of default, among other default provisions set forth in the Odyssey Note, (i) interest shall accrue at a default interest rate of 24% per annum or, if such rate is usurious or not permitted by current law, then at the highest rate of interest permitted by law. (ii) if the Company shall fail to deliver to the Investor the shares of common stock without restrictive legend (when permissible in accordance with applicable law) within three (3) business days of its receipt of a notice of conversion, then the Company shall pay a penalty of $250 per day the shares are not issued beginning on the 4th day after the conversion notice was delivered to the Company (which shall be increased to $500 per day beginning on the 10th day); (iii) if the Company’s stock ceases to be listed on an exchange, its stock is suspended from trading for more than 10 consecutive trading days or the Company ceases to file its reports with the SEC under the Securities Exchange Act of 1934, as amended, then the outstanding principal due under the Odyssey Note shall increase by 50%; or (iv) if the Odyssey Note is not paid at maturity, the outstanding principal due under this Odyssey Note shall increase by 10%. In connection with the Odyssey Note, the Company issued irrevocable transfer agent instructions reserving 22,084,000 shares (the “Share Reserve”) of its Common Stock for conversions under this Odyssey Note. Odyssey shall have the right to periodically request that the number of reserved shares be increased so that the number of reserved shares at least equals four hundred percent of the number of shares of Company common stock issuable upon conversion of the Odyssey Note so long as there are sufficient authorized and unissued shares of the Company not otherwise reserved available to do so. Upon full conversion or repayment of this Odyssey Note, any shares remaining in the Share Reserve shall be cancelled. At March 31, 2020, this note had accrued interest in the amount of $2,279. On June 29, 2020, the Company fully paid and retired this note including accrued interest $4,252 and a prepayment penalty in the amount of $45,748. The full share reserve was released upon satisfaction of the note and returned to treasury.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2020 AND 2019

(US$)

NOTE 8 – NOTES PAYABLE (CONTINUED)

(l)	On December 26, 2019, the Company entered into a one year 10% $55,000 Convertible Note with Jefferson Street Capital LLC (“Jefferson Street”) pursuant to the terms of a Securities Purchase Agreement (the “Jefferson Street Note”). The Jefferson Street Note has a maturity date of December 26, 2020 and carried a $5,000 original issue discount (such that $50,000 was funded to the Company at closing). The Investor is entitled, at its option, at any time after cash payment, to convert all or any amount of the principal face amount of the Jefferson Street Note then outstanding into shares of the Company’s common stock at a price for each share of common stock equal to 65% of the lowest daily volume weighted average price (VWAP) of the common stock as reported on the National Quotations Bureau OTC Markets exchange, which the Company’s shares are traded or any exchange upon which the common stock may be traded in the future, for the fifteen (15) prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. Commencing on the date which is 180 days following the date of this Jefferson Street Note and ending on the later of: (i) the Maturity Date and (ii) the date of payment of the Default Amount, this Jefferson Street Note may be converted by Jefferson Street in whole or in part at any time from time to time after the Issue Date as noted in the Jefferson Street Note. During the first 180 calendar days that the Jefferson Street Note is in effect, the Company may redeem the Jefferson Street Note by paying Jefferson Street an amount as follows: (i) if the redemption is within the first 90 days of the issuance date, then for an amount equal to 120% of the unpaid principal amount of this Jefferson Street Note along with any interest that has accrued during that period, and (ii) if the redemption is after the 91st day, but by the 180th day of the issuance date, then for an amount equal to 133% of the unpaid principal amount of this Jefferson Street Note along with any accrued interest. The Company may not redeem the Jefferson Street Note after the 180th day from entering into it. Upon an event of default, among other default provisions set forth in the Jefferson Street Note interest shall accrue at a default interest rate of 24% per annum or, if such rate is usurious or not permitted by current law, then at the highest rate of interest permitted by law. In connection with the Jefferson Street Note, the Company is required at all times to have authorized and reserved six times the number of common shares that would be issuable upon full conversion of the Jefferson Street Note in effect (assuming that the 4.99% limitation set forth in the Jefferson Street Note is not in effect) which shall initially be reserved at 20,000,000 common shares (the “Share Reserve”) of its Common Stock for conversions under this Jefferson Street Note. Upon full conversion or repayment of this Jefferson Street Note, any shares remaining in the Share Reserve shall be cancelled. At March 31, 2020, this note had accrued interest of $2,501.

(m)	On January 3, 2020, the Company entered into a one year 2% $44,000 Convertible Promissory Note with BHP Capital NY Inc. (“BHP Capital”) pursuant to the terms of a Securities Purchase Agreement (the “BHP Capital Note”). The BHP Capital Note has a maturity date of January 3, 2021 and carries a $4,000 original issue discount (such that $40,000 was funded to the Company at closing). BHP has the right from time to time, and at any time after closing, to convert all or any amount of the principal face amount of the BHP Capital Note then outstanding into shares of the Company’s common stock at a price for each share of common stock equal to 65% of the lowest one-day volume weighted average price (VWAP) of the common stock as reported on the National Quotations Bureau OTC Markets exchange, which the Company’s shares are traded or any exchange upon which the common stock may be traded in the future, for the twenty (20) prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. Such conversion shall be effectuated by the Company delivering the shares of common stock to BHP Capital within three (3) business days of receipt by the Company of the notice of conversion. The conversion price may be adjusted downward if, within three (3) business days of the transmittal of the Notice of Conversion to the Company, the Common Stock has a closing bid which is 5% or lower than that set forth in the Notice of Conversion. Accrued but unpaid interest shall be subject to conversion. To the extent the conversion price of the Company’s common stock closes below the par value per share, the Company will take all steps necessary to solicit the consent of the stockholders to reduce the par value to the lowest value possible under law. The Company agrees to honor all conversions submitted pending this increase. In the event the Company experiences a DTC “Chill” on its shares, the conversion price shall be decreased to 50% instead of 65% while that “Chill” is in effect. In no event shall BHP be allowed to affect a conversion if such conversion, along with all other shares of Company Common Stock beneficially owned by BHP Capital and its affiliates would exceed 4.99% of the outstanding shares of the Common Stock of the Company.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2020 AND 2019

(US$)

NOTE 8 – NOTES PAYABLE (CONTINUED)

(m)	During the first 180 calendar days that the BHP Capital Note is in effect, the Company may redeem the BHP Capital Note by paying to BHP Capital an amount as follows: (i) if the redemption is within the first thirty (30) days of the issuance date, then for an amount equal to 110% of the unpaid principal amount of this BHP Capital Note along with any interest that has accrued during that period, (ii) if the redemption is on or after the 31st day, but by the 60th day of the issuance date, then for an amount equal to 115% of the unpaid principal amount of this BHP Capital Note along with any accrued interest, (iii) if the redemption is on or after the 61st day and through the 90th day of the issuance date, then for an amount equal to 120% of the unpaid principal amount of this Note along with any accrued interest and (iv) if the redemption is on or after the 91st day and through the 180th day of the issuance date, then for an amount equal to 133% of the unpaid principal amount of this Note along with any accrued interest. The Company may not redeem the BHP Capital Note after the 180th day from entering into it. Upon an event or continuation of default, among other penalty provisions, of the BHP Note (1) interest shall accrue at a default interest rate of 24% per annum (“Default Interest”), and (2) the Note shall become immediately due and payable and the Company shall pay to the BHP, in full satisfaction of its obligations thereunder, an amount equal to the greater of (i) 150% times the sum of (w) the then outstanding principal amount of this Note plus (x) accrued and unpaid interest on the unpaid principal amount of this Note to the date of payment plus (y) Default Interest, if any, on the amounts referred to in clauses (w) and/or (x) plus (z) any amounts owed to BHP pursuant to the BHP Capital Note and all other amounts payable thereunder shall immediately become due and payable. The BHP Capital Note contains cross-default provisions to other Company agreements which, if triggered after the passage of all applicable notice and cure or grace periods, shall, at the option of BHP, be considered a default under the BHP Capital Note in which event BHP shall be entitled (but in no event required) to apply all rights and remedies of BHP under the terms and provisions of the BHP Capital Note and such other applicable agreements. In connection with the BHP Capital Note, the Company issued irrevocable transfer agent instructions pursuant to which the Company is required at all times to have reserved three times the number of shares that would be issuable upon full conversion of the Note (assuming that the 4.99% beneficial ownership limitation is not in effect) (based on the respective Conversion Price of the Note in effect from time to time, initially 14,100,000 shares of its Common Stock (the “Share Reserve”) for conversions under this BHP Capital Note. Failure to maintain the share Reserve may be an event of default. Upon full conversion or repayment of this BHP Capital Note, any shares remaining in the Share Reserve shall be cancelled. As of March 31, 2020, accrued interest on this note was $203.

(n)	On January 15, 2020, the Company entered into security purchase agreement with Adar Alef, LLC whereby the Company issued an 8% convertible redeemable note in the principal amount of $44,000. The note was funded with net proceeds of $37,800, after the deduction of $4,000 for OID and $2,200 in legal fees. The note has a maturity date of January 15, 2021. The face value amount plus accrued interest under the note are convertible into shares of the Company’s common stock at a price for each share of common stock equal to 65% of the lowest daily VWAP of the common stock as reported on the National Quotations Bureau OTC Markets market on which the Company’s shares are traded or any exchange upon which the common stock may be traded in the future, for the 20 prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. In the event the Company experiences a DTC “chill” on its shares, the conversion price shall be decreased to 55% instead of 65% while that “chill” is in effect. Upon an event of default, principal and accrued interest will become immediately due and payable under the notes. Additionally, upon an event of default, both notes will accrue interest at a default interest rate of 24% per annum or the highest rate of interest permitted by law. During the first 6 months following the Issuance Date, the Company may redeem this Note by paying to the Holder an amount equal to the sum of 140% of the face amount plus any accrued interest. This Note may not be prepaid after the 6-month anniversary of the Issuance Date. The redemption must be closed and paid for within 3 business days of the Company sending the redemption demand or the redemption will be invalid, and the Company may not redeem this Note. In the event this Note is not prepaid within the 6-month period, the Conversion Price described in Section 4(a) shall be decreased from 65% to 60% (reflecting an effective conversion discount of 40%). Further, certain events of default may trigger penalty and liquidated damage provisions. (This note contains a provision where if the Company shall have defaulted on or breached any term of any other note of similar debt instrument into which the Company has entered and failed to cure such default within the appropriate grace period they would be considered in default of this note. The Company shall establish an initial reserve of 6,296,000 shares of its common stock and at all times reserve a minimum of 4 times the amount of shares required if the note were to fully convert. As of March 31, 2020, accrued interest on this note was $723.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2020 AND 2019

(US$)

NOTE 8 – NOTES PAYABLE (CONTINUED)

(o)	On January 17, 2020, the Company entered into a one year 8% $110,000 Convertible Note with GS Capital Partners, LLC pursuant to the terms of a Securities Purchase Agreement. The GS Capital Note has a maturity date of January 21, 2021 and carried a $10,000 original issue discount (such that $100,000 was funded to the Company on January 21, 2020). The holder is entitled, at its option, at any time after cash payment, to convert all or any amount of the principal face amount of the GS Note then outstanding into shares of the Company’s common stock at a price for each share of common stock equal to 65% of the lowest daily volume weighted average price (VWAP) of the common stock as reported on the National Quotations Bureau OTC Markets exchange, which the Company’s shares are traded or any exchange upon which the common stock may be traded in the future, for the twenty (20) prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. Such conversion shall be effectuated by the Company delivering the shares of common stock to the holder within 3 business days of receipt by the Company of the notice of conversion. Accrued but unpaid interest shall be subject to conversion. To the extent the conversion price of the Company’s common stock closes below the par value per share, the Company will take all steps necessary to solicit the consent of the stockholders to reduce the par value to the lowest value possible under law. The Company agrees to honor all conversions submitted pending this increase. In the event the Company experiences a DTC “Chill” on its shares, the conversion price shall be decreased to 55% instead of 65% while that “Chill” is in effect. In no event shall the holder be allowed to affect a conversion if such conversion, along with all other shares of the Company common stock beneficially owned by the holder and its affiliates would exceed 9.9% of the outstanding shares of the common stock of the Company. During the first six months that the GS Capital Note is in effect, the Company may redeem the GS Note by paying to the holder an amount as follows: (i) if the redemption is within the first 90 days of the issuance date, then for an amount equal to 120% of the unpaid principal amount of this Note along with any interest that has accrued during that period, (ii) if the redemption is after the 91st day, but less than the 180th day of the issuance date, then for an amount equal to 133% of the unpaid principal amount of this Note along with any accrued interest. The GS Note may not be redeemed after 180 days. The Company may not redeem the GS Capital Note after the 180th day from entering into it. Upon an event of default, among other default provisions set forth in the GS Capital Note, (i) interest shall accrue at a default interest rate of 24% per annum or, if such rate is usurious or not permitted by current law, then at the highest rate of interest permitted by law. (ii) if the Company shall fail to deliver to the holder the shares of common stock without restrictive legend (when permissible in accordance with applicable law) within three (3) business days of its receipt of a notice of conversion, then the Company shall pay a penalty of $250 per day the shares are not issued beginning on the 4th day after the conversion notice was delivered to the Company (which shall be increased to $500 per day beginning on the 10th day); (iii) if the Company’s stock ceases to be listed on an exchange, its stock is suspended from trading for more than 10 consecutive trading days or the Company ceases to file its reports with the SEC under the Securities Exchange Act of 1934, as amended, then the outstanding principal due under the GS Capital Note shall increase by 50%; or (iv) if the GS Capital Note is not paid at maturity, the outstanding principal due under this Note shall increase by 10%. In connection with the GS Capital Note, the Company issued irrevocable transfer agent instructions reserving 5,150,000 shares of its Common Stock for conversions under this Note (the “Share Reserve”) within 5 days from the date of execution and shall maintain a 2.5 times reserve for the amount then outstanding. Upon full conversion or repayment of this Note, any shares remaining in the Share Reserve shall be cancelled. Pursuant to this note, the Company issued to the noteholder 400,000 shares of its restricted common stock as debt commitment shares valued at $20,960 ($0.0524 per share). As of March 31, 2020, this note had accrued interest of $1,784.

(p)	On February 7, 2020, the Company effectuated a six-month convertible promissory note with Tangiers Global, LLC (the “Tangiers Note”). The Company received funds in the amount of $60,000 after reduction of the Original Issue Discount of $5,000. The $65,000 face value note matures on August 6, 2020 and bears and interest rate of 2%, guaranteed. This note has a fixed conversion price of $0.03 per share. The Company may redeem the note by paying to the note holder Investor an amount as follows: (i) if the redemption is within the first 30 days of the issuance date, then for an amount equal to 110% of the unpaid principal amount of this Note along with any interest that has accrued during that period, (ii) if the redemption is after the 31st day, but by the 60th day of the issuance date, then for an amount equal to 115%, (iii) if the redemption is after the 61st day, but by the 90th day of the issuance date, then for an amount equal to 120%, (iv) if the redemption is after the 91st day, but by the 180th day of the issuance date, then for an amount equal to 133%. The Company has established an initial reserve of 7,000,000 shares of its common stock and at all times reserve a minimum of five times the amount of shares required if the note were to fully convert.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2020 AND 2019

(US$)

NOTE 8 – NOTES PAYABLE (CONTINUED)

(p)	If the Note is not retired on or before the Maturity Date, then at any time and from time to time after the Maturity Date, and subject to the terms hereof and restrictions and limitations contained herein, the Holder shall have the right, at the Holder’s sole option, to convert in whole or in part the outstanding and unpaid Principal Amount under this Note into shares of Common Stock at the Variable Conversion Price which shall be equal to the lower of: (a) the Fixed Conversion Price or (b) 65% of the lowest volume weighted average price of the Company’s Common Stock during the 20 consecutive Trading Days prior to the date on which Holder elects to convert all or part of the Note. If the Company is placed on “chilled” status with the DTC, the discount shall be increased by 10%, i.e., from 35% to 45%, until such chill is remedied. If the Company is not DWAC eligible through their transfer agent and DTC’s FAST system, the discount will be increased by 5%, i.e., from 35% to 40%. In the case of both, the discount shall be a cumulative increase of 15%, i.e., from 35% to 50%. Holder may not engage in any “shorting” or “hedging” transaction(s) in the Common Stock of the Company prior to conversion. In the “Event of Default”, defined (i) a default in payment of any amount due hereunder; (ii) a default in the timely issuance of underlying shares, which default continues for 2 Trading Days after the Company has failed to issue shares or deliver stock certificates within the 3rd Trading Day following the Conversion Date; (iii) if the Company does not issue the press release or file the Current Report on Form 8-K; (iv) failure by the Company for 3 days after notice has been received by the Company to comply with any material provision of this Note; (v) any representation or warranty of the Company in this Note that is found to have been incorrect in any material respect when made, including, without limitation, the Exhibits; (vi) failure of the Company to remain compliant with DTC, thus incurring a “chilled” status with DTC; (vii) any default of any mortgage, indenture or instrument which may be issued, or by which there may be secured or evidenced any indebtedness, for money borrowed by the Company or for money borrowed the repayment of which is guaranteed by the Company, whether such indebtedness or guarantee now exists or shall be created hereafter; (viii) if the Company is subject to any Bankruptcy Event; (ix) any failure of the Company to satisfy its “filing” obligations under the Securities Exchange Act of 1934, as amended (the “1934 Act”) and the rules and guidelines issued by OTC Markets News Service, OTC Markets Group, Inc. and their affiliates; (x) failure of the Company to remain in good standing under the laws of its state of domicile; (xi) any failure of the Company to provide the Holder with information related to its corporate structure including, but not limited to, the number of authorized and outstanding shares, public float, etc. within 1 Trading Day of request by Holder; (xii) failure by the Company to maintain the Required Reserve in accordance with the terms of Section 2.00(e); (xiii) failure of Company’s Common Stock to maintain a closing bid price in its Principal Market for more than 3 consecutive Trading Days; (xiv) any delisting from a Principal Market for any reason; (xv) failure by Company to pay any of its transfer agent fees in excess of $2,000 or to maintain a transfer agent of record; (xvi) failure by Company to notify Holder of a change in transfer agent within 24 hours of such change; (xvii) any trading suspension imposed by the United States Securities and Exchange Commission (the “SEC”) under Sections 12(j) or 12(k) of the 1934 Act; (xviii) failure by the Company to meet all requirements necessary to satisfy the availability of Rule 144 to the Holder or its assigns, including but not limited to the timely fulfillment of its filing requirements as a fully- reporting issuer registered with the SEC, requirements for XBRL filings, and requirements for disclosure of financial statements on its website; or (xix) failure of the Company to abide by the Use of Proceeds or failure of the Company to inform the Holder of a change in the Use of Proceeds. If an Event of Default occurs, the outstanding Principal Amount of this Note owing in respect thereof through the date of acceleration, shall become, at the Holder’s election, immediately due and payable in cash at the “Mandatory Default Amount”. The Mandatory Default Amount means 33% of the outstanding Principal Amount of this Note will be automatically added to the Principal Sum of the Note and tack back to the Effective Date for purposes of Rule 144. Commencing 5 days after the occurrence of any Event of Default that results in the eventual acceleration of this Note, this Note shall accrue additional interest, in addition to the Note’s “guaranteed” interest, at a rate equal to the lesser of 12% per annum or the maximum rate permitted under applicable law. In connection with such acceleration described herein, the Holder need not provide, and the Issuer hereby waives, any presentment, demand, protest or other notice of any kind, and the Holder may immediately and without expiration of any grace period enforce any and all of its rights and remedies hereunder and all other remedies available to it under applicable law. Such acceleration may be rescinded and annulled by the Holder at any time prior to payment hereunder and the Holder shall have all rights as a holder of the note until such time, if any, as the Holder receives full payment. No such rescission or annulment shall affect any subsequent event of default or impair any right consequent thereon. Interest in the amount of $386 has been recognized on this note as of March 31, 2020.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2020 AND 2019

(US$)

NOTE 8 – NOTES PAYABLE (CONTINUED)

(q)	Effective February 11, 2020 the Company entered into a one-year 10% convertible promissory note with Crown Bridge Partners, LLC (“Crown”), having a face value of $55,000. The Company received funds in the amount of $50,000 on February 23, 2020, after reduction of the Original Issue Discount of $5,000. The $55,000 face value note matures on February 11, 2021. Any amount of principal or interest on this Note, which is not paid by the Maturity Date, shall bear interest at the rate of the lesser of (i) fifteen percent (15%) per annum or (ii) the maximum amount permitted by law from the due date thereof until the same is paid. Crown shall have the right at any time to convert all or any part of the outstanding and unpaid principal amount and accrued and unpaid interest of this Note into fully paid and non-assessable shares of Common Stock, as such Common Stock exists on the Issue Date, or any shares of capital stock or other securities of the Company into which such Common Stock shall hereafter be changed or reclassified at the conversion price determined; provided, however, that in no event shall Crown be entitled to convert any portion of this Note in excess of that portion of this Note upon conversion of which the sum of (1) the number of shares of Common Stock beneficially owned by Crown and its affiliates (other than shares of Common Stock which may be deemed beneficially owned through the ownership of the unconverted portion of the Notes or the unexercised or unconverted portion of any other security of the Company subject to a limitation on conversion or exercise analogous to the limitations contained herein) and (2) the number of shares of Common Stock issuable upon the conversion of the portion of this Note with respect to which the determination of this proviso is being made, would result in beneficial ownership by Crown and its affiliates of more than 4.99% of the outstanding shares of Common Stock. For purposes of the proviso to the immediately preceding sentence, beneficial ownership shall be determined in accordance with Section 13(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Regulations 13D-G thereunder. The number of shares of Common Stock to be issued upon each conversion of this Note shall be determined by dividing the Conversion Amount by the applicable Conversion Price then in effect on the date specified in the notice of conversion, delivered to the Company or Company’s transfer agent by Crown. The term “Conversion Amount” means, with respect to any conversion of this Note, the sum of (1) the principal amount of this Note to be converted in such conversion plus (2) at Crown’s option, accrued and unpaid interest, if any, on such principal amount at the interest rates provided in this Note to the Conversion Date, plus (3) at Crown’s option, Default Interest, if any. The Conversion Price shall be the lesser of (i) 65% multiplied by the lowest volume weighted average price on the OTCQB, or applicable trading market during the previous twenty (20) trading day period ending on the latest complete trading day prior to the date of this note or (ii) the variable conversion price which shall mean 65% multiplied by lowest intraday trading price of any market makers for the Common Stock during the twenty (20) trading day period ending on the last complete trading day prior to the conversion date. In the event that shares of the Company’s Common Stock are not deliverable via DWAC following the conversion of any amount hereunder, an additional ten percent (10%) discount shall be factored into the Variable Conversion Price until this Note is no longer outstanding (resulting in a discount rate of 45% assuming no other adjustments are triggered hereunder). Additionally, if the Company fails to comply with the reporting requirements of the Exchange Act (including but not limited to becoming late or delinquent in its filings, even if the Company subsequently cures such delinquency) at any time while after the Issue Date, and/or the Company shall cease to be subject to the reporting requirements of the Exchange Act, an additional fifteen percent (15%) discount shall be factored into the Variable Conversion Price until this Note is no longer outstanding (resulting in a discount rate of 50% assuming no other adjustments are triggered hereunder). Each time, while this Note is outstanding, the Company enters into a Section 3(a)(9) transaction (including but not limited to the issuance of new promissory notes or of a replacement promissory note), or Section 3(a)(10) transaction, in which any 3rd party has the right to convert monies owed to that 3rd party (or receive shares pursuant to a settlement or otherwise) at a discount to market greater than the Variable Conversion Price in effect at that time, then the Variable Conversion Price shall be automatically adjusted to such greater discount percentage until this Note is no longer outstanding. Each time, while this Note is outstanding, the Company enters into a Section 3(a)(9) transaction (including but not limited to the issuance of new promissory notes or of a replacement promissory note), or Section 3(a)(10) transaction, in which any 3rd party has a look back period greater than the look back period in effect under the Note at that time, then Crown’s look back period shall automatically be adjusted to such greater number of days until this Note is no longer outstanding. The Company shall give written notice to Crown, with the adjusted Variable Conversion Price and/or adjusted look back period, within one (1) business day of an event that requires any adjustment described in the two immediately preceding sentences. If at any time while this Note is outstanding, the Company enters into a transaction structured in accordance with, based upon, or related or pursuant to, in whole or in part, Section 3(a)(10) of the Securities Act (a “3(a)(10) Transaction”), then a liquidated damages charge of 25% of the outstanding principal balance of this Note at that time, will be assessed and will become immediately due and payable to the Crown, either in the form of cash payment or as an addition to the balance of the Note, as determined by mutual agreement of the Company and Crown.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2020 AND 2019

(US$)

NOTE 8 – NOTES PAYABLE (CONTINUED)

(q)	Crown shall be entitled to deduct $1,500 from the conversion amount in each Notice of Conversion to cover Crown’s deposit fees associated with each Notice of Conversion. If at any time the Conversion Price as determined hereunder for any conversion would be less than the par value of the Common Stock, then at the sole discretion of Crown, the Conversion Price hereunder may equal such par value for such conversion and the Conversion Amount for such conversion may be increased to include Additional Principal, where “Additional Principal” means such additional amount to be added to the Conversion Amount to the extent necessary to cause the number of conversion shares issuable upon such conversion to equal the same number of conversion shares as would have been issued had the Conversion Price not been adjusted by Crown to the par value price. The Company covenants that during the period the conversion right exists, the Company will reserve from its authorized and unissued Common Stock a sufficient number of shares, free from preemptive rights, to provide for the issuance of Common Stock upon the full conversion of this Note. The Company is required at all times to have authorized and reserved six times the number of shares that is actually issuable upon full conversion of the Note. If the Company fails to maintain its status as “DTC Eligible” for any reason, or, if at any time while this Note is outstanding the Conversion Price is equal to or lower than $0.01, then an additional twenty five percent (25%) discount shall be factored into the Variable Conversion Price until this Note is no longer outstanding (resulting in a discount rate of 60%, assuming no other adjustments are triggered hereunder). A breach or default by the Company of any covenant or other term or condition contained in any of the other financial instrument, including but not limited to all convertible promissory notes, currently issued, or hereafter issued, by the Company, to the Crown or any other 3rd party, after the passage of all applicable notice and cure or grace periods, shall, at the option of the Crown, be considered a default under this Note, in which event the Crown shall be entitled to apply all rights and remedies of the Crown under the terms of this Note by reason of a default under said Other Agreement or hereunder. The Company, on February 24, 2020, issued 250,000 debt commitment shares in conjunction with this note. The commitment shares had a value of $13,500 ($0.054 per share).As of March 31, 2020, this note had accrued interest of $542.

(r)	On March 17, 2020, the Company entered into security purchase agreement with Adar Alef, LLC whereby the Company issued an 8% convertible redeemable note in the principal amount of $44,000. The note was funded with net proceeds of $37,800, after the deduction of $4,000 for OID and $2,200 in legal fees. The note has a maturity date of March 17, 2021. The face value amount plus accrued interest under the note are convertible into shares of the Company’s common stock at a price for each share of common stock equal to 65% of the lowest daily VWAP of the common stock as reported on the National Quotations Bureau OTC Markets market for the 20 prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. In the event the Company experiences a DTC “chill” on its shares, the conversion price shall be decreased to 55% instead of 65% while that “chill” is in effect. Upon an event of default, principal and accrued interest will become immediately due and payable under the notes. Additionally, upon an event of default, both notes will accrue interest at a default interest rate of 24% per annum or the highest rate of interest permitted by law. During the first 180 days following entry into this note, the Company may redeem this Note by paying to the Holder an amount equal to the sum of 140% of the face amount plus any accrued interest. This Note may not be prepaid after the 6-month anniversary of entry. The redemption must be closed and paid for within 3 business days of the Company sending the redemption demand or the redemption will be invalid, and the Company may not redeem this Note. In the event this Note is not prepaid within the 6-month period, the Conversion Price described in Section 4(a) shall be decreased from 65% to 60% (reflecting an effective conversion discount of 40%). Further, certain events of default may trigger penalty and liquidated damage provisions. This note contains a provision where if the Company shall have defaulted on or breached any term of any other note of similar debt instrument into which the Company has entered and failed to cure such default within the appropriate grace period they would be considered in default of this note. The Company shall establish an initial reserve of 7,584,500 shares of its common stock and at all times reserve a minimum of 4 times the amount of shares required if the note were to fully convert. As of March 31, 2020, this note had accrued interest of $135.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2020 AND 2019

(US$)

NOTE 8 – NOTES PAYABLE (CONTINUED)

(s)	On March 23, 2020, the Company effectuated a six-month convertible promissory note with Tangiers Global, LLC. The Company received funds in the amount of $41,000 after reduction of the Original Issue Discount of $2,050. The $43,050 face value note matures on September 23, 2020 and bears an interest rate of 5%, guaranteed. This note has a fixed conversion price of $0.03 per share. The Company may redeem the note by paying to Tangiers an amount as follows: (i) if the redemption is within the first 30 days of the issuance date, then for an amount equal to 110% of the unpaid principal amount of this Note along with any interest that has accrued during that period, (ii) if the redemption is after the 31st day, but by the 60th day of the issuance date, then for an amount equal to 115%, (iii) if the redemption is after the 61st day, but by the 90th day of the issuance date, then for an amount equal to 120%, (iv) if the redemption is after the 91st day, but by the 180th day of the issuance date, then for an amount equal to 133%. After 180 days from the effective date, the Company may not pay this note, in whole or in part without prior written consent by Holder. The Company covenants that it will at all times reserve and keep available for Tangiers, out of its authorized and unissued Common Stock five times the number of shares of Common Stock as shall be issuable upon the full conversion of this Note. If the Note is not retired on or before the Maturity Date, then at any time and from time to time after the Maturity Date, and subject to the terms hereof and restrictions and limitations contained herein, the Tangiers shall have the right, at the Tangiers’s sole option, to convert in whole or in part the outstanding and unpaid Principal Amount under this Note into shares of Common Stock at the Variable Conversion Price which shall be equal to the lower of: (a) the Fixed Conversion Price or (b) 65% of the lowest volume weighted average price of the Company’s Common Stock during the 20 consecutive Trading Days prior to the date on which Tangiers elects to convert all or part of the Note. If the Company is placed on “chilled” status with the DTC, the discount shall be increased by 10%, i.e., from 35% to 45%, until such chill is remedied. If the Company is not DWAC eligible through their transfer agent and DTC’s FAST system, the discount will be increased by 5%, i.e., from 35% to 40%. In the case of both, the discount shall be a cumulative increase of 15%, i.e., from 35% to 50%. Tangiers may not engage in any “shorting” or “hedging” transaction(s) in the Common Stock of the Company prior to conversion. In the “Event of Default”, defined (i) a default in payment of any amount due hereunder; (ii) a default in the timely issuance of underlying shares, which default continues for 2 Trading Days after the Company has failed to issue shares or deliver stock certificates within the 3rd Trading Day following the Conversion Date; (iii) if the Company does not issue the press release or file the Current Report on Form 8-K; (iv) failure by the Company for 3 days after notice has been received by the Company to comply with any material provision of this Note; (v) any representation or warranty of the Company in this Note that is found to have been incorrect in any material respect when made, including, without limitation, the Exhibits; (vi) failure of the Company to remain compliant with DTC, thus incurring a “chilled” status with DTC; (vii) any default of any mortgage, indenture or instrument which may be issued, or by which there may be secured or evidenced any indebtedness, for money borrowed by the Company or for money borrowed the repayment of which is guaranteed by the Company, whether such indebtedness or guarantee now exists or shall be created hereafter; (viii) if the Company is subject to any Bankruptcy Event; (ix) any failure of the Company to satisfy its “filing” obligations under the Securities Exchange Act of 1934, as amended (the “1934 Act”) and the rules and guidelines issued by OTC Markets News Service, OTC Markets Group, Inc. and their affiliates; (x) failure of the Company to remain in good standing under the laws of its state of domicile; (xi) any failure of the Company to provide the Tangiers with information related to its corporate structure including, but not limited to, the number of authorized and outstanding shares, public float within 1 Trading Day of request by Tangiers; (xii) failure by the Company to maintain the Required Reserve; (xiii) failure of Company’s Common Stock to maintain a closing bid price in its Principal Market for more than 3 consecutive Trading Days; (xiv) any delisting from a Principal Market for any reason; (xv) failure by Company to pay any of its transfer agent fees in excess of $2,000 or to maintain a transfer agent of record; (xvi) failure by Company to notify Tangiers of a change in transfer agent within 24 hours of such change; (xvii) any trading suspension imposed by the United States Securities and Exchange Commission (the “SEC”) under Sections 12(j) or 12(k) of the 1934 Act; (xviii) failure by the Company to meet all requirements necessary to satisfy the availability of Rule 144 to the Tangiers or its assigns, including but not limited to the timely fulfillment of its filing requirements as a fully- reporting issuer registered with the SEC, requirements for XBRL filings, and requirements for disclosure of financial statements on its website; or (xix) failure of the Company to abide by the Use of Proceeds or failure of the Company to inform the Tangiers of a change in the Use of Proceeds. If an Event of Default occurs, the outstanding Principal Amount of this Note owing in respect thereof through the date of acceleration, shall become, at the Tangiers’s election, immediately due and payable in cash at the “Mandatory Default Amount”. The Mandatory Default Amount means 33% of the outstanding Principal Amount of this Note will be automatically added to the Principal Sum of the Note and tack back to the Effective Date for purposes of Rule 144.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2020 AND 2019

(US$)

NOTE 8 – NOTES PAYABLE (CONTINUED)

(s)	Commencing 5 days after the occurrence of any Event of Default that results in the eventual acceleration of this Note, this Note shall accrue additional interest, in addition to the Note’s “guaranteed” interest, at a rate equal to the lesser of 15% per annum or the maximum rate permitted under applicable law. In connection with such acceleration described herein, the Tangiers need not provide, and the Issuer hereby waives, any presentment, demand, protest or other notice of any kind, and the Tangiers may immediately and without expiration of any grace period enforce any and all of its rights and remedies hereunder and all other remedies available to it under applicable law. Such acceleration may be rescinded and annulled by the Tangiers at any time prior to payment hereunder and the Tangiers shall have all rights as a Tangiers of the note until such time, if any, as the Tangiers receives full payment. No such rescission or annulment shall affect any subsequent event of default or impair any right consequent thereon. As of March 31, 2020, this note had accrued interest of $94.

During the year ended March 31, 2019, the Company issued 5,946,516 shares of common stock to holders of convertible notes to retire $187,000 in principal and $13,718 of accrued interest (at an average conversion price of $0.03375 per share) under the convertible notes.

During the year ended March 31, 2020, the Company issued 21,295,495 shares of common stock to holders of convertible notes to retire $467,500 and $28,762 of note principal and accrued interest, respectively.

Interest expense for the year ended March 31, 2020 was $902,228 compared to $280,587 for the prior year. Accrued interest at March 31, 2020 and 2019 was $39,384 and $30,780, respectively.

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

On December 26, 2019, Chief Executive Officer, Seth Shaw, deposited $50,159 to be used for operating expenses. This is an interest free loan to the Company.

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

NOTE 10 – STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

As of December 31, 2019, the Company is authorized to issue 400,000,000 shares of its common stock. As of March 31, 2020 and June 28, 2020 there were 107,039,107 and 145,323,728 shares, respectively of common stock issued and outstanding.

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

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2020 AND 2019

(US$)

NOTE 10 – STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

S-1 Registration Statement and Investment Agreement with Tangiers Global, LLC

On March 5, 2020, the Company filed and S-1 Registration Statement pursuant to the January 21, 2020, Investment Agreement entered into Tangiers in order to establish a source of funding for our operations. Under the Investment Agreement, Tangiers has agreed to provide us with up to $5,000,000 of funding during the period ending three years from the date of this prospectus. From time to time during the period ending three (3) years after this filing, we may, in our sole discretion, deliver a Put Notice to Tangiers. The Put Notice will specify the number of shares of common stock which we intend to sell to Tangiers on a closing date. The closing of a purchase by Tangiers of the shares specified by us in the Put Notice will occur on the date which is no earlier than five and no later than seven Trading Days following the date Tangiers receives the Put Notice. On the closing date we will sell to Tangiers the shares specified in the Put Notice, and Tangiers will pay us an amount equal to the Purchase Price multiplied by the number of shares specified in the Put Notice. The maximum amount of shares of Common Stock that the Company shall be entitled to Put to Tangiers per any applicable Put Notice shall be an amount of shares up to or equal to two hundred percent (200%) of the average of the daily trading volume (U.S. market only) of the Common Stock for the ten (10) consecutive Trading Days immediately prior to the applicable Put Notice Date (the “Put Amount”) so long as such amount is at least Five Thousand Dollars ($5,000) and does not exceed Three Hundred Fifty Thousand Dollars ($350,000), as calculated by multiplying the Put Amount by the average daily VWAP for the ten (10) consecutive Trading Days immediately prior to the applicable Put Notice Date. During the 36-month term of the Investment Agreement, the Company shall not be entitled to submit a Put Notice until after the previous Closing has been completed. Notwithstanding the foregoing, the Company may not deliver a Put Notice on or earlier of the eighth (8th) Trading Day immediately following the preceding Put Notice Date (the “Waiting Period”), unless a written waiver to deliver Put Notice during the Waiting Period is obtained by the Company from the Investor in advance. The number of shares to be sold by Tangiers in this offering will vary from time-to-time and will depend upon the number of shares purchased from us pursuant to the terms of the Investment Agreement. However, 76,000,000 shares of common stock is the maximum number of shares which we may sell to Tangiers.

Purchase Price means 88% of the lowest VWAP of the Common Stock during the five (5) consecutive Trading Days including and immediately following the applicable to the Put Notice, provided, however, an additional 10% will be added to the discount of each Put if (i) the Company is not DWAC eligible and (ii) an additional 15% will be added to the discount of each Put if the Company is under DTC “chill” status on the applicable Put Notice Date. Principal Market means the NYSE MKT, the Nasdaq Capital Market, the OTC Bulletin Board or the OTC Markets Group, whichever is the principal market on which our common stock is traded. VWAP means a price determined by the daily volume weighted average price of our common stock on the Principal Market as reported by (i) Bloomberg Financial L.P. or (ii) Stock Charts/Quote Media for the ten consecutive Trading Days immediately prior to the date of the delivery of a Put Notice.

The S-1 Registration statement became effective March 16, 2020. As of March 31, 2020, the Company has initiated no put notices to Tangiers and has received no proceeds. Subsequent to March 31, 2020, the Company has sold 5,750,000 registered common shares for total proceeds of $154,418.

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

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2020 AND 2019

(US$)

NOTE 10 – STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Common Stock (Continued)

Fiscal Year 2019

On January 12, 2019, the Company and Open Therapeutics agreed to extinguish the $75,000 contingent liability in exchange for a one-time issuance of 500,000 restricted shares of Company’s common stock. The shares were recorded at a value of $24,750 ($0.0495 per share) as a loss on settlement in the Company’s consolidated financial statements.

Fiscal Year 2020

During the year ended March 31, 2020, the Company issued 2,450,000 shares under our various distribution agreements, as more fully described in Note 1. Common shares issued had a value of $496,261 ($0.08 to $0.2092 per share).

During the year ended March 31, 2020, the Company issued 21,295,495 shares for conversion of debt in the amount of $467,500 as well as accrued interest in the amount of $28,762 ($0.01412 to $0.04725 per share).

During the year ended March 31, 2020, the Company issued 250,000 shares issued to Vice President of Distribution and Marketing.

During the year ended March 31, 2020, the Company issued 7,100,000 shares issued for services rendered.

During the year ended March 31, 2020, the Company issued 2,350,000 shares for debt commitments in the amount of $218,460 ($0.039 to $0.19 per share).

During the year ended March 31, 2020, the Company recognized $569,636 in beneficial conversion feature for convertible notes whereby the holder can exercise conversion rights at a discount to the market price.

During the year ended March 31, 2020, the Company issued 5,470,286 shares under stock purchase agreements in consideration for $143,420 ($0.02 to $0.07 per share) to accredited investors that are unrelated third parties.

On March 27, 2020, the Company entered into a stock purchase agreement with an accredited investor to purchase 200,000 restricted shares of Company’s common stock for $5,000 ($0.025 per share.) As of this report date, these shares have not been issued.

In connection with some of the consulting agreements and board advisory agreements the Company has entered into, as the following clauses are part of the compensation arrangements: (a) the consultant will be reimbursed for all reasonable out of pocket expenses and (b) the Company, in its sole discretion, may make additional cash payments and/or issue additional shares of common stock to the consultant based upon the consultant’s performance. The Company recognized $569,636 and $296,705 in stock-based compensation expense related to these agreements in the years ended March 31, 2020 and 2019.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2020 AND 2019

(US$)

NOTE 10 – STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Warrants for Common Stock

The following table summarizes warrant activity for the years ended March 31, 2020 and 2019:

		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding at March 31, 2018	1,433,611	$1.06	3.02 Years	$—

Granted	—	—		—
Expired	(223,335)	0.2843
Exercised	—	—
Canceled	—	—

Outstanding and exercisable March 31, 2019	1,210,276	$1.2	1.28 Years	$—

Granted	—	—		—
Expired	(488,011)	0.75
Exercised	—	—
Canceled	—	—

Outstanding and exercisable March 31, 2020	722,265	$1.50	0.83 Years	$—

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

During the year ended March 31, 2020, 488,011 three-year warrants expired which were awarded to investors in conjunction with security purchase agreements. These warrants had a strike price of $0.75.

Stock Options

On February 1, 2012, the Company awarded to each of two executives’, one current and one former, options to purchase 66,667 common shares, an aggregate of 133,334 shares. These options vested immediately and were for services performed.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2020 AND 2019

(US$)

NOTE 10 – STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Stock Options (Continued)

The following table summarizes option activity for the years ended March 31, 2020 and 2019:

Weighted
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding at March 31, 2018	133,334	$7.50	3.85 Years	$—

Granted	—	—
Expired	—	—
Exercised	—	—

Outstanding at March 31, 2019	133,334	$7.50	2.85 Years	$—

Granted	—	—
Expired	—	—
Exercised	—	—

Outstanding and exercisable March 31, 2020	133,334	$7.50	1.85 Years	$—

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

The following table summarizes the significant differences between the U.S. Federal statutory tax rate and the Company’s effective tax rate for financial statement purposes for the years ended March 31, 2020 and 2019:

	March 31, 2020	March 31,2019
Federal income taxes at statutory rate	21.00%	21.00%
State income taxes at statutory rate	0.00%	0.00%
Temporary differences	2.42%	1.48%
Permanent differences	(0.87)%	0.24%
Impact of Tax Reform Act	0.00%	(167.44)%
Change in valuation allowance	(22.55)%	144.72%
Totals	0.00%	0.00%

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

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2020 AND 2019

(US$)

NOTE 11 – PROVISION FOR INCOME TAXES (CONTINUED)

	As of	As of
	March 31, 2020	March 31, 2019
Deferred tax assets:
Net operating losses before non-deductible items	$4,269,938	$3,685,807
Loss on disposal of fixed assets	613	355
Stock-based compensation	329,214	209,591
Unrealized gains or losses on investments	(50,290)	(4,258)
Total deferred tax assets	4,599,765	3,891,495
Less: Valuation allowance	(4,599,765)	(3,891,495)

Net deferred tax assets	$-	$-

At March 31, 2020, the Company had a U.S. net operating loss carryforward in the approximate amount of $20.35 million available to offset future taxable income through 2038. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods. The valuation allowance increased by $657,980 in the year ended March 31, 2020 and decreased by $1,516,710 in the year ended March 31, 2019. The net decreases were the result of the tax effects of the Tax Cuts and Jobs Act (the “TCJA”) offset by taxable losses net of timing differences in each of the years.

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

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2020 AND 2019

(US$)

NOTE 12 – INVESTMENTS (CONTINUED)

Trading securities (Continued)

At March 31, 2020

Company		Beginning of Period Cost	Purchases	Sales Proceeds	End of Period Cost	Fair Value	Realized Gain (Loss)	Unrealized Gain (Loss)
VistaGen Therapeutics Inc (VTGN)	(b)	287,500	-	-	287,500	$101,200	-	(186,300)
Basanite Inc. (BASA)	(h)	30,000	-	40,000	-	-	10,000	-
Totals		$317,500	$-	$40,000	$287,500	$101,200	$-	$(186,300	)**

* Represents the Unrealized Gain (Loss) at March 31, 2019 for securities being held by the Company. For the year ended March 31, 2019, there was a cumulative unrealized gain on trading securities of $223,349 on these investments.

**This amount represents the cumulative unrealized gain as of March 31, 2020, which includes $193,200 for the year ended March 31, 2020.

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

FOR THE YEARS ENDED MARCH 31, 2020 AND 2019

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

(h)	On July 5, 2018, the Company purchased 100,000 shares of Basanite Industries Inc. (BASA) (formerly Paymeon, Inc. (PAYM)) for $12,998 ($0.13 per share) in the open market. During July 2018 the Company sold the 100,000 shares for $10,821 ($0.11 per share) for a realized loss of $2,177. On July 9, 2018, the Company purchased 400,000 restricted common shares directly from the Company for $30,000 ($0.075 per share). During the year ended March 31, 20120, the Company sold its 400,000 shares for $40,000 ($0.10 per share) recognizing a profit of $10,000.

(i)	During the year ended March 31, 2019, the Company purchased 44,000 common shares of Achieve Life Sciences (ACHV) for $177,355 ($4.03 per share). During the year ended March 31, 2019, the Company sold all 44,000 shares for $112,221 ($2.55 per share) for a realized loss of $65,135.

(j)	During the year ended March 31, 2019, the Company purchased 450,000 common shares of Decision Diagnostics (DECN) for $20,480 ($0.046 per share). During the year ended March 31, 2019, the Company sold all of its shares for $16,893 ($0.038 per share) for a realized loss of $3,586.

At March 31, 2020, the Company held warrants for AYTU to purchase 5,555 common shares at a strike price of $10.80 with an expiration of March 6, 2023. The strike price and number of shares were adjusted for the August 10, 2018, 1 for 20 reverse stock-split. At March 31, 2020, these warrants were out of the money by $9.30 per share and are not publicly traded, and the Company has not recognized the value of these warrants as they are not liquid.

On December 11, 2019, the Company purchased 250,000 three-year restricted warrant for VTGN at a cost of $0.15 each (total value of $37,500). These warrants have a strike price of $0.50 each. As of March 31, 2020, these shares were $0.06 out of the money but since these warrants are not publicly traded, the Company has not recognized the value of these warrants as they are not liquid.

In addition to the 250,000 VTGN warrants noted above, at March 31, 2020, the Company currently holds warrants for VTGN to purchase 320,000 shares of common stock at a strike price of $1.50 per share with an expiration of December 13, 2022. At March 31, 2020 these warrants were out of the money by $1.06 each. The Company also owns warrants for VTGN to purchase 230,000 shares of common stock at a strike price of $1.50 per share with an expiration of February 28, 2022. On December 4, 2019, VTGN adjusted the strike price of the February 2022 warrants to $0.50 each. These was neither a gain nor loss on the transaction since there is no value recognized by the Company. At March 31, 2020, these warrants were out of the money by $0.06 per share. Since these 550,000 total warrants are not publicly traded, the Company has not recognized the value of these warrants as they are not liquid. The strike price on these options will revert back to $1.50 at December 4, 2021 for all unexercised options.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2020 AND 2019

(US$)

NOTE 12 – INVESTMENTS (CONTINUED)

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

On August 25, 2018, the Company sold all gold and silver commodities held for a sum of $24,046, recognizing a loss on the transaction of $2,737. During the year ended March 31, 2019, had an unrealized loss on digital currency of $3,143 prior to the conversion to the gold and silver. During the year ended March 31, 2020, the Company had no digital currency activity.

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

On April 8, 2019, the Company invested $20,400 in Küdzoo, Inc., in which the Company had previously invested $37,500. The $20,400 investment was recorded at cost representing a 0.2% of the proportionate interest in the outstanding of the Company after this offering based on a pre-money valuation of $10,200,000.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2020 AND 2019

(US$)

NOTE 12 – INVESTMENTS (CONTINUED)

Equity investments

Cost investments (Continued)

Küdzoo, Inc. (continued)

On December l8, 2019, the Company invested $22,000 in Küdzoo, Inc. The $22,000 investment was recorded at cost representing a 0.2% of the proportionate interest in the outstanding of the Company after this offering based on a pre-money valuation of $10,200,000.

On January 6, 2020 and January 24, 2020, the Company invested a total of $25,700 in Küdzoo, Inc. The $25,700 investment was recorded at cost representing a 0.25%  of the proportionate interest in the outstanding of the Company after this offering based on a pre-money valuation of $10,200,000.

Subsequent to March 31, 2020, the current equity round, the entire valuation under which the Company invested was revalued to a valuation of $7,500,000 and the Company was made whole by a proportionate increase in its equity ownership. As of March 31, 2020, the Company’s adjusted ownership percentage was 1.41%.

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

The Company tested the investment value for Serendipity as of March 31, 2020  for impairment. It was noted that the value of the company has maintained its value through reviews of their financial performance, therefore, the Company does not believe there is any impairment of this investment as of March 31, 2020.

NOTE 13 – FAIR VALUE MEASUREMENTS

The following summarizes the Company’s financial assets and liabilities that are measured at fair value on a recurring basis at March 31, 2020 and 2019:

	March 31, 2020
	Level 1	Level 2	Level 3	Total
Assets
Investment-trading securities	$101,200	$-	$-	$101,200
Cost method investment – Küdzoo	$-	$-	$105,600	$105,600
Cost method investment – Serendipity Brands	$-	$-	$35,000	$35,000

	March 31, 2019
	Level 1	Level 2	Level 3	Total
Assets
Investment-trading securities	$350,400	$-	$-	$350,400
Cost method investment – Küdzoo	$-	$-	$37,500	$37,500
Cost method investment – Serendipity Brands	$-	$-	$35,000	$35,000

NOTE 14 – CONCENTRATIONS

During the year ended March 31, 2019, we have one supplier for 100% of our product who is also the manufacturer of Tauri-GumTM.

During the year ended March 31, 2020, we have one supplier for our Tauri-GumTM product (mint, blood orange and pomegranate gum) which accounted for 84.8% of our full year-end inventory as well as 84.8% of sales for this period.

For the years ended March 31, 2020, two customers accounted for 41.20% of product sales from continuing operations. For the year ended March 31, 2019, one customer accounted for 97% of product sales from continuing operations.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2020 AND 2019

(US$)

NOTE 15 – SUBSEQUENT EVENTS

Subsequent to March 31, 2020, the Company issued additional shares of Common Stock as follows: (i) 6,000,000 restricted shares of common stock in a private placement purchased by accredited individual investors for cash of $191,000 ($0.0318 per share); (ii) 1,000,000 shares of restricted common stock were issued to consultants for services rendered (iii) 525,000 shares of restricted common stock for commitment shares relative to convertible notes issued and (iv) 20,009,621 shares of restricted common stock in conversion of convertible notes issued by us of $370,000 and accrued interest of $26,841, (v) 5,000,000 shares of restricted common stock were issued in conjunction with the collaboration agreement with Aegea Biotechnologies Inc. and (vi) 5,750,000 registered shares of our Common Stock were issued under the Investment Agreement with Tangiers.

See description of our stock issuances in this annual report beginning on page F-40, and as otherwise described in this annual report in more detail through the description of the applicable agreements pursuant to which we have issued these securities.

Collaboration Agreement with Aegea Biotechnologies Inc.

On April 3, 2020, Tauriga Sciences, Inc. entered into a collaboration agreement (“Collaboration Agreement”) with Aegea Biotechnologies Inc. (“Aegea”), for the purpose of developing a Rapid, Multiplexed Novel Coronavirus (COVID-19) Point of Care Test with Superior Sensitivity and Selectivity (the “SARS-Col 2 Test”). The parties believe that the benefits of the SARS-CoV-2 Test are as follows: a Rapid SARS-CoV-2 test with the sensitivity and specificity to eliminate false negatives and false positives, and with the ability to detect and measure viral shed, even in patients who are asymptomatic. This SARS-CoV-2 test would use Aegea’s patented technologies, including Selector Technology - is this described anywhere here? If not, delete], to take coronavirus testing to the next level by differentiating different strains of SARS-CoV-2. The test, if successful, would be adaptable to additional SARS-CoV-2 strain types as necessary and as the virus mutates. It also has the possibility to be rapidly be customized to provide similarly sensitive and specific assays for other viruses. The Company has committed to raise funding for the purposes set forth in under the Collaboration Agreement from its $5,000,000 Equity Line of Credit (“ELOC”) beginning on March 16, 2020. Seventy percent (70%) of the Net Proceeds from the sale of the initial 10,000,000 shares of stock of Tauriga under the ELOC will be invested in Aegea for the development of the Covid Test and used to purchase shares of common stock of Aegea, at a purchase price of $4.00 per share.

Pursuant to the amended terms of the Collaboration Agreement, following the initial sale of 10,000,000 shares of our common stock under the ELOC, twenty percent (20%) of all subsequent net proceeds from the sale of shares under the ELOC shall be used to purchase additional shares of common stock of Aegea at a purchase price of $4.00 per share. The $4.00 stock price corresponds to a current pre-money valuation of Aegea of $25,000,000 for each tranche of cash, up to the first $2,000,000 of our investment in Aegea. The valuation will be reassessed and reset by the parties after the first $2,000,000 of Tauriga’s investment is received by Aegea. In addition, as part of our agreement with Aegea, On May 26, 2020, Tauriga also issued to Aegea 5,000,000 unregistered common shares of Tauriga common stock. The Collaboration Agreement commence upon signing and will continue indefinitely, unless amended or terminated by mutual written agreement of the parties. As of this report date and subsequent to the balance sheet date, the Company has invested $183,443 in exchange for 45,861 shares of Aegea ($4.00 per share).

Convertible Notes

GS Capital, LLC

On April 17, 2020, the Company entered into a one year 8% $55,000 convertible Note with GS Capital Partners, LLC pursuant to the terms of a Securities Purchase Agreement (“GS Note”). The GS Note has a maturity date of April 17, 2021 and carried a $5,000 original issue discount (such that $50,000 was funded to the Company on April 17, 2020). The holder is entitled, at its option, at any time after cash payment, to convert all or any amount of the principal face amount of the GS Note then outstanding into shares of the Company’s common stock at a price for each share of common stock equal to 65% of the lowest daily volume weighted average price (VWAP) of the common stock as reported on the National Quotations Bureau OTC Markets exchange, which the Company’s shares are traded or any exchange upon which the common stock may be traded in the future, for the twenty (20) prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. Such conversion shall be effectuated by the Company delivering the shares of common stock to the holder within 3 business days of receipt by the Company of the notice of conversion. Accrued but unpaid interest shall be subject to conversion. To the extent the conversion price of the Company’s common stock closes below the par value per share, the Company will take all steps necessary to solicit the consent of the stockholders to reduce the par value to the lowest value possible under law. The Company agrees to honor all conversions submitted pending this increase.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2020 AND 2019

(US$)

NOTE 15 – SUBSEQUENT EVENTS (CONTINUED)

Convertible Notes (Continued)

GS Capital, LLC (Continued)

In the event the Company experiences a DTC “Chill” on its shares, the conversion price shall be decreased to 55% instead of 65% while that “Chill” is in effect. In no event shall the holder be allowed to affect a conversion if such conversion, along with all other shares of the Company common stock beneficially owned by the holder and its affiliates would exceed 9.9% of the outstanding shares of the common stock of the Company. During the first six months that the GS Capital Note is in effect, the Company may redeem the GS Note by paying to the holder an amount as follows: (i) if the redemption is within the first 90 days of the issuance date, then for an amount equal to 120% of the unpaid principal amount of this Note along with any interest that has accrued during that period, (ii) if the redemption is after the 91st day, but less than the 180th day of the issuance date, then for an amount equal to 133% of the unpaid principal amount of this Note along with any accrued interest. The GS Note may not be redeemed after 180 days after entering into it. Upon an event of default, among other default provisions set forth in the GS Capital Note, (i) interest shall accrue at a default interest rate of 24% per annum or, if such rate is usurious or not permitted by current law, then at the highest rate of interest permitted by law. (ii) if the Company shall fail to deliver to the holder the shares of common stock without restrictive legend (when permissible in accordance with applicable law) within three (3) business days of its receipt of a notice of conversion, then the Company shall pay a penalty of $250 per day the shares are not issued beginning on the 4th day after the conversion notice was delivered to the Company (which shall be increased to $500 per day beginning on the 10th day); (iii) if the Company’s stock ceases to be listed on an exchange, its stock is suspended from trading for more than 10 consecutive trading days or the Company ceases to file its reports with the SEC under the Securities Exchange Act of 1934, as amended, then the outstanding principal due under the GS Capital Note shall increase by 50%; or (iv) if the GS Capital Note is not paid at maturity, the outstanding principal due under this Note shall increase by 10%. In connection with the GS Capital Note, the Company issued irrevocable transfer agent instructions reserving 5,717,000 shares of its common Stock for conversions under this Note (the “Share Reserve”) within 5 days from the date of execution and shall maintain a 2.5 times reserve for the amount then outstanding. Upon full conversion or repayment of this Note, any shares remaining in the Share Reserve shall be cancelled. The Company issued to the noteholder 150,000 shares of its restricted common stock as debt commitment shares valued at $5,000 ($0.03 per share).

Adar Alef, LLC

On April 30, 2020, the Company entered into securities purchase agreement with Adar Alef, LLC whereby the Company issued an 8% convertible redeemable note in the principal amount of $44,000. The note was funded with net proceeds of $37,800, after the deduction of $4,000 for OID and $2,200 in legal fees. The note has a maturity date of April 30, 2021. The face value amount plus accrued interest under the note are convertible into shares of the Company’s common stock at a price for each share of common stock equal to 65% of the lowest daily VWAP of the common stock as reported on the National Quotations Bureau OTC Markets market on which the Company’s shares are traded or any exchange upon which the common stock may be traded in the future, for the 20 prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. In the event the Company experiences a DTC “chill” on its shares, the conversion price shall be decreased to 55% instead of 65% while that “chill” is in effect. Upon an event of default, principal and accrued interest will become immediately due and payable under the notes. Additionally, upon an event of default, both notes will accrue interest at a default interest rate of 24% per annum or the highest rate of interest permitted by law. During the first 6 months following the Issuance Date, the Company may redeem this Note by paying to the Holder an amount equal to the sum of 140% of the face amount plus any accrued interest. The redemption must be closed and paid for within 3 business days of the Company sending the redemption demand or the redemption will be invalid, and the Company may not redeem this Note. In the event this Note is not prepaid within the 6-month period, the conversion Price described above shall be decreased from 65% to 60% (reflecting an effective conversion discount of 40%). Further, certain events of default may trigger penalty and liquidated damage provisions. (This note contains a provision where if the Company shall have defaulted on or breached any term of any other note of similar debt instrument into which the Company has entered and failed to cure such default within the appropriate grace period they would be considered in default of this note. The Company shall establish an initial reserve of 7,736,000 shares of its common stock and at all times reserve a minimum of 4 times the amount of shares required if the note were to fully convert. This Note may not be prepaid after the 6-month anniversary of the issuance date.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2020 AND 2019

(US$)

NOTE 15 – SUBSEQUENT EVENTS (CONTINUED)

Convertible Notes (Continued)

Tangiers Global, LLC

On May 8, 2020, the Company effectuated a six-month fixed convertible promissory note with Tangiers Global, LLC with a total face value of $102,500 containing an original issue discount of $2,500. On May 8, 2020, the Company received funds in the amount of $50,000 and recognized original issue discount of $1,250. This note matures on November 8, 2020 and bears an annual interest rate of 5%. This note has a fixed conversion price of $0.03 per share. The Company may redeem the note by paying to Tangiers an amount as follows: (i) if the redemption is within the first 90 days of the issuance date, then for an amount equal to 110% of the unpaid principal amount so paid of this Note along with any interest that has accrued during that period, and (ii) if the redemption is after the 91st day, but by the 180th day of the issuance date, then for an amount equal to 120%. After 180 days from the effective date, the Company may not pay this note, in whole or in part without prior written consent by Holder. The Company covenants that it will at all times reserve and keep available for Tangiers, out of its authorized and unissued Common Stock three times the number of shares of Common Stock as shall be issuable upon the full conversion of this Note. If the Note is not retired on or before the Maturity Date, then at any time and from time to time after the Maturity Date, and subject to the terms hereof and restrictions and limitations contained herein, the Tangiers shall have the right, at the Tangiers’s sole option, to convert in whole or in part the outstanding and unpaid Principal Amount under this Note into shares of Common Stock at the Variable Conversion Price which shall be equal to the lower of: (a) the Fixed Conversion Price or (b) 70% of the lowest volume weighted average price of the Company’s Common Stock during the 15 consecutive Trading Days prior to the date on which Tangiers elects to convert all or part of the Note. If the Company is placed on “chilled” status with the DTC, the discount shall be increased by 10%, i.e., from 30% to 40%, until such chill is remedied. If the Company is not DWAC eligible through their transfer agent and DTC’s FAST system, the discount will be increased by 5%, i.e., from 30% to 35%. In the case of both, the discount shall be a cumulative increase of 15%, i.e., from 30% to 45%. Tangiers may not engage in any “shorting” or “hedging” transaction(s) in the Common Stock of the Company prior to conversion.

In the “Event of Default”, defined (i) a default in payment of any amount due hereunder; (ii) a default in the timely issuance of underlying shares, which default continues for 2 Trading Days after the Company has failed to issue shares or deliver stock certificates within the 3rd Trading Day following the Conversion Date; (iii) if the Company does not issue the press release or file the Current Report on Form 8-K; (iv) failure by the Company for 3 days after notice has been received by the Company to comply with any material provision of this Note; (v) any representation or warranty of the Company in this Note that is found to have been incorrect in any material respect when made, including, without limitation, the Exhibits; (vi) failure of the Company to remain compliant with DTC, thus incurring a “chilled” status with DTC; (vii) any default of any mortgage, indenture or instrument which may be issued, or by which there may be secured or evidenced any indebtedness, for money borrowed by the Company or for money borrowed the repayment of which is guaranteed by the Company, whether such indebtedness or guarantee now exists or shall be created hereafter; (viii) if the Company is subject to any Bankruptcy Event; (ix) any failure of the Company to satisfy its “filing” obligations under the Securities Exchange Act of 1934, as amended (the “1934 Act”) and the rules and guidelines issued by OTC Markets News Service, OTC Markets Group, Inc. and their affiliates; (x) failure of the Company to remain in good standing under the laws of its state of domicile; (xi) any failure of the Company to provide the Tangiers with information related to its corporate structure including, but not limited to, the number of authorized and outstanding shares, public float within 1 Trading Day of request by Tangiers; (xii) failure by the Company to maintain the Required Reserve; (xiii) failure of Company’s Common Stock to maintain a closing bid price in its Principal Market for more than 3 consecutive Trading Days; (xiv) any delisting from a Principal Market for any reason; (xv) failure by Company to pay any of its transfer agent fees in excess of $2,000 or to maintain a transfer agent of record; (xvi) failure by Company to notify Tangiers of a change in transfer agent within 24 hours of such change; (xvii) any trading suspension imposed by the United States Securities and Exchange Commission (the “SEC”) under Sections 12(j) or 12(k) of the 1934 Act; (xviii) failure by the Company to meet all requirements necessary to satisfy the availability of Rule 144 to the Tangiers or its assigns, including but not limited to the timely fulfillment of its filing requirements as a fully- reporting issuer registered with the SEC, requirements for XBRL filings, and requirements for disclosure of financial statements on its website; or (xix) failure of the Company to abide by the Use of Proceeds or failure of the Company to inform the Tangiers of a change in the Use of Proceeds. If an Event of Default occurs, the outstanding Principal Amount of this Note owing in respect thereof through the date of acceleration, shall become, at the Tangiers’s election, immediately due and payable in cash at the “Mandatory Default Amount”. The Mandatory Default Amount means 20% of the outstanding Principal Amount of this Note will be automatically added to the Principal Sum of the Note and tack back to the Effective Date for purposes of Rule 144.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2020 AND 2019

(US$)

NOTE 15 – SUBSEQUENT EVENTS (CONTINUED)

Convertible Notes (Continued)

Tangiers Global, LLC (Continued)

Commencing 5 days after the occurrence of any Event of Default that results in the eventual acceleration of this Note, this Note shall accrue additional interest, in addition to the Note’s “guaranteed” interest, at a rate equal to the lesser of 15% per annum or the maximum rate permitted under applicable law. In connection with such acceleration described herein, the Tangiers need not provide, and the Issuer hereby waives, any presentment, demand, protest or other notice of any kind, and the Tangiers may immediately and without expiration of any grace period enforce any and all of its rights and remedies hereunder and all other remedies available to it under applicable law. Such acceleration may be rescinded and annulled by the Tangiers at any time prior to payment hereunder and the Tangiers shall have all rights as a Tangiers of the note until such time, if any, as the Tangiers receives full payment. No such rescission or annulment shall affect any subsequent event of default or impair any right consequent thereon.

Convertible Notes – Other

On June 29, 2020, the Company fully paid and retired the Odyssey Funding, LLC dated December 18, 2019 having principal of $100,000 and accrued interest in the amount of $4,252. This note included a prepayment penalty in the amount of $45,748. The share reserve of 22,084,000 shares was released upon satisfaction of the note and returned to treasury.

Investment – Küdzoo, Inc.

Concerning the Company’s Investment in Küdzoo, Inc. of $105,600, subsequent to March 31, 2020, the current equity round, the entire valuation under which the Company invested was revalued to a valuation of $7,500,000 and the Company was made whole by a proportionate increase in its equity ownership. As of March 31, 2020, the Company’s adjusted ownership percentage was 1.41%.

Firstfire Global Opportunities, LLC

On May 18, 2020, the Company entered into a Securities Purchase Agreement (“SPA”) with Firstfire Global Opportunities Fund, LLC (“Firstfire”) pursuant to a convertible promissory note in the principal amount of $88,333, having an original issue discount in the amount of $8,833. On May 24, 2020, the Company received funds in the amount of $75,000 after the deduction of legal fees in the amount of $4,500. This note bears an annual interest rate of 8%. Any principal amount or interest on this Note which is not paid when due shall bear interest at the rate of the lesser of (i) fifteen percent (15%) per annum and (ii) the maximum amount permitted by law from the due date thereof until the same is paid. The Holder shall have the right, at any time on or after the Issue Date, to convert all or any portion of the then outstanding and unpaid Principal Amount and interest into fully paid and non-assessable shares of Common Stock. In no event shall the Holder be entitled to convert any portion of this Note in excess of that portion of this Note upon conversion of which the sum would result in beneficial ownership by the Holder and its affiliates of more than 4.99% of the then outstanding shares of Common Stock. The per share conversion price into which Principal Amount and interest under this Note shall be convertible into shares of Common Stock hereunder shall be equal to 65% multiplied by the average of the two (2) lowest volume weighted average prices of the Common Stock during the fifteen (15) consecutive Trading Day period immediately preceding the date of the respective conversion. The borrower covenants that at all times until the Note is satisfied in full, the borrower will reserve from its authorized and unissued Common Stock a sufficient number of shares, free from preemptive rights, to provide for the issuance of a number of Conversion Shares equal to the greater of: (a) 8,500,000 shares of Common Stock or (b) the sum of the number of Conversion Shares issuable upon the full conversion of this Note multiplied by (ii) three and a half (3.5).

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2020 AND 2019

(US$)

NOTE 15 – SUBSEQUENT EVENTS (CONTINUED)

Convertible Notes (Continued)

Firstfire Global Opportunities, LLC (Continued)

At any time after the Issue Date, (i) if in the case that the borrower’s Common Stock is not deliverable by DWAC, (ii) if the borrower ceases to be a reporting company pursuant or subject to the Exchange Act, (iii) if the borrower loses a market for its common Stock, (iv) if the borrower fails to maintain its status as “DTC Eligible” for any reason, (v) if the Conversion Price is less than one cent ($0.01), (vi) if the Note cannot be converted into free trading shares on or after six months from the Issue Date, (vii) if at any time the borrower does not maintain or replenish the Reserved Amount (as defined herein) within three (3) business days of the request of the Holder, (viii) if the borrower fails to maintain the listing of the Common Stock on at least one of the OTC Markets or an equivalent replacement exchange, the Nasdaq National Market, the Nasdaq Small Cap Market, the New York Stock Exchange, or the NYSE MKT, (ix) if the borrower fails to comply with the reporting requirements of the Exchange Act; the reporting requirements necessary to satisfy the availability of Rule 144 to the Holder or its assigns, including but not limited to the timely fulfillment of its filing requirements as a fully-reporting issuer registered with the SEC, the requirements for XBRL filings, the requirements for disclosure of financial statements on its website, (x) if the borrower effectuates a reverse split of its Common Stock without twenty (20) days prior written notice to the Holder, (xi) if OTC Markets changes the borrower’s designation to ‘No Information’ (Stop Sign), ‘Caveat Emptor’ (Skull and Crossbones), or ‘OTC’, ‘Other OTC’ or ‘Grey Market’ (Exclamation Mark Sign), (xii) the restatement of any financial statements filed by the borrower with the SEC for any date or period from two years prior to the Issue Date of this Note and until this Note is no longer outstanding, if the result of such restatement would, by comparison to the unrestated financial statement, have constituted a material adverse effect on the rights of the Holder with respect to this Note or the Purchase Agreement, (xiii) any cessation of trading of the Common Stock on at least one of the OTC Markets or an equivalent replacement exchange, and such cessation of trading shall continue for a period of five consecutive (5) Trading Days, and/or (xiv) the borrower loses the “bid” price for its Common Stock ($0.0001 on the “Ask” with zero market makers on the “Bid” per Level 2), and/or (xv) if the Holder is notified in writing by the Company or the Company’s transfer agent that the Company does not have the necessary amount of authorized and issuable shares of Common Stock available to satisfy the issuance of Shares pursuant to a Conversion Notice, then in addition to all other remedies under this Note (including but not limited the default provisions provided in this Note), the Holder shall be entitled to increase, by 15% for each occurrence, cumulative or otherwise, the discount to the Conversion Price shall apply for all future conversions under the Note. The Holder maintains the option and sole discretion to increase by Ten Thousand and No/100 United States Dollars ($10,000) per each occurrence described above (under Holder’s and borrower’s expectation that any principal amount increase will tack back to the Issue Date) the principal amount of the Note instead of applying further discounts to the Conversion Price. At any time prior to or as of the earlier of the (i) the first conversion date and (ii) the 180th calendar day after the issue date, the borrower shall have the right to prepay the outstanding principal amount and interest then due under this note. If the borrower exercises its right to prepay the note at any time within the initial 30 calendar days following the issue date, the borrower shall make payment to the holder of an amount in cash equal to the sum of: (w) 115% multiplied by the principal amount then outstanding plus (x) accrued and unpaid interest on the principal amount.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2020 AND 2019

(US$)

NOTE 15 – SUBSEQUENT EVENTS (CONTINUED)

Convertible Notes (Continued)

Firstfire Global Opportunities, LLC (Continued)

If the borrower exercises its right to prepay the note at any time from the 31st calendar day through the 60th calendar day following the issue date, the borrower shall make payment to the holder of an amount in cash equal to the sum of: (w) 125% multiplied by the principal amount then outstanding plus (x) accrued and unpaid interest on the principal amount. If the borrower exercises its right to prepay the note at any time from the 61st calendar day through the 120th calendar day following the issue date, the borrower shall make payment to the holder of an amount in cash equal to the sum of: (w) 135% multiplied by the principal amount then outstanding plus (x) accrued and unpaid interest on the principal amount. If the borrower exercises its right to prepay the note at any time from the 121st calendar day through the 180th calendar day following the issue date, the borrower shall make payment to the holder of an amount in cash equal to the sum of: (w) 140% multiplied by the principal amount then outstanding plus (x) accrued and unpaid interest on the principal amount. It shall be considered an event of default if any of the following events shall occur: (a) Failure to Pay Principal or Interest; (b) the borrower fails to issue conversion shares to the holder upon exercise by the holder of the conversion rights; (c) the borrower breaches any material agreement, covenant or other material term or condition contained in the purchase agreement, this note, the irrevocable transfer agent instructions or in any agreement, statement or certificate given in writing pursuant hereto or in connection herewith or therewith; (d) any representation or warranty of the borrower made in the purchase agreement, this note, the irrevocable transfer agent instructions or in any agreement, statement or certificate given in writing pursuant hereto or in connection herewith or therewith shall be false or misleading in any material respect; (e) the borrower or any subsidiary of the borrower shall make an assignment for the benefit of creditors; (f) any money judgment, writ or similar process shall be entered or filed against the borrower or any subsidiary of the borrower or any of its property or other assets for more than $100,000; (g) bankruptcy, insolvency, reorganization or liquidation proceedings or other proceedings, voluntary or involuntary, for relief under any bankruptcy law or any law for the relief of debtors shall be instituted by or against the borrower or any subsidiary of the borrower; (h) delisting of common stock; (i) failure to comply with the reporting requirements of the 1934 Act and/or the borrower shall cease to be subject to the reporting requirements of the 1934 Act; (j) any dissolution, liquidation, or winding up of borrower or any substantial portion of its business; (k) cessation of operations; (l) failure by borrower to maintain any material intellectual property rights, personal, real property or other assets which are necessary to conduct its business; (m) financial statement restatement from two years prior to the issue date of this note and until this note is no longer outstanding, whereby the restatement, by comparison to the unrestated financial statement, have constituted a material adverse effect on the rights of the holder with respect to this note or the purchase agreement; (n) the borrower effectuates a reverse split of its common stock without twenty (20) days prior written notice to the holder; (o) replacement of transfer agent whereby the borrower fails to provide, prior to the effective date of such replacement, a fully executed irrevocable transfer agent instructions in a form as initially delivered pursuant to the SPA; (p) the DTC places a “chill” on any of the borrower’s securities (q) any court of competent jurisdiction issues an order declaring this note, the SPA or any provision hereunder or thereunder to be illegal; (r) the common stock is not eligible for trading through the DTC’s Fast Automated Securities Transfer or Deposit/Withdrawal at Custodian programs; (s) declaration of an event of default by any lender or other extender of after the passage of all applicable notice and cure or grace periods; (t) borrower loses the “bid” price for its Common Stock; (u) attempt by the borrower to transmit, convey or disclose material non-public information concerning the borrower which is not immediately cured by borrower filing a Form 8-K pursuant to Regulation FD on that same date; (v) at any time on or after the date which is six (6) months after the issue date, the holder is unable to obtain a standard “144 legal opinion letter” from an attorney reasonably acceptable to the holder; (y) delisting or suspension of trading of common stock.

Upon the occurrence and during the continuation of any event of default become immediately due and payable and the borrower shall pay to the holder, in full satisfaction of its obligations hereunder, an amount equal to the principal amount then outstanding plus accrued interest through the date of full repayment multiplied by 150%. holder may, in its sole discretion, determine to accept payment part in common stock and part in cash. If a breach occurs as a result of the unavailability of Rule 144, failure to comply with the 1934 Act or the borrower fails to issue conversion shares. occurs or is continuing after the six (6) month anniversary of the issue date, then the holder shall be entitled to use the lowest closing bid price during the delinquency period as a base price for any conversion hereunder.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2020 AND 2019

(US$)

NOTE 15 – SUBSEQUENT EVENTS (CONTINUED)

Convertible Notes (Continued)

Tangiers Global, LLC

On June 24, 2020, the Company effectuated a six-month fixed convertible promissory note with Tangiers Global, LLC with a total face value of $210,000 containing an original issue discount of $10,000. On June 26, 2020, the Company received funds in the amount of $200,000 and recognized original issue discount of $10,000. This note matures on December 24, 2020 and bears an interest rate of 8%, guaranteed. This note has a fixed conversion price of $0.03 per share. The Company may redeem the note by paying to Tangiers an amount as follows: (i) if the redemption is within the first 90 days of the issuance date, then for an amount equal to 110% of the unpaid principal amount so paid of this Note along with any interest that has accrued during that period, and (ii) if the redemption is after the 91st day, but by the 180th day of the issuance date, then for an amount equal to 120%. After 180 days from the effective date, the Company may not pay this note, in whole or in part without prior written consent by Holder. The Company covenants that it will at all times reserve and keep available for Tangiers, out of its authorized and unissued Common Stock three times the number of shares of Common Stock as shall be issuable upon the full conversion of this Note. If the Note is not retired on or before the Maturity Date, then at any time and from time to time after the Maturity Date, and subject to the terms hereof and restrictions and limitations contained herein, the Tangiers shall have the right, at the Tangiers’s sole option, to convert in whole or in part the outstanding and unpaid Principal Amount under this Note into shares of Common Stock at the Variable Conversion Price which shall be equal to the lower of: (a) the Fixed Conversion Price or (b) 70% of the lowest volume weighted average price of the Company’s Common Stock during the 15 consecutive Trading Days prior to the date on which Tangiers elects to convert all or part of the Note. If the Company is placed on “chilled” status with the DTC, the discount shall be increased by 10%, i.e., from 30% to 40%, until such chill is remedied. If the Company is not DWAC eligible through their transfer agent and DTC’s FAST system, the discount will be increased by 5%, i.e., from 30% to 35%. In the case of both, the discount shall be a cumulative increase of 15%, i.e., from 30% to 45%. Tangiers may not engage in any “shorting” or “hedging” transaction(s) in the Common Stock of the Company prior to conversion.

In the “Event of Default”, defined (i) a default in payment of any amount due hereunder; (ii) a default in the timely issuance of underlying shares, which default continues for 2 Trading Days after the Company has failed to issue shares or deliver stock certificates within the 3rd Trading Day following the Conversion Date; (iii) if the Company does not issue the press release or file the Current Report on Form 8-K; (iv) failure by the Company for 3 days after notice has been received by the Company to comply with any material provision of this Note; (v) any representation or warranty of the Company in this Note that is found to have been incorrect in any material respect when made, including, without limitation, the Exhibits; (vi) failure of the Company to remain compliant with DTC, thus incurring a “chilled” status with DTC; (vii) any default of any mortgage, indenture or instrument which may be issued, or by which there may be secured or evidenced any indebtedness, for money borrowed by the Company or for money borrowed the repayment of which is guaranteed by the Company, whether such indebtedness or guarantee now exists or shall be created hereafter; (viii) if the Company is subject to any Bankruptcy Event; (ix) any failure of the Company to satisfy its “filing” obligations under the Securities Exchange Act of 1934, as amended (the “1934 Act”) and the rules and guidelines issued by OTC Markets News Service, OTC Markets Group, Inc. and their affiliates; (x) failure of the Company to remain in good standing under the laws of its state of domicile; (xi) any failure of the Company to provide the Tangiers with information related to its corporate structure including, but not limited to, the number of authorized and outstanding shares, public float within 1 Trading Day of request by Tangiers; (xii) failure by the Company to maintain the Required Reserve; (xiii) failure of Company’s Common Stock to maintain a closing bid price in its Principal Market for more than 3 consecutive Trading Days; (xiv) any delisting from a Principal Market for any reason; (xv) failure by Company to pay any of its transfer agent fees in excess of $2,000 or to maintain a transfer agent of record; (xvi) failure by Company to notify Tangiers of a change in transfer agent within 24 hours of such change; (xvii) any trading suspension imposed by the United States Securities and Exchange Commission (the “SEC”) under Sections 12(j) or 12(k) of the 1934 Act; (xviii) failure by the Company to meet all requirements necessary to satisfy the availability of Rule 144 to the Tangiers or its assigns, including but not limited to the timely fulfillment of its filing requirements as a fully- reporting issuer registered with the SEC, requirements for XBRL filings, and requirements for disclosure of financial statements on its website; or (xix) failure of the Company to abide by the Use of Proceeds or failure of the Company to inform the Tangiers of a change in the Use of Proceeds. If an Event of Default occurs, the outstanding Principal Amount of this Note owing in respect thereof through the date of acceleration, shall become, at the Tangiers’s election, immediately due and payable in cash at the “Mandatory Default Amount”. The Mandatory Default Amount means 20% of the outstanding Principal Amount of this Note will be automatically added to the Principal Sum of the Note and tack back to the Effective Date for purposes of Rule 144.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2020 AND 2019

(US$)

NOTE 15 – SUBSEQUENT EVENTS (CONTINUED)

Convertible Notes (Continued)

Tangiers Global, LLC (Continued)

Commencing 5 days after the occurrence of any Event of Default that results in the eventual acceleration of this Note, this Note shall accrue additional interest, in addition to the Note’s “guaranteed” interest, at a rate equal to the lesser of 18% per annum or the maximum rate permitted under applicable law. In connection with such acceleration described herein, the Tangiers need not provide, and the Issuer hereby waives, any presentment, demand, protest or other notice of any kind, and the Tangiers may immediately and without expiration of any grace period enforce any and all of its rights and remedies hereunder and all other remedies available to it under applicable law. Such acceleration may be rescinded and annulled by the Tangiers at any time prior to payment hereunder and the Tangiers shall have all rights as a Tangiers of the note until such time, if any, as the Tangiers receives full payment. No such rescission or annulment shall affect any subsequent event of default or impair any right consequent thereon.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the year ended March 31, 2020 covered by this Form 10-K. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

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

With the participation of the Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the Company’s internal control over financial reporting as of March 31, 2020 based upon the framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that, as of March 31, 2020, the Company had material weaknesses in its internal control over financial reporting and was deemed to be not effective. Specifically, management identified the following material weaknesses at March 31, 2020:

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information with respect to persons who are serving as directors and officers of the Company during the Company fiscal year ended 2020. Each director holds office until the next annual meeting of shareholders or until his successor has been elected and qualified.

Name	Age	Position

Seth M. Shaw	41	Chief Executive Officer and Director
Kevin P. Lacey	51	Chief Financial Officer
Dr. David L. Wolitzky	83	Director
Thomas J. Graham	71	Director

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

Kevin P. Lacey has served as our chief financial officer since July 5, 2017. Mr. Lacey is an experienced finance professional with over twenty years’ experience in working with small and large companies leading financial teams, implementing and converting accounting systems, designing and implementing controls as well as vast experience in preparing financial statements, budgeting and financial analysis. Over the past five years, Mr. Lacey, as head or Mariner Consulting Group Inc., has worked with numerous small reporting public companies in financials statement preparation and consulting as well as assisting many small private companies with accounting system design and implementation along with business development consulting. Mr. Lacey is a Certified Public Accountant (CPA) as registered with the State of Florida. He holds a Master’s in Business Administration (MBA) from the University of Central Florida (1999) as well as a Bachelors in the Science of Accounting from Webber International University (1993). Mr. Lacey is also a U.S. Military Veteran, serving in the U.S. Army from 1987 to 1989. He was honorably discharged in 1989.

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

Mr. Thomas J. Graham has served as our director since August 2015. Mr. Graham is currently self-employed and leverages his industry knowledge to help companies create effective strategies to successfully penetrate the retail marketplace. From 2000 to 2005, Mr. Graham served as Director of Operations for Sears and Roebuck & Co., a national retailer with numerous stores nationwide. He oversaw direct operations for all departments, including their managers and associates. In addition, he was accountable for all sales, labor and operation standards as set by Sears Corporate. From 1993 to 2000, Mr. Graham from 1993 to 2000 served as a results-oriented Marketing and Sales Director for a major Michigan retail supermarket called Goff Food Stores, with sales in excess of $100,000,000.00 annually. He coordinated and oversaw all print and visual advertising including newspaper, radio and television. Mr. Graham worked with local and national vendors to promote and increase sales and customer flow. In addition, he was responsible for all product placement and developed category management standards for all departments and set merchandising plans and ensured they were followed by all store level personal.

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

General Ronald R. Fogleman has served on our Business Advisory Board since February 2014. General Fogleman is a highly decorated combat veteran who retired from the United States Air Force (“U.S. Air Force” or “USAF”) after 34 years active commissioned service. On his final tour of duty, he served as the 15th Chief of Staff of the U.S. Air Force and a member of the Joint Chiefs of Staff (“JCS”) during the administration of President Clinton. Prior to that assignment he was Commander in Chief of the United States Transportation Command (“CINCTRANS”). As Chief of Staff, he served as the senior uniformed officer responsible for the organization, training and equipage of 750,000 active duty, Guard, Reserve and civilian forces serving in the United States and Overseas. As a member of the JCS, he served as a military advisor to the Secretary of Defense, the National Security Council and the President. Since retiring from the U.S. Air Force, General Fogleman has served on the Defense Policy Board, The National Aeronautics and Space Administration (“NASA”) Advisory Council, the Jet Propulsion Laboratory Advisory Board, chaired an Air Force Laboratory study on directed energy weapons, chaired a National Resource Committee on Aeronautics Research and Technology for Vision 2050: An integrated Transportation System, served on the NASA Mars Program Independent Assessment Team, the congressionally directed Commission to Assess United States National Security Space Management and Organization, the NASA Shuttle Return to Flight Task Group and the Independent Assessment Panel to examine the Management and Organization of National Security Space Assets. General Fogleman has served on and chaired several public and private company boards. He is currently the Chairman of the Board of Alliant Techsystems Inc. (NYSE: ATK), the Lead Director on the Board of Directors for AAR Corp. (NYSE: AIR) and serves on the boards of AGC Composites and Aerostructures, First National Bank of Durango, MITRE Corporation, Tactical Air Support, Inc. and Thayles-Raytheon Systems. he has served as the chair of Audit and Governance Committees throughout his career in the public and private sectors. He devotes considerable time to national security, governance of public companies and community affairs. He is a member of the National Association of Corporate Directors, Council on Foreign Relations, Falcon Foundation, Airlift Tanker Association, Fort Lewis College Foundation, and the Air Force Association. He lectures on leadership, international affairs and military issues and has published numerous articles on air and space operations.

ITEM 11. EXECUTIVE COMPENSATION.

The table below sets forth, for our last two fiscal years, the compensation earned by our named executive officers.

Name and Principal Position	Year	Salary	Deferred Compensation	Bonus	Stock Awards	Option/ Warrants Awards	All Other Compensation	Total

Seth M. Shaw (1)	2020	$156,275	$-	$5,000	$-	$-	$116,642	$277,917
Chief Executive Officer	2019	$150,125	$-	$16,250	$-	$-	$59,821	$226,196

Kevin P. Lacey (2)	2020	$99,970	$-	$15,000	$-	$-	$-	$114,970
Chief Financial Officer	2019	$83,550	$-	$15,000	$-	$-	$-	$98,850

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

The following table shows amounts earned by each Director in the fiscal year ended March 31, 2020.

Director	Fees Earned or Paid in Cash	Stock Awards	Warrant Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Dr. David L. Wolitzky	$3,500	$-	$-	$-	$-	$-	$3,500
Thomas Graham	$28,550	$-	$-	$-	$-	$-	$28,550

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of June 26, 2020 regarding the beneficial ownership of our common stock by (i) each person or entity who, to our knowledge, beneficially owns more than 5% of our common stock; (ii) each executive officer and named officer; (iii) each director; and (iv) all of our officers and directors as a group. Unless otherwise indicated in the footnotes to the following table, each of the stockholders named in the table has sole voting and investment power with respect to the shares of our common stock beneficially owned. Except as otherwise indicated, the address of each of the stockholders listed below is c/o 555 Madison Avenue 5th Floor Suite 506, New York, NY 10022.

Name	Number of Shares Beneficially Owned(1)	Percentage of Outstanding Common Stock (1)

Non-employee Directors:
David L. Wolitzky	130,874	*
Thomas J. Graham	120,001	*

Named Executive Officers:
Seth M. Shaw, Chief Executive Officer and Director (2)	3,685,201	2.54%
Kevin P. Lacey, Chief Financial Officer	306,667	*

All directors and named executive officers as a group (5 persons)	4,242,743	2.92%

*	Denotes less than 1%.

(1)	Applicable percentage of ownership is based on 145,323,728 total shares comprised of our common stock as of June 26, 2020. Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission and means voting or investment power with respect to securities. Shares of our common stock issuable upon the exercise of stock options exercisable currently or within 60 days of June 26, 2020 are deemed outstanding and to be beneficially owned by the person holding such option for purposes of computing such person’s percentage ownership but are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Shares of our preferred stock are deemed outstanding and to be beneficially owned by the person holding such shares for purposes of computing such person’s percentage ownership.
(2)	Seth Shaw’s holds 66,667 options with and exercise price of $7.50 per share.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

None

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table sets forth the fees billed by our principal independent accountants, KBL, LLP for 2019 and 2018, for the categories of services indicated.

	Years Ended March 31,
Category	2020	2019
KBL, LLP/ BF Borgers CPA PC
Audit Fees	$40,500	$70,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$40,500	$70,000

Audit fees. Consists of fees billed for the audit of our annual financial statements and review of our interim financial information and services that are normally provided by the accountant in connection with year-end and quarter-end statutory and regulatory filings or engagements. Audit services and fees for the year ended March 31, 2020 were all performed by BF Borgers CPA PC. Audit services and fees for the year ended March 31, 2020 were all performed by KBL, LLP.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibits

See the Exhibit Index following the signature page of this Registration Statement, which Exhibit Index is incorporated herein by reference.

Number

Exhibit 3.1	Amended article of incorporation, dated September 12, 2019 filed on current report 8-K on October 8, 2019

Exhibit 4.1	Forms of outstanding warrants common stock purchase warrant filed on current report 8-K dated July 3, 2017

Exhibit 4.2	Forms of outstanding warrants common stock purchase warrant filed on current report 8-K dated November 4, 2013

Exhibit 4.3	GS Capital Partners, LLC., convertible redeemable note filed on current report 8-K dated October 23, 2017

Exhibit 4.4	Alternative Strategy Partners PTE Ltd. Bridge loan and security agreement in October 2015 filed in current report 8-K dated October 13, 2015

Exhibit 4.5	ALTERNATIVE STRATEGY PARTNERS PTE. LTD bridge loan dated September 23, 2015 filed with 2018 10-K dated June 27, 2018

Exhibit 4.6	Back-end 8% note having a face-value of $55,000 with ADAR ALEF, LLC due December 20, 2019 funded on August 12, 2019 filed on form 10-Q on January 29, 2019

Exhibit 4.7	GS Capital Note, dated March 14, 2019 filed on current report 8-K on April 15, 2019

Exhibit 4.8	Securities Purchase Agreement (GS Capital Note), dated March 14, 2019 filed on current report 8-K on April 15, 2019

Exhibit 4.9	Jefferson St. Capital LLC Securities Purchase Agreement dated July 22, 2019 for $55,000 filed on form 10-Q on August 13, 2019

Exhibit 4.10	Convertible note dated October 25, 2018 for $180,000 with GS Capital, LLC filed on form 10-Q on January 29, 2019

Exhibit 4.11	Securities Purchase Agreement with GS Capital, LLC dated October 25, 2018 concerning the $180,000 convertible note filed on form 10-Q on January 29, 2019

Exhibit 4.12	Settlement agreement dated, October 23, 2018, with individual note holder for $15,000 convertible note filed on form 10-Q on January 29, 2019

Exhibit 4.13	Convertible note consummated January 23, 2019 for $62,000 with Eagle Equities LLC filed on form 10-Q on January 29, 2019

Exhibit 4.14	Securities Purchase Agreement with Eagle Equities LLC consummated January 23, 2019 concerning the $62,000 convertible note filed on form 10-Q on January 29, 2019

Exhibit 4.15	Side letter agreement dated January 18, 2019 to the $62,000 Convertible note with Eagle Equities LLC consummated January 23,2019 filed on form 10-Q on January 29, 2019

Exhibit 4.16	Securities purchase agreement with Adar Alef dates December 20, 2018 filed on form 10-Q on January 29, 2019

Exhibit 4.17	One year 8% Convertible note with Adar Alef dates December 20, 2018 filed on form 10-Q on January 29, 2019

Exhibit 4.18	One year 8% Convertible back-end note with Adar Alef dates December 20, 2018 filed on form 10-Q on January 29, 2019

Exhibit 4.19	Collateralized secured promissory note from Adar Alef dated December 20, 2019 filed on form 10-Q on January 29, 2019

Exhibit 4.21	January 11, 2019 consulting agreement for 1,250,000 restricted common shares filed on form 10-Q on January 29, 2019

Exhibit 4.22	Securities purchase agreement dated January 8, 2019 for 1,000,000 shares at $0.02 filed on form 10-Q on January 29, 2019

Exhibit 4.23	GS Capital Partners, LLC Convertible note dated March 14, 2019 for $300,000 filed on June 27, 2019

Exhibit 4.24	GS Capital Partners, LLC Securities Purchase Agreement dated March 14, 2019 filed on June 27, 2019

Exhibit 4.25	GS Capital Partners, LLC Securities Purchase Agreement dated May 23, 2019 filed on June 27, 2019

Exhibit 4.26	GS Capital, LLC Convertible note dated May 23, 2019 for $60,000 filed on June 27, 2019

Exhibit 4.27	GS Capital Partners, LLC Convertible note dated June 21, 2019 for $60,000 filed on June 27, 2019

Exhibit 4.28	GS Capital Partners, LLC Securities Purchase Agreement dated June 21, 2019 filed on June 27, 2019

Exhibit 4.29	Jefferson St. Capital, LLC Convertible note dated July 22, 2019 for $55,000 filed on form 10-Q on August 13, 2019

Exhibit 4.30	Back-end 8% note having a face-value of $55,000 with ADAR ALEF, LLC due December 20, 2019 funded on August 12, 2019 filed on form 10-Q on January 29, 2019

Exhibit 4.31	Odyssey Funding, LLC Securities Purchase Agreement dated September 13, 2019 filed on current report 8-K on October 8, 2019

Exhibit 4.32	Securities Purchase Agreement (Form of Private Placement), dated April 12, 2019 filed on current report 8-K on April 15, 2019

Exhibit 4.33	Odyssey Funding, LLC Convertible Note dated September 13, 2019 filed on current report 8-K on October 8, 2019

Exhibit 4.34	BHP Capital NY, Inc. Securities Purchase Agreement dated October 7, 2019 filed November 12, 2019

Exhibit 4.35	BHP Capital NY, Inc Convertible Promissory note dated October 17, 2019 filed November 12, 2019

Exhibit 4.36	Tangiers Global, LLC 10% Convertible Promissory Note dated November 5, 2019 filed November 12, 2019

Exhibit 4.37	Securities Purchase Agreement between Odyssey Capital, LLC and the Company, dated December 18, 2019 filed on Current report 8-K on January 9, 2020

Exhibit 4.38	Convertible Redeemable Note issued to Odyssey Capital, LLC, dated December 18, 2019 filed on Current report 8-K on January 9, 2020

Exhibit 4.39	Securities Purchase Agreement between Jefferson Street Capital LLC and the Company, dated December 26, 2019 filed on Current report 8-K on January 9, 2020

Exhibit 4.40	Convertible Redeemable Note issued to Jefferson Street Capital LLC, dated December 26, 2019 filed on Current report 8-K on January 9, 2020

Exhibit 4.41	Securities Purchase Agreement, December 2019 private placement (filed on Current report 8-K on January 9, 2020)

Exhibit 4.42	Convertible Promissory Note issued to BHP Capital NY Inc., dated January 3, 2020 (filed on Current report 8-K on January 9, 2020)

Exhibit 4.43	Securities Purchase Agreement between BHP Capital NY INC and the Company, dated January 3, 2020 filed on Current report 8-K on January 9, 2020

Exhibit 4.44	Securities Purchase Agreement between the Company and GS Capital Partner, dated January 17, 2020 filed on Current report 8-K on January 29, 2020

Exhibit 4.45	Convertible Note between the Company and GS Capital Partners, dated January 17, 2020 filed on Current report 8-K on January 29, 2020

Exhibit 4.46	Securities Purchase Agreement between the Company and Adar Alef, LLC, dated January 15, 2020 filed on Form 10-Q on February 13, 2020

Exhibit 4.47	Convertible Note between the Company and Adar Alef, LLC, dated January 15, 2020 filed on Form 10-Q on February 13, 2020

Exhibit 4.48	Tangiers Global, LLC 10% Convertible Promissory Note effective February 7, 2020 filed on Form 10-Q on February 13, 2020

Exhibit 4.49	Investment Agreement between Tangiers Global, LLC and the Company, dated January 21, 2020 filed on Form 8-K on January 29, 2020

Exhibit 4.50	Registration Rights Agreement, dated January 21, 2020 filed on Form 8-K on January 29, 2020

Exhibit 4.51	Crown Bridge Partners, LLC $55,000 one-year 10% Convertible Promissory Note dated February 11, 2020 filed on form S-1 on March 5, 2020

Exhibit 4.52	Amended and Restated 10% Fixed Convertible Promissory Note in the principal amount of $137,500 dated February 28, 2020 filed on form S-1 on March 5, 2020

Exhibit 4.53	Convertible Note between the Company and Adar Alef, LLC, dated March 17, 2020 filed on current report 8-K on April 15, 2020

Exhibit 4.54	Securities Purchase Agreement between the Company and Adar Alef, LLC, dated March 17, 2020 filed on current report 8-K on April 15, 2020
Exhibit 4.55	Convertible Note between the Company and Tangiers Global, LLC dated March 23, 2020 filed on current report 8-K on April 15, 2020

Exhibit 4.56	Securities Purchase Agreement between the Company and GS Capital LLC dated April 17, 2020 filed on current report 8-K on June 3, 2020

Exhibit 4.57	Convertible Note between the Company and GS Capital LLC dated April 17, 2020 filed on current report 8-K on June 3, 2020

Exhibit 4.58	Securities Purchase Agreement between the Company and Adar Alef, LLC, dated April 30, 2020 filed on current report 8-K on June 3, 2020

Exhibit 4.59	Convertible Note between the Company and Adar Alef, LLC, dated April 30, 2020 filed on current report 8-K on June 3, 2020

Exhibit 4.60	Convertible Note between the Company and Tangiers Global, LLC dated March 23, 2020 filed on current report 8-K on June 3, 2020

Exhibit 4.61	Securities Purchase Agreement between the Company and Firstfire Global Opportunities Fund, LLC dated May 18, 2020 filed on current report 8-K on June 3, 2020

Exhibit 4.62	Convertible Note between the Company and Firstfire Global Opportunities Fund, LLC dated May 18, 2020 filed on current report 8-K on June 3, 2020

Exhibit 4.63	Form of Securities Purchase agreement between Aegea Biotechnologies, Inc.*

Exhibit 4.64	Tangiers Global, LLC 8% Fixed Convertible Note for $210,000 dated June 24, 2020*

Exhibit 10.1	Honeywood termination agreement filed on current report 8-K dated September 29, 2014

Exhibit 10.2	Honeywood Amendment Number 1 to the agreement and plan of merger filed on current report 8-K dated July 21, 2014

Exhibit 10.3	Honeywood debt conversion agreement filed on current report 8-K dated September 7, 2017

Exhibit 10.4	Honeywood Standstill Agreement filed on current report 8-K dated July 21, 2014

Exhibit 10.5	Bacterial Robotics - Agreement and Plan of Merger filed on current report 8-K dated February 4, 2014

Exhibit 10.6	Bacterial Robotics - Strategic Alliance Agreement filed on current report 8-K dated November 4, 2013

Exhibit 10.7	Membership transfer agreement with Open Therapeutics dated December 2016 filed on current report 8-K dated December 28, 2016

Exhibit 10.8	HerMan license agreement filed with 2018 10-K on June 27, 2018

Exhibit 10.9	2 year extension HerMan license agreement filed with 2018 10-K on June 27, 2018

Exhibit 10.10	Settlement and release agreement with individual noteholder and the Company dated October 23, 2018

Exhibit 10.11	Distribution Agreement between the Company and E&M Ice Cream Co., dated April 1, 2019 filed on current report 8-K on April 15, 2019

Exhibit 10.12	Distribution Agreement between the Company and IRM Management Corporation, dated April 8, 2019 filed on current report 8-K on April 15, 2019

Exhibit 10.13	Distribution Agreement between the Company and Windmill Health, dated June 28, 2019 filed on current report 8-K on July 5, 2019

Exhibit 10.14	Joint Venture agreement between the Company and OG Laboratories, LLC dated January 21, 2020 filed on Form 10-Q on February 13, 2020

Exhibit 10.15	BLINK sales agreement filed with 2018 10-K on June 27, 2018

Exhibit 10.16	Employment agreement Seth M. Shaw filed on current report 8-K dated November 7, 2012

Exhibit 10.17	Agreement with Vice President of Distribution & Marketing date May 11, 2019 filed on August 13, 2019

Exhibit 10.18	Collaboration Agreement with Aegea Biotechnologies Inc. dated April 3, 2020 filed on current report 8-K on April 15, 2020

Exhibit 10.20	Manufacturing agreement with Per Os Biosciences dated December 28, 2018 filed on form 10-Q on January 29, 2019

Exhibit 10.21	Agreement with Vice President of Distribution & Marketing date May 11, 2019 filed with Form 10-Q on August 13, 2019

Exhibit 10.22	Distribution Agreement between the Company and Sai Krishna LLC, dated April 30, 2019 filed on Current Report 8-K on May 3, 2019

Exhibit 10.23	Warrant Subscription Agreement with VistaGen Therapeutics, Inc. dated December 6, 2019*

Exhibit 16.1	Changes in Registrant’s Certifying Accountant filed on current report 8-K on July 18, 2019
31.1	Certification of Chief Executive Officer of Tauriga Sciences, Inc. Required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Accounting Officer of Tauriga Sciences, Inc. Required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer of Tauriga Sciences, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63

32.2	Certification of Principal Accounting Officer of Tauriga Sciences, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*(filed herewith)

Financial Statement Schedules

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Seth M. Shaw	June 29, 2020
Seth M. Shaw, Principal Executive Officer	Date

/s/ Kevin P. Lacey	June 29, 2020
Kevin P. Lacey, Principal Accounting Officer	Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Seth M. Shaw	June 29, 2020
Seth M. Shaw, Director	Date

/s/ Dr. David L. Wolitzky	June 29, 2020
Dr. David L. Wolitzky, Director	Date

/s/ Thomas J. Graham	June 29, 2019
Thomas J. Graham, Director	Date

