Form 10-Q
period 2020-06-30
TAURIGA SCIENCES, INC.
filed 2020-08-14
CIK 1142790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of August 13, 2020, the registrant had 165,403,695 shares of its Common Stock, $0.00001 par value, outstanding.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	TAUG	OTCQB

TABLE OF CONTENTS

		Pages

PART I. FINANCIAL STATEMENTS

Item 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:	F-1

	Condensed Consolidated Balance Sheets as of June 30, 2020 (unaudited) and March 31, 2020	F-1

	Condensed Consolidated Statements of Operations for the three months ended June 30, 2020 and 2019 (unaudited)	F-2

	Condensed Consolidated Statements of Changes in Stockholders’ Deficit for the three months ended June 30, 2020 and year ended March 31, 2020 (unaudited)	F-3

	Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2020 and 2019 (unaudited)	F-4

	Notes to Condensed Consolidated Financial Statements (unaudited)	F-5

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	3

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK	13

Item 4.	CONTROLS AND PROCEDURES	14

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS	16

Item 1A.	RISK FACTORS	16

Item 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS	17

Item 3.	DEFAULTS UPON SENIOR SECURITIES	18

Item 4.	MINE SAFETY DISCLOSURES	19

Item 5.	OTHER INFORMATION	19

Item 6.	EXHIBITS	19

2

PART I. FINANCIAL STATEMENTS

TAURIGA SCIENCES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN US$)

(UNAUDITED)

	June 30, 2020	March 31, 2020

ASSETS
Current assets:
Cash	$648	$5,348
Accounts receivable, net allowance for doubtful accounts	40,524	42,580
Investment - trading securities	121,233	101,200
Investment - other	361,543	178,100
Inventory asset	232,408	128,711
Prepaid expenses and other current assets	147,930	151,955
Total current assets	904,286	607,894

Lease right of use asset	18,637	22,090
Assets held for resale	11,084	-
Property and equipment, net	2,177	13,478

Total assets	$936,184	$643,462

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Notes payable, net of discounts	$711,812	$585,134
Accounts payable	120,772	76,055
Accrued interest	31,975	39,384
Accrued expenses	52,072	46,719
Loan payable to officer	50,159	50,159
Liability for common stock to be issued	15,000	131,000
Lease liability - current portion	13,937	13,891
Deferred revenue	676	384
Total current liabilities	996,403	942,726

Lease liability - net of current portion	5,528	8,933

Total liabilities	1,001,931	951,659

Stockholders’ equity (deficit):
Common stock, par value $0.00001; 400,000,000 shares authorized, 145,323,728 and 107,039,107 outstanding at June 30, 2020 and March 31, 2020, respectively	1,453	1,070
Additional paid-in capital	59,401,093	58,213,365
Accumulated deficit	(59,468,293)	(58,522,632)
Accumulated other comprehensive income	-	-
Total stockholders’ equity (deficit)	(65,747)	(308,197)

Total liabilities and stockholders’ equity (deficit)	$936,184	$643,462

The accompanying notes are an integral part of the condensed consolidated financial statements.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN US$)

(UNAUDITED)

	For the Three Months Ended
	June 30,
	2020	2019

Revenues	$64,804	$44,377
Cost of goods sold	45,531	29,418

Gross profit	19,273	14,959

Operating expenses
Marketing and advertising	33,066	130,548
Research and development	1,817	3,852
General and administrative	584,473	628,841
Depreciation and amortization expense	219	232
Total operating expenses	619,575	763,473

Loss from operations	(600,302)	(748,514)

Other income (expense)
Interest expense	(319,622)	(121,814)
Unrealized gain on trading securities	20,033	94,385
Gain (loss) on conversion of debt	(45,770)	113,467
Gain on disposal of discontinued operations	-	4,941
Foreign exchange	-	(29)
Total other income (expense)	(345,359)	90,950

LOSS FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(945,661)	(657,564)

PROVISION FOR INCOME TAXES	-	-

Net loss	(945,661)	(657,564)

Net loss attributable to common shareholders	$(945,661)	$(657,564)
Loss per share - basic and diluted - Continuing operations	$(0.007)	$(0.012)
Loss per share - basic and diluted - Discontinuing operations	$-	$-
Weighted average number of shares outstanding - basic	128,867,481	55,767,119

Loss per share - fully diluted	$(0.007)	$(0.012)
Weighted average number of shares outstanding - fully diluted	128,867,481	55,767,119

The accompanying notes are an integral part of the condensed consolidated financial statements.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED JUNE 30, 2020 AND THE YEAR ENDED MARCH 31, 2020

					Accumulated
			Additional		other		Total
	Number of		paid-in	Accumulated	comprehensive	Non-Controlling	stockholders’
	shares	Amount	capital	deficit	income (loss)	Interest	deficit
Balance at April 1, 2019	68,123,326	681	55,991,704	(55,488,939)	-	-	503,446
Issuance of shares via private placement at $0.06 to $0.07 per share	714,286	7	44,993	-	-	-	45,000
Issuance of commitment shares - debt financing at $0.19 per share	750,000	8	142,492	-	-	-	142,500
Shares issued for note conversion at $0.04725 per share	888,308	9	41,964	-	-	-	41,973
Stock-based compensation vesting	-	-	375,720	-	-	-	375,720
Stock issued for services at $0.07 to $0.16	1,250,000	13	(13)	-	-	-	-
Issuance of shares for distribution agreements at $0.08 to $0.2092	1,200,000	12	(12)	-	-	-	-
Recognition of beneficial conversion feature of convertible notes	-	-	68,663	-	-	-	68,663
Cumulative effect of adoption of Lease standard ASC 842	-	-	-	(403)	-	-	(403)
Net loss for the three months ended June 30, 2019	-	-	-	(649,324)	-		(649,324)

Balance at June 30, 2019	72,925,920	$730	$56,665,511	$(56,138,666)	$-	$-	$527,575

Issuance of commitment shares - debt financing at $0.19 per share	250,000	3	10,497	-	-	-	10,500
Shares issued for note conversion at $0.04725 per share	5,523,714	55	127,612	-	-	-	127,667
Stock-based compensation vesting	250,000	2	36,806	-	-	-	36,808
Recognition of beneficial conversion feature of convertible notes	-	-	154,739	-	-	-	154,739
Net loss for the three months ended September 30, 2019	-	-	-	(629,710)	-		(629,710)

Balance at September 30, 2019	78,949,634	$790	$56,995,165	$(56,768,376)	$-	$-	$227,579

Issuance of shares via private placement at $0.02 per share	500,000	5	9,995	-	-	-	10,000
Issuance of commitment shares - debt financing at $0.039 per share	250,000	2	9,748	-	-	-	9,750
Shares issued for note conversion at $0.01736 to $0.02163 per share	5,021,009	50	84,211	-	-	-	84,261
Stock-based compensation vesting	-	-	138,294	-	-	-	138,294
Stock issued for services at $0.07 to $0.16	2,850,000	28	(28)	-	-	-	-
Issuance of shares for distribution agreements at $0.2092	1,000,000	10	(10)	-	-	-	-
Recognition of beneficial conversion feature of convertible notes	-	-	261,084	-	-	-	261,084
Net loss for the three months ended December 31, 2019	-	-	-	(629,710)	-		(629,710)

Balance at December 31, 2019	88,570,643	$885	$57,498,459	$(57,398,086)	$-	$-	$101,258

Issuance of shares via private placement at $0.02 to $0.03 per share	4,256,000	43	88,378	-	-	-	88,421
Issuance of commitment shares - debt financing at $0.018 to $0.031 per share	1,100,000	11	55,698	-	-	-	55,709
Shares issued for note conversion at $0.01875 to $0.03067 per share	9,862,464	99	242,263	-	-	-	242,362
Stock-based compensation vesting	-	-	18,813	-	-	-	18,813
Stock issued for services at $0.07 to $0.16	3,250,000	32	(32)	-	-	-	-
Recognition of beneficial conversion feature of convertible notes	-	-	309,786	-	-	-	309,786
Net loss for the three months ended March 31, 2020	-	-	-	(1,124,546)	-		(1,124,546)

Balance at March 31, 2020	107,039,107	$1,070	$58,213,365	$(58,522,632)	$-	$-	$(308,197)

Issuance of shares via private placement at $0.025 to $0.035 per share	6,000,000	60	190,940	-	-	-	191,000
Issuance of commitment shares - debt financing at $0.03 to $0.0322 per share	525,000	5	16,570	-	-	-	16,575
Shares issued for note conversion at $0.01869 to $0.02128 per share	20,009,621	200	397,863	-	-	-	398,063
Stock-based compensation vesting	-	-	245,849	-	-	-	245,849
Stock issued for services at $0.31 to $0.32	6,000,000	60	(60)	-	-	-	-
Issuance of unrestricted shares - Tangiers Investment agreement at $0.02614 to $0.02754	5,750,000	58	154,360	-	-	-	154,418
Recognition of beneficial conversion feature of convertible notes	-	-	182,206	-	-	-	182,206
Net loss for the three months ended June 30, 2020	-	-	-	(945,661)	-		(945,661)

Balance at June 30, 2020	145,323,728	$1,453	$59,401,093	$(59,468,293)	$-	$-	$(65,747)

The accompanying notes are an integral part of the condensed consolidated financial statements.

TAURIGA SCIENCES, INC. AND SUBSDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN US$)

(UNAUDITED)

	For the Three Months Ended
	June 30,
	2020		2019

Cash flows from operating activities
Net loss attributable to controlling interest		$(945,661)	$(657,564)
Adjustments to reconcile net loss to cash used in operating activities:
Non-controlling interest		-	8,673
Bad debt expense		18,008	-
Amortization of original issue discount		26,183	-
Non-cash lease operating lease expense		94	(3)
Depreciation and amortization		217	232
Non-cash interest		16,574	-
Loss (gain) on extinguishment of debt		-	(113,468)
Amortization of debt discount		253,201	101,535
Common stock issued and issuable for services (including stock-based compensation)		245,851	375,720
Gain on disposal of discontinued operation		-	(4,941)
Legal fees deducted from proceeds of notes payable		6,700	-
Unrealized loss (gain) on trading securities		(20,033)	(94,385)
(Increase) decrease in assets
Prepaid expenses		4,025	41,845
Inventory		(103,697)	(127,734)
Accounts receivable		(15,952)	(28,028)
Increase (decrease) in liabilities
Accounts payable		44,717	(7,535)
Deferred revenue		292	162
Accrued expenses		5,353	18,588
Accrued interest		20,653	11,607
Cash used in operating activities		(443,475)	(475,296)

Cash flows from investing activities
Investment - other		(183,443)	(20,400)
Cash used in investing activities		(183,443)	(20,400)

Cash flows from financing activities
Repayment of principal on notes payable to individuals and companies		(100,000)
Proceeds from the sale of common stock (including to be issued)		75,000	15,000
Proceeds from notes payable to individuals and companies		-	110,000
Proceeds from sale of registered shares - Tangiers Investment Agreement		154,418	-
Proceeds from convertible notes		492,800	-
Cash provided by financing activities		622,218	125,000
Net decrease in cash		(4,700)	(370,696)

Cash, beginning of year		5,348	385,943
Cash, end of year		$648	$15,247

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Interest Paid		$50,000	$-
Taxes Paid		$-	$-

NON CASH ITEMS
Recognition of lease liability and right of use asset at inception		$-	$12,066
Conversion of notes payable and accrued interest for common stock		$398,062	$41,973
Original issue discount on notes payable and debentures	$		$10,000
Recognition of debt discount		$182,206	$68,663

The accompanying notes are an integral part of the condensed consolidated financial statements.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2020 AND 2019

(UNAUDITED)

(US$)

NOTE 1 – BASIS OF OPERATIONS

Nature of Business

The unaudited condensed consolidated financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed consolidated financial statements and notes are presented as permitted on Form 10-Q and do not contain certain information included in the Company’s annual statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the March 31, 2020 Form 10-K filed with the SEC, including the audited consolidated financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed consolidated financial statements are reasonable, the accuracy of the amounts is in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

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

FOR THE THREE MONTHS ENDED JUNE 30, 2020 AND 2019

(UNAUDITED)

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

Pursuant to the terms of the Collaboration Agreement, following the initial sale of 10,000,000 shares of our common stock under the ELOC, twenty percent (20%) of all subsequent net proceeds from the sale of shares under the ELOC shall be used to purchase additional shares of common stock of Aegea at a purchase price of $4.00 per share. The $4.00 stock price corresponds to a current pre-money valuation of Aegea of $25,000,000 for each tranche of cash, up to the first $2,000,000 of our investment in Aegea. The valuation will be reassessed and reset by the parties after the first $2,000,000 of Tauriga’s investment is received by Aegea. In addition, as part of our agreement with Aegea, On May 26, 2020, Tauriga also issued to Aegea 5,000,000 unregistered common shares of Tauriga common stock. The Collaboration Agreement commenced upon signing and will continue indefinitely, unless amended or terminated by mutual written agreement of the parties. As of June 30, 2020, the Company has invested $183,443 in Aegea for 45,860 shares, representing an ownership percentage of 0.7325%. Subsequent to the balance sheet date, the Company invested an additional $94,770 for 23,693 shares ($4.00 per share).

On August 10, 2020, the Company and Aegea amended their Collaboration agreement dated April 3, 2020. Under the terms of the amendment, having invested 70% of the proceeds from the sale of the initial 10,000,000 shares of Tauriga stock under the ELOC agreement with Tangiers, the Company will increase the percentage of proceeds it will invest in Aegea on the sale of 62,000,000 of the remaining 66,000,000 shares on available under the ELOC agreement from 20% to 40%. The proceeds from the remaining 4,000,000 shares will be fully retained by the Company to pay for legal and professional costs associated with the ELOC financing facility.

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

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2020 AND 2019

(UNAUDITED)

(US$)

NOTE 1 – BASIS OF OPERATIONS (CONTINUED)

COMPANY PRODUCTS (CONTINUED)

TAURI-GUMTM  (CONTINUED)

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
E.	Procure appropriate Product & Liability insurance policy (as of this report date the Company has in effect an $8,000,000 product liability policy); and
F.	Acquire legal opinion with respect to the confirmation of the legality to sell this CBD Gum on the Federal Statute Level.

The Company’s gum formulation includes distinctive features: allergen free, gluten free, vegan, kosher (K-Star certification), and incorporates a proprietary manufacturing process. See our “Risk Factors” contained in our Annual Report dated March 31, 2020 filed with the Securities and Exchange Commission on June 29, 2020, including with respect, but not limited, to Federal laws and regulations that govern CBD and cannabis.

The Company’s E-commerce website is www.taurigum.com.

During the fiscal year 2020, the Company added two additional flavors: Blood Orange and Pomegranate.

TAURI-GUMMIES™

On November 25, 2019, the Company announced that it has finalized the formulation for its Vegan 25 mg CBD (Isolate) Infused Gummies product to be branded Tauri-Gummies™ for which a trademark was filed in Switzerland  and the European Union. The company has received a Notice of Allowance from the European Union Intellectual Property Office (“E.U.I.P.O.”) granting the Company its trademark Registration for: Tauri-Gummies™ (E.U. Trademark # 018138348).  The effective registration date, granting this Tauri-Gummies™ trademark to the Company, was June 24, 2020. This product contains no gelatin in the formulation, as the Company has utilized plant-based alternatives in completion of this product. Each bottle contains 4 flavors – cherry, orange, lemon and lime.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2020 AND 2019

(UNAUDITED)

(US$)

NOTE 1 – BASIS OF OPERATIONS (CONTINUED)

COMPANY PRODUCTS (CONTINUED)

TAURI-GUMMIES™  (CONTINUED)

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

CANNABIGEROL “CBG” ISOLATE INFUSED VERSION OF TAURI-GUM™

On December 30, 2019, the Company announced it had commenced development of a Cannabigerol (“CBG”) Isolate Infused version of its Tauri-Gum™ brand. This initial production run had been completed in its Peach-Lemon flavor (and each piece of Chewing Gum contains 10mg CBG isolate). This initial production run yielded roughly 8,300 blister packs. The product is Kosher Certified, Vegan Formulated, Lab Tested, NON-GMO, Allergen Free, Gluten Free, containing no THC, and 100% Made in the USA. MSRP has been established at $19.99 per Blister Pack. During the three months ended June 30, 2020, the Company received and commenced sales of Peach-Lemon CBG Gum.

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

IMMUNE BOOSTER VERSION OF TAURI-GUM™

On May 29, 2020, the Company announced that it has commenced development of an Immune Booster version of Tauri-Gum™. This proposed product will contain 60mg of Vitamin C and 10mg of Elemental Zinc (“Zinc”) in each piece of chewing gum.  This product will NOT contain any phytocannabinoids (i.e. CBD or CBG). The MSRP for the new proposed flavor of Tauri-Gum™ is expected to be $13.99 per blister pack. The Company’s Immune Booster Tauri-Gum™ product, will be: Kosher Certified, Vegan, Lab-Tested, NON-GMO, Allergen Free, Gluten Free, Infused with 60mg Vitamin C & 10mg Elemental Zinc/per Each Piece of Chewing Gum, NO phytocannabinoids, and 100% made in the United States of America. This product is being developed for general usage and as with respect to the entirety of the Company’s retail Tauri-Gum™ product line, there are NO “Treatment Claims” made.

RAINBOW DELUXE SAMPLER PACK

On June 15, 2020, the Company, introduced its Rainbow Deluxe Sampler Pack (“Rainbow Pack”). The Rainbow Pack is comprised of one blister pack of each Tauri-Gum’s™ flavors (6 blister packs in total) and will be available exclusively on the Company’s E-Commerce website (www.taurigum.com). Three of the Tauri-Gum™ flavors are Cannabidiol (“CBD”) infused (Mint, Blood Orange, Pomegranate), two of the Tauri-Gum™ flavors are Cannabigerol (“CBG”) infused (Peach-Lemon, Black Currant), and one Tauri-Gum™ flavor is Vitamin C + Zinc (“Immune Booster”) infused (Pear Bellini). The introductory price of the Rainbow Pack is $99.99 per pack.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2020 AND 2019

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

FOR THE THREE MONTHS ENDED JUNE 30, 2020 AND 2019

(UNAUDITED)

(US$)

NOTE 1 – BASIS OF OPERATIONS (CONTINUED)

DISTRIBUTION OF THE COMPANY’S PRODUCTS (CONTINUED)

North Eastern United States Distribution Agreement (Continued)

On May 11, 2019, the Company also entered into a consulting agreement pursuant to the terms of the SKL agreement, whereby Ms. Neelima Lekkala was appointed Vice President of Distribution & Marketing. This agreement had a one-year term and expired on May 11, 2020. Ms. Lekkala focused her efforts on the expansion of Tauri-GumTM in terms of gross sales and revenue growth through the acquisition of new customers, establishment of professional marketing materials & protocols, logistics improvement(s) and fulfillment services. Ms. Lekkala was not an executive officer of the Company and, therefore, was not deemed to be an affiliate of the Company. Ms. Lekkala’s compensation included restricted shares of the Company’s common stock, which were fully earned and vested upon the execution of her consulting agreement. Additionally, Ms. Lekkala was entitled to receive a 30% commission on total gross sales through the sale of the Tauri-GumTM product line, which the Company was permitted to pay in either stock or cash at the election of Ms. Lekkala. As of June 30, 2020, Ms. Lekkala earned commission in the amount of $1,143.

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

In connection with the issuances of any restricted securities by the Company regarding the above-described distribution agreements or other agreements described in our annual report dated March 31, 2020 filed with the Securities and Exchange Commission on June 29, 2020, Part II, Item 5, Unregistered Sales of Equity Securities for additional information.

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

Tauri-GumTM Product Line on IndiaMART

On May 26, 2020, the Company, announced that it has entered the fast-growing CBD retail marketplace of India.  After several months of preparatory work, the Company has successfully listed the entirety of its Tauri-Gum™ product line with India’s leading E-Commerce Company (B2B, B2C, Customer to Customer), IndiaMART InterMESH Ltd. (“IndiaMART” or “IndiaMART.com”).  The Company will sell each blister pack of its CBD infused Tauri-Gum™ (Mint, Blood Orange, and Pomegranate flavors) for 1,200 INR and each blister pack of its CBG infused Tauri-Gum™ (Peach-Lemon flavor) for 1,650 Indian Rupees. As of June 30, 2020, the Company has not recognized any sales under this arrangement.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2020 AND 2019

(UNAUDITED)

(US$)

NOTE 1 – BASIS OF OPERATIONS (CONTINUED)

DISTRIBUTION OF THE COMPANY’S PRODUCTS (CONTINUED)

Mr. Checkout Distribution Agreement

On June 29, 2020, the Company entered into a “Go-To-Market” distribution agreement with Mr. Checkout Distributors (“Mr. Checkout”), a marketing and consulting company located in Oviedo, Florida. The agreement enables the Company to launch its flagship brand Tauri-Gum™ through Mr. Checkout’s network of independent direct store distributors that service approximately 150,000 stores and retail locations across the United States. These stores include well-known convenience stores, gas station marts and supermarket chains. Under this Agreement, on July 7, 2020, the Company paid a one-time $5,000 retainer on commission against the first $100,000 in sales. Subsequent commissions shall be paid to Mr. Checkout during the first thirty (30) days of the subsequent quarter once retainer has been met and exceeded. Commission will not be paid until the retainer has been met.

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

See our Risk Factors and going concern opinion in our annual report for the year ended March 31, 2020 as filed with the Securities and Exchange Commission on June 29, 2020 for more information about these items, as well as certain related disclosures included our Results of Operations under the heading “Going Concern”.

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

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2020 AND 2019

(UNAUDITED)

(US$)

NOTE 1 – BASIS OF OPERATIONS (CONTINUED)

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

Approval to Operate Global Seller Account by Alibaba Group

On January 6, 2020, the Company announced that is has been approved by Chinese multinational conglomerate, Alibaba Group (“Alibaba”), to operate a Global Seller Account. In addition, the Company has been designated as a Gold Supplier (Gold Tier Level Supplier). This Alibaba approval opens up the global marketplace to the Company, its products, its product lines, as well as future business opportunities. The Company has a relationship with a fulfillment facility in mainland China and is focusing on meeting buyers and virtual Alibaba Tradeshows. As of June 30, 2020, the Company has not recognized any sales through this channel.

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

FOR THE THREE MONTHS ENDED JUNE 30, 2020 AND 2019

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

The closing of a purchase by Tangiers of the shares specified by us in the Put Notice will occur on the date which is no earlier than five and no later than seven trading days following the date Tangiers receives the Put Notice. On a closing date we will sell to Tangiers the shares of our common stock specified in the Put Notice, and Tangiers will pay us an amount equal to the Purchase Price multiplied by the number of shares specified in the Put Notice. As of March 31, 2020, the Company has exercised no put options under this agreement. As of June 30, 2020, we have issued 5,750,000 shares of Common Stock in exchange for an aggregate of $154,418, and subsequent to June 30, 2020 and through the date of filing of this quarterly report, the Company has sold 4,250,000 registered shares for additional proceeds of $135,385.

Whole Foods Market, Inc. Registration

On June 08, 2020, the Company, announced that it is now a Registered Whole Foods Market, Inc. (“Whole Foods”) Vendor (“Supplier”).  The Company’s information has now been updated in the Whole Foods Vendor Reporting Portal.

HISTORICAL BUSINESS ITEMS

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

FOR THE THREE MONTHS ENDED JUNE 30, 2020 AND 2019

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

Blink Charging Company

On March 29, 2018 the Company’s then named subsidiary – Tauriga Biz Dev Corp. – entered into an independent sales representative agreement with Blink Charging Company (NASDAQ: BLNK) (“BLINK”). Under this agreement we became a non-exclusive independent sales representative to solicit orders from potential customers for EV (“Electric Vehicle”) Stations placement. This sales agreement is a three-tier compensation model based on whether we contract the new customer to purchase equipment outright from BLINK or enter into one of two revenue-sharing agreements. If our subsidiary effectuates a sale of BLINK equipment it will receive a one-time sales commission based on the sales price of the equipment sale. In the case where our subsidiary secures a revenue sharing agreement with a customer where BLINK remains the owner, then our subsidiary will be paid an on-going commission based off of gross charger revenue, subject to which party paid for the installation. Commission payments under the revenue sharing agreement are subject to minimum revenue generation hurdles.

On June 29, 2018, the Company purchased four BLINK Level – 2 – 40” pedestal chargers for permanent placement in a retail location or locations whereby the Company will pay a variable annual fee based on 7% of total revenue per charging unit. The rest of the proceeds will be split 80/20 between the Company and the host location owner or its assignee. The host location owner will pay for the cost of providing power to these unit as well as installation costs. As of June 30, 2020, we have not installed any of these machines in any locations, and no revenue has been generated through the Blink contract. Management has not made any decision regarding placement of these units at this time. As of June 30, 2020, the Company has decided to abandon this business line, and therefore, we have reclassified these assets as held for sale.

Going Concern

During the fourth quarter of the year ended March 31, 2019, the Company began sales and marketing efforts for its Mint flavored Tauri-GumTM product. During the three months ended June 30, 2020, the Company recognized sales of $64,804 and a gross profit of $19,273, compared to sales of $44,377 and a gross profit of $14,959 for the same period during the same period in the prior year. During the year ended March 31, 2020, the Company has entered into multiple distribution agreements, was approved and provisioned to sell to many large retailers and ecommerce platforms. At June 30, 2020, the Company had a working capital deficit of $92,117 compared to a working capital deficit of $334,832. The improvement is largely resultant from increased inventory levels and investment in Aegea. Although the Company expects that the deficit will be remedied by repayment in cash or the conversion of notes into common stock shares as well as the issuance of shares for which the Company is obligated, it still believes that there is uncertainty with respect to continuing as a going concern.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2020 AND 2019

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

The Company, in the short term, intends to continue funding its operations either through cash-on-hand or through financing alternatives. Management’s plans with respect to this include raising capital through equity markets as well as through its equity line with Tangiers to fund future operations as well as the possible sale of its remaining marketable securities which had a market value of $121,233 at June 30, 2020. In the event the Company cannot raise additional capital to fund and/or expand operations or fails to raise adequate capital and generate adequate sales revenue, or if the regulatory landscape were to become more difficult or result in regulatory enforcement, it could result in the Company having to curtail or cease operations.

Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues in the short term, there can be no assurances that the revenues will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations to achieve profitability thereby eliminating its reliance on alternative sources of funding. Although management believes that the Company continues to strengthen its financial position over time, there is still no guarantee that profitable operations with sufficient cashflow to sustain operations can or will be achieved without the need of alternative financing, which is limited. These matters still raise significant doubt about the Company’s ability to continue as a going concern as determined by management. The Company believes that there is uncertainty with respect to continuing as a going concern until the operating business can achieve sufficient sales to maintain profitable operations and sustain cash flow to operate the Company for a period of twelve months. In the event the Company does need to raise additional capital to fund operations or engage in a transaction, failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations.

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

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2020 AND 2019

(UNAUDITED)

(US$)

NOTE 1 – BASIS OF OPERATIONS (CONTINUED)

Going Concern (Continued)

In an effort to support the Company’s future capital needs, on January 21, 2020, the Company entered into a $5,000,000 equity line financing agreement with Tangiers, as well as a registration right agreement related thereto. The financing is over a maximum of 36 months. Pursuant to the Registration Rights Agreement, a maximum of 76,000,000 shares of our common stock, par value $.00001 per share that we may sell to Tangiers from time to time will be registered by us on Form S-1 with the Securities and Exchange Commission under the Securities Act of 1933, as amended, for this financing. As a result of the Company’s Collaboration Agreement with Aegea, whereby seventy percent (70%) of the Net Proceeds from the sale of the initial 10,000,000 shares of stock of Tauriga using the ELOC will be transferred to and invested in Aegea for the purchase of common stock of Aegea, and forty percent (40%) as amended August 10, 2020 of all subsequent Net Proceeds, this arrangement will provide less capital to ongoing operations. Additionally, the Company has reserved 4,000,000 of the remaining 66,000,000 shares under this agreement to cover liabilities and expenses related to the establishment and maintenance of this agreement. (See earlier in this Note for a more complete description under Investment Agreement and Registration Rights Agreement).

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Consolidated Financial Statements

These condensed consolidated financial statements include the accounts and activities of Tauriga Sciences, Inc., its wholly-owned Canadian subsidiary, its wholly-owned subsidiary Tauriga Pharma Corp. (f/k/a Tauriga Biz Dev Corp – or “Tauriga BDC” and referenced herein as Tauriga BDC for contextual purposes only in describing the Blink contractual arrangement) and Tauriga Sciences Limited. All intercompany transactions have been eliminated in consolidation. As of June 30, 2020, there is no activity in any of the Company’s subsidiaries other than Tauriga Pharma Corp. holding the electric car chargers and the leasehold interest in Tauriga Sciences Limited.

Segment Information

The Company is planning to adopt provisions of ASC 280-10 Segment Reporting, subsequent to this report date. This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making internal operating decisions. The Company and its Chief Operating Decision Makers determined that the Company’s operations effective with the April 3, 2020, Collaboration Agreement with Aegea now consist of two segments, its CBD/CBD edibles business and SARS-Col 2 Test business. The Company will operate in two operating divisions. The first division consists of all retail, wholesale and e-commerce product sales of CBD/CBG Tauri-GumTM, Tauri-GummiesTM, and other gummy products. The second segment will be a research and development division that consist of liabilities and results from its collaboration agreement with Aegea and any activity relative to the progress in the development of the Company’s proposed pharmaceutical grade version of Tauri-Gum™. The current cost basis investment in Aegea will be treated as a non-operating asset and will therefore not be reported as a part of the research and development division. During the three months ended June 30, 2020 and 2019, all operating revenue and expenses fall under the Gum and Gummies division. All assets and liabilities are included in the Gum and Gummies division except for $5,000 of prepaid legal expense related to a payment to get cleared (“IND” for its Pharma Grade Version) with the FDA for Phase II Trial.

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

FOR THE THREE MONTHS ENDED JUNE 30, 2020 AND 2019

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

On March 29, 2018 the Company, through Tauriga BDC, entered into an independent sales representative agreement with Blink to be a non-exclusive independent sales representative. Under the agreement with Blink, the Company may solicit orders from potential customers for EV charging station placement. On June 29, 2018, the Company purchased four Blink Level 2 - 40” pedestal chargers for permanent placement in a retail location or locations whereby the Company will pay a variable annual fee based on 7% of total revenue per charging unit. The remainder of the proceeds will be split 80/20 between the Company and the host location owner or its assignee. The host location owner will pay for the cost of providing power to these unit as well as installation costs. As of April 1, 2020, the Tauriga BDC has not installed any of these machines in any locations, and no revenue has been generated through the Blink contract. As of April 1, 2020, the Company has reclassified these units as assets held for sale.

The Company recognizes revenue upon the satisfaction of the performance obligation. The Company considers the performance obligation met upon shipment of the product or delivery of the product. For ecommerce orders, the Company’s products are shipped by a fulfillment company and payment is made in advance of shipment either through credit card or PayPal. The Company also delivers the product to its customers that they market to in the metropolitan New York Tri-State area that are not covered under any existing distribution agreements. The Company generally collects payment within 30 to 60 days of completion of its performance obligation, and the Company has no agency relationships. The Company recognized revenue from operations in the amount of $64,804 during the three months ended June 30, 2020 compared to $44,377 for the same period in the prior year. All revenue is from the sale of the Company’s Tauri-GumTM product line and there were accounts receivable, net of allowance for doubtful accounts in the amount of $40,524 outstanding for these sales, as of June 30, 2020.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts, which includes sales returns, sales allowances and bad debts. The allowance adjusts the carrying value of trade receivables for the estimate of accounts that will ultimately not be collected. An allowance for doubtful accounts is generally established as trade receivables age beyond their due dates, whether as bad debts or as sales returns and allowances. As past due balances age, higher valuation allowances are established, thereby lowering the net carrying value of receivables. The amount of valuation allowance established for each past-due period reflects the Company’s historical collections experience, including that related to sales returns and allowances, as well as current economic conditions and trends. The Company also qualitatively establishes valuation allowances for specific problem accounts and bankruptcies, and other accounts that the Company deems relevant for specifically identified allowances. The amounts ultimately collected on past-due trade receivables are subject to numerous factors including general economic conditions, the financial condition of individual customers and the terms of reorganization for accounts exiting bankruptcy. Changes in these conditions impact the Company’s collection experience and may result in the recognition of higher or lower valuation allowances. At June 30, 2020, the Company has established an allowance for doubtful accounts in the amount of $82,154.

Sales Refunds

The Company’s refund policy allows customers to return product for any reason except where the customer does not like the taste of the product. The customer has 30 days from the date of purchase to initiate the process. Returns are limited to one return or exchange per customer. Only purchases up to $100 qualify for a refund. Approved return/refund requests are typically processed within 1-2 business days. For product purchases made through a Tauri-GumTM distributor or retailer, the customer is required to work with original purchase location for any return or exchange. The Company has not established a reserve for returns as of June 30, 2020 however will monitor the refunds to estimate whether a reserve will be required.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2020 AND 2019

(UNAUDITED)

(US$)

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

Cash Equivalents

For purposes of reporting cash flows, cash equivalents include investment instruments purchased with an original maturity of three months or less. At June 30, 2020, the Company’s cash on deposit with financial institutions did not exceed the total FDIC insurance limit of $250,000. At June 30, 2020 and March 31, 2020, the Company had a cash balance of $648 and $5,348, respectively. The Company’s does not expect, in the near term, for its cash balance to exceed the total FDIC insurance limit of $250,000 for other than very short periods of time where the Company would use such cash in excess of insurance in the very short-term in operating activities. To reduce its risk associated with the failure of such financial institution, the Company holds its cash deposits in more than one financial institution and evaluates at least annually the rating of the financial institution in which it holds its deposits. The Company had no cash equivalents as of June 30, 2020 and March 31, 2020.

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

Investment – Cost Method

Investment in other companies that are not currently trading, are valued based on the cost method as the Company holds less than 20% ownership in these companies and has no influence over operational and financial decisions of the companies. The Company will evaluate, at least annually, whether impairment of these investments is necessary under ASC 320. As of June 30, 2020 and March 31, 2020, the Company has not impaired any of their cost method investments.

Inventory

Inventory consists of finished goods in salable condition stated at the lower of cost or market determined by the first-in, first-out method. The inventory consists of packaged and labeled salable inventory. Shipping of product to finished good inventory fulfillment center is also included in the total inventory cost. Shipping of product upon sale for e-commerce sales is paid by the customer upon ordering for orders of single packs of Tauri-GumTM. For multiple pack or wholesale product orders shipping cost is paid by the Company. As of June 30, 2020, the Company’s inventory on hand had a value of $232,408. The Company also has paid deposits in the amount of $52,875 to the manufacturer, Per Os Bio, towards orders not received as of June 30, 2020. Amounts paid to Per Os Bio for Tauri-GumTM are classified as deposits (other current asset) on the Company’s condensed consolidated balance sheet until the goods are available for sale. The Company has not established any inventory reserve on the Tauri-GumTM as of June 30, 2020.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2020 AND 2019

(UNAUDITED)

(US$)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Net Loss Per Common Share

The Company computes per share amounts in accordance with FASB ASC Topic 260 “Earnings per Share” (“EPS”), which requires presentation of basic and diluted EPS. Basic EPS is computed by dividing the income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock and common stock equivalents outstanding during the periods; however, potential common shares are excluded for period in which the Company incurs losses, as their effect is anti-dilutive. For the three months and year ended June 30, 2020 and March 31, 2020, basic and fully diluted earnings per share were the same as the Company had losses in this period.

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

FOR THE THREE MONTHS ENDED JUNE 30, 2020 AND 2019

(UNAUDITED)

(US$)

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

Research and Development

The Company expenses research and development costs as incurred. Research and development costs were $1,817 and $3,852 for the three months ended June 30, 2020 and 2019, respectively. The Company is continually evaluating products and technologies in the natural wellness space, including its Tauri-Gum™ product including new flavor formulations and other CBD delivery products, as well as development of a Cannabigerol (“CBG”) Isolate Infused version of its Tauri-Gum™ brand in addition to any intellectual property or other related technologies. As the Company investigates and develops relationships in these areas, resultant expenses for trademark filings, license agreements, website and product development and design materials will be expensed as research and development. Some costs will be accumulated for subsidiaries prior to formation of any new entities.

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

FOR THE THREE MONTHS ENDED JUNE 30, 2020 AND 2019

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

FOR THE THREE MONTHS ENDED JUNE 30, 2020 AND 2019

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

As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by ASC 740 and concluded that the tax position of the Company does not meet the more-likely-than-not threshold as of June 30, 2020.

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

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2020 AND 2019

(UNAUDITED)

(US$)

NOTE 3 - REVENUE

The Company accounts for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers, which the Company adopted simultaneous with the commencement of sales in March 2019. No cumulative adjustment to accumulated deficit was done, and the adoption did not have an impact on our condensed consolidated financial statements, as no material arrangements prior to the adoption were impacted by the new pronouncement.

The following table disaggregates the Company’s revenue by major source for the three months ended June 30:

	2020	2019
Revenue:
Distributor	$-	$15,592
E-Commerce	60,094	2,447
Wholesale	4,710	26,338
	$64,804	$44,377

Revenues in the three months ended June 30, 2020 from largely from the its E-Commerce channel. As of June 30, 2020, the Company’s established allowance for doubtful account collectability in the amount of $64,146 was wholly attributable to the Wholesale channel. There were no significant contract asset or contract liability balances for all periods presented. The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

Collections of the amounts billed are typically paid by the customers within 30 to 60 days.

NOTE 4– INVENTORY

Inventory from continuing operations

Inventory value by product as of:

	June 30, 2020	March 31, 2020
CBD/CBG Tauri-GumTM	$196,056	$120,480
Tauri-GummiesTM	20,937	4,029
Other Gummies (1)	13,639	2,425
Other (2)	1,776	1,776
Total Inventory	$232,408	$128,710

(1)	This segment of inventory is stock that was purchased in conjunction with Resale Agreement with OG Laboratories, LLC

(2)	Other inventory consists of holiday pouches sold as a bundled of Tauri-GumTM

At June 30, 2020, deposits to Per Os Bio in the amount of $52,875 for the manufacturing costs of Tauri-GumTM have been classified as a deposit (prepaid expenses other current assets) on the Company’s condensed consolidated balance sheet, as the goods are not yet available for sale.

At March 31, 2020, the Company had deposits to Per Os Bio in the amount of $96,688 for the manufacturing costs of Tauri-GumTM for goods not yet available for sale.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2020 AND 2019

(UNAUDITED)

(US$)

NOTE 5– PROPERTY AND EQUIPMENT

The Company’s property and equipment is as follows:

	June 30, 2020	March 31, 2020	Estimated Life
Computers, office furniture and other equipment	$58,554	$69,638	3-5 years
Assets held for resale	11,084	-
Less: accumulated depreciation	(56,378)	(56,160)

Net	$13,261	13,478

On June 29, 2018, the Company purchased four Blink Level 2 – 40” pedestal chargers for permanent placement in one or more retail locations whereby the Company would share revenue from these electric car vehicle charging units with such location owner. No depreciation expense has been recorded for the charging units as of June 30, 2020 due to the fact that they have not been placed in service. As of April 1, 2020, these charging units were reclassified as assets held for resale.

Depreciation expense for the three months ended June 30, 2020 and 2019 was $219 and $232.

NOTE 6 – OPERATING LEASE

The Company has adopted ASU No. 2016-02, Leases (Topic 842), as of April 1, 2019 and will account for the new lease in terms of the right of use assets and offsetting lease liability obligations for this new lease under this pronouncement. In accordance with ASC 842 – Leases, effective April 1, 2019, the Company recorded a net lease right of use asset and a lease liability at present value of approximately $7,492 and $7,895, respectively. The Company recorded these amounts at present value, in accordance with the standard, using a discount rate of 8% which is representative of the last borrowing rates for notes issued to non-related parties. The right of use asset is composed of the sum of all lease payments, at present value, and is amortized straight line over the life of the expected lease term. For the expected term of the lease the Company used the initial term of the two-year lease. Upon the election by the Company to extend the lease for additional years, that election will be treated as a lease modification and the lease will be reviewed for remeasurement. This lease will be treated as an operating lease under the new standard.

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

Corporate office – New York

On December 1, 2017, the Company relocated its corporate headquarters from Danbury, Connecticut to New York, New York. The Company has entered into a two-year lease at $1,010 per month for the term of the lease. The lease right of use asset for this lease at adoption was $7,492 and will be amortized on a straight-line basis over the remaining term of the lease. For the three months ended June 30, 2020 and 2019, the Company recorded a lease expense of $3,453 and $2,810. On September 1, 2019, the Company entered into a two-year lease extension with the modified lease expiring November 30, 2021. The lease modification required the Company to remeasure the lease asset and lease liability based on the original lease. The Company recorded a net lease right of use asset and a lease liability at present value of approximately $26,093 for each. The Company recorded these amounts at present value, in accordance with the standard, using a discount rate of 8.98% which was representative of the weighted average borrowing rates for all notes issued to non-related parties based on the respective principal balances at the time of the lease extension. As of June 30, 2020, the value of this unamortized lease right of use asset is $16,409. As of June 30, 2020, the Company’s lease liability associated with this lease was $17,137.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2020 AND 2019

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

As of June 30, 2020, the value of this unamortized lease right of use asset is $2,228. As of June 30, 2020, the Company’s lease liability was $2,327.

The lease right of use asset, at inception, of $27,050 is amortized on a straight-line basis over the term of the lease. The present value of the New York corporate office lease had an initial present value of $22,476 at December 1, 2017. The Barcelona office lease value had an initial present value of $4,574. The present value of the modified New York Corporate office lease, at September 1, 2019 was $26,092. For the three months ended June 30, 2020 the Company recorded a lease expense of $3,457. As of June 30, 2020, the value of the unamortized lease right of use asset is $18,637. As of June 30, 2020, the Company’s lease liability was $19,465.

Maturity of Operating Lease Liability for fiscal year ended March 31,
2021	$10,531
2022	$8,933

Total lease payments	$19,464

The following chart shows the Company’s operating lease cost for the three months ended June 30, 2020 and 2019:

	For the three months ended June 30,
	2020	2019
Amortization of right of lease asset	$3,457	$2,996
Lease interest cost	451	153
Total Lease cost	$3,909	$3,149

The following chart shows the Company’s operating lease liability at June 30, 2020.

Discounted Operating Lease liability at inception - December 1, 2017	$27,050
Lease modification - September 1, 2019	26,093
Lease modification adjustment- September 1, 2019	(200)
Financing cost	1,207
Less of lease payments made	(34,255)
Cumulative effect of adoption of ASC 842	(430)
Operating lease liability at June 30, 2020	19,464
Less Lease Liability current portion	(13,937)
Lease Liability - net current portion at June 30, 2020	$5,528

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2020 AND 2019

(UNAUDITED)

(US$)

NOTE 7 – NOTES PAYABLE

Notes payable and convertible notes consisted of the following as of:

		June 30, 2020	March 31, 2020
GS Capital Partners LLC – Mar 2019	(a)	-	175,000
GS Capital Partners LLC – Jun 2019	(b)	-	60,000
Odyssey Funding, LLC – Sep 2019	(c)	-	80,000
BHP Capital NY Inc. – Oct 2019	(d)	-	55,000
Tangier’s Global, LLC – Nov 2019	(e)	137,500	137,500
Odyssey Funding, LLC – Dec 2019	(f)	-	100,000
Jefferson Street Capital LLC – Dec 2019	(g)	55,000	55,000
BHP Capital NY Inc. – Jan 2020	(h)	44,000	44,000
ADAR Alef, LLC – Jan 2020	(i)	44,000	44,000
GS Capital LLC – Jan 2020	(j)	110,000	110,000
Tangier’s Global, LLC – Feb 2020	(k)	65,000	65,000
Crown Bridge Partners, LLC – Feb 2020	(l)	55,000	55,000
ADAR Alef, LLC – Mar 2020	(m)	44,000	44,000
Tangier’s Global, LLC – Mar 2020	(n)	43,050	43,050
GS Capital Partners, LLC – Apr 2020	(o)	55,000	-
ADAR Alef, LLC – Apr – 2020	(p)	44,000	-
Tangier’s Global, LLC – May 2020	(q)	102,500	-
First Fire Investments – May 2020	(r)	88,333	-
GS Capital LLC – Jun 2020	(s)	33,000	-
Tangier’s Global, LLC – Jun 2020	(t)	210,000	-
Total notes payable and convertible notes		$1,130,383	$1,067,550
Less – note discounts		(418,571)	(356,125)
Less – current portion of these notes		(711,812)	(711,425)
Total notes payable and convertible notes, net discounts		$-	$-

(a)

On March 14, 2019, the Company entered into a 12-month $300,000 principal face value 8.0% convertible debenture with GS Capital, with a maturity date of March 13, 2020. The GS Capital Note carried a $20,000 original issue discount (OID) and, as such, the initial net proceeds to the Company was $280,000. In connection with this agreement, the Company was obligated to issue 750,000 commitment shares having a value of $142,500 ($0.19 per share) which is reflected as interest expense in the Company’s condensed consolidated statement of operations during the year ended March 31, 2019. These shares were issued on June 20, 2019. The Holder was entitled, at its option, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company’s common stock at a price for each share of Common Stock equal to 68% of the lowest daily VWAP of the Common Stock as reported on the National Quotations Bureau OTC Markets exchange for the fifteen (15) prior trading days. Due to the discount to market conversion, a beneficial conversion feature was recorded on this note as a discount to the note in the amount of the full-face value of the note which will be amortized over the life of the note. This amortization will be reflected as interest cost ratably over the term of the note. Also, in conjunction with this note, the 213,334 five-year cashless warrants, associated with the June 27, 2017, $80,000 5% one-year note were fully cancelled. As of June 30, 2020, the noteholder fully converted the $300,000 of principal and $26,009 of accrued interest into 14,473,254 shares of the Company’s common stock ($0.0225 per share). Upon conversion, the balance of the share reserve was returned to treasury.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2020 AND 2019

(UNAUDITED)

(US$)

NOTE 7 – NOTES PAYABLE (CONTINUED)

(b)	On June 21, 2019, the Company entered into a one year 8% $60,000 Convertible Note with GS Capital Partners, LLC pursuant to the terms of a Securities Purchase Agreement. The GS Capital Note had a maturity date of June 21, 2020 and carried a $5,000 original issue discount (such that $55,000 was funded to the Company on June 21, 2019). The holder was entitled, at its option, at any time after cash payment, to convert all or any amount of the principal face amount of the GS Note then outstanding into shares of the Company’s common stock at a price for each share of common stock equal to 66% of the lowest daily volume weighted average price (VWAP) of the common stock as reported on the National Quotations Bureau OTC Markets exchange, which the Company’s shares are traded or any exchange upon which the common stock may be traded in the future, for the fifteen (15) prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. In connection with the GS Capital Note, the Company issued irrevocable transfer agent instructions reserving 2,650,000 shares of its Common Stock for conversions under this Note equal to two and a half times the discounted value of the Note (the “Share Reserve”) and maintain a 2.5 times reserve for the amount then outstanding. On June 3, 2020, the noteholder converted the entire $60,000 of principal and $4,937 of accrued interest into 3,162,115 shares of common stock ($0.0205 per share) and the balance of the reserved shares were returned to the treasury.

(c)	On September 13, 2019, the Company entered into a one year 8% $100,000 Convertible Note with Odyssey Funding, LLC (“Investor”) pursuant to the terms of a Securities Purchase Agreement (the “Odyssey Note”). The Odyssey Note has a maturity date of September 13, 2020 and carried a $5,000 original issue discount (such that $95,000 was funded to the Company at closing). The holder was entitled, at its option, at any time after cash payment, to convert all or any amount of the principal face amount of the Odyssey Note then outstanding into shares of the Company’s common stock at a price for each share of common stock equal to 64% of the lowest daily volume weighted average price (VWAP) of the common stock as reported on the National Quotations Bureau OTC Markets exchange, which the Company’s shares are traded or any exchange upon which the common stock may be traded in the future, for the fifteen (15) prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. In connection with the Odyssey Note, the Company issued irrevocable transfer agent instructions reserving 22,727,000 shares (the “Share Reserve”) of its Common Stock for conversions under this Note. As of June 30, 2020, the full principal of $100,000 and accrued interest in the amount of $4,443 of accrued interest as well as $500 in fees were converted into 5,543,332 shares of common stock ($0.0188 per share). Upon conversion, all shares remaining in the Share Reserve were cancelled and returned to the treasury.

(d)	On October 17, 2019, the Company entered into a Convertible Promissory Note (“BHP Note”), bearing an interest rate of 10% per annum, pursuant to a Securities Purchase Agreement with BHP Capital NY, Inc. dated October 7, 2019. The BHP Note had a maturity date of July 3, 2020 and carried a $5,000 original issue discount (such that $50,000 was funded to the Company on October 8, 2019). The holder was entitled, at its option, at any time after cash payment, to convert all or any amount of the principal face amount of the BHP Note then outstanding into shares of the Company’s common stock at a price for each share of common stock equal to 65% of the lowest daily volume weighted average price (VWAP) of the common stock as reported on the National Quotations Bureau OTC Markets exchange, which the Company’s shares are traded or any exchange upon which the common stock may be traded in the future, for the fifteen (15) prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. Holder was entitled to deduct $500 from the conversion amount in each Notice of Conversion to cover Holder’s deposit fees associated with each Notice of Conversion. The Borrower was required at all times to have authorized and reserved three times the number of shares that would be issuable upon full conversion of the Note (assuming that the 4.99% limitation is not exceeded) in effect, initially 7,000,000 shares. On October 16, 2019, the Company issued 250,000 commitment shares to noteholder, BHP Capital NY, Inc. pursuant to the BHP Note. The shares had a value of $9,750 ($0.039 per share) which was recorded as interest expense on the Company’s condensed consolidated balance sheet. As of June 30, 2020, the noteholder converted the full principal of $55,000, accrued interest in the amount of $2,795 as well as $500 in fees into 3,060,931shares of common stock ($0.0191 per share). Upon conversion, all shares remaining in the Share Reserve were cancelled and returned to the treasury.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2020 AND 2019

(UNAUDITED)

(US$)

NOTE 7 – NOTES PAYABLE (CONTINUED)

(e)	On November 7, 2019, the Company effectuated a nine-month convertible promissory note with Tangiers Global, LLC (the “Tangiers Note”). The Company received funds in the amount of $125,000 after reduction of the Original Issue Discount of $12,500. The $137,500 face value note matures on August 5, 2020 and bears and interest rate of 10%, guaranteed. The Note holder is entitled, at its option, at any time after cash payment, to convert all or any amount of the principal face amount of the Tangiers Note then outstanding into shares of the Company’s common stock at a price for each share of common stock equal to 66% of the lowest daily volume weighted average price (VWAP) of the common stock as reported on the National Quotations Bureau OTC Markets exchange, which the Company’s shares are traded or any exchange upon which the common stock may be traded in the future, for the twenty (20) prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. If the Company is placed on “chilled” status with the DTC, the discount shall be increased by 10%, i.e., from 34% to 44%, until such chill is remedied. If the Company is not DWAC eligible through their transfer agent and DTC’s FAST system, the Conversion Price discount will be increased by 5%, i.e., from 34% to 39%. In the case of both, the Conversion Price discount shall be a cumulative increase of 15%, i.e., from 34% to 49%. Any default of this Note not remedied within the applicable cure period will result in a permanent additional 10% increase, i.e., from 34% to 44%, in the Conversion Price discount in addition to any and all other Conversion Price discounts, as provided above. Any conversion shall be effectuated by the Company delivering the shares of common stock to the Investor within 2 business days of receipt by the Company of the notice of conversion. Accrued but unpaid interest shall be subject to conversion. During the first 180 calendar days that the Tangiers Note is in effect, the Company may redeem the note by paying to the note holder Investor an amount as follows: (i) if the redemption is within the first 90 days of the issuance date, then for an amount equal to 120% of the unpaid principal amount of this Note along with any interest that has accrued during that period, (ii) if the redemption is after the 91st day, but by the 180th day of the issuance date, then for an amount equal to 133% of the unpaid principal amount of this Note along with any accrued interest. The Company may not redeem the Tangiers Note after the 180th day from entering into it without written approval by the noteholder. If the Company fails to deliver shares in accordance with the timeframe stated, the Holder, at any time prior to selling all of those shares, may rescind any portion, in whole or in part, of that particular conversion attributable to the unsold shares. Holder may not engage in any “shorting” or “hedging” transaction(s) in the Common Stock of the Company prior to conversion. Upon an event of default, among other default provisions set forth in the Tangiers Note (i) interest shall accrue at a default interest rate of lesser of 20% per annum or the maximum rate permitted under applicable law; (ii) after the occurrence of an Event of Default that results in the eventual acceleration of this Note, an additional 10% increase to the Conversion Price discount will go into effect; (iii) a default in the timely issuance of underlying shares in excess of any conversion not delivered prior to 20 Trading Days after the Conversion Date, the Company shall pay to the Holder as liquidated damages an amount equal to $2,000 per day, until such certificate or certificates are delivered.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2020 AND 2019

(UNAUDITED)

(US$)

NOTE 7 – NOTES PAYABLE (CONTINUED)

(e)	The Company shall be considered in default and subject to a mandatory default amount commencing 5 days after the occurrence the following but not limited to: (i) a default in payment of any amount due hereunder; (ii) a default in the timely issuance of underlying shares upon, which default continues for 2 Trading Days after the Company has failed to issue shares or deliver stock certificates within the 3rd Trading Day following the Conversion Date; (iii) failure by the Company for 3 days after notice has been received by the Company to comply with any material provision of this Note; (iv) failure of the Company to remain compliant with DTC, thus incurring a “chilled” status with DTC; (v) any default of any mortgage, indenture or instrument which may be issued, or by which there may be secured or evidenced any indebtedness, for money borrowed by the Company or for money borrowed the repayment of which is guaranteed by the Company, whether such indebtedness or guarantee now exists or shall be created hereafter; (vi) if the Company is subject to any Bankruptcy Event; (vii) any failure of the Company to satisfy its “filing” obligations under Securities Exchange Act of 1934, as amended (the “1934 Act”) and the rules and guidelines issued by OTC Markets News Service, OTCMarkets.com and their affiliates; (viii) failure of the Company to remain in good standing under the laws of its state of domicile; (ix) failure by the Company to maintain the Required Reserve in accordance with the term; (x) failure of Company’s Common Stock to maintain a closing bid price in its Principal Market for more than 3 consecutive Trading Days; (xi) any delisting from a Principal Market for any reason; (xii) failure by Company to pay any of its transfer agent fees in excess of $2,000 or to maintain a transfer agent of record; (xiii) any trading suspension imposed by the United States Securities and Exchange Commission (the “SEC”) under Sections 12(j) or 12(k) of the 1934 Act; (xiv) failure by the Company to meet all requirements necessary to satisfy the availability of Rule 144 to the Holder or its assigns, including but not limited to the timely fulfillment of its filing requirements as a fully-reporting issuer registered with the SEC, requirements for XBRL filings, and requirements for disclosure of financial statements on its website. In connection with the Tangiers Note, the Company issued irrevocable transfer agent instructions reserving 35,000,000 shares (the “Share Reserve”) of its Common Stock for conversions under this Note. The Company covenants that it will at all times reserve and keep available for Holder, out of its authorized and unissued Common Stock solely for the purpose of issuance upon conversion of this Note, free from preemptive rights or any other actual contingent purchase rights of persons other than the Holder, five times the number of shares of Common Stock as shall be issuable. If the amount of shares on reserve in Holder’s name at the Company’s transfer agent for this Note shall drop below the Required Reserve, the Company will, within 2 Trading Days of notification from Holder, instruct the transfer agent to increase the number of shares so that the Required Reserve is met. Upon full conversion or repayment of this Tangiers note, any shares remaining in the Share Reserve shall be cancelled. If an Event of Default occurs, the outstanding Principal Amount of this Note owing in respect thereof through the date of acceleration, shall become, at the Holder’s election, immediately due and payable in cash at the “Mandatory Default Amount”. The Mandatory Default Amount means 33% of the outstanding Principal Amount of this Note will be automatically added to the Principal Sum of the Note and tack back to the Effective Date for purposes of Rule 144. Commencing 5 days after the occurrence of any Event of Default that results in the eventual acceleration of this Note, this Note shall accrue additional interest, in addition to the Note’s “guaranteed” interest, at a rate equal to the lesser of 20% per annum or the maximum rate permitted under applicable law. Finally, after the occurrence of an Event of Default that results in the eventual acceleration of this Note, an additional 10% increase to the Conversion Price discount will go into effect. Guaranteed interest on this note is prorated over the term of the note. Interest in the amount of $11,930 has been recognized on this note as of June 30, 2020.

(f)	On December 18, 2019, the Company entered into a one year 8% $100,000 Convertible Note with Odyssey Capital, LLC (“Odyssey”) pursuant to the terms of a Securities Purchase Agreement (the “Odyssey Note”). The Odyssey Note has a maturity date of December 18, 2020 and carried a $5,000 original issue discount (such that $95,000 was funded to the Company at closing). The Investor was entitled, at its option, at any time after cash payment, to convert all or any amount of the principal face amount of the Odyssey Note then outstanding into shares of the Company’s common stock at a price for each share of common stock equal to 64% of the lowest daily volume weighted average price (VWAP) of the common stock as reported on the National Quotations Bureau OTC Markets exchange, which the Company’s shares are traded or any exchange upon which the common stock may be traded in the future, for the fifteen (15) prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. In connection with the Odyssey Note, the Company issued irrevocable transfer agent instructions reserving 22,084,000 shares (the “Share Reserve”) of its Common Stock for conversions under this Odyssey Note. As of June 30, 2020, the Company fully paid and retired this note including accrued interest $4,252 and a prepayment penalty in the amount of $45,748. The full share reserve was released upon satisfaction of the note and returned to treasury.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2020 AND 2019

(UNAUDITED)

(US$)

NOTE 7 – NOTES PAYABLE (CONTINUED)

(g)	On December 26, 2019, the Company entered into a one year 10% $55,000 Convertible Note with Jefferson Street Capital LLC (“Jefferson Street”) pursuant to the terms of a Securities Purchase Agreement (the “Jefferson Street Note”). The Jefferson Street Note has a maturity date of December 26, 2020 and carried a $5,000 original issue discount (such that $50,000 was funded to the Company at closing). The Investor is entitled, at its option, at any time after cash payment, to convert all or any amount of the principal face amount of the Jefferson Street Note then outstanding into shares of the Company’s common stock at a price for each share of common stock equal to 65% of the lowest daily volume weighted average price (VWAP) of the common stock as reported on the National Quotations Bureau OTC Markets exchange, which the Company’s shares are traded or any exchange upon which the common stock may be traded in the future, for the fifteen (15) prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. Commencing on the date which is 180 days following the date of this Jefferson Street Note and ending on the later of: (i) the Maturity Date and (ii) the date of payment of the Default Amount, this Jefferson Street Note may be converted by Jefferson Street in whole or in part at any time from time to time after the Issue Date as noted in the Jefferson Street Note. During the first 180 calendar days that the Jefferson Street Note is in effect, the Company may redeem the Jefferson Street Note by paying Jefferson Street an amount as follows: (i) if the redemption is within the first 90 days of the issuance date, then for an amount equal to 120% of the unpaid principal amount of this Jefferson Street Note along with any interest that has accrued during that period, and (ii) if the redemption is after the 91st day, but by the 180th day of the issuance date, then for an amount equal to 133% of the unpaid principal amount of this Jefferson Street Note along with any accrued interest. The Company may not redeem the Jefferson Street Note after the 180th day from entering into it. Upon an event of default, among other default provisions set forth in the Jefferson Street Note interest shall accrue at a default interest rate of 24% per annum or, if such rate is usurious or not permitted by current law, then at the highest rate of interest permitted by law. In connection with the Jefferson Street Note, the Company is required at all times to have authorized and reserved six times the number of common shares that would be issuable upon full conversion of the Jefferson Street Note in effect (assuming that the 4.99% limitation set forth in the Jefferson Street Note is not in effect) which shall initially be reserved at 20,000,000 common shares (the “Share Reserve”) of its Common Stock for conversions under this Jefferson Street Note. Upon full conversion or repayment of this Jefferson Street Note, any shares remaining in the Share Reserve shall be cancelled. At June 30, 2020, this note had accrued interest of $2,818. Subsequent to the balance sheet date, the noteholder converted the full principal of $55,000 plus accrued interest of $2,750 and $1,000 in fees for 3,095,362 shares of common stock ($0.01898 per share).

(h)	On January 3, 2020, the Company entered into a one year 2% $44,000 Convertible Promissory Note with BHP Capital NY Inc. (“BHP Capital”) pursuant to the terms of a Securities Purchase Agreement (the “BHP Capital Note”). The BHP Capital Note has a maturity date of January 3, 2021 and carries a $4,000 original issue discount (such that $40,000 was funded to the Company at closing). Subsequent to this note funding, BHP exercised a most favored nations clause increasing this notes interest rate to 8%, based on subsequent notes issued by the Company. BHP has the right from time to time, and at any time after closing, to convert all or any amount of the principal face amount of the BHP Capital Note then outstanding into shares of the Company’s common stock at a price for each share of common stock equal to 65% of the lowest one-day volume weighted average price (VWAP) of the common stock as reported on the National Quotations Bureau OTC Markets exchange, which the Company’s shares are traded or any exchange upon which the common stock may be traded in the future, for the twenty (20) prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. Such conversion shall be effectuated by the Company delivering the shares of common stock to BHP Capital within three (3) business days of receipt by the Company of the notice of conversion. In connection with the BHP Capital Note, the Company issued irrevocable transfer agent instructions pursuant to which the Company is required at all times to have reserved three times the number of shares that would be issuable upon full conversion of the Note (assuming that the 4.99% beneficial ownership limitation is not in effect) (based on the respective Conversion Price of the Note in effect from time to time, initially 14,100,000 shares of its Common Stock (the “Share Reserve”) for conversions under this BHP Capital Note. As of June 30, 2020, accrued interest on this note was $1,688. Subsequent to the balance sheet date the noteholder fully converted the full principal of $44,000 plus accrued interest of $2,290 and $1,000 fees for 3,095,362 common shares ($0.01512 per shares). Upon full conversion of this note, any shares remaining in the Share Reserve were cancelled.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2020 AND 2019

(UNAUDITED)

(US$)

NOTE 7 – NOTES PAYABLE (CONTINUED)

(i)	On January 15, 2020, the Company entered into security purchase agreement with Adar Alef, LLC whereby the Company issued an 8% convertible redeemable note in the principal amount of $44,000. The note was funded with net proceeds of $37,800, after the deduction of $4,000 for OID and $2,200 in legal fees. The note has a maturity date of January 15, 2021. The face value amount plus accrued interest under the note are convertible into shares of the Company’s common stock at a price for each share of common stock equal to 65% of the lowest daily VWAP of the common stock as reported on the National Quotations Bureau OTC Markets market on which the Company’s shares are traded or any exchange upon which the common stock may be traded in the future, for the 20 prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. The Company established an initial reserve of 6,296,000 shares of its common stock and at all times reserve a minimum of 4 times the amount of shares required if the note were to fully convert. As of June 30, 2020, accrued interest on this note was $1,601. Subsequent to the balance sheet date, the noteholder converted the full principal of $44,000 plus accrued interest of $2,750 and $1,000 in fees for 3,095,362 shares of common stock ($0.01898 per share). The full share reserve was released upon satisfaction of the note and returned to treasury.

(j)	On January 17, 2020, the Company entered into a one year 8% $110,000 Convertible Note with GS Capital Partners, LLC pursuant to the terms of a Securities Purchase Agreement. The GS Capital Note has a maturity date of January 21, 2021 and carried a $10,000 original issue discount (such that $100,000 was funded to the Company on January 21, 2020). The holder is entitled, at its option, at any time after cash payment, to convert all or any amount of the principal face amount of the GS Note then outstanding into shares of the Company’s common stock at a price for each share of common stock equal to 65% of the lowest daily volume weighted average price (VWAP) of the common stock as reported on the National Quotations Bureau OTC Markets exchange, which the Company’s shares are traded or any exchange upon which the common stock may be traded in the future, for the twenty (20) prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. In connection with the GS Capital Note, the Company issued irrevocable transfer agent instructions reserving 5,150,000 shares of its Common Stock for conversions under this Note (the “Share Reserve”) within 5 days from the date of execution and shall maintain a 2.5 times reserve for the amount then outstanding. Upon full conversion or repayment of this Note, any shares remaining in the Share Reserve shall be cancelled. Pursuant to this note, the Company issued to the noteholder 400,000 shares of its restricted common stock as debt commitment shares valued at $20,960 ($0.0524 per share). As of June 30, 2020, this note had accrued interest of $3,978. Subsequent to the balance sheet date, the noteholder converted the full principal of $110,000 plus accrued interest of $4,388 for 6,045,769 shares of common stock ($0.01898 per share).

(k)

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

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2020 AND 2019

(UNAUDITED)

(US$)

NOTE 7 – NOTES PAYABLE (CONTINUED)

(k)

If the Note is not retired on or before the Maturity Date, then at any time and from time to time after the Maturity Date, and subject to the terms hereof and restrictions and limitations contained herein, the Holder shall have the right, at the Holder’s sole option, to convert in whole or in part the outstanding and unpaid Principal Amount under this Note into shares of Common Stock at the Variable Conversion Price which shall be equal to the lower of: (a) the Fixed Conversion Price or (b) 65% of the lowest volume weighted average price of the Company’s Common Stock during the 20 consecutive Trading Days prior to the date on which Holder elects to convert all or part of the Note. If the Company is placed on “chilled” status with the DTC, the discount shall be increased by 10%, i.e., from 35% to 45%, until such chill is remedied. If the Company is not DWAC eligible through their transfer agent and DTC’s FAST system, the discount will be increased by 5%, i.e., from 35% to 40%. In the case of both, the discount shall be a cumulative increase of 15%, i.e., from 35% to 50%. Holder may not engage in any “shorting” or “hedging” transaction(s) in the Common Stock of the Company prior to conversion. In the “Event of Default”, defined (i) a default in payment of any amount due hereunder; (ii) a default in the timely issuance of underlying shares, which default continues for 2 Trading Days after the Company has failed to issue shares or deliver stock certificates within the 3rd Trading Day following the Conversion Date; (iii) if the Company does not issue the press release or file the Current Report on Form 8-K; (iv) failure by the Company for 3 days after notice has been received by the Company to comply with any material provision of this Note; (v) any representation or warranty of the Company in this Note that is found to have been incorrect in any material respect when made, including, without limitation, the Exhibits; (vi) failure of the Company to remain compliant with DTC, thus incurring a “chilled” status with DTC; (vii) any default of any mortgage, indenture or instrument which may be issued, or by which there may be secured or evidenced any indebtedness, for money borrowed by the Company or for money borrowed the repayment of which is guaranteed by the Company, whether such indebtedness or guarantee now exists or shall be created hereafter; (viii) if the Company is subject to any Bankruptcy Event; (ix) any failure of the Company to satisfy its “filing” obligations under the Securities Exchange Act of 1934, as amended (the “1934 Act”) and the rules and guidelines issued by OTC Markets News Service, OTC Markets Group, Inc. and their affiliates; (x) failure of the Company to remain in good standing under the laws of its state of domicile; (xi) any failure of the Company to provide the Holder with information related to its corporate structure including, but not limited to, the number of authorized and outstanding shares, public float, etc. within 1 Trading Day of request by Holder; (xii) failure by the Company to maintain the Required Reserve in accordance with the terms of Section 2.00(e); (xiii) failure of Company’s Common Stock to maintain a closing bid price in its Principal Market for more than 3 consecutive Trading Days; (xiv) any delisting from a Principal Market for any reason; (xv) failure by Company to pay any of its transfer agent fees in excess of $2,000 or to maintain a transfer agent of record; (xvi) failure by Company to notify Holder of a change in transfer agent within 24 hours of such change; (xvii) any trading suspension imposed by the United States Securities and Exchange Commission (the “SEC”) under Sections 12(j) or 12(k) of the 1934 Act; (xviii) failure by the Company to meet all requirements necessary to satisfy the availability of Rule 144 to the Holder or its assigns, including but not limited to the timely fulfillment of its filing requirements as a fully- reporting issuer registered with the SEC, requirements for XBRL filings, and requirements for disclosure of financial statements on its website; or (xix) failure of the Company to abide by the Use of Proceeds or failure of the Company to inform the Holder of a change in the Use of Proceeds. If an Event of Default occurs, the outstanding Principal Amount of this Note owing in respect thereof through the date of acceleration, shall become, at the Holder’s election, immediately due and payable in cash at the “Mandatory Default Amount”. The Mandatory Default Amount means 33% of the outstanding Principal Amount of this Note will be automatically added to the Principal Sum of the Note and tack back to the Effective Date for purposes of Rule 144. Commencing 5 days after the occurrence of any Event of Default that results in the eventual acceleration of this Note, this Note shall accrue additional interest, in addition to the Note’s “guaranteed” interest, at a rate equal to the lesser of 12% per annum or the maximum rate permitted under applicable law. In connection with such acceleration described herein, the Holder need not provide, and the Issuer hereby waives, any presentment, demand, protest or other notice of any kind, and the Holder may immediately and without expiration of any grace period enforce any and all of its rights and remedies hereunder and all other remedies available to it under applicable law. Such acceleration may be rescinded and annulled by the Holder at any time prior to payment hereunder and the Holder shall have all rights as a holder of the note until such time, if any, as the Holder receives full payment. No such rescission or annulment shall affect any subsequent event of default or impair any right consequent thereon. Interest in the amount of $1,036 has been recognized on this note as of June 30, 2020.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2020 AND 2019

(UNAUDITED)

(US$)

NOTE 7 – NOTES PAYABLE (CONTINUED)

(l)	Effective February 11, 2020 the Company entered into a one-year 10% convertible promissory note with Crown Bridge Partners, LLC (“Crown”), having a face value of $55,000. The Company received funds in the amount of $50,000 on February 23, 2020, after reduction of the Original Issue Discount of $5,000. The $55,000 face value note matures on February 11, 2021. Any amount of principal or interest on this Note, which is not paid by the Maturity Date, shall bear interest at the rate of the lesser of (i) fifteen percent (15%) per annum or (ii) the maximum amount permitted by law from the due date thereof until the same is paid. Crown shall have the right at any time to convert all or any part of the outstanding and unpaid principal amount and accrued and unpaid interest of this Note into fully paid and non-assessable shares of Common Stock, as such Common Stock exists on the Issue Date, or any shares of capital stock or other securities of the Company into which such Common Stock shall hereafter be changed or reclassified at the conversion price determined; provided, however, that in no event shall Crown be entitled to convert any portion of this Note in excess of that portion of this Note upon conversion of which the sum of (1) the number of shares of Common Stock beneficially owned by Crown and its affiliates (other than shares of Common Stock which may be deemed beneficially owned through the ownership of the unconverted portion of the Notes or the unexercised or unconverted portion of any other security of the Company subject to a limitation on conversion or exercise analogous to the limitations contained herein) and (2) the number of shares of Common Stock issuable upon the conversion of the portion of this Note with respect to which the determination of this proviso is being made, would result in beneficial ownership by Crown and its affiliates of more than 4.99% of the outstanding shares of Common Stock. For purposes of the proviso to the immediately preceding sentence, beneficial ownership shall be determined in accordance with Section 13(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Regulations 13D-G thereunder. The number of shares of Common Stock to be issued upon each conversion of this Note shall be determined by dividing the Conversion Amount by the applicable Conversion Price then in effect on the date specified in the notice of conversion, delivered to the Company or Company’s transfer agent by Crown. The term “Conversion Amount” means, with respect to any conversion of this Note, the sum of (1) the principal amount of this Note to be converted in such conversion plus (2) at Crown’s option, accrued and unpaid interest, if any, on such principal amount at the interest rates provided in this Note to the Conversion Date, plus (3) at Crown’s option, Default Interest, if any. The Conversion Price shall be the lesser of (i) 65% multiplied by the lowest volume weighted average price on the OTCQB, or applicable trading market during the previous twenty (20) trading day period ending on the latest complete trading day prior to the date of this note or (ii) the variable conversion price which shall mean 65% multiplied by lowest intraday trading price of any market makers for the Common Stock during the twenty (20) trading day period ending on the last complete trading day prior to the conversion date. In the event that shares of the Company’s Common Stock are not deliverable via DWAC following the conversion of any amount hereunder, an additional ten percent (10%) discount shall be factored into the Variable Conversion Price until this Note is no longer outstanding (resulting in a discount rate of 45% assuming no other adjustments are triggered hereunder). Additionally, if the Company fails to comply with the reporting requirements of the Exchange Act (including but not limited to becoming late or delinquent in its filings, even if the Company subsequently cures such delinquency) at any time while after the Issue Date, and/or the Company shall cease to be subject to the reporting requirements of the Exchange Act, an additional fifteen percent (15%) discount shall be factored into the Variable Conversion Price until this Note is no longer outstanding (resulting in a discount rate of 50% assuming no other adjustments are triggered hereunder). Each time, while this Note is outstanding, the Company enters into a Section 3(a)(9) transaction (including but not limited to the issuance of new promissory notes or of a replacement promissory note), or Section 3(a)(10) transaction, in which any 3rd party has the right to convert monies owed to that 3rd party (or receive shares pursuant to a settlement or otherwise) at a discount to market greater than the Variable Conversion Price in effect at that time, then the Variable Conversion Price shall be automatically adjusted to such greater discount percentage until this Note is no longer outstanding. Each time, while this Note is outstanding, the Company enters into a Section 3(a)(9) transaction (including but not limited to the issuance of new promissory notes or of a replacement promissory note), or Section 3(a)(10) transaction, in which any 3rd party has a look back period greater than the look back period in effect under the Note at that time, then Crown’s look back period shall automatically be adjusted to such greater number of days until this Note is no longer outstanding. The Company shall give written notice to Crown, with the adjusted Variable Conversion Price and/or adjusted look back period, within one (1) business day of an event that requires any adjustment described in the two immediately preceding sentences. If at any time while this Note is outstanding, the Company enters into a transaction structured in accordance with, based upon, or related or pursuant to, in whole or in part, Section 3(a)(10) of the Securities Act (a “3(a)(10) Transaction”), then a liquidated damages charge of 25% of the outstanding principal balance of this Note at that time, will be assessed and will become immediately due and payable to the Crown, either in the form of cash payment or as an addition to the balance of the Note, as determined by mutual agreement of the Company and Crown.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2020 AND 2019

(UNAUDITED)

(US$)

NOTE 7 – NOTES PAYABLE (CONTINUED)

(l)	Crown shall be entitled to deduct $1,500 from the conversion amount in each Notice of Conversion to cover Crown’s deposit fees associated with each Notice of Conversion. If at any time the Conversion Price as determined hereunder for any conversion would be less than the par value of the Common Stock, then at the sole discretion of Crown, the Conversion Price hereunder may equal such par value for such conversion and the Conversion Amount for such conversion may be increased to include Additional Principal, where “Additional Principal” means such additional amount to be added to the Conversion Amount to the extent necessary to cause the number of conversion shares issuable upon such conversion to equal the same number of conversion shares as would have been issued had the Conversion Price not been adjusted by Crown to the par value price. The Company covenants that during the period the conversion right exists, the Company will reserve from its authorized and unissued Common Stock a sufficient number of shares, free from preemptive rights, to provide for the issuance of Common Stock upon the full conversion of this Note. The Company is required at all times to have authorized and reserved six times the number of shares that is actually issuable upon full conversion of the Note. If the Company fails to maintain its status as “DTC Eligible” for any reason, or, if at any time while this Note is outstanding the Conversion Price is equal to or lower than $0.01, then an additional twenty five percent (25%) discount shall be factored into the Variable Conversion Price until this Note is no longer outstanding (resulting in a discount rate of 60%, assuming no other adjustments are triggered hereunder). A breach or default by the Company of any covenant or other term or condition contained in any of the other financial instrument, including but not limited to all convertible promissory notes, currently issued, or hereafter issued, by the Company, to the Crown or any other 3rd party, after the passage of all applicable notice and cure or grace periods, shall, at the option of the Crown, be considered a default under this Note, in which event the Crown shall be entitled to apply all rights and remedies of the Crown under the terms of this Note by reason of a default under said Other Agreement or hereunder. The Company, on February 24, 2020, issued 250,000 debt commitment shares in conjunction with this note. The commitment shares had a value of $13,500 ($0.054 per share).As of June 30, 2020, this note had accrued interest of $1,914.

(m)	On March 17, 2020, the Company entered into security purchase agreement with Adar Alef, LLC whereby the Company issued an 8% convertible redeemable note in the principal amount of $44,000. The note was funded with net proceeds of $37,800, after the deduction of $4,000 for OID and $2,200 in legal fees. The note has a maturity date of March 17, 2021. The face value amount plus accrued interest under the note are convertible into shares of the Company’s common stock at a price for each share of common stock equal to 65% of the lowest daily VWAP of the common stock as reported on the National Quotations Bureau OTC Markets market for the 20 prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. In the event the Company experiences a DTC “chill” on its shares, the conversion price shall be decreased to 55% instead of 65% while that “chill” is in effect. Upon an event of default, principal and accrued interest will become immediately due and payable under the notes. Additionally, upon an event of default, both notes will accrue interest at a default interest rate of 24% per annum or the highest rate of interest permitted by law. During the first 180 days following entry into this note, the Company may redeem this Note by paying to the Holder an amount equal to the sum of 140% of the face amount plus any accrued interest. This Note may not be prepaid after the 6-month anniversary of entry. The redemption must be closed and paid for within 3 business days of the Company sending the redemption demand or the redemption will be invalid, and the Company may not redeem this Note. In the event this Note is not prepaid within the 6-month period, the Conversion Price described in Section 4(a) shall be decreased from 65% to 60% (reflecting an effective conversion discount of 40%). Further, certain events of default may trigger penalty and liquidated damage provisions. This note contains a provision where if the Company shall have defaulted on or breached any term of any other note of similar debt instrument into which the Company has entered and failed to cure such default within the appropriate grace period they would be considered in default of this note. The Company established an initial reserve of 7,584,500 shares of its common stock and at all times reserve a minimum of 4 times the amount of shares required if the note were to fully convert. As of June 30, 2020, this note had accrued interest of $1,013.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2020 AND 2019

(UNAUDITED)

(US$)

NOTE 7 – NOTES PAYABLE (CONTINUED)

(n)	On March 23, 2020, the Company effectuated a six-month convertible promissory note with Tangiers Global, LLC. The Company received funds in the amount of $41,000 after reduction of the Original Issue Discount of $2,050. The $43,050 face value note matures on September 23, 2020 and bears an interest rate of 5%, guaranteed. This note has a fixed conversion price of $0.03 per share. The Company may redeem the note by paying to Tangiers an amount as follows: (i) if the redemption is within the first 30 days of the issuance date, then for an amount equal to 110% of the unpaid principal amount of this Note along with any interest that has accrued during that period, (ii) if the redemption is after the 31st day, but by the 60th day of the issuance date, then for an amount equal to 115%, (iii) if the redemption is after the 61st day, but by the 90th day of the issuance date, then for an amount equal to 120%, (iv) if the redemption is after the 91st day, but by the 180th day of the issuance date, then for an amount equal to 133%. After 180 days from the effective date, the Company may not pay this note, in whole or in part without prior written consent by Holder. The Company covenants that it will at all times reserve and keep available for Tangiers, out of its authorized and unissued Common Stock five times the number of shares of Common Stock as shall be issuable upon the full conversion of this Note. If the Note is not retired on or before the Maturity Date, then at any time and from time to time after the Maturity Date, and subject to the terms hereof and restrictions and limitations contained herein, the Tangiers shall have the right, at the Tangiers’s sole option, to convert in whole or in part the outstanding and unpaid Principal Amount under this Note into shares of Common Stock at the Variable Conversion Price which shall be equal to the lower of: (a) the Fixed Conversion Price or (b) 65% of the lowest volume weighted average price of the Company’s Common Stock during the 20 consecutive Trading Days prior to the date on which Tangiers elects to convert all or part of the Note. If the Company is placed on “chilled” status with the DTC, the discount shall be increased by 10%, i.e., from 35% to 45%, until such chill is remedied. If the Company is not DWAC eligible through their transfer agent and DTC’s FAST system, the discount will be increased by 5%, i.e., from 35% to 40%. In the case of both, the discount shall be a cumulative increase of 15%, i.e., from 35% to 50%. Tangiers may not engage in any “shorting” or “hedging” transaction(s) in the Common Stock of the Company prior to conversion. In the “Event of Default”, defined (i) a default in payment of any amount due hereunder; (ii) a default in the timely issuance of underlying shares, which default continues for 2 Trading Days after the Company has failed to issue shares or deliver stock certificates within the 3rd Trading Day following the Conversion Date; (iii) if the Company does not issue the press release or file the Current Report on Form 8-K; (iv) failure by the Company for 3 days after notice has been received by the Company to comply with any material provision of this Note; (v) any representation or warranty of the Company in this Note that is found to have been incorrect in any material respect when made, including, without limitation, the Exhibits; (vi) failure of the Company to remain compliant with DTC, thus incurring a “chilled” status with DTC; (vii) any default of any mortgage, indenture or instrument which may be issued, or by which there may be secured or evidenced any indebtedness, for money borrowed by the Company or for money borrowed the repayment of which is guaranteed by the Company, whether such indebtedness or guarantee now exists or shall be created hereafter; (viii) if the Company is subject to any Bankruptcy Event; (ix) any failure of the Company to satisfy its “filing” obligations under the Securities Exchange Act of 1934, as amended (the “1934 Act”) and the rules and guidelines issued by OTC Markets News Service, OTC Markets Group, Inc. and their affiliates; (x) failure of the Company to remain in good standing under the laws of its state of domicile; (xi) any failure of the Company to provide the Tangiers with information related to its corporate structure including, but not limited to, the number of authorized and outstanding shares, public float within 1 Trading Day of request by Tangiers; (xii) failure by the Company to maintain the Required Reserve; (xiii) failure of Company’s Common Stock to maintain a closing bid price in its Principal Market for more than 3 consecutive Trading Days; (xiv) any delisting from a Principal Market for any reason; (xv) failure by Company to pay any of its transfer agent fees in excess of $2,000 or to maintain a transfer agent of record; (xvi) failure by Company to notify Tangiers of a change in transfer agent within 24 hours of such change; (xvii) any trading suspension imposed by the United States Securities and Exchange Commission (the “SEC”) under Sections 12(j) or 12(k) of the 1934 Act; (xviii) failure by the Company to meet all requirements necessary to satisfy the availability of Rule 144 to the Tangiers or its assigns, including but not limited to the timely fulfillment of its filing requirements as a fully- reporting issuer registered with the SEC, requirements for XBRL filings, and requirements for disclosure of financial statements on its website; or (xix) failure of the Company to abide by the Use of Proceeds or failure of the Company to inform the Tangiers of a change in the Use of Proceeds. If an Event of Default occurs, the outstanding Principal Amount of this Note owing in respect thereof through the date of acceleration, shall become, at the Tangiers’s election, immediately due and payable in cash at the “Mandatory Default Amount”. The Mandatory Default Amount means 33% of the outstanding Principal Amount of this Note will be automatically added to the Principal Sum of the Note and tack back to the Effective Date for purposes of Rule 144.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2020 AND 2019

(UNAUDITED)

(US$)

NOTE 7 – NOTES PAYABLE (CONTINUED)

(n)	Commencing 5 days after the occurrence of any Event of Default that results in the eventual acceleration of this Note, this Note shall accrue additional interest, in addition to the Note’s “guaranteed” interest, at a rate equal to the lesser of 15% per annum or the maximum rate permitted under applicable law. In connection with such acceleration described herein, the Tangiers need not provide, and the Issuer hereby waives, any presentment, demand, protest or other notice of any kind, and the Tangiers may immediately and without expiration of any grace period enforce any and all of its rights and remedies hereunder and all other remedies available to it under applicable law. Such acceleration may be rescinded and annulled by the Tangiers at any time prior to payment hereunder and the Tangiers shall have all rights as a Tangiers of the note until such time, if any, as the Tangiers receives full payment. No such rescission or annulment shall affect any subsequent event of default or impair any right consequent thereon. As of June 30, 2020, this note had accrued interest of $630.

(o)

On April 17, 2020, the Company entered into a one year 8% $55,000 convertible Note with GS Capital Partners, LLC pursuant to the terms of a Securities Purchase Agreement (“GS Note”). The GS Note has a maturity date of April 17, 2021 and carried a $5,000 original issue discount (such that $50,000 was funded to the Company on April 17, 2020). The holder is entitled, at its option, at any time after cash payment, to convert all or any amount of the principal face amount of the GS Note then outstanding into shares of the Company’s common stock at a price for each share of common stock equal to 65% of the lowest daily volume weighted average price (VWAP) of the common stock as reported on the National Quotations Bureau OTC Markets exchange, which the Company’s shares are traded or any exchange upon which the common stock may be traded in the future, for the twenty (20) prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. Such conversion shall be effectuated by the Company delivering the shares of common stock to the holder within 3 business days of receipt by the Company of the notice of conversion. Accrued but unpaid interest shall be subject to conversion. To the extent the conversion price of the Company’s common stock closes below the par value per share, the Company will take all steps necessary to solicit the consent of the stockholders to reduce the par value to the lowest value possible under law. The Company agrees to honor all conversions submitted pending this increase. In the event the Company experiences a DTC “Chill” on its shares, the conversion price shall be decreased to 55% instead of 65% while that “Chill” is in effect. In no event shall the holder be allowed to affect a conversion if such conversion, along with all other shares of the Company common stock beneficially owned by the holder and its affiliates would exceed 9.9% of the outstanding shares of the common stock of the Company. During the first six months that the GS Capital Note is in effect, the Company may redeem the GS Note by paying to the holder an amount as follows: (i) if the redemption is within the first 90 days of the issuance date, then for an amount equal to 120% of the unpaid principal amount of this Note along with any interest that has accrued during that period, (ii) if the redemption is after the 91st day, but less than the 180th day of the issuance date, then for an amount equal to 133% of the unpaid principal amount of this Note along with any accrued interest. The GS Note may not be redeemed after 180 days after entering into it. Upon an event of default, among other default provisions set forth in the GS Capital Note, (i) interest shall accrue at a default interest rate of 24% per annum or, if such rate is usurious or not permitted by current law, then at the highest rate of interest permitted by law. (ii) if the Company shall fail to deliver to the holder the shares of common stock without restrictive legend (when permissible in accordance with applicable law) within three (3) business days of its receipt of a notice of conversion, then the Company shall pay a penalty of $250 per day the shares are not issued beginning on the 4th day after the conversion notice was delivered to the Company (which shall be increased to $500 per day beginning on the 10th day); (iii) if the Company’s stock ceases to be listed on an exchange, its stock is suspended from trading for more than 10 consecutive trading days or the Company ceases to file its reports with the SEC under the Securities Exchange Act of 1934, as amended, then the outstanding principal due under the GS Capital Note shall increase by 50%; or (iv) if the GS Capital Note is not paid at maturity, the outstanding principal due under this Note shall increase by 10%. In connection with the GS Capital Note, the Company issued irrevocable transfer agent instructions reserving 5,717,000 shares of its common Stock for conversions under this Note (the “Share Reserve”) within 5 days from the date of execution and shall maintain a 2.5 times reserve for the amount then outstanding. Upon full conversion or repayment of this Note, any shares remaining in the Share Reserve shall be cancelled. The Company issued to the noteholder 150,000 shares of its restricted common stock as debt commitment shares valued at $5,000 ($0.03 per share). As of June 30, 2020, this note had accrued interest of $892.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2020 AND 2019

(UNAUDITED)

(US$)

NOTE 7 – NOTES PAYABLE (CONTINUED)

(p)	On April 30, 2020, the Company entered into securities purchase agreement with Adar Alef, LLC whereby the Company issued an 8% convertible redeemable note in the principal amount of $44,000. The note was funded with net proceeds of $37,800, after the deduction of $4,000 for OID and $2,200 in legal fees. The note has a maturity date of April 30, 2021. The face value amount plus accrued interest under the note are convertible into shares of the Company’s common stock at a price for each share of common stock equal to 65% of the lowest daily VWAP of the common stock as reported on the National Quotations Bureau OTC Markets market on which the Company’s shares are traded or any exchange upon which the common stock may be traded in the future, for the 20 prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. In the event the Company experiences a DTC “chill” on its shares, the conversion price shall be decreased to 55% instead of 65% while that “chill” is in effect. Upon an event of default, principal and accrued interest will become immediately due and payable under the notes. Additionally, upon an event of default, both notes will accrue interest at a default interest rate of 24% per annum or the highest rate of interest permitted by law. During the first 6 months following the Issuance Date, the Company may redeem this Note by paying to the Holder an amount equal to the sum of 140% of the face amount plus any accrued interest. The redemption must be closed and paid for within 3 business days of the Company sending the redemption demand or the redemption will be invalid, and the Company may not redeem this Note. In the event this Note is not prepaid within the 6-month period, the conversion Price described above shall be decreased from 65% to 60% (reflecting an effective conversion discount of 40%). Further, certain events of default may trigger penalty and liquidated damage provisions. (This note contains a provision where if the Company shall have defaulted on or breached any term of any other note of similar debt instrument into which the Company has entered and failed to cure such default within the appropriate grace period they would be considered in default of this note. The Company established an initial reserve of 7,736,000 shares of its common stock and at all times reserve a minimum of 4 times the amount of shares required if the note were to fully convert. This Note may not be prepaid after the 6-month anniversary of the issuance date. As of June 30, 2020, this note had accrued interest of $588.

(q)

On May 8, 2020, the Company effectuated a six-month fixed convertible promissory note with Tangiers Global, LLC with a total face value of $102,500 containing an original issue discount of $2,500. On May 8, 2020 and June 10, 2020, the Company received funds, on each date, in the amount of $50,000 and recognized original issue discount of $1,250. This note matures on November 8, 2020 and bears an annual interest rate of 5%. This note has a fixed conversion price of $0.03 per share. The Company may redeem the note by paying to Tangiers an amount as follows: (i) if the redemption is within the first 90 days of the issuance date, then for an amount equal to 110% of the unpaid principal amount so paid of this Note along with any interest that has accrued during that period, and (ii) if the redemption is after the 91st day, but by the 180th day of the issuance date, then for an amount equal to 120%. After 180 days from the effective date, the Company may not pay this note, in whole or in part without prior written consent by Holder. The Company covenants that it will at all times reserve and keep available for Tangiers, out of its authorized and unissued Common Stock three times the number of shares of Common Stock as shall be issuable upon the full conversion of this Note. If the Note is not retired on or before the Maturity Date, then at any time and from time to time after the Maturity Date, and subject to the terms hereof and restrictions and limitations contained herein, the Tangiers shall have the right, at the Tangiers’s sole option, to convert in whole or in part the outstanding and unpaid Principal Amount under this Note into shares of Common Stock at the Variable Conversion Price which shall be equal to the lower of: (a) the Fixed Conversion Price or (b) 70% of the lowest volume weighted average price of the Company’s Common Stock during the 15 consecutive Trading Days prior to the date on which Tangiers elects to convert all or part of the Note. If the Company is placed on “chilled” status with the DTC, the discount shall be increased by 10%, i.e., from 30% to 40%, until such chill is remedied. If the Company is not DWAC eligible through their transfer agent and DTC’s FAST system, the discount will be increased by 5%, i.e., from 30% to 35%. In the case of both, the discount shall be a cumulative increase of 15%, i.e., from 30% to 45%. Tangiers may not engage in any “shorting” or “hedging” transaction(s) in the Common Stock of the Company prior to conversion.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2020 AND 2019

(UNAUDITED)

(US$)

NOTE 7 – NOTES PAYABLE (CONTINUED)

(q)

“In the “Event of Default”, defined (i) a default in payment of any amount due hereunder; (ii) a default in the timely issuance of underlying shares, which default continues for 2 Trading Days after the Company has failed to issue shares or deliver stock certificates within the 3rd Trading Day following the Conversion Date; (iii) if the Company does not issue the press release or file the Current Report on Form 8-K; (iv) failure by the Company for 3 days after notice has been received by the Company to comply with any material provision of this Note; (v) any representation or warranty of the Company in this Note that is found to have been incorrect in any material respect when made, including, without limitation, the Exhibits; (vi) failure of the Company to remain compliant with DTC, thus incurring a “chilled” status with DTC; (vii) any default of any mortgage, indenture or instrument which may be issued, or by which there may be secured or evidenced any indebtedness, for money borrowed by the Company or for money borrowed the repayment of which is guaranteed by the Company, whether such indebtedness or guarantee now exists or shall be created hereafter; (viii) if the Company is subject to any Bankruptcy Event; (ix) any failure of the Company to satisfy its “filing” obligations under the Securities Exchange Act of 1934, as amended (the “1934 Act”) and the rules and guidelines issued by OTC Markets News Service, OTC Markets Group, Inc. and their affiliates; (x) failure of the Company to remain in good standing under the laws of its state of domicile; (xi) any failure of the Company to provide the Tangiers with information related to its corporate structure including, but not limited to, the number of authorized and outstanding shares, public float within 1 Trading Day of request by Tangiers; (xii) failure by the Company to maintain the Required Reserve; (xiii) failure of Company’s Common Stock to maintain a closing bid price in its Principal Market for more than 3 consecutive Trading Days; (xiv) any delisting from a Principal Market for any reason; (xv) failure by Company to pay any of its transfer agent fees in excess of $2,000 or to maintain a transfer agent of record; (xvi) failure by Company to notify Tangiers of a change in transfer agent within 24 hours of such change; (xvii) any trading suspension imposed by the United States Securities and Exchange Commission (the “SEC”) under Sections 12(j) or 12(k) of the 1934 Act; (xviii) failure by the Company to meet all requirements necessary to satisfy the availability of Rule 144 to the Tangiers or its assigns, including but not limited to the timely fulfillment of its filing requirements as a fully- reporting issuer registered with the SEC, requirements for XBRL filings, and requirements for disclosure of financial statements on its website; or (xix) failure of the Company to abide by the Use of Proceeds or failure of the Company to inform the Tangiers of a change in the Use of Proceeds. If an Event of Default occurs, the outstanding Principal Amount of this Note owing in respect thereof through the date of acceleration, shall become, at the Tangiers’s election, immediately due and payable in cash at the “Mandatory Default Amount”. The Mandatory Default Amount means 20% of the outstanding Principal Amount of this Note will be automatically added to the Principal Sum of the Note and tack back to the Effective Date for purposes of Rule 144. Commencing 5 days after the occurrence of any Event of Default that results in the eventual acceleration of this Note, this Note shall accrue additional interest, in addition to the Note’s “guaranteed” interest, at a rate equal to the lesser of 15% per annum or the maximum rate permitted under applicable law. In connection with such acceleration described herein, the Tangiers need not provide, and the Issuer hereby waives, any presentment, demand, protest or other notice of any kind, and the Tangiers may immediately and without expiration of any grace period enforce any and all of its rights and remedies hereunder and all other remedies available to it under applicable law. Such acceleration may be rescinded and annulled by the Tangiers at any time prior to payment hereunder and the Tangiers shall have all rights as a Tangiers of the note until such time, if any, as the Tangiers receives full payment. No such rescission or annulment shall affect any subsequent event of default or impair any right consequent thereon. As of June 30, 2020, this note had accrued interest of $1,509.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2020 AND 2019

(UNAUDITED)

(US$)

NOTE 7 – NOTES PAYABLE (CONTINUED)

(r)	On May 18, 2020, the Company entered into a Securities Purchase Agreement (“SPA”) with Firstfire Global Opportunities Fund, LLC (“Firstfire”) pursuant to a convertible promissory note in the principal amount of $88,333, having an original issue discount in the amount of $8,833. On May 24, 2020, the Company received funds in the amount of $75,000 after the deduction of legal fees in the amount of $4,500. This note bears an annual interest rate of 8%. Any principal amount or interest on this Note which is not paid when due shall bear interest at the rate of the lesser of (i) fifteen percent (15%) per annum and (ii) the maximum amount permitted by law from the due date thereof until the same is paid. The Holder shall have the right, at any time on or after the Issue Date, to convert all or any portion of the then outstanding and unpaid Principal Amount and interest into fully paid and non-assessable shares of Common Stock. In no event shall the Holder be entitled to convert any portion of this Note in excess of that portion of this Note upon conversion of which the sum would result in beneficial ownership by the Holder and its affiliates of more than 4.99% of the then outstanding shares of Common Stock. The per share conversion price into which Principal Amount and interest under this Note shall be convertible into shares of Common Stock hereunder shall be equal to 65% multiplied by the average of the two (2) lowest volume weighted average prices of the Common Stock during the fifteen (15) consecutive Trading Day period immediately preceding the date of the respective conversion. The borrower covenants that at all times until the Note is satisfied in full, the borrower will reserve from its authorized and unissued Common Stock a sufficient number of shares, free from preemptive rights, to provide for the issuance of a number of Conversion Shares equal to the greater of: (a) 8,500,000 shares of Common Stock or (b) the sum of the number of Conversion Shares issuable upon the full conversion of this Note multiplied by (ii) three and a half (3.5). At any time after the Issue Date, (i) if in the case that the borrower’s Common Stock is not deliverable by DWAC, (ii) if the borrower ceases to be a reporting company pursuant or subject to the Exchange Act, (iii) if the borrower loses a market for its common Stock, (iv) if the borrower fails to maintain its status as “DTC Eligible” for any reason, (v) if the Conversion Price is less than one cent ($0.01), (vi) if the Note cannot be converted into free trading shares on or after six months from the Issue Date, (vii) if at any time the borrower does not maintain or replenish the Reserved Amount (as defined herein) within three (3) business days of the request of the Holder, (viii) if the borrower fails to maintain the listing of the Common Stock on at least one of the OTC Markets or an equivalent replacement exchange, the Nasdaq National Market, the Nasdaq Small Cap Market, the New York Stock Exchange, or the NYSE MKT, (ix) if the borrower fails to comply with the reporting requirements of the Exchange Act; the reporting requirements necessary to satisfy the availability of Rule 144 to the Holder or its assigns, including but not limited to the timely fulfillment of its filing requirements as a fully-reporting issuer registered with the SEC, the requirements for XBRL filings, the requirements for disclosure of financial statements on its website, (x) if the borrower effectuates a reverse split of its Common Stock without twenty (20) days prior written notice to the Holder, (xi) if OTC Markets changes the borrower’s designation to ‘No Information’ (Stop Sign), ‘Caveat Emptor’ (Skull and Crossbones), or ‘OTC’, ‘Other OTC’ or ‘Grey Market’ (Exclamation Mark Sign), (xii) the restatement of any financial statements filed by the borrower with the SEC for any date or period from two years prior to the Issue Date of this Note and until this Note is no longer outstanding, if the result of such restatement would, by comparison to the unrestated financial statement, have constituted a material adverse effect on the rights of the Holder with respect to this Note or the Purchase Agreement, (xiii) any cessation of trading of the Common Stock on at least one of the OTC Markets or an equivalent replacement exchange, and such cessation of trading shall continue for a period of five consecutive (5) Trading Days, and/or (xiv) the borrower loses the “bid” price for its Common Stock ($0.0001 on the “Ask” with zero market makers on the “Bid” per Level 2), and/or (xv) if the Holder is notified in writing by the Company or the Company’s transfer agent that the Company does not have the necessary amount of authorized and issuable shares of Common Stock available to satisfy the issuance of Shares pursuant to a Conversion Notice, then in addition to all other remedies under this Note (including but not limited the default provisions provided in this Note), the Holder shall be entitled to increase, by 15% for each occurrence, cumulative or otherwise, the discount to the Conversion Price shall apply for all future conversions under the Note. The Holder maintains the option and sole discretion to increase by Ten Thousand and No/100 United States Dollars ($10,000) per each occurrence described above (under Holder’s and borrower’s expectation that any principal amount increase will tack back to the Issue Date) the principal amount of the Note instead of applying further discounts to the Conversion Price. At any time prior to or as of the earlier of the (i) the first conversion date and (ii) the 180th calendar day after the issue date, the borrower shall have the right to prepay the outstanding principal amount and interest then due under this note. If the borrower exercises its right to prepay the note at any time within the initial 30 calendar days following the issue date, the borrower shall make payment to the holder of an amount in cash equal to the sum of: (w) 115% multiplied by the principal amount then outstanding plus (x) accrued and unpaid interest on the principal amount.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2020 AND 2019

(UNAUDITED)

(US$)

NOTE 7 – NOTES PAYABLE (CONTINUED)

(r)

If the borrower exercises its right to prepay the note at any time from the 31st calendar day through the 60th calendar day following the issue date, the borrower shall make payment to the holder of an amount in cash equal to the sum of: (w) 125% multiplied by the principal amount then outstanding plus (x) accrued and unpaid interest on the principal amount. If the borrower exercises its right to prepay the note at any time from the 61st calendar day through the 120th calendar day following the issue date, the borrower shall make payment to the holder of an amount in cash equal to the sum of: (w) 135% multiplied by the principal amount then outstanding plus (x) accrued and unpaid interest on the principal amount. If the borrower exercises its right to prepay the note at any time from the 121st calendar day through the 180th calendar day following the issue date, the borrower shall make payment to the holder of an amount in cash equal to the sum of: (w) 140% multiplied by the principal amount then outstanding plus (x) accrued and unpaid interest on the principal amount. It shall be considered an event of default if any of the following events shall occur: (a) Failure to Pay Principal or Interest; (b) the borrower fails to issue conversion shares to the holder upon exercise by the holder of the conversion rights; (c) the borrower breaches any material agreement, covenant or other material term or condition contained in the purchase agreement, this note, the irrevocable transfer agent instructions or in any agreement, statement or certificate given in writing pursuant hereto or in connection herewith or therewith; (d) any representation or warranty of the borrower made in the purchase agreement, this note, the irrevocable transfer agent instructions or in any agreement, statement or certificate given in writing pursuant hereto or in connection herewith or therewith shall be false or misleading in any material respect; (e) the borrower or any subsidiary of the borrower shall make an assignment for the benefit of creditors; (f) any money judgment, writ or similar process shall be entered or filed against the borrower or any subsidiary of the borrower or any of its property or other assets for more than $100,000; (g) bankruptcy, insolvency, reorganization or liquidation proceedings or other proceedings, voluntary or involuntary, for relief under any bankruptcy law or any law for the relief of debtors shall be instituted by or against the borrower or any subsidiary of the borrower; (h) delisting of common stock; (i) failure to comply with the reporting requirements of the 1934 Act and/or the borrower shall cease to be subject to the reporting requirements of the 1934 Act; (j) any dissolution, liquidation, or winding up of borrower or any substantial portion of its business; (k) cessation of operations; (l) failure by borrower to maintain any material intellectual property rights, personal, real property or other assets which are necessary to conduct its business; (m) financial statement restatement from two years prior to the issue date of this note and until this note is no longer outstanding, whereby the restatement, by comparison to the unrestated financial statement, have constituted a material adverse effect on the rights of the holder with respect to this note or the purchase agreement; (n) the borrower effectuates a reverse split of its common stock without twenty (20) days prior written notice to the holder; (o) replacement of transfer agent whereby the borrower fails to provide, prior to the effective date of such replacement, a fully executed irrevocable transfer agent instructions in a form as initially delivered pursuant to the SPA; (p) the DTC places a “chill” on any of the borrower’s securities (q) any court of competent jurisdiction issues an order declaring this note, the SPA or any provision hereunder or thereunder to be illegal; (r) the common stock is not eligible for trading through the DTC’s Fast Automated Securities Transfer or Deposit/Withdrawal at Custodian programs; (s) declaration of an event of default by any lender or other extender of after the passage of all applicable notice and cure or grace periods; (t) borrower loses the “bid” price for its Common Stock; (u) attempt by the borrower to transmit, convey or disclose material non-public information concerning the borrower which is not immediately cured by borrower filing a Form 8-K pursuant to Regulation FD on that same date; (v) at any time on or after the date which is six (6) months after the issue date, the holder is unable to obtain a standard “144 legal opinion letter” from an attorney reasonably acceptable to the holder; (y) delisting or suspension of trading of common stock. Upon the occurrence and during the continuation of any event of default become immediately due and payable and the borrower shall pay to the holder, in full satisfaction of its obligations hereunder, an amount equal to the principal amount then outstanding plus accrued interest through the date of full repayment multiplied by 150%. holder may, in its sole discretion, determine to accept payment part in common stock and part in cash. If a breach occurs as a result of the unavailability of Rule 144, failure to comply with the 1934 Act or the borrower fails to issue conversion shares. occurs or is continuing after the six (6) month anniversary of the issue date, then the holder shall be entitled to use the lowest closing bid price during the delinquency period as a base price for any conversion hereunder. The Company issued to the noteholder 375,000 shares of its restricted common stock as debt commitment shares valued at $12,075 ($0.0322 per share). As of June 30, 2020, this note had accrued interest of $716.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2020 AND 2019

(UNAUDITED)

(US$)

NOTE 7 – NOTES PAYABLE (CONTINUED)

(s)	On June 4, 2020, the Company entered into a one year 8% $33,000 convertible Note with GS Capital Partners, LLC (the “GS Note”) pursuant to the terms of a Securities Purchase Agreement (the “SPA”). The GS Note has a maturity date of June 4, 2021 and carried a $3,000 original issue discount (such that $30,000 was funded to the Company on or about June 4, 2020). The holder is entitled, at its option, at any time after cash payment, to convert all or any amount of the principal face amount of the GS Note then outstanding into shares of the Company’s common stock at a price for each share of common stock equal to 65% of the lowest daily volume weighted average price (VWAP) of the common stock as reported on the National Quotations Bureau OTC Markets exchange, which the Company’s shares are traded or any exchange upon which the common stock may be traded in the future, for the twenty (20) prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. Such conversion shall be effectuated by the Company delivering the shares of common stock to the holder within 3 business days of receipt by the Company of the notice of conversion. Accrued but unpaid interest shall be subject to conversion. To the extent the conversion price of the Company’s common stock closes below the par value per share, the Company will take all steps necessary to solicit the consent of the stockholders to reduce the par value to the lowest value possible under law. The Company agrees to honor all conversions submitted pending this increase. In the event the Company experiences a DTC “Chill” on its shares, the conversion price shall be decreased to 55% instead of 65% while that “Chill” is in effect. In no event shall the holder be allowed to affect a conversion if such conversion, along with all other shares of the Company common stock beneficially owned by the holder and its affiliates would exceed 9.9% of the outstanding shares of the common stock of the Company. During the first six months that the GS Capital Note is in effect, the Company may redeem the GS Note by paying to the holder an amount as follows: (i) if the redemption is within the first 90 days of the issuance date, then for an amount equal to 120% of the unpaid principal amount of this Note along with any interest that has accrued during that period, (ii) if the redemption is after the 91st day, but less than the 180th day of the issuance date, then for an amount equal to 133% of the unpaid principal amount of this Note along with any accrued interest. The GS Note may not be redeemed after 180 days. The Company may not redeem the GS Capital Note after the 180th day from entering into it. Upon an event of default, among other default provisions set forth in the GS Capital Note, (i) interest shall accrue at a default interest rate of 24% per annum or, if such rate is usurious or not permitted by current law, then at the highest rate of interest permitted by law. (ii) if the Company shall fail to deliver to the holder the shares of common stock without restrictive legend (when permissible in accordance with applicable law) within three (3) business days of its receipt of a notice of conversion, then the Company shall pay a penalty of $250 per day the shares are not issued beginning on the 4th day after the conversion notice was delivered to the Company (which shall be increased to $500 per day beginning on the 10th day); (iii) if the Company loses its bid price for its stock in a market (including the OTC marketplace or other exchange), the principal amount due under the GS note shall increase by 20%; (iv) if the Company’s stock ceases to be listed on an exchange, its stock is suspended from trading for more than 10 consecutive trading days or the Company ceases to file its reports with the SEC under the Securities Exchange Act of 1934, as amended, then the outstanding principal due under the GS Capital Note shall increase by 50%; or (v) if the GS Capital Note is not paid at maturity, the outstanding principal due under this Note shall increase by 10%. In connection with the GS Capital Note, the Company issued irrevocable transfer agent instructions reserving 3,678,000 shares of its common Stock for conversions under this Note (the “Share Reserve”) and shall maintain a 2.5 times reserve for the amount then outstanding. Upon full conversion or repayment of this Note, any shares remaining in the Share Reserve shall be cancelled and placed back into the treasury of the company and available for issuance at a future date. The Company issued to the noteholder 90,000 shares of its restricted common stock as debt commitment shares valued at $3,105 ($0.0345 per share). As of June 30, 2020, this note had accrued interest of $181.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2020 AND 2019

(UNAUDITED)

(US$)

NOTE 7 – NOTES PAYABLE (CONTINUED)

(t)	On June 24, 2020, the Company effectuated a six-month fixed convertible promissory note with Tangiers Global, LLC with a total face value of $210,000 containing an original issue discount of $10,000. On June 26, 2020, the Company received funds in the amount of $200,000 and recognized original issue discount of $10,000. This note matures on December 24, 2020 and bears an interest rate of 8%, guaranteed. This note has a fixed conversion price of $0.03 per share. The Company may redeem the note by paying to Tangiers an amount as follows: (i) if the redemption is within the first 90 days of the issuance date, then for an amount equal to 110% of the unpaid principal amount so paid of this Note along with any interest that has accrued during that period, and (ii) if the redemption is after the 91st day, but by the 180th day of the issuance date, then for an amount equal to 120%. After 180 days from the effective date, the Company may not pay this note, in whole or in part without prior written consent by Holder. The Company covenants that it will at all times reserve and keep available for Tangiers, out of its authorized and unissued Common Stock three times the number of shares of Common Stock as shall be issuable upon the full conversion of this Note. If the Note is not retired on or before the Maturity Date, then at any time and from time to time after the Maturity Date, and subject to the terms hereof and restrictions and limitations contained herein, the Tangiers shall have the right, at the Tangiers’s sole option, to convert in whole or in part the outstanding and unpaid Principal Amount under this Note into shares of Common Stock at the Variable Conversion Price which shall be equal to the lower of: (a) the Fixed Conversion Price or (b) 70% of the lowest volume weighted average price of the Company’s Common Stock during the 15 consecutive Trading Days prior to the date on which Tangiers elects to convert all or part of the Note. If the Company is placed on “chilled” status with the DTC, the discount shall be increased by 10%, i.e., from 30% to 40%, until such chill is remedied. If the Company is not DWAC eligible through their transfer agent and DTC’s FAST system, the discount will be increased by 5%, i.e., from 30% to 35%. In the case of both, the discount shall be a cumulative increase of 15%, i.e., from 30% to 45%. Tangiers may not engage in any “shorting” or “hedging” transaction(s) in the Common Stock of the Company prior to conversion. In the “Event of Default”, defined (i) a default in payment of any amount due hereunder; (ii) a default in the timely issuance of underlying shares, which default continues for 2 Trading Days after the Company has failed to issue shares or deliver stock certificates within the 3rd Trading Day following the Conversion Date; (iii) if the Company does not issue the press release or file the Current Report on Form 8-K; (iv) failure by the Company for 3 days after notice has been received by the Company to comply with any material provision of this Note; (v) any representation or warranty of the Company in this Note that is found to have been incorrect in any material respect when made, including, without limitation, the Exhibits; (vi) failure of the Company to remain compliant with DTC, thus incurring a “chilled” status with DTC; (vii) any default of any mortgage, indenture or instrument which may be issued, or by which there may be secured or evidenced any indebtedness, for money borrowed by the Company or for money borrowed the repayment of which is guaranteed by the Company, whether such indebtedness or guarantee now exists or shall be created hereafter; (viii) if the Company is subject to any Bankruptcy Event; (ix) any failure of the Company to satisfy its “filing” obligations under the Securities Exchange Act of 1934, as amended (the “1934 Act”) and the rules and guidelines issued by OTC Markets News Service, OTC Markets Group, Inc. and their affiliates; (x) failure of the Company to remain in good standing under the laws of its state of domicile; (xi) any failure of the Company to provide the Tangiers with information related to its corporate structure including, but not limited to, the number of authorized and outstanding shares, public float within 1 Trading Day of request by Tangiers; (xii) failure by the Company to maintain the Required Reserve; (xiii) failure of Company’s Common Stock to maintain a closing bid price in its Principal Market for more than 3 consecutive Trading Days; (xiv) any delisting from a Principal Market for any reason; (xv) failure by Company to pay any of its transfer agent fees in excess of $2,000 or to maintain a transfer agent of record; (xvi) failure by Company to notify Tangiers of a change in transfer agent within 24 hours of such change; (xvii) any trading suspension imposed by the United States Securities and Exchange Commission (the “SEC”) under Sections 12(j) or 12(k) of the 1934 Act; (xviii) failure by the Company to meet all requirements necessary to satisfy the availability of Rule 144 to the Tangiers or its assigns, including but not limited to the timely fulfillment of its filing requirements as a fully- reporting issuer registered with the SEC, requirements for XBRL filings, and requirements for disclosure of financial statements on its website; or (xix) failure of the Company to abide by the Use of Proceeds or failure of the Company to inform the Tangiers of a change in the Use of Proceeds. If an Event of Default occurs, the outstanding Principal Amount of this Note owing in respect thereof through the date of acceleration, shall become, at the Tangiers’s election, immediately due and payable in cash at the “Mandatory Default Amount”. The Mandatory Default Amount means 20% of the outstanding Principal Amount of this Note will be automatically added to the Principal Sum of the Note and tack back to the Effective Date for purposes of Rule 144. Commencing 5 days after the occurrence of any Event of Default that results in the eventual acceleration of this Note, this Note shall accrue additional interest, in addition to the Note’s “guaranteed” interest, at a rate equal to the lesser of 18% per annum or the maximum rate permitted under applicable law. In connection with such acceleration described herein, the Tangiers need not provide, and the Issuer hereby waives, any presentment, demand, protest or other notice of any kind, and the Tangiers may immediately and without expiration of any grace period enforce any and all of its rights and remedies hereunder and all other remedies available to it under applicable law. Such acceleration may be rescinded and annulled by the Tangiers at any time prior to payment hereunder and the Tangiers shall have all rights as a Tangiers of the note until such time, if any, as the Tangiers receives full payment. No such rescission or annulment shall affect any subsequent event of default or impair any right consequent thereon. As of June 30, 2020, accrued interest was $560.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2020 AND 2019

(UNAUDITED)

(US$)

NOTE 7 – NOTES PAYABLE (CONTINUED)

During the three months year ended June 30, 2019, the Company issued 20,009,621 shares of common stock to holders of convertible notes to retire $370,000 in principal and $28,062 of accrued interest (at an average conversion price of $0.01989 per share) under the convertible notes.

During the year ended March 31, 2020, the Company issued 21,295,495 shares of common stock to holders of convertible notes to retire $467,500 and $28,762 of note principal and accrued interest, respectively (average conversion price of $0.0233 per share.)

Interest expense for the three months ended June 30, 2020 was $317,434 compared to $121,814 for the same period in the prior year. Accrued interest at June 30, 2020 and March 31, 2020 was $31,975 and $39,384, respectively.

NOTE 8 – RELATED PARTIES

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

NOTE 9 – STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

As of June 30, 2020, the Company was authorized to issue 400,000,000 shares of its common stock. As of June 30, 2020 and August 13, 2020 there were 145,323,728 and 161,430,954 shares, respectively of common stock issued and outstanding.

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

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2020 AND 2019

(UNAUDITED)

(US$)

NOTE 9 – STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock (Continued)

S-1 Registration Statement and Investment Agreement with Tangiers Global, LLC (Continued)

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

The S-1 Registration statement became effective March 16, 2020. As of June 30, 2020, the Company has initiated put notices to Tangiers for 5,750,000 shares receiving proceeds in the amount of $154,418. Subsequent to June 30, 2020, the Company has sold 4,250,000 registered common shares for total proceeds of $135,385.

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

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2020 AND 2019

(UNAUDITED)

(US$)

NOTE 9 – STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock (Continued)

Fiscal Year 2020 (Continued)

On March 27, 2020, the Company entered into a stock purchase agreement with an accredited investor to purchase 200,000 restricted shares of Company’s common stock for $5,000 ($0.025 per share.) As of this report date, these shares have not been issued.

Fiscal Year 2021

During the three months ended June 30, 2020, the Company issued 5,750,000 shares pursuant to put notices to Tangiers for 5,750,000 shares receiving proceeds in the amount of $154,418

During the three months ended June 30, 2020, the Company issued 20,009,621 shares for conversion of debt in the amount of $370,000 as well as accrued interest in the amount of $28,062 ($0.01869 to $0.02128 per share).

During the three months ended June 30, 2020, the Company issued 6,000,000 shares issued for services rendered.

During the three months ended June 30, 2020, the Company issued 525,000 shares for debt commitments in the amount of $16,570 ($0.03 to $0.0322 per share).

During the three months ended June 30, 2020, the Company recognized $182,206 in beneficial conversion feature for convertible notes whereby the holder can exercise conversion rights at a discount to the market price.

During the three months ended June 30, 2020, the Company issued 1,000,000 shares issued for services rendered for ecommerce and product marketing. These shares had a value of $32,000 ($0.032 per share).

Pursuant to the April 3, 2020, collaboration agreement the Company entered into with Aegea Biotechnologies Inc. (“Aegea”) the Company issued to Aegea 5,000,000 unregistered common shares of Tauriga common stock. The shares were valued at $155,000 ($0.031 per share). For a more complete description of this arrangement please refer to Note 1to the financial statements under the subheading “Collaboration Agreement with Aegea Biotechnologies Inc.” as well as the agreement as exhibits file by reference thereto.

In connection with some of the consulting agreements and board advisory agreements the Company has entered into, as the following clauses are part of the compensation arrangements: (a) the consultant will be reimbursed for all reasonable out of pocket expenses and (b) the Company, in its sole discretion, may make additional cash payments and/or issue additional shares of common stock to the consultant based upon the consultant’s performance. The Company recognized $245,851and $375,720 in stock-based compensation expense related to these agreements in the three months ended June 30, 2020 and 2019.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2020 AND 2019

(UNAUDITED)

(US$)

NOTE 9 – STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Warrants for Common Stock

The following table summarizes warrant activity for the three months and year ended June 30, 2020 and March 31, 2020:

		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding at March 31, 2019	1,210,276	$1.2	1.28 Years	$—

Granted	—	—		—
Expired	(488,011)	0.75
Exercised	—	—
Canceled	—	—

Outstanding and exercisable March 31, 2020	722,265	$1.19	0.83 Years	$—

Granted	—	—		—
Expired	—	—
Exercised	—	—
Canceled	—	—

Outstanding and exercisable June 30, 2020	722,265	$1.50	0.58 Years	$—

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

The following table summarizes option activity for the three months and year ended June 30, 2020 and March 31, 2020:

Weighted
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding at March 31, 2019	133,334	$7.50	2.85 Years	$—

Granted	—	—
Expired	—	—
Exercised	—	—

Outstanding at March 31, 2020	133,334	$7.50	1.85 Years	$—

Granted	—	—
Expired	—	—
Exercised	—	—

Outstanding and exercisable June 30, 2020	133,334	$7.50	1.60 Years	$—

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2020 AND 2019

(UNAUDITED)

(US$)

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

The following table summarizes the significant differences between the U.S. Federal statutory tax rate and the Company’s effective tax rate for financial statement purposes for three months and year ended June 30, 2020 and March 31, 2020:

	June 30, 2020	March 31,2020
Federal income taxes at statutory rate	21.00%	21.00%
State income taxes at statutory rate	0.00%	0.00%
Temporary differences	5.94%	2.42%
Permanent differences	(0.01)%	(0.87)%
Impact of Tax Reform Act	0.00%	(0.00)%
Change in valuation allowance	(26.93)%	(22.55)%
Totals	0.00%	0.00%

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance

	As of	As of
	June 30, 2020	March 31, 2020
Deferred tax assets:
Net operating losses before non-deductible items	$4,549,476	$4,269,938
Loss on disposal of fixed assets	-	613
Stock-based compensation	245,849	329,214
Unrealized gains or losses on investments	22,033	(50,290)
Total deferred tax assets	4,817,358	4,599,765
Less: Valuation allowance	(4,817,358)	(4,599,765)

Net deferred tax assets	$-	$-

At June 30, 2020, the Company had a U.S. net operating loss carryforward in the approximate amount of $20.35 million available to offset future taxable income through 2038. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods. The valuation allowance increased by $188,935 in the three months ended June 30, 2020 and decreased by $657,980 in the year ended March 31, 2020. The net decreases were the result of the tax effects of the Tax Cuts and Jobs Act (the “TCJA”) offset by taxable losses net of timing differences in each of the years.

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

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2020 AND 2019

(UNAUDITED)

(US$)

NOTE 11 – INVESTMENTS (CONTINUED)

Investment in Trading Securities:

At March 31, 2020

Company		Beginning of Period Cost	Purchases	Sales Proceeds	End of Period Cost	Fair Value	Realized Gain (Loss)	Unrealized Gain (Loss)
VistaGen Therapeutics Inc (VTGN)	(a)	287,500	-	-	287,500	$101,200	-	(186,300)
Basanite Inc. (BASA)	(b)	30,000	-	40,000	-	-	10,000	-
Totals		$317,500	$-	$40,000	$287,500	$101,200	$-	$(186,300	)*

At June 30, 2020

Company		Beginning of Period Cost	Purchases	Sales Proceeds	End of Period Cost	Fair Value	Realized Gain (Loss)	Unrealized Gain (Loss)
VistaGen Therapeutics Inc (VTGN)	(a)	287,500	-	-	287,500	$121,233	-	(166,267	)*

*This amount represents the cumulative unrealized loss as of March 31, 2020 and June 30, 2020.

(a)	On December 11, 2017 the Company invested $480,000 in the common stock of VistaGen Therapeutics, Inc. (VTGN). The Company purchased 320,000 common shares along with 320,000 five-year warrants with a strike price of $1.50. On March 26, 2018, the Company purchased an additional 10,000 common shares. The investment in the common shares is recorded at fair valve with unrealized gains and losses, reflected in other operating income. The Company’s investment in VTGN has a cost of $490,117, unrealized loss of $183,910 and a fair value of $306,207 at March 31, 2018. During the year ended March 31, 2019, the Company purchased 59,380 shares of VTGN for $61,998 (average price per share of $1.04 per share) in the open market. The Company sold 389,380 shares of VTGN for $517,485 ($1.33 per share) for a realized loss of $34,630. The Company also purchased in a direct offering 230,000 restricted common shares directly from VTGN during the year ended March 31, 2019 for a cost of $287,500. On December 11, 2019, the Company purchased 250,000 three-year restricted warrant at a cost of $0.15 each (total value of $37,500). As of June 30, 2020, the Company has recognized an unrealized gain on these shares in the amount of $20,033, compared to an unrealized loss of $127,535 for the three months ended June 30, 2019 in VTGN. As December 31, 2019, these shares were on deposit held with a broker.

(b)	On July 5, 2018, the Company purchased 100,000 shares of Basanite Industries Inc. (BASA) (formerly Paymeon, Inc. (PAYM)) for $12,998 ($0.13 per share) in the open market. During July 2018 the Company sold the 100,000 shares for $10,821 ($0.11 per share) for a realized loss of $2,177. On July 9, 2018, the Company purchased 400,000 restricted common shares directly from the Company for $30,000 ($0.075 per share). During the year ended March 31, 2020, the Company sold its 400,000 shares for $40,000 ($0.10 per share) recognizing a profit of $10,000.

At June 30, 2020, the Company held warrants for AYTU to purchase 5,555 common shares at a strike price of $10.80 with an expiration of March 6, 2023. The strike price and number of shares were adjusted for the August 10, 2018, 1 for 20 reverse stock-split. At June 30, 2020, these warrants were out of the money by $9.38 per share and are not publicly traded, and the Company has not recognized the value of these warrants as they are not liquid.

On December 11, 2019, the Company purchased 250,000 three-year restricted warrant for VTGN at a cost of $0.15 each (total value of $37,500). These warrants have a strike price of $0.50 each. As of June 30, 2020, these shares were $0.03 in the money but since these warrants are not publicly traded, the Company has not recognized the value of these warrants as they are not liquid.

In addition to the 250,000 VTGN warrants noted above, at June 30, 2020, the Company currently holds warrants for VTGN to purchase 320,000 shares of common stock at a strike price of $1.50 per share with an expiration of December 13, 2022. At June 30, 2020 these warrants were out of the money by $0.97 each. The Company also owns warrants for VTGN to purchase 230,000 shares of common stock at a strike price of $1.50 per share with an expiration of February 28, 2022. On December 4, 2019, VTGN adjusted the strike price of the February 2022 warrants to $0.50 each. These was neither a gain nor loss on the transaction since there is no value recognized by the Company. At June 30, 2020, these warrants were in the money by $0.03 per share. Since these 550,000 total warrants are not publicly traded, the Company has not recognized the value of these warrants as they are not liquid. The strike price on these options will revert back to $1.50 at December 4, 2021 for all unexercised options.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2020 AND 2019

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

Cost investments

Aegea Biotechnologies Inc.

Pursuant to April 3, 2020, Collaboration Agreement, the Company has invested seventy percent (70%) of the Net Proceeds received from the sale of the initial 10,000,000 shares of stock of Tauriga under the ELOC with Tangiers in Aegea for the development of the Covid Test and used to purchase shares of common stock of Aegea, at a purchase price of $4.00 per share. Please see Note 1, under the subheading “Collaboration Agreement with Aegea Biotechnologies Inc.” Pursuant to the terms of the Collaboration Agreement, following the initial sale of 10,000,000 shares of our common stock under the ELOC, twenty percent (20%) of all subsequent net proceeds from the sale of shares under the ELOC shall be used to purchase additional shares of common stock of Aegea at a purchase price of $4.00 per share. The $4.00 stock price corresponds to a current pre-money valuation of Aegea of $25,000,000 for each tranche of cash, up to the first $2,000,000 of our investment in Aegea. The valuation will be reassessed and reset by the parties after the first $2,000,000 of Tauriga’s investment is received by Aegea. The Collaboration Agreement commenced upon signing and will continue indefinitely, unless amended or terminated by mutual written agreement of the parties. As of June 30, 2020, the Company has invested $183,443 in Aegea for 45,860 shares, representing an ownership percentage of 0.7325%. Subsequent to the balance sheet date, the Company invested an additional $94,770 for 23,693 shares ($4.00 per share).

Küdzoo, Inc.

As of March 31, 2020, the Company had invested, in a total of $105,600 in Küdzoo, Inc. (“Küdzoo”), a privately held company. Küdzoo is the developer of a mobile application that rewards students for their grades and achievements with deals and opportunities. The investments were recorded at cost and represents 0.2% of the value of Küdzoo based on a pre-money valuation of $10,200,000. The Company had made a total of six investments beginning September 4, 2018 and each were valued at the same pre-money valuation. As of June 30, 2020, the Company owned 1.41% of Küdzoo. At of June 30, 2020, there has been no change in this investment.

The Company tested the investment value for Küdzoo as of March 31, 2020 for impairment. It was noted that the value of the company has maintained its value largely due to the fact that Küdzoo is currently raising money at the same valuation consistent with the Company’s investment, therefore, the Company does not believe there is any impairment of this investment as of March 31, 2020. As of June 30, 2020, there has been no change in this investment.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2020 AND 2019

(UNAUDITED)

(US$)

NOTE 11 – INVESTMENTS (CONTINUED)

Cost investments (Continued)

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

NOTE 12 – FAIR VALUE MEASUREMENTS

The following summarizes the Company’s financial assets and liabilities that are measured at fair value on a recurring basis at June 30, 2020 and March 31, 2020:

	June 30, 2020
	Level 1	Level 2	Level 3	Total
Assets
Investment-trading securities	$121,233	$-	$-	$121,233
Cost method investment – Küdzoo	$-	$-	$105,600	$105,600
Cost method investment – Serendipity Brands	$-	$-	$35,000	$35,000
Cost method investment - Aegea Biotechnologies, Inc.	$183,443	$-	$-	$183,443

	March 31, 2020
	Level 1	Level 2	Level 3	Total
Assets
Investment-trading securities	$101,200	$-	$-	$101,200
Cost method investment – Küdzoo	$-	$-	$105,600	$106,600
Cost method investment – Serendipity Brands	$-	$-	$35,000	$35,000

NOTE 13 – CONCENTRATIONS

During the three months ended June 30, 2020, we had one supplier for our product CBD/CBG Tauri-GumTM. Since Tauri-GumTM represents approximately 61% of net sales.

During the three months ended June 30, 2019, we have one supplier for our Tauri-GumTM product which accounted for 100% sales for this period.

NOTE 14 – SUBSEQUENT EVENTS

Subsequent to June 30, 2020, the Company issued additional shares of Common Stock as follows: (i) 600,000 restricted shares of common stock in a private placement purchased by accredited individual investors for cash of $15,000 ($0.025 per share); (ii) 700,000 shares of restricted common stock purchased by Seth Shaw, Chief Executive Officer; (iii) 90,000 shares of restricted common stock for commitment shares relative to convertible notes issued and (iv) 14,439,967 shares of restricted common stock in conversion of convertible notes issued by us of $253,000 and accrued interest of $11,243 as well as $2,361 in fees ($0.0185 per share) and (vi) 4,250,000 registered shares of our Common Stock were issued under the Investment Agreement with Tangiers.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2020 AND 2019

(UNAUDITED)

(US$)

NOTE 14 – SUBSEQUENT EVENTS (CONTINUED)

Subsequent to June 30, 2020, the Company invested $94,770 in Aegea, pursuant to the April 3, 2020, Collaboration Agreement for the purpose of developing a Rapid, Multiplexed Novel Coronavirus (COVID-19) Point of Care Test. The Company received 23,693 shares ($4.00 per share) for this investment.

Subsequent to June 30, 2020, the Company issued 4,250,000 registered shares of our Common Stock in exchange for an aggregate of $135,385 pursuant to the January 21, 2020 agreement with Tangiers, as note above.

On July 10, 2020, the Company’s Chief Executive Officer purchased 700,000 shares of the Company’s Common Stock for an aggregate purchase price of $35,000, at $0.05 per share (as noted above). All such shares shall be “restricted securities” as such term is defined by the Securities Act of 1933, as amended. The proceeds of this private placement were used to pay for additional inventory of the Company’s Pear Bellini flavor Tauri-Gum™. This acquisition of shares was also reported on Form 4 with the Securities and Exchange Commission on July 10, 2020.

On July 15, 2020, the Company appointed Dr. Keith Aqua (“Dr. Aqua”) as an independent contractor to the position of Chief Medical Officer (“CMO”). The Agreement carries a term of 12 months expiring on July 15, 2021. In his capacity, Dr. Aqua will help the Company progress in the development of the Company’s proposed pharmaceutical grade version of Tauri-Gum™. In addition, Dr. Aqua will help establish a distribution network for the Company to market its Tauri-Gum™ brand to a variety of physicians and medical practices in southern Florida. In consideration of the services being provided by Dr. Aqua pursuant to the terms of the Agreement, the Company will issue Dr. Aqua (i) upon entry into the Agreement 750,000 shares of restricted common stock, (ii) 750,000 shares of restricted common stock which will be issued in equal monthly instalments of 62,500 shares beginning August 15, 2020 and (iii) $4,000 cash per quarter during the term of the Agreement, payable following the completion of each such quarter.

Effective July 10, 2020, the Company and KushCo Holdings, Inc, a Nevada corporation (“KushCo”), entered into a Product Placement Membership Agreement (the “Placement Agreement”). Under the terms of the Placement Agreement, Kushco will provide placement services of the Company’s Tauri-Gum™ product line(s), and will assist with retail activation, product incubation, branding and marketing solutions, and sales management services. As compensation for providing such services and placement of the Company’s products, when Kushco or one of its affiliates consummates a purchase, distribution or sale of products (either directly or through third parties), Kushco will be paid a fee equal to 10% of the total gross sales for such transaction(s) (the “Placement Fee”). The Placement Fee shall be earned as of the date of the respective transaction and shall be paid in cash by the Company on a monthly basis and no later than the last calendar day of each calendar month. The Placement Agreement has a term of two (2) years, unless earlier terminated upon sixty (60) days notice to the Company, as provided under the KushCo Agreement.

On August 10, 2020, the Company and Aegea amended their Collaboration agreement dated April 3, 2020. Under the terms of the amendment, having invested 70% of the proceeds from the sale of the initial 10,000,000 shares of Tauriga stock under the ELOC agreement with Tangiers, the Company will increase the percentage of proceeds it will invest in Aegea on the sale of 62,000,000 of the remaining 66,000,000 shares on available under the ELOC agreement from 20% to 40%. The proceeds from the remaining 4,000,000 shares will be fully retained by the Company to pay for legal and professional costs associated with the ELOC financing facility.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations describes the principal factors affecting the results of operations, liquidity and capital resources of the Company and critical accounting estimates. This discussion should be read in conjunction with the accompanying quarterly unaudited Condensed Consolidated Financial Statements contained in this Form 10-Q and our Annual Report on Form 10-K, for the year ended March 31, 2020 (“Annual Report”). Our Annual Report includes additional information about our significant accounting policies, practices and the transactions that underlie our financial results, as well as a detailed discussion of the most significant risks and uncertainties associated with our financial and operating results.

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

Pursuant to the terms of the Collaboration Agreement, following the initial sale of 10,000,000 shares of our common stock under the ELOC, twenty percent (20%) of all subsequent net proceeds from the sale of shares under the ELOC shall be used to purchase additional shares of common stock of Aegea at a purchase price of $4.00 per share. The $4.00 stock price corresponds to a current pre-money valuation of Aegea of $25,000,000 for each tranche of cash, up to the first $2,000,000 of our investment in Aegea. The valuation will be reassessed and reset by the parties after the first $2,000,000 of Tauriga’s investment is received by Aegea. In addition, as part of our agreement with Aegea, On May 26, 2020, Tauriga also issued to Aegea 5,000,000 unregistered common shares of Tauriga common stock. The Collaboration Agreement commenced upon signing and will continue indefinitely, unless amended or terminated by mutual written agreement of the parties. As of June 30, 2020, the Company has invested $183,443 in Aegea for 45,860 shares, representing an ownership percentage of 0.7325%. Subsequent to the balance sheet date, the Company invested an additional $94,770 for 23,693 shares ($4.00 per share).

On August 10, 2020, the Company and Aegea amended their Collaboration agreement dated April 3, 2020. Under the terms of the amendment, having invested 70% of the proceeds from the sale of the initial 10,000,000 shares of Tauriga stock under the ELOC agreement with Tangiers, the Company will increase the percentage of proceeds it will invest in Aegea on the sale of 62,000,000 of the remaining 66,000,000 shares on available under the ELOC agreement from 20% to 40%. The proceeds from the remaining 4,000,000 shares will be fully retained by the Company to pay for legal and professional costs associated with the ELOC financing facility.

Tauri-GumTM Product Line on IndiaMART

On May 26, 2020, the Company, announced that it has entered the fast-growing CBD retail marketplace of India.  After several months of preparatory work, the Company has successfully listed the entirety of its Tauri-Gum™ product line with India’s leading E-Commerce Company (B2B, B2C, Customer to Customer), IndiaMART InterMESH Ltd. (“IndiaMART” or “IndiaMART.com”). The Company will sell each blister pack of its CBD infused Tauri-Gum™ (Mint, Blood Orange, and Pomegranate flavors) for 1,200 INR and each blister pack of its CBG infused Tauri-Gum™ (Peach-Lemon flavor) for 1,650 Indian Rupees. As of June 30, 2020, the Company has not recognized any sales under this arrangement.

Mr. Checkout Distribution Agreement

On June 29, 2020, the Company entered into a “Go-To-Market” distribution agreement with Mr. Checkout Distributors (“Mr. Checkout”), a marketing and consulting company located in Oviedo, Florida. The agreement enables the Company to launch its flagship brand Tauri-Gum™ through Mr. Checkout’s network of independent direct store distributors that service approximately 150,000 stores and retail locations across the United States. These stores include well-known convenience stores, gas station marts and supermarket chains. Under this Agreement, on July 7, 2020, the Company paid a one-time $5,000 retainer on commission against the first $100,000 in sales. Subsequent commissions shall be paid to Mr. Checkout during the first thirty (30) days of the subsequent quarter once retainer has been met and exceeded. Commission will not be paid until the retainer has been met.

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
F.	Procure appropriate Product & Liability insurance policy (as of this report date the Company has in effect an $8,000,000 product liability policy); and
G.	Acquire legal opinion with respect to the confirmation of the legality to sell this CBD Gum on the Federal Statute Level.

The Company’s gum formulation includes distinctive features: allergen free, gluten free, vegan, kosher (K-Star certification), and incorporates a proprietary manufacturing process. See our “Risk Factors” contained our Annual Report dated March 31, 2020 filed with the Securities and Exchange Commission on June 29, 2020 including with respect, but not limited, to Federal laws and regulations that govern CBD and cannabis.

The Company’s E-commerce website is www.taurigum.com.

During the fiscal year 2020, the Company added two additional flavors. Blood Orange and Pomegranate.

TAURI-GUMMIES™

On November 25, 2019, the Company announced that it has finalized the formulation for its Vegan 25 mg CBD (Isolate) Infused Gummies product to be branded Tauri-Gummies™ for which a trademark was filed in Switzerland and the European Union. The company has received a Notice of Allowance from the European Union Intellectual Property Office (“E.U.I.P.O.”) granting the Company its trademark Registration for: Tauri-Gummies™ (E.U. Trademark # 018138348).  The effective registration date, granting this Tauri-Gummies™ trademark to the Company, was June 24, 2020. This product contains no gelatin in the formulation, as the Company has utilized plant-based alternatives in completion of this product. Each bottle contains 4 flavors – cherry, orange, lemon and lime.

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

CANNABIGEROL “CBG” ISOLATE INFUSED VERSION OF TAURI-GUM™

On December 30, 2019, the Company announced it had commenced development of a Cannabigerol (“CBG”) Isolate Infused version of its Tauri-Gum™ brand. This initial production run had been completed in its Peach-Lemon flavor (and each piece of Chewing Gum contains 10mg CBG isolate). This initial production run yielded roughly 8,300 blister packs. The product is Kosher Certified, Vegan Formulated, Lab Tested, NON-GMO, Allergen Free, Gluten Free, containing no THC, and 100% Made in the USA. MSRP has been established at $19.99 per Blister Pack. During the three months ended June 30, 2020, the Company received and commenced sales of Peach-Lemon CBG Gum.

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

IMMUNE BOOSTER VERSION OF TAURI-GUM™

On May 29, 2020, the Company announced that it has commenced development of an Immune Booster version of Tauri-Gum™. This proposed product will contain 60mg of Vitamin C and 10mg of Elemental Zinc (“Zinc”) in each piece of chewing gum. This product will NOT contain any phytocannabinoids (i.e. CBD or CBG). The MSRP for the new proposed flavor of Tauri-Gum™ is expected to be $13.99 per blister pack. The Company’s Immune Booster Tauri-Gum™ product, will be: Kosher Certified, Vegan, Lab-Tested, NON-GMO, Allergen Free, Gluten Free, Infused with 60mg Vitamin C & 10mg Elemental Zinc/per Each Piece of Chewing Gum, NO phytocannabinoids, and 100% made in the United States of America. This product is being developed for general usage and as with respect to the entirety of the Company’s retail Tauri-Gum™ product line, there are NO “Treatment Claims” made.

RAINBOW DELUXE SAMPLER PACK

On June 15, 2020, the Company, introduced its Rainbow Deluxe Sampler Pack (“Rainbow Pack”). The Rainbow Pack is comprised of one blister pack of each Tauri-Gum’s™ flavors (6 blister packs in total) and will be available exclusively on the Company’s E-Commerce website (www.taurigum.com). Three of the Tauri-Gum™ flavors are Cannabidiol (“CBD”) infused (Mint, Blood Orange, Pomegranate), two of the Tauri-Gum™ flavors are Cannabigerol (“CBG”) infused (Peach-Lemon, Black Currant), and one Tauri-Gum™ flavor is Vitamin C + Zinc (“Immune Booster”) infused (Pear Bellini). The introductory price of the Rainbow Pack is $99.99 per pack.

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

These arrangements are more fully described in our periodic and current reports that we have filed with the Securities and Exchange Commission, included these agreements as exhibits thereto, and which are also discussed in our consolidated financial statements to our Annual Report for the year ended March 31, 2020, as well as our Quarterly Reports filed in the applicable periods thereafter.

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

Mr. Checkout Distribution Agreement

On June 29, 2020, the Company entered into a “Go-To-Market” distribution agreement with Mr. Checkout Distributors (“Mr. Checkout”), a marketing and consulting company located in Oviedo, Florida. The agreement enables the Company to launch its flagship brand Tauri-Gum™ through Mr. Checkout’s network of independent direct store distributors that service approximately 150,000 stores and retail locations across the United States. These stores include well-known convenience stores, gas station marts and supermarket chains. Under this Agreement, on July 7, 2020, the Company paid a one-time $5,000 retainer on commission against the first $100,000 in sales. Subsequent commissions shall be paid to Mr. Checkout during the first thirty (30) days of the subsequent quarter once retainer has been met and exceeded. Commission will not be paid until the retainer has been met.

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

See our Risk Factors and going concern opinion in our annual report for the year ended March 31, 2020 as filed with the Securities and Exchange Commission on June 29, 2020 for more information about these items, as well as certain related disclosures included our Results of Operations under the heading “Going Concern” as well as our going concern opinion in our annual report for the year ended March 31, 2020.

The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding, success in developing and marketing its products and the level of competition and potential regulatory enforcement actions. These risks and others are described in greater detail in the Risk Factors set forth in our annual report on Form 10-K dated March 31, 2020 filed with the Securities and Exchange Commission on June 29, 2020, as supplemented or amended by the risk factors in this quarterly report.

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

Approval to Operate Global Seller Account by Alibaba Group

On January 6, 2020, the Company announced that is has been approved by Chinese multinational conglomerate, Alibaba Group (“Alibaba”), to operate a Global Seller Account. In addition, the Company has been designated as a Gold Supplier (Gold Tier Level Supplier). This Alibaba approval opens up the global marketplace to the Company, its products, its product lines, as well as future business opportunities. The Company has a relationship with a fulfillment facility in mainland China and is focusing on meeting buyers and virtual Alibaba Tradeshows. As of June 30, 2020, the Company has not recognized any sales through this channel.

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

The closing of a purchase by Tangiers of the shares specified by us in the Put Notice will occur on the date which is no earlier than five and no later than seven trading days following the date Tangiers receives the Put Notice. On a closing date we will sell to Tangiers the shares of our common stock specified in the Put Notice, and Tangiers will pay us an amount equal to the Purchase Price multiplied by the number of shares specified in the Put Notice. As of March 31, 2020, the Company has exercised no put options under this agreement. As of June 30, 2020, we have issued 5,750,000 shares of Common Stock in exchange for an aggregate of $154,418, and subsequent to June 30, 2020 and through the date of filing of this quarterly report, the Company has sold 4,250,000 registered shares for additional proceeds of $135,385.

Whole Foods Market, Inc. Registration

On June 08, 2020, the Company, announced that it is now a Registered Whole Foods Market, Inc. (“Whole Foods”) Vendor (“Supplier”). The Company’s information has now been updated in the Whole Foods Vendor Reporting Portal.

HISTORICAL BUSINESS ITEMS

See Note 1 of our Consolidated Financial Statements in our Annual Report for the year ended March 31, 2020 for additional information on the below-referenced historical business items.

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

On June 29, 2018, the Company purchased four BLINK Level – 2 - 40” pedestal chargers for permanent placement in a retail location or locations whereby the Company will pay a variable annual fee based on 7% of total revenue per charging unit. The rest of the proceeds will be split 80/20 between the Company and the host location owner or its assignee. The host location owner will pay for the cost of providing power to these unit as well as installation costs. As of June 30, 2020, we have not installed any of these machines in any locations, and no revenue has been generated through the Blink contract. Management has not made any decision regarding placement of these units at this time. As of June 30, 2020, the Company has decided to abandon this business line, and therefore, we have reclassified these assets as held for sale.

RESULTS OF OPERATIONS

Three months ended June 30, 2020 compared to the three months ended June 30, 2019

The results of operations included herein contain only those operations that are part of our continuing operations. For discussion regarding our past operations which have since been disposed of, please refer to our Annual Report.

Revenue

During the three months ended June 30, 2020, the Company recognized net revenue of $64,804. Revenues for the three months ended June 30, 2019 were $44,377. The Company’s sales came from online, distributors and wholesale clients. For the purposes of sales by sales channel segmentation, distributor sales include sales to customers that were distributors.

Sales by sales channel for the three months ended June 30,

	2020	2019
Distributors	$-	$15,592
Online	$60.094	2,447
Wholesale	$4,710	26,338
	$64,804	$44,377

Cost of Goods Sold

For the three months ended June 30, 2020, the Company had cost of goods sold in the amount of $45,531for online and wholesale customers. For the three months ended June 30, 2019 was $29,418 as a result of sales of Tauri-GumTM to online customers, distributors and wholesale clients. For the purposes of cost of goods sold segmentation distributor cost of goods sold includes sales to customers that were distributors.

Cost of Goods Sold by sales channel for Tauri-GumTM for the three months ended June 30, 2020 and 2019 were:

	2020	2019
Distributor	$-	$11,340
Online	$42,021	858
Wholesale	$3,510	17,220
	$45,531	$29,418

Operating Expenses

Marketing and advertising expense

For the three months ended June 30, 2020, marketing and advertising expense from continuing operations was $33,066 compared to $130,548 for the same period in the prior year, respectively. The difference of $97,482 was primarily due to a payment under a distribution agreement in the amount of $125,000 during the three months ended June 30, 2019.

Research and development

For the three months ended June 30, 2020, research and development expense was $1,817 compared to $3,852 for the same period in the prior year. The current year decreased expense was due to the Tauri-GumTM product design spending in the three months ended June 30, 2019.

General and Administrative Expense

For the three months ended June 30, 2020 and 2019, general and administrative expenses were $584,473 and $628,841, respectively. This decrease of $44,368 was primarily attributable to a decrease in stock based compensation of $129,871 offset by a $92,600 of increase in professional fees.

Depreciation and amortization

For the three months ended June 30, 2020 and 2019, depreciation and amortization expense was $219 and $232 an, respectively. Depreciation expense decrease of $13 was due to depreciation expense on old computer equipment as slightly higher than its replacement.

Interest Expense

For the three months ended June 30, 2020 and 2019, interest expense was $319,622 and $121,814, respectively. Interest expense increase of $197,318 was due to an increase in interest carry cost of $12,055 due to a higher debt level, increased debt discount amortization of $151,666, the issuance of commitment shares recorded as interest expense in the amount of $16,575 and increased amortization of original issue discount in the amount of $17,510.

Net Income (Loss)

The Company generated a net loss from continuing operations of $945,661 for the three months ended June 30, 2020 compared net income of $657,564 during the three months ended June 30, 2019. This increased loss of $288,097 was largely due to increased interest expense of $197,808 plus a decrease in unrealized gain on securities in the amount of $74,352.

Liquidity and Capital Resources

At June 30, 2020, we had cash of $648 and $121,233 of securities compared to March 31, 2020 of $5,348 and $101,200 of trading securities. We have historically met our cash needs through a combination of proceeds from private placements of our securities, loans and convertible notes. Our cash requirements are generally for purchases of inventory as well as selling, general and administrative activities. We believe that our cash balance is not sufficient to finance our cash requirements for expected operational activities, capital improvements, and partial repayment of debt through the next 12 months.

For operating activities, we used cash of $443,475 for the three months ended June 30, 2020 compared to $475,296 cash provided during the three months ended June 30, 2019. The principal elements of cash flow from operations for the three months ended June 30, 2020 were $245,851 common stock issued and issuable for services (including stock based compensation) and amortization of debt discount of $253,201. The principal elements of cash flow from operations for the three months ended June 30, 2019 were $375,720 common stock issued and issuable for services (including stock based compensation), offset by an increase in inventory $127,734 and an unrealized gain on trading securities in the amount of $94,385.

Cash used in investing activities during the three months ended June 30, 2020 and 2019 was $183,443 and $20,400, respectively. During the three months ended June 30, 2020, the Company invested $183,443 in Aegea under a collaboration agreement. During 2019, the Company invested $20,400 in a private Company.

Cash provided by in financing activities during the three months ended June 30, 2020 and 2019 was $622,218 and $125,000, respectively. During the three months ended June 30, 2020, the Company received $75,000 proceed for the sale of common stock, $154,418 proceeds from the issuance of registered shares under and investment agreement with Tangiers and proceeds from convertible notes in the amount of $492,800. During 2019, the Company had proceeds from the sale of common stock in the amount of $15,000 and $110,000 proceeds from notes payable. During 2018, the Company had $25,000 proceeds from notes payable.

As of June 30, 2020, current assets exceeded our current liabilities by $92,117 compared to $334,832 at March 31,2020. At June 30, 2020, current assets were $904,286 compared to $607,894 at March 31, 2020. During 2020, the Company’s increase in net assets was due to a $183,443 increase in investments other due to the investment in Aegea and $103,697 increase in inventory. At June 30, 2020, current liabilities were $996,403 compared to $942,726 at March 31, 2020. The Company’s increase in current liabilities was mainly due to increased notes payable of $126,678 plus increased accounts payable of $44,717 offset by a decrease in the liability to issue stock of $116,000.

Going Concern

During the fourth quarter of the year ended March 31, 2019, the Company began sales and marketing efforts for its Mint flavored Tauri-GumTM product. During the three months ended June 30, 2020, the Company recognized sales of $64,804 and a gross profit of $19,273, compared to sales of $44,377 and a gross profit of $14,959 for the same period during the same period in the prior year. During the year ended March 31, 2020, the Company has entered into multiple distribution agreements, was approved and provisioned to sell to many large retailers and ecommerce platforms. At June 30, 2020, the Company had a working capital deficit of $92,117 compared to a working capital deficit of $334,832. The improvement is largely resultant from increased inventory levels and investment in Aegea. Although the Company expects that the deficit will be remedied by repayment in cash or the conversion of notes into common stock shares as well as the issuance of shares for which the Company is obligated, it still believes that there is uncertainty with respect to continuing as a going concern.

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

The Company, in the short term, intends to continue funding its operations either through cash-on-hand or through financing alternatives. Management’s plans with respect to this include raising capital through equity markets as well as through its equity line with Tangiers to fund future operations as well as the possible sale of its remaining marketable securities which had a market value of $121,233 at June 30, 2020. In the event the Company cannot raise additional capital to fund and/or expand operations or fails to raise adequate capital and generate adequate sales revenue, or if the regulatory landscape were to become more difficult or result in regulatory enforcement, it could result in the Company having to curtail or cease operations.

Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues in the short term, there can be no assurances that the revenues will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations to achieve profitability thereby eliminating its reliance on alternative sources of funding. Although management believes that the Company continues to strengthen its financial position over time, there is still no guarantee that profitable operations with sufficient cashflow to sustain operations can or will be achieved without the need of alternative financing, which is limited. These matters still raise significant doubt about the Company’s ability to continue as a going concern as determined by management. The Company believes that there is uncertainty with respect to continuing as a going concern until the operating business can achieve sufficient sales to maintain profitable operations and sustain cash flow to operate the Company for a period of twelve months. In the event the Company does need to raise additional capital to fund operations or engage in a transaction, failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations.

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

Off-Balance Sheet Arrangements

As of June 30, 2020, the Company had no off-balance sheet arrangement as defined in Item 303(a)(4) of Regulation S-K.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of August 13, 2020, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

ITEM 1A. RISK FACTORS.

Investing in our common stock is subject to a number of risks and uncertainties. You should carefully consider the risk factors described under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended March 31, 2020 filed on June 29, 2020 and in other reports we file with the SEC, and as set forth in certain updated or additional risk factor below.

The outbreak of the coronavirus may negatively impact our business, results of operations and financial condition.

The outbreak of the coronavirus may negatively impact our business, results of operations and financial condition. In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout China and other parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic”. The significant outbreak of COVID-19 has resulted in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and could adversely affect our business, results of operations and financial condition, including coordination and completion of financial and operational matters and attendance at our events resulting from social distancing, travel restrictions, movement and large gathering restrictions, the public’s fears associated with the Pandemic, including air travel. The ultimate extent of the impact of any epidemic, pandemic or other health crisis on our business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of such epidemic, pandemic or other health crisis and actions taken to contain or prevent their further spread, among others. These and other potential impacts of an epidemic, pandemic or other health crisis, such as COVID-19, could therefore materially and adversely affect our business, financial condition and results of operations.

Risks Related to Our Common Stock

We may need to finance our future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. Any additional funds that we obtain may not be on terms favorable to us or our stockholders and may require us to relinquish valuable rights.

As of June 30, 2020, we had $648 of available cash as well as $121,233 held in trading securities at fair market value. We will need to raise additional funds or liquidate the remainder of our marketable securities to pay outstanding vendor invoices and execute our business plan. Our future cash flows depend on our ability to market and sell our common stock and to enter into licensing arrangements. There can be no assurance that we will have sufficient funds to execute our business plan or complete a strategic transaction, or that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On April 17, 2020, the Company entered into a one year 8% $55,000 convertible Note with GS Capital Partners, LLC pursuant to the terms of a Securities Purchase Agreement. The GS Note has a maturity date of April 17, 2021 and carried a $5,000 original issue discount (such that $50,000 was funded to the Company on April 17, 2020). The holder is entitled, at its option, at any time after cash payment, to convert all or any amount of the principal face amount of the GS Note then outstanding into shares of the Company’s common stock at a price for each share of common stock equal to 65% of the lowest daily volume weighted average price (VWAP) of the common stock as reported on the National Quotations Bureau OTC Markets exchange, which the Company’s shares are traded or any exchange upon which the common stock may be traded in the future, for the twenty (20) prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. In connection with the GS Capital Note, the Company issued irrevocable transfer agent instructions reserving 5,717,000 shares of its common Stock for conversions under this Note (the “Share Reserve”) within 5 days from the date of execution and shall maintain a 2.5 times reserve for the amount then outstanding. The Company issued to the noteholder 150,000 shares of its restricted common stock as debt commitment shares valued at $5,000 ($0.03 per share). For a more complete description of this arrangement please refer to Note 7 to the financial statements as well as the agreement as exhibits file by reference thereto. Proceeds were used to fund initial investment in Aegea Biotechnologies, Inc.

On April 30, 2020, the Company entered into securities purchase agreement with Adar Alef, LLC whereby the Company issued an 8% convertible redeemable note in the principal amount of $44,000. The note was funded with net proceeds of $37,800, after the deduction of $4,000 for OID and $2,200 in legal fees. The note has a maturity date of April 30, 2021. The face value amount plus accrued interest under the note are convertible into shares of the Company’s common stock at a price for each share of common stock equal to 65% of the lowest daily VWAP of the common stock as reported on the National Quotations Bureau OTC Markets market on which the Company’s shares are traded or any exchange upon which the common stock may be traded in the future, for the 20 prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. The Company established an initial reserve of 7,736,000 shares of its common stock and at all times reserve a minimum of 4 times the amount of shares required if the note were to fully convert. For a more complete description of this arrangement please refer to Note 7 to the financial statements as well as the agreement as exhibits file by reference thereto. Proceeds were used to fund operational expenses.

On May 8, 2020, the Company effectuated a six-month fixed convertible promissory note with Tangiers Global, LLC with a total face value of $102,500 containing an original issue discount of $2,500. On May 8, 2020 and June 10, 2020, the Company received separate transfer of funds in the amount of $50,000 and recognized original issue discount of $1,250 each occurrence. This note matures on November 8, 2020 and bears a guaranteed interest rate of 5%. This note has a fixed conversion price of $0.03 per share. The Company covenants that it will at all times reserve and keep available for Tangiers, out of its authorized and unissued Common Stock three times the number of shares of Common Stock as shall be issuable upon the full conversion of this Note. If the Note is not retired on or before the Maturity Date, then at any time and from time to time after the Maturity Date, and subject to the terms hereof and restrictions and limitations contained herein, the Tangiers shall have the right, at the Tangiers’s sole option, to convert in whole or in part the outstanding and unpaid Principal Amount under this Note into shares of Common Stock at the Variable Conversion Price which shall be equal to the lower of: (a) the Fixed Conversion Price or (b) 70% of the lowest volume weighted average price of the Company’s Common Stock during the 15 consecutive Trading Days prior to the date on which Tangiers elects to convert all or part of the Note. For a more complete description of this arrangement please refer to Note 7 to the financial statements as well as the agreement as exhibits file by reference thereto. Proceeds received were used to pay for operational overhead expenses.

On May 18, 2020, the Company entered into a Securities Purchase Agreement with Firstfire Global Opportunities Fund, LLC (“Firstfire”) pursuant to a convertible promissory note in the principal amount of $88,333, having an original issue discount in the amount of $8,833. On May 24, 2020, the Company received funds in the amount of $75,000 after the deduction of legal fees in the amount of $4,500. This note bears an annual interest rate of 8%. Any principal amount or interest on this Note which is not paid when due shall bear interest at the rate of the lesser of (i) fifteen percent (15%) per annum and (ii) the maximum amount permitted by law from the due date thereof until the same is paid. The Holder shall have the right, at any time on or after the Issue Date, to convert all or any portion of the then outstanding and unpaid Principal Amount and interest into fully paid and non-assessable shares of Common Stock. The per share conversion price into which Principal Amount and interest under this Note shall be convertible into shares of Common Stock hereunder shall be equal to 65% multiplied by the average of the two (2) lowest volume weighted average prices of the Common Stock during the fifteen (15) consecutive Trading Day period immediately preceding the date of the respective conversion. The borrower covenants that at all times until the Note is satisfied in full, the borrower will reserve from its authorized and unissued Common Stock a sufficient number of shares, free from preemptive rights, to provide for the issuance of a number of Conversion Shares equal to the greater of: (a) 8,500,000 shares of Common Stock or (b) the sum of the number of Conversion Shares issuable upon the full conversion of this Note multiplied by (ii) three and a half (3.5). The Company issued to the noteholder 375,000 shares of its restricted common stock as debt commitment shares valued at $12,075 ($0.0322 per share). For a more complete description of this arrangement please refer to Note 7 to the financial statements as well as the agreement as exhibits file by reference thereto. Proceeds were used to fund operational expenses.

On June 4, 2020, the Company entered into a one year 8% $33,000 convertible Note with GS Capital Partners, LLC (the “GS Note”) pursuant to the terms of a Securities Purchase Agreement (the “SPA”). The GS Note has a maturity date of June 4, 2021 and carried a $3,000 original issue discount (such that $30,000 was funded to the Company on or about June 4, 2020). The holder is entitled, at its option, at any time after cash payment, to convert all or any amount of the principal face amount of the GS Note then outstanding into shares of the Company’s common stock at a price for each share of common stock equal to 65% of the lowest daily volume weighted average price (VWAP) of the common stock as reported on the National Quotations Bureau OTC Markets exchange, which the Company’s shares are traded or any exchange upon which the common stock may be traded in the future, for the twenty (20) prior trading days including the day upon which a notice of conversion is received. In connection with the GS Capital Note, the Company issued irrevocable transfer agent instructions reserving 3,678,000 shares of its common Stock for conversions under this Note (the “Share Reserve”) and shall maintain a 2.5 times reserve for the amount then outstanding. Upon full conversion or repayment of this Note, any shares remaining in the Share Reserve shall be cancelled and placed back into the treasury of the company and available for issuance at a future date. The Company issued to the noteholder 90,000 shares of its restricted common stock as debt commitment shares valued at $3,105 ($0.0345 per share). For a more complete description of this arrangement please refer to Note 7 to the financial statements as well as the agreement as exhibits file by reference thereto. Proceeds were used to fund operational expenses. Proceeds were used to purchase inventory.

On June 24, 2020, the Company effectuated a six-month fixed convertible promissory note with Tangiers Global, LLC with a total face value of $210,000 containing an original issue discount of $10,000. On June 26, 2020, the Company received funds in the amount of $200,000 and recognized original issue discount of $10,000. This note matures on December 24, 2020 and bears an interest rate of 8%, guaranteed. This note has a fixed conversion price of $0.03 per share. The Company covenants that it will at all times reserve and keep available for Tangiers, out of its authorized and unissued Common Stock three times the number of shares of Common Stock as shall be issuable upon the full conversion of this Note. If the Note is not retired on or before the Maturity Date, then at any time and from time to time after the Maturity Date, and subject to the terms hereof and restrictions and limitations contained herein, the Tangiers shall have the right, at the Tangiers’s sole option, to convert in whole or in part the outstanding and unpaid Principal Amount under this Note into shares of Common Stock at the Variable Conversion Price which shall be equal to the lower of: (a) the Fixed Conversion Price or (b) 70% of the lowest volume weighted average price of the Company’s Common Stock during the 15 consecutive Trading Days prior to the date on which Tangiers elects to convert all or part of the Note. ). For a more complete description of this arrangement please refer to Note 7 to the financial statements as well as the agreement as exhibits file by reference thereto. Proceeds from this note were used to repay a $100,000 Convertible Note with Odyssey Capital, LLC dated December 18, 2019 including penalties and interest in the amount of $50,000. Additional funds were used to pay for operational overhead expenses.

During the three months ended June 30, 2020, the Company issued 20,009,621 shares for conversion of debt under previously disclosed convertible notes and their related securities purchase agreements, if any. In total, $370,000 of note principal was converted as well as accrued interest in the amount of $28,062 ($0.01869 to $0.02128 per share).

During the three months ended June 30, 2020, the Company issued 6,000,000 shares under stock purchase agreements in consideration for $191,000 ($0.025 to $0.035 per share) to accredited investors that were unrelated third parties. Proceeds were used to fund operational expenses.

During the three months ended June 30, 2020, the Company issued 1,000,000 shares issued for services rendered for ecommerce and product marketing. These shares had a value of $32,000 ($0.032 per share).

Pursuant to the April 3, 2020, collaboration agreement the Company entered into with Aegea Biotechnologies Inc. (“Aegea”) the Company issued to Aegea 5,000,000 unregistered common shares of Tauriga common stock. The shares were valued at $155,000 ($0.031 per share). For a more complete description of this arrangement please refer to Note 1to the financial statements under the subheading “Collaboration Agreement with Aegea Biotechnologies Inc.” as well as the agreement as exhibits file by reference thereto.

Subsequent to June 30, 2020, the Company issued additional shares of Common Stock as follows: (i) 600,000 restricted shares of common stock in a private placement purchased by accredited individual investors for cash of $15,000 ($0.025 per share); (ii) 700,000 shares of restricted common stock purchased by Seth Shaw, Chief Executive Officer; (iii) 90,000 shares of restricted common stock for commitment shares relative to convertible notes issued and (iv) 14,439,967 shares of restricted common stock in conversion of convertible notes issued by us of $253,000 and accrued interest of $11,243 as well as $2,361 in fees ($0.0185 per share).

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS.

4.1	Securities Purchase Agreement between the Company and GS Capital LLC dated April 17, 2020 filed on current report 8-K on June 3, 2020

4.2	Convertible Note between the Company and GS Capital LLC dated April 17, 2020 filed on current report 8-K on June 3, 2020

4.3	Securities Purchase Agreement between the Company and Adar Alef, LLC, dated April 30, 2020 filed on current report 8-K on June 3, 2020

4.4	Convertible Note between the Company and Adar Alef, LLC, dated April 30, 2020 filed on current report 8-K on June 3, 2020

4.5	Convertible Note between the Company and Tangiers Global, LLC dated May 8, 2020 filed on current report 8-K on June 3, 2020

4.6	Convertible Note between the Company and Firstfire Global Opportunities Fund, LLC dated May 18, 2020 filed on current report 8-K on June 3, 2020

4.7	Securities Purchase Agreement between the Company and GS Capital LLC dated June 4, 2020 filed on Current Report 8-k on July 14, 2020

4.8	Convertible Note between the Company and GS Capital LLC dated June 4, 2020 filed on Current Report 8-k on July 14, 2020

4.9	Tangiers Global, LLC 8% Fixed Convertible Note for $210,000 dated June 24, 2020 filed on Form 10-K on June 29, 2020

10.1	Mr. Checkout distributor agreement dated June 29, 2020 filed on Current Report 8-k on July 14, 2020

10.2	Product Placement Membership Agreement between the Company and KushCo Holdings, Inc., dated July 10, 2020 filed on Current Report 8-k on July 14, 2020

10.3	Consulting Agreement dated July 15, 2020, by and between the Company and Dr. Keith Aqua. filed on Current Report 8-k on July 22, 2020

10.4	Collaboration Agreement with Aegea Biotechnologies Inc. dated April 3, 2020 filed on current report 8-K on April 15, 2020

10.5	Amended Collaboration agreement with Aegea Biotechnologies Inc. dated August 10, 2020

Exhibit 31.1	Certification of Chief Executive Officer of Tauriga Sciences, Inc. Required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Principal Accounting Officer of Tauriga Sciences, Inc. Required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Principal Executive Officer of Tauriga Sciences, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63

Exhibit 32.2	Certification of Principal Accounting Officer of Tauriga Sciences, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63

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

TAURIGA SCIENCES, INC. (Registrant)

Date: August 14, 2020	By:	/s/ Seth M. Shaw
Seth M. Shaw
Chief Executive Officer

	By:	/s/ Kevin P. Lacey
Kevin P. Lacey
Chief Financial Officer

