Form 10-Q
period 2020-09-30
TAURIGA SCIENCES, INC.
filed 2020-11-16
CIK 1142790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of November 13, 2020, the registrant had 185,766,396 shares of its Common Stock, $0.00001 par value, outstanding.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	TAUG	OTCQB

TABLE OF CONTENTS

		Pages

PART I. FINANCIAL STATEMENTS

Item 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:	F-1

	Condensed Consolidated Balance Sheets as of September 30, 2020 (unaudited) and March 31, 2020	F-1

	Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2020 and 2019 (unaudited)	F-2

	Condensed Consolidated Statements of Changes in Stockholders’ Deficit for the six months ended September 30, 2020 and year ended March 31, 2020 (unaudited)	F-3

	Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2020 and 2019 (unaudited)	F-5

	Notes to Condensed Consolidated Financial Statements (unaudited)	F-6

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	3

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK	14

Item 4.	CONTROLS AND PROCEDURES	14

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS	16

Item 1A.	RISK FACTORS	16

Item 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS	17

Item 3.	DEFAULTS UPON SENIOR SECURITIES	17

Item 4.	MINE SAFETY DISCLOSURES	18

Item 5.	OTHER INFORMATION	18

Item 6.	EXHIBITS	18

2

PART I. FINANCIAL STATEMENTS

TAURIGA SCIENCES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN US$)

(UNAUDITED)

	September 30, 2020	March 31, 2020
ASSETS
Current assets:
Cash	$2,155	$5,348
Accounts receivable, net allowance for doubtful accounts	29,351	42,580
Investment - trading securities	160,310	101,200
Investment - other	456,312	178,100
Inventory asset	253,800	128,711
Prepaid expenses and other current assets	97,746	151,955
Total current assets	999,674	607,894

Lease right of use asset	15,184	22,090
Assets held for resale	11,084	-
Property and equipment, net	1,959	13,478

Total assets	$1,027,901	$643,462

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Notes payable, net of discounts	$639,784	$585,134
Accounts payable	97,297	76,055
Accrued interest	42,964	39,384
Accrued expenses	48,811	46,719
Loan payable to officer	50,159	50,159
Liability for common stock to be issued	49,938	131,000
Lease liability - current portion	17,334	13,891
Deferred revenue	-	384
Total current liabilities	946,287	942,726

Lease liability - net of current portion	2,130	8,933

Total liabilities	948,417	951,659

Stockholders’ equity (deficit):
Common stock, par value $0.00001; 400,000,000 shares authorized, 179,586,479 and 107,039,107 outstanding at September 30, 2020 and March 31, 2020, respectively	1,796	1,070
Additional paid-in capital	60,252,600	58,213,365
Subscription receivable	(60,000)	-
Accumulated deficit	(60,114,912)	(58,522,632)
Total stockholders’ equity (deficit)	79,484	(308,197)

Total liabilities and stockholders’ equity (deficit)	$1,027,901	$643,462

The accompanying notes are an integral part of the condensed consolidated financial statements.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN US$)

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Revenues	$75,360	$69,723	$140,164	$114,100
Cost of goods sold	76,732	61,481	126,013	90,899

Gross profit (loss)	(1,372)	8,242	14,151	23,201

Operating expenses
Marketing and advertising	41,836	4,129	74,902	134,677
Research and development	25,488	-	27,305	3,852
General and administrative	320,246	291,920	904,719	920,763
Depreciation and amortization expense	216	232	435	464
Total operating expenses	387,786	296,281	1,007,361	1,059,756

Loss from operations	(389,158)	(288,039)	(993,210)	(1,036,555)

Other income (expense)
Interest expense	(292,788)	(174,743)	(612,410)	(296,556)
Unrealized gain (loss) on trading securities	39,077	(168,686)	59,110	(74,301)
Gain (loss) on conversion of debt	-	-	(45,770)	113,467
Gain on sale of trading securities	-	10,000	-	10,000
Gain on disposal of discontinued operations	-	-	-	4,941
Foreign exchange	-	-	-	(29)
Total other income (expense)	(253,711)	(333,429)	(599,070)	242,479

LOSS FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(642,869)	(621,468)	(1,592,280)	(1,279,034)

PROVISION FOR INCOME TAXES	-	-	-	-

Net loss	(642,869)	(621,468)	(1,592,280)	(1,279,034)

Loss attributable to common shareholders	$(642,869)	$(621,468)	$(1,592,280)	$(1,279,034)
Loss per share - basic and diluted - Continuing operations	$(0.004)	$(0.011)	$(0.010)	$(0.023)
Weighted average number of shares outstanding - basic and fully diluted	146,966,946	56,149,252	164,869,672	55,767,119

The accompanying notes are an integral part of the condensed consolidated financial statements.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED JUNE 30, 2020 AND THE YEAR ENDED MARCH 31, 2020

					Accumulated
			Additional		other		Non-	Total
	Number of		paid-in	Accumulated	comprehensive	Subscription	Controlling	stockholders’
	shares	Amount	capital	deficit	income (loss)	Receivable	Interest	deficit
Balance at April 1, 2019	68,123,326	681	55,991,704	(55,488,939)	-	-	-	503,446
Issuance of shares via private placement at $0.06 to $0.07 per share	714,286	7	44,993	-	-	-	-	45,000
Issuance of commitment shares - debt financing at $0.19 per share	750,000	8	142,492	-	-	-	-	142,500
Shares issued for note conversion at $0.04725 per share	888,308	9	41,964	-	-	-	-	41,973
Stock-based compensation vesting	-	-	375,720	-	-	-	-	375,720
Stock issued for services at $0.07 to $0.16	1,250,000	13	(13)	-	-	-	-	-
Issuance of shares for distribution agreements at $0.08 to $0.2092	1,200,000	12	(12)	-	-	-	-	-
Recognition of beneficial conversion feature of convertible notes	-	-	68,663	-	-	-	-	68,663
Cumulative effect of adoption of Lease standard ASC 842	-	-	-	(403)	-	-	-	(403)
Net loss for the three months ended June 30, 2019	-	-	-	(649,324)	-	-		(649,324)

Balance at June 30, 2019	72,925,920	$730	$56,665,511	$(56,138,666)	$-	$-	$-	$527,575

Issuance of shares via private placement at $0.06 to $0.07 per share	-	-	-	-	-	-	-	-
Issuance of commitment shares - debt financing at $0.19 per share	250,000	3	10,497	-	-	-	-	10,500
Shares issued for note conversion at $0.04725 per share	5,523,714	55	127,612	-	-	-	-	127,667
Stock-based compensation vesting	250,000	2	36,806	-	-	-	-	36,808
Stock issued for services at $0.07 to $0.16	-	-		-	-	-	-	-
Shares issued for settlement of debt	-	-	-	-	-	-	-	-
Recognition of beneficial conversion feature of convertible notes	-	-	154,739	-	-	-	-	154,739
Cumulative effect of adoption of Lease standard ASC 842	-	-	-	-	-	-	-	-
Net loss for the three months ended September 30, 2019	-	-	-	(629,710)	-	-		(629,710)

Balance at September 30, 2019	78,949,634	$790	$56,995,165	$(56,768,376)	$-	$-	$-	$227,579

Issuance of shares via private placement at $0.02 per share	500,000	5	9,995	-	-	-	-	10,000
Issuance of commitment shares - debt financing at $0.039 per share	250,000	2	9,748	-	-	-	-	9,750
Shares issued for note conversion at $0.01736 to $0.02163 per share	5,021,009	50	84,211	-	-	-	-	84,261
Stock-based compensation vesting	-	-	138,294	-	-	-	-	138,294
Stock issued for services at $0.07 to $0.16	2,850,000	28	(28)	-	-	-	-	-
Issuance of shares for distribution agreements at $0.2092	1,000,000	10	(10)	-	-	-	-	-
Recognition of beneficial conversion feature of convertible notes	-	-	261,084	-	-	-	-	261,084
Cumulative effect of adoption of Lease standard ASC 842	-	-	-	-	-	-	-	-
Net loss for the three months ended December 31, 2019	-	-	-	(827,919)	-	-	-	(827,919)

Balance at December 31, 2019	88,570,643	$885	$57,498,459	$(57,596,269)	$-	$-	$-	$(96,951)

Issuance of shares via private placement at $0.02 to $0.03 per share	4,256,000	43	88,378	-	-	-	-	88,421
Issuance of commitment shares - debt financing at $0.018 to $0.031 per share	1,100,000	11	55,698	-	-	-	-	55,709
Shares issued for note conversion at $0.01875 to $0.03067 per share	9,862,464	99	242,263	-	-	-	-	242,362
Stock-based compensation vesting	-	-	18,813	-	-	-	-	18,813
Stock issued for services at $0.07 to $0.16	3,250,000	32	(32)	-	-	-	-	-
Shares issued for settlement of debt	-	-	-	-	-	-	-	-
Recognition of beneficial conversion feature of convertible notes	-	-	309,786	-	-	-	-	309,786
Cumulative effect of adoption of Lease standard ASC 842	-	-	-	-	-	-	-	-
Net loss for the three months ended March 31, 2020	-	-	-	(926,337)	-	-		(926,337)

Balance at March 31, 2020	107,039,107	$1,070	$58,213,365	$(58,522,632)	$-	$-	$-	$(308,197)
	-	-	-	-				-

Issuance of shares via private placement at $0.025 to $0.035 per share	6,000,000	60	190,940	-	-	-	-	191,000
Issuance of commitment shares - debt financing at $0.03 to $0.0322 per share	525,000	5	16,570	-	-	-	-	16,575
Shares issued for note conversion at $0.01869 to $0.02128 per share	20,009,621	200	397,863	-	-	-	-	398,063
Stock-based compensation vesting	-	-	245,849	-	-	-	-	245,849
Stock issued for services at $0.31 to $0.32	6,000,000	60	(60)	-	-	-	-	-
Issuance of unrestricted shares - Tangiers Investment agreement at $0.02614 to $0.02754	5,750,000	58	154,360	-	-	-	-	154,418
Recognition of beneficial conversion feature of convertible notes	-	-	182,206	-	-	-	-	182,206
Cumulative effect of adoption of Lease standard ASC 842	-	-	-	-	-	-	-	-
Net loss for the three months ended June 30, 2020	-	-	-	(949,411)	-	-	-	(949,411)

Balance at June 30, 2020	145,323,728	$1,453	$59,401,093	$(59,472,043)	$-	$-	$-	$(65,747)

Issuance of shares to CEO for cash at $0.05 per share	700,000	7	34,993	-	-	-	-	35,000
Issuance of shares via private placement at $0.025 to $0.035 per share	7,850,000	79	214,296	-	-	(60,000)	-	154,375
Issuance of commitment shares - debt financing at $0.027808 to $0.0344 per share	215,000	2	7,541	-	-	-	-	7,543
Shares issued for note conversion at $0.01869 to $0.02128 per share	18,497,751	185	348,462	-	-	-	-	348,647
Stock-based compensation vesting	-	-	31,221	-	-	-	-	31,221
Stock issued for services at $0.31 to $0.32	-	-	-	-	-	-	-	-
Issuance of unrestricted shares - Tangiers Investment agreement at $0.02614 to $0.02754	7,000,000	70	214,994	-	-	-	-	215,064
Recognition of beneficial conversion feature of convertible notes	-	-	-	-	-	-	-	-
Cumulative effect of adoption of Lease standard ASC 842	-	-	-	-	-	-	-	-
Net loss for the three months ended September 30, 2020	-	-	-	(642,869)	-	-		(642,869)

Balance at September 30, 2020	179,586,479	$1,796	$60,252,600	$(60,114,912)	$-	$(60,000)	$-	$79,484

The accompanying notes are an integral part of the condensed consolidated financial statements.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED MARCH 31, 2021 AND 2020

					Accumulated
			Additional		other		Non-	Total
	Number of		paid-in	Accumulated	comprehensive	Subscription	Controlling	stockholders’
	shares	Amount	capital	deficit	income (loss)	Receivable	Interest	deficit
Balance at April 1, 2019	68,123,326	681	55,991,704	(55,488,939)	-	-	-	503,446

Issuance of shares via private placement at $0.02 to $0.07 per share	5,470,286	54	143,366	-	-	-	-	143,420
Issuance of commitment shares - debt financing at $0.039 to $0.19 per share	2,350,000	25	218,435	-	-	-	-	218,460
Shares issued for note conversion at $0.01412 to $0.04725 per share	21,295,495	212	496,050	-	-	-	-	496,262
Stock-based compensation vesting	-	-	569,636	-	-	-	-	569,636
Stock issued for services at $0.0174 to $0.2092	7,350,000	73	(73)	-	-	-	-	-
Issuance of shares for distribution agreements at $0.08 to $0.2092	2,450,000	25	(25)	-	-	-	-	-
Recognition of beneficial conversion feature of convertible notes	-	-	794,272	-	-	-	-	794,272
Cumulative effect of adoption of Lease standard ASC 842	-	-	-	(403)	-	-	-	(403)
Net loss for the year ended March 31, 2020	-	-	-	(3,033,290)	-	-		(3,033,290)

Balance at March 31, 2019	107,039,107	$1,070	$58,213,365	$(58,522,632)	$-	$-	$-	$(308,197)

Issuance of shares to CEO for cash at $0.05 per share	700,000	7	34,993	-	-	-	-	35,000
Issuance of shares via private placement at $0.025 to $0.035 per share	13,850,000	139	405,236	-	-	(60,000)	-	345,375
Issuance of commitment shares - debt financing at $0.03 to $0.0322 per share	740,000	7	24,111	-	-	-	-	24,118
Shares issued for note conversion at $0.01869 to $0.02128 per share	38,507,372	385	746,325	-	-	-	-	746,710
Stock-based compensation vesting	-	-	277,070	-	-	-	-	277,070
Stock issued for services at $0.31 to $0.32	6,000,000	60	(60)	-	-	-	-	-
Issuance of unrestricted shares - Tangiers Investment agreement at $0.02614 to $0.02754	12,750,000	128	369,354	-	-	-	-	369,482
Recognition of beneficial conversion feature of convertible notes	-	-	182,206	-	-	-	-	182,206
Cumulative effect of adoption of Lease standard ASC 842	-	-	-	-	-	-	-	-
Net loss for the six months ended September 30, 2020	-	-	-	(1,592,280)	-	-	-	(1,592,280)

Balance at September 30, 2020	179,586,479	$1,796	$60,252,600	$(60,114,912)	$-	$(60,000)	$-	$79,484

TAURIGA SCIENCES, INC. AND SUBSDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN US$)

(UNAUDITED)

	For the Six Months Ended
	September 30,
	2020	2019

Cash flows from operating activities
Net loss attributable to controlling interest	$(1,592,280)	$(657,564)
Adjustments to reconcile net loss to cash used in operating activities:
Non-controlling interest	-	8,673
Bad debt expense	29,404	-
Amortization of original issue discount	57,165	-
Non-cash lease operating lease expense	3,546	(3)
Depreciation and amortization	435	232
Non-cash interest	24,119	-
(Gain) on extinguishment of debt	-	(113,468)
Amortization of debt discount	483,734	101,535
Common stock issued and issuable for services (including stock-based compensation)	277,071	375,720
(Gain) on disposal of discontinued operation	-	(4,941)
Legal fees deducted from proceeds of notes payable	6,700	-
Unrealized (gain) on trading securities	(59,110)	(94,385)
(Increase) decrease in assets
Prepaid expenses	54,209	41,845
Inventory	(125,089)	(127,734)
Accounts receivable	(16,175)	(28,028)
Increase (decrease) in liabilities
Accounts payable	21,242	(7,535)
Deferred revenue	(384)	162
Accrued expenses	2,092	18,588
Accrued interest	46,745	11,607
Cash used in operating activities	(786,576)	(475,296)

Cash flows from investing activities
Investment – other	(278,212)	(20,400)
Cash used in investing activities	(278,212)	(20,400)

Cash flows from financing activities
Repayment of principal on notes payable to individuals and companies	(100,000)	-
Proceeds from the sale of common stock (including to be issued)	359,313	15,000
Proceeds from notes payable to individuals and companies	-	110,000
Proceeds from sale of registered shares - Tangiers Investment Agreement	369,482	-
Proceeds from convertible notes	432,800	-
Cash provided by financing activities	1,061,595	125,000
Net decrease in cash	(3,193)	(370,696)

Cash, beginning of year	5,348	385,943
Cash, end of period	$2,155	$15,247

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest Paid	$50,000	$-
Taxes Paid	$-	$-

NON CASH ITEMS
Recognition of lease liability and right of use asset at inception	$-	$12,066
Conversion of notes payable and accrued interest for common stock	$746,708	$41,973
Original issue discount on notes payable and debentures	$-	$10,000
Recognition of debt discount	$182,206	$68,663

The accompanying notes are an integral part of the condensed consolidated financial statements.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

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

Tauriga Sciences Limited

On June 10, 2019, the Company formed a wholly owned subsidiary, Tauriga Sciences Limited, with the Registrar of Companies for Northern Ireland. Tauriga Sciences Limited is a private limited Company. The entity was established in conjunction with e-commerce merchant services. In conjunction to this new entity the Company entered into a two-year lease commencing on June 11, 2019 and expiring on September 30, 2021. The office is located at Regus World Trade Centre Muelle de Barcelona, edif. Sur, 2a Planta Barcelona Cataluña 08039 Spain.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(UNAUDITED)

(US$)

NOTE 1 – BASIS OF OPERATIONS (CONTINUED)

Nature of Business (Continued)

Collaboration Agreement with Aegea Biotechnologies Inc.

On April 3, 2020, Tauriga Sciences, Inc. entered into a collaboration agreement (“Collaboration Agreement”) with Aegea Biotechnologies Inc. (“Aegea”), for the purpose of developing a Rapid, Multiplexed Novel Coronavirus (COVID-19) Point of Care Test with Superior Sensitivity and Selectivity (the “SARS-Col 2 Test”). The parties believe that the benefits of the SARS-CoV-2 Test are as follows: a Rapid SARS-CoV-2 test with the sensitivity and specificity to eliminate false negatives and false positives, and with the ability to detect and measure viral shed, even in patients who are asymptomatic. This SARS-CoV-2 test would use Aegea’s patented technologies, to take coronavirus testing to the next level by differentiating different strains of SARS-CoV-2. The test, if successful, would be adaptable to additional SARS-CoV-2 strain types as necessary and as the virus mutates. It also has the possibility to be rapidly be customized to provide similarly sensitive and specific assays for other viruses. The Company has committed to raise funding for the purposes set forth in under the Collaboration Agreement from its $5,000,000 Equity Line of Credit (“ELOC”) beginning on March 16, 2020. Seventy percent (70%) of the net proceeds from the sale of the initial 10,000,000 shares of stock of Tauriga under the ELOC were invested in Aegea for the development of the Covid Test and used to purchase shares of common stock of Aegea, at a purchase price of $4.00 per share.

Pursuant to the terms of the Collaboration Agreement, following the initial sale of 10,000,000 shares of our common stock under the ELOC, twenty percent (20%) of all subsequent net proceeds from the sale of shares under the ELOC shall be used to purchase additional shares of common stock of Aegea at a purchase price of $4.00 per share. The $4.00 stock price corresponds to a current pre-money valuation of Aegea of $25,000,000 for each tranche of cash, up to the first $2,000,000 of our investment in Aegea. The valuation will be reassessed and reset by the parties after the first $2,000,000 of Tauriga’s investment is received by Aegea. In addition, as part of our agreement with Aegea, On May 26, 2020, Tauriga also issued to Aegea 5,000,000 unregistered common shares of Tauriga common stock. The Collaboration Agreement commenced upon signing and will continue indefinitely, unless amended or terminated by mutual written agreement of the parties. As of September 30, 2020, the Company has invested $278,212 in Aegea for 69,553 shares, representing an ownership percentage of 0.92%.

On August 10, 2020, the Company and Aegea amended their Collaboration agreement dated April 3, 2020. Under the terms of the amendment, having invested 70% of the proceeds from the sale of the initial 10,000,000 shares of Tauriga stock under the ELOC agreement with Tangiers, the Company will increase the percentage of proceeds it will invest in Aegea on the sale of the remaining shares available under the ELOC agreement from 20% to 40% after a 4,000,000 shares holdback to be fully retained by the Company to pay for legal and professional costs associated with the ELOC financing facility. As of September 30, 2020, the Company has sold 2,750,000 shares of the 4,000,000 share holdback.

Chief Marketing Officer

On July 15, 2020, the Company appointed Dr. Keith Aqua (“Dr. Aqua”) as an independent contractor to the position of Chief Medical Officer (“CMO”). The Agreement carries a term of 12 months expiring on July 15, 2021. In his capacity, Dr. Aqua will help the Company progress in the development of the Company’s proposed pharmaceutical grade version of Tauri-Gum™. In addition, Dr. Aqua will help establish a distribution network for the Company to market its Tauri-Gum™ brand to a variety of physicians and medical practices in southern Florida. In consideration of the services being provided by Dr. Aqua pursuant to the terms of the Agreement, the Company has agreed to issue Dr. Aqua (i) upon entry into the Agreement 750,000 shares of restricted common stock, (ii) agreed to 750,000 shares of restricted common stock which will be issued in equal monthly instalments of 62,500 shares beginning August 15, 2020 and (iii) agreed to $4,000 cash per quarter during the term of the Agreement, payable following the completion of each such quarter.

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

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

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

On August 31, 2020, the Company announced that it has obtained HALAL Certification for the entirety of its flagship brand Tauri-Gum™. A HALAL Certification is a guarantee that the products comply with the Islamic dietary requirements or Islamic lifestyle.

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

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

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

In addition, we also received a Notice of Allowance to our Tauri-GummiesTM registered trademark application from the European Union Intellectual Property Office. The trademark application was registered on June 24, 2020 under Serial No. 018138351, which extends our protective period for this mark until October 2029, and which may be extended thereafter for ten-year intervals.

CANNABIGEROL “CBG” ISOLATE INFUSED VERSION OF TAURI-GUM™

On December 30, 2019, the Company announced it had commenced development of a Cannabigerol (“CBG”) Isolate Infused version of its Tauri-Gum™ brand. This initial production run had been completed in its Peach-Lemon flavor (and each piece of Chewing Gum contains 10mg CBG isolate). This initial production run yielded roughly 8,300 blister packs. The product is Kosher Certified, Vegan Formulated, Lab Tested, NON-GMO, Allergen Free, Gluten Free, containing no THC, and 100% Made in the USA. MSRP has been established at $19.99 per Blister Pack. During the six months ended September 30, 2020, the Company received and commenced sales of Peach-Lemon CBG Gum.

The Company has commenced production of its second version of CBG Infused Tauri-Gum - Black Currant Flavor (each piece of Chewing Gum contains 15mg of CBG isolate). The Company’s Black Currant Flavor - CBG Infused Tauri-Gum™: Kosher Certified, Vegan, Halal, Lab-Tested, NON-GMO, Allergen Free, Gluten Free, 15mg CBG/Piece of Chewing Gum, 100% Made in the USA. MSRP is $21.99 per blister pack.

IMMUNE BOOSTER VERSION OF TAURI-GUM™

On May 29, 2020, the Company announced that it has commenced development of an Immune Booster version of Tauri-Gum™. This proposed product will contain 60mg of Vitamin C and 10mg of Elemental Zinc (“Zinc”) in each piece of chewing gum. This product does not contain any phytocannabinoids (i.e. CBD or CBG). This product commenced sales during the three months ended September 30, 2020. The MSRP for the Pear Bellini flavor of Tauri-Gum™ is $12.99 per blister pack. The Company’s Immune Booster Tauri-Gum™ product, is: Kosher certified, Halal Vegan, Lab-Tested, non-GMO, Allergen Free, Gluten Free, Infused with 60mg Vitamin C & 10mg Elemental Zinc/per Each Piece of Chewing Gum, no phytocannabinoids, and 100% made in the United States of America. This product was developed for general usage and as with respect to the entirety of the Company’s retail Tauri-Gum™ product line, there are no “treatment claims” made.

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

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

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

North Eastern United States Distribution Agreement

On April 30, 2019, the Company, entered into a non-exclusive comprehensive distribution agreement with Sai Krishna LLC (“SKL”), a New Jersey based distributor, with relationships in the Northeast region of the United States and Asia. In connection with the SKL Agreement, the Company had issued 1,000,000 restricted common shares the Company’s stock in accordance with a further division of such shares as previously disclosed by us in previous periodic reports. This agreement expired on April 30, 2020, and was not renewed by us. Further, in connection with this agreement, on May 11, 2019, we also entered into a consulting agreement with Ms. Neelima Lekkala, who was appointed Vice President of Distribution & Marketing. This agreement had a one-year term and expired on May 11, 2020, and was not renewed by us. As of September 30, 2020, Ms. Lekkala earned commission in the amount of $1,143.

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

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(UNAUDITED)

(US$)

NOTE 1 – BASIS OF OPERATIONS (CONTINUED)

DISTRIBUTION OF THE COMPANY’S PRODUCTS (CONTINUED)

Resale Agreement with OG LABORATORIES, LLC

On January 21, 2020, the Company entered into a joint venture agreement with OG LABORATORIES, LLC (“OG”). Under this agreement the Company acts as a wholesaler of OG’s product labeled under OG’s name. The Company began wholesaling two of OG’s products: “Omega-3 Heart Wellness+CBD” and “Collagen Skin Wellness+CBD”. Both of these products were offered on the Company’s website. The Company will be compensated for sales generated through its efforts according the following formula: the Company shall receive, no later than 30 days after collection, the following percentage of the total order amount for third-party customers who purchase OG products that Tauriga originated or derived: for aggregate purchases greater than one hundred thousand dollars ($100,000.00), Tauriga shall receive commission of three and a half percent (3.5%), and for aggregate purchases of one hundred thousand dollars ($100,000.00) or less, Tauriga shall receive commission of five percent (5%). Tauriga shall receive the above-referenced commission on such sales as long as the sale is made while the contract is in force or within six (6) months after the contract’s termination. The OG agreement may be terminated by either party with thirty days of prior written notice to the other party. The Company made an initial purchase of OG inventory of $3,050 for e-commerce fulfillment.

On July 28, 2020, the Company and OG mutually agreed to terminate this sales arrangement. The Company and OG arranged for a buyer to purchase substantially all of the remaining inventory. Any remaining inventory will be used as samples and promotional items. All items under this agreement were removed from the Company’s website. As of September 30, 2020, no third-party commissionable sales were recorded.

Tauri-GumTM Product Line on IndiaMART

On May 26, 2020, the Company, announced that it has entered the fast-growing CBD retail marketplace of India. After several months of preparatory work, the Company has successfully listed the entirety of its Tauri-Gum™ product line with India’s leading E-Commerce Company (B2B, B2C, Customer to Customer), IndiaMART InterMESH Ltd. (“IndiaMART” or “IndiaMART.com”). The Company will sell each blister pack of its CBD infused Tauri-Gum™ (Mint, Blood Orange, and Pomegranate flavors) for 1,200 INR and each blister pack of its CBG infused Tauri-Gum™ (Peach-Lemon flavor) for 1,650 Indian Rupees. As of September 30, 2020, the Company has not recognized any sales under this arrangement.

Mr. Checkout Distribution Agreement

On June 29, 2020, the Company entered into a “Go-To-Market” distribution agreement with Mr. Checkout Distributors (“Mr. Checkout”), a marketing and consulting company located in Oviedo, Florida. The Mr. Checkout agreement enables the Company to launch its flagship brand Tauri-Gum™ through Mr. Checkout’s network of independent direct store distributors that service approximately 150,000 stores and retail locations across the United States. These stores include well-known convenience stores, gas station marts and supermarket chains. Under the terms of this agreement, on July 7, 2020, the Company paid a one-time $5,000 retainer on commission against the first $100,000 in sales. Subsequent commissions shall be paid to Mr. Checkout during the first thirty (30) days of the subsequent quarter once retainer has been met and exceeded. Commission will not be paid until the retainer has been met. As of September 30, 2020, the Company has recognized no sales via this agreement.

Think BIG, LLC License Agreement

On September 24, 2020, we entered into (i) a License Agreement (“License”) with Think BIG, LLC, a Los Angeles based company (“Think BIG”), (ii) a Professional Services Agreement (the “PSA”) with Willie C. Mack, Jr., CEO of Think BIG and (iii) a Professional Services Agreement (“PSA 2”) with Christopher J. Wallace, a co-founder of Think BIG (each of Willie C. Mack, Jr. and Christopher J. Wallace referred to herein as a “Brand Ambassador”), with the collective intent to enhance sales and marketing of the Company’s product lines, including its proprietary Rainbow Deluxe Sampler Pack (“Rainbow Pack”), and any co-branded products created by the parties to the License and each of the PSAs (the “Co-Branded Products”).

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(UNAUDITED)

(US$)

NOTE 1 – BASIS OF OPERATIONS (CONTINUED)

DISTRIBUTION OF THE COMPANY’S PRODUCTS (CONTINUED)

Think BIG, LLC License Agreement (Continued)

The term of this license is for a period of two years from September 24, 2020 (the “Effective Date”), unless earlier terminated by either party pursuant to the terms thereunder. The term of each of the PSA and the PSA 2 shall commence on the Effective Date and end on the earlier of (i) the two-year anniversary thereof; (ii) the termination for any reason of the License; or (iii) the earlier termination of the PSA Agreement pursuant to the terms thereunder.

The licensing arrangement permits for cross licensing, brand building, e-commerce customer acquisition efforts, retail customer acquisition efforts, enhanced social media presence, public relations & visibility strategies, as well as potential outreach to celebrities, and various other types of in-kind services in order to increase both Company revenue and customer acquisition efforts. The License will also allow for future joint development projects that will leverage the iconic “Frank White” brand and likeness/intellectual property (to which Think Big has the intellectual property rights). Under the terms of the License, the Company shall pay to Think BIG a royalty of 12% in year one and 13% in year two of the License, based on net sales, payable on or before the 15th day of each calendar month for the immediately preceding calendar month. In addition, the Company shall pay to Think BIG, a quarterly marketing fee for a period of twelve months in the amount $15,000 per quarter (for an aggregate total of $60,000), the first payment of which was paid by the Company within 10 days of the entry into the License, with the remaining payments to be made on or about each 90th day thereafter during the term of the License until the aggregate total has been reached.

Under each of the PSA and the PSA 2, each Brand Ambassador shall provide promotional and marketing services (“Services”) to the Company during the term of the respective PSAs, subject to the terms and conditions set forth therein, in connection with the Co-Branded Products and any co-developed products; and perform their individual marketing and promotional services set forth under the PSA and the PSA 2, respectively, and each of the exhibits annexed thereto.

As consideration for each Brand Ambassador’s Services set forth under their respective PSAs, the Company agrees to issue each Brand Ambassador 1,500,000 restricted shares of the Company’s common stock, which will be issued as compensation upon execution of the PSA and PSA 2. In the event that the applicable PSA has not previously been terminated, following the one-year anniversary of the Effective Date, an additional 1,500,000 restricted shares of Company’s common stock shall be issued to each Brand Ambassador, subject to the satisfaction of the terms of such additional services and/or criteria to be mutually agreed upon by the parties to the PSA and/or the PSA 2, as the case may be. As of the date of this report, these shares were not issued by the Company. These shares had a value of $91,800 and the cost will be recognized over the term of the contract.

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

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(UNAUDITED)

(US$)

NOTE 1 – BASIS OF OPERATIONS (CONTINUED)

REGULATORY MATTERS (Continued)

Food and Drug Administration Continued)

Though the Farm Bill removed industrial hemp from the Schedule I list, the Farm Bill preserved the regulatory authority of the FDA over cannabis and cannabis-derived compounds used in food and pharmaceutical products under the Federal Food, Drug, and Cosmetic Act (FD&C Act) and section 351 of the Public Health Service Act. The FDA has been clear that it intends to use this authority to regulate cannabis and cannabis-derived products, including CBD, in the same manner as any other food or drug ingredient. In addition to holding the hearing, the agency had requested comments by July 2, 2019 regarding any health and safety risks of CBD use, and how products containing CBD are currently produced and marketed, which comment period was concluded on July 16, 2019. As of the date hereof, the FDA has taken the position that it is unlawful to put into interstate commerce food products containing hemp derived CBD, or to market CBD as, or in, a dietary supplement. Furthermore, since the closure of the FDA hearings on this issue, some state and local agencies have issued a ban on the sale of any food or beverages containing CBD. There have been legislative efforts at the federal level, which seek to provide clear guidance to industry stakeholders regarding how to comply with applicable FDA law with respect to CBD and other hemp derived cannabinoids. However, such legislative efforts have been limited and as of this date, these legislative efforts require extensive further approvals, including approval from both houses of Congress and the President of the United States, before being enacted into law, if at all.

Furthermore, with respect to Company’s developing CBG product line, the FDA has provided no guidance as to how cannabinoids other than CBD (sch as CBG) shall be regulated under the FD&C Act, and it is unclear at this time how such potential regulation could affect the results of the operations or prospects of the Company or this product line.

New York State Department of Health

On October 27, 2020, the New York State Department of Health (NYDPH) released its proposed regulations concerning the processing and retail sale of hemp derived cannabinoids. Under the regulations, “cannabinoid” is broadly defined as “any phytocannabinoid found in hemp, including but not limited to, Tetrahydrocannabinol (THC), tetrahydrocannabinolic acid (THCA), cannabidiol (CBD), cannabidiolic acid (CBDA), cannabinol (CBN), cannabigerol (CBG), cannabichromene (CBC), cannabicyclol (CBL), cannabivarin (CBV), tetrahydrocannabivarin (THCV), cannabidivarin (CBDV), cannabichromevarin (CBCV), cannabigerovarin (CBGV), cannabigerol monomethyl ether (CBGM), cannabielsoin (CBE), cannabicitran (CBT). Cannabinoids do not include synthetic cannabinoids as that term is defined [under New York law].”

These regulations go into effect on January 1, 2021, and once in effect, all “cannabinoid hemp processors” and “cannabinoid hemp retailers” operating within the state of New York must be licensed by the NYDPH. The regulations expressly allow for food and beverages to contain “cannabinoids”, so long as such products meet certain requirements.

The product requirements include but are not limited to: the product must not contain more than 0.3% total Δ9- Tetrahydrocannabinol concentration; the product must not contain tobacco or alcohol; the product must not be in the form of an injectable, transdermal patch, inhaler, suppository, flower product including cigarette, cigar or pre-roll, or any other disallowed form as determined by the NYDPH; if the product is sold as a food or beverage product, it must not have more than 25mg of cannabinoids per product; and, if sold as an inhalable cannabinoid hemp product, the product will be subject to a number of additional safety measures.

Furthermore, all cannabinoid products sold at retail are subject to a series of labeling requirements. All such products must be labeled with the amount of cannabinoids in the product and the amount of milligrams per serving. If the product contains THC, the amount of THC in the product needs to be stated on the label in milligrams on a per serving and per package basis. In addition, all products are required to have a scannable bar code or QR code which links to a certificate of analysis and the packaging is prohibited from being attractive to consumers under 18 years of age. Products are also required to list appropriate warnings for consumer awareness. The Company’s entire product line will comply with the above standards.

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

OTHER BUSINESS ITEMS

Certified by Wal-Mart, Inc. to become a Domestic Supplier

On December 23, 2019, the Company announced that is has been certified by Wal-Mart, Inc. (“Walmart”) to become a Domestic Supplier. This certification from Walmart was obtained by the Company on December 19, 2019. On May 26, 2020, we also announced that our Walmart Marketplace Seller Application had been officially approved. In joining Walmart Marketplace, the Company has the opportunity to expand the presence of its products and product lines, with access to over a hundred million monthly customers. The Company is also approved to both list products on Walmart.com and sell directly to Walmart buyers. As of September 30, 2020, the Company has not recognized any sales through this channel.

Approval to Operate Global Seller Account by Alibaba Group

On January 6, 2020, the Company announced that is has been approved by Chinese multinational conglomerate, Alibaba Group (“Alibaba”), to operate a Global Seller Account. In addition, the Company has been designated as a Gold Supplier (Gold Tier Level Supplier). This Alibaba approval opens up the global marketplace to the Company, its products, its product lines, as well as future business opportunities. The Company has a relationship with a fulfillment facility in mainland China and is focusing on meeting buyers and virtual Alibaba Tradeshows. As of September 30, 2020, the Company has not recognized any sales through this channel.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

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

The closing of a purchase by Tangiers of the shares specified by us in the Put Notice will occur on the date which is no earlier than five and no later than seven trading days following the date Tangiers receives the Put Notice. On a closing date we will sell to Tangiers the shares of our common stock specified in the Put Notice, and Tangiers will pay us an amount equal to the Purchase Price multiplied by the number of shares specified in the Put Notice. As of March 31, 2020, the Company had exercised no put options under the Investment Agreement. As of September 30, 2020, we have issued 12,750,000 shares of Common Stock in exchange for an aggregate of $369,482.

Whole Foods Market, Inc. Registration

On June 8, 2020, the Company, announced that it is now a Registered Whole Foods Market, Inc. (“Whole Foods”) Vendor (“Supplier”). The Company’s information has now been updated in the Whole Foods Vendor Reporting Portal. As of September 30, 2020, the Company has not recognized any sales through this channel.

Federal Award Management Registration

On October 6, 2020, the Company announced that it was officially approved to operate as a U.S. Government Vendor. The Company has retained Federal Award Management Registration (“FAMR”) to commence the bidding process on several identified potential U.S. Government Contracts (“Contracts”). These potential Contracts are presented by the Department of Defense (“DOD”). FAMR is an independent consulting firm that specializes in: Registrations, Certifications, and Federal Contracting. The Company’s Commercial & Government Entity (“CAGE”) Code # is: 8QXV4 with an expiration date of October 1, 2021.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(UNAUDITED)

(US$)

NOTE 1 – BASIS OF OPERATIONS (CONTINUED)

OTHER BUSINESS ITEMS (CONTINUED)

KushCo Holdings, Inc.

Effective July 10, 2020, the Company and KushCo Holdings, Inc., a Nevada corporation (“KushCo”), entered into a Product Placement Membership Agreement (the “Placement Agreement”). Under the terms of the Placement Agreement, KushCo will provide placement services of the Company’s Tauri-Gum™ product line(s), and will assist with retail activation, product incubation, branding and marketing solutions, and sales management services. As compensation for providing such services and placement of the Company’s products, when KushCo or one of its affiliates consummates a purchase, distribution or sale of products (either directly or through third parties), KushCo will be paid a fee equal to 10% of the total gross sales for such transaction(s) (the “Placement Fee”). The Placement Fee shall be earned as of the date of the respective transaction and shall be paid in cash by the Company on a monthly basis and no later than the last calendar day of each calendar month. The Placement Agreement has a term of two (2) years, unless earlier terminated upon sixty (60) days notice to the Company, as provided under the KushCo Agreement.

HISTORICAL BUSINESS ITEMS

Honeywood

Following the termination of a proposed 2014 merger between the Company and California-based Honeywood LLC (“Honeywood”), a developer of a topical medicinal cannabis product, on August 1, 2017, the Company entered into a debt conversion agreement, whereby the Company agreed to convert an $170,000 note receivable due from Honeywood, including accrued interest into a 5% membership interest in Honeywood. At the time of the Honeywood debt conversion agreement, the receivable balance under the Note of $199,119 had been fully written off by the Company in a prior period. As a result of the debt conversion agreement, the Company deemed the investment to have no current value.

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

Blink Charging Company

On March 29, 2018 the Company’s then named subsidiary - Tauriga Biz Dev Corp. - entered into an independent sales representative agreement with Blink Charging Company (NASDAQ: BLNK) (“BLINK”). Under this agreement we became a non-exclusive independent sales representative to solicit orders from potential customers for EV (“Electric Vehicle”) Stations placement. This sales agreement has a three-tier compensation model based on whether we contract the new customer to purchase equipment outright from BLINK or enter into one of two revenue-sharing agreements. On June 29, 2018, the Company purchased four BLINK Level – 2 - 40” pedestal chargers for permanent placement in a retail location or locations whereby the Company will pay a variable annual fee based on 7% of total revenue per charging unit. The rest of the proceeds will be split 80/20 between the Company and the host location owner or its assignee. As of September 30, 2020, we have not installed any of these machines in any locations, and no revenue has been generated through the Blink contract. The Company has decided to abandon this business line, and therefore, we have reclassified these assets as held for sale.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(UNAUDITED)

(US$)

NOTE 1 – BASIS OF OPERATIONS (CONTINUED)

Going Concern

During the fourth quarter of the year ended March 31, 2019, the Company began sales and marketing efforts for its Mint flavored Tauri-GumTM product. During the six months ended September 30, 2020, the Company recognized sales of $140,164 and a gross profit of $14,151, compared to sales of $44,377 and a gross profit of $14,959 for the same period during the same period in the prior year. During the year ended March 31, 2020, the Company has entered into multiple distribution agreements, was approved and provisioned to sell to many large retailers and ecommerce platforms. At September 30, 2020, the Company had a working capital surplus of $53,387 compared to a working capital deficit of $334,832 for the year ended March 31, 2020. The improvement is largely resultant from increased inventory levels, investment in Aegea and an increase in value of trading securities. Although the Company has a working capital surplus, there is no guarantee that this will continue therefore it still believes that there is uncertainty with respect to continuing as a going concern.

On July 1, 2019, months after the NYC Department of Heath announced a ban on cannabidiol in foods and beverages (mainly focused on restaurants and baked goods), the updated New York City Health Code now includes an embargoing of CBD-infused Edible(s) Products (including packaged products). The Company is hopeful that the FDA as well as the New York City Council will implement regulations surrounding the CBD industry in a logical and prompt manner. The Company believes it is well positioned under the circumstances and has taken a conservative approach towards its products, including, for example, ensuring that its product manufacturer periodically tests for compliance with the Agricultural Improvement Act of 2018, such as utilizing CBD oils from hemp plants which contain 0% THC content. Subsequent to the balance sheet date, the State of New York has determined that it is allowable to sell CBD Infused Edible products in the forms of both food and drink (inclusive of chewing gum). It was also determined that no time can CBD be sold in products that contain either alcohol or tobacco. Additionally, the State of New York also said that NO CBD product may be sold if it contains more than 0.3% (1/333rd by Composition) THC. No Individual food or beverage product may contain more than 25mg of Hemp-Extracted Cannabinoids (“CBD” or “CBG”) per serving. Food and drink infused with CBD and Other Hemp Extracts must be packaged by the manufacturer and extracts cannot be added at the retail level. The Company’s entire product line will comply with these standards.

The Company, in the short term, intends to continue funding its operations either through cash-on-hand or through financing alternatives. Management’s plans with respect to this include raising capital through equity markets as well as through its equity line with Tangiers to fund future operations as well as the possible sale of its remaining marketable securities which had a market value of $160,310 at September 30, 2020. In the event the Company cannot raise additional capital to fund and/or expand operations or fails to raise adequate capital and generate adequate sales revenue, or if the regulatory landscape were to become more difficult or result in regulatory enforcement, it could result in the Company having to curtail or cease operations.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

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

In an effort to support the Company’s future capital needs, on January 21, 2020, the Company entered into a $5,000,000 equity line financing agreement with Tangiers, as well as a registration right agreement related thereto. The financing is over a maximum of 36 months. Pursuant to the Registration Rights Agreement, a maximum of 76,000,000 shares of our common stock, par value $.00001 per share that we may sell to Tangiers from time to time will be registered by us on Form S-1 with the Securities and Exchange Commission under the Securities Act of 1933, as amended, for this financing. As a result of the Company’s Collaboration Agreement with Aegea, whereby seventy percent (70%) of the Net Proceeds from the sale of the initial 10,000,000 shares of stock of Tauriga using the ELOC were transferred to and invested in Aegea for the purchase of common stock of Aegea, and forty percent (40%) as amended August 10, 2020 of all subsequent Net Proceeds, this arrangement will provide less capital to ongoing operations. Additionally, the Company has excluded 4,000,000 shares under this agreement to cover liabilities and expenses related to the establishment and maintenance of this agreement. (See earlier in this Note for a more complete description under Investment Agreement and Registration Rights Agreement). As of September 30, 2020, the Company has issued 2,750,000 of the excluded 4,000,000 shares.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Consolidated Financial Statements

These condensed consolidated financial statements include the accounts and activities of Tauriga Sciences, Inc., its wholly-owned Canadian subsidiary, its wholly-owned subsidiary Tauriga Pharma Corp. (f/k/a Tauriga Biz Dev Corp – or “Tauriga BDC” and referenced herein as Tauriga BDC for contextual purposes only in describing the Blink contractual arrangement) and Tauriga Sciences Limited. All intercompany transactions have been eliminated in consolidation. As of September 30, 2020, there is no activity in any of the Company’s subsidiaries other than Tauriga Pharma Corp. holding the electric car chargers and the leasehold interest in Tauriga Sciences Limited.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(UNAUDITED)

(US$)

Segment Information

The Company is planning to adopt provisions of ASC 280-10 Segment Reporting, subsequent to this report date. This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making internal operating decisions. The Company and its Chief Operating Decision Makers determined that the Company’s operations effective with the April 3, 2020, Collaboration Agreement with Aegea now consist of two segments, its CBD/CBD edibles business and SARS-Col 2 Test business. The Company will operate in two operating divisions. The first division consists of all retail, wholesale and e-commerce product sales of CBD/CBG Tauri-GumTM, Tauri-GummiesTM, and other gummy products. The second segment will be a research and development division that consist of liabilities and results from its collaboration agreement with Aegea and any activity relative to the progress in the development of the Company’s proposed pharmaceutical grade version of Tauri-Gum™. The current cost basis investment in Aegea will be treated as a non-operating asset and will therefore not be reported as a part of the research and development division. During the six months ended September 30, 2020 and 2019, all operating revenue and expenses fall under the Gum and Gummies division. All assets and liabilities are included in the Gum and Gummies division except for $5,000 of prepaid legal expense related to a payment to get cleared (“IND” for its Pharma Grade Version) with the FDA for Phase II Trial.

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

On March 29, 2018 the Company, through Tauriga BDC, entered into an independent sales representative agreement with Blink to be a non-exclusive independent sales representative. Under the agreement with Blink, the Company may solicit orders from potential customers for EV charging station placement. On June 29, 2018, the Company purchased four Blink Level 2 - 40” pedestal chargers for permanent placement in a retail location or locations whereby the Company will pay a variable annual fee based on 7% of total revenue per charging unit. The remainder of the proceeds will be split 80/20 between the Company and the host location owner or its assignee. The host location owner will pay for the cost of providing power to these unit as well as installation costs. As of September 30, 2020, we have not installed any of these machines in any locations, and no revenue has been generated through the Blink contract. The Company has decided to abandon this business line, and therefore, we have reclassified these assets as held for sale.

The Company recognizes revenue upon the satisfaction of the performance obligation. The Company considers the performance obligation met upon shipment of the product or delivery of the product. For ecommerce orders, the Company’s products are shipped by a fulfillment company and payment is made in advance of shipment either through credit card or PayPal. The Company also delivers the product to its customers that they market to in the metropolitan New York Tri-State area that are not covered under any existing distribution agreements. The Company generally collects payment within 30 to 60 days of completion of its performance obligation, and the Company has no agency relationships. The Company recognized revenue from operations in the amount of $140,164 during the six months ended September 30, 2020 compared to $44,377 for the same period in the prior year. All revenue is from the sale of the Company’s Tauri-GumTM product line and there were accounts receivable, net of allowance for doubtful accounts in the amount of $29,351 outstanding for these sales, as of September 30, 2020.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(UNAUDITED)

(US$)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts, which includes sales returns, sales allowances and bad debts. The allowance adjusts the carrying value of trade receivables for the estimate of accounts that will ultimately not be collected. An allowance for doubtful accounts is generally established as trade receivables age beyond their due dates, whether as bad debts or as sales returns and allowances. As past due balances age, higher valuation allowances are established, thereby lowering the net carrying value of receivables. The amount of valuation allowance established for each past-due period reflects the Company’s historical collections experience, including that related to sales returns and allowances, as well as current economic conditions and trends. The Company also qualitatively establishes valuation allowances for specific problem accounts and bankruptcies, and other accounts that the Company deems relevant for specifically identified allowances. The amounts ultimately collected on past-due trade receivables are subject to numerous factors including general economic conditions, the financial condition of individual customers and the terms of reorganization for accounts exiting bankruptcy. Changes in these conditions impact the Company’s collection experience and may result in the recognition of higher or lower valuation allowances. At September 30, 2020, the Company has established an allowance for doubtful accounts in the amount of $93,550.

Sales Refunds

The Company’s refund policy allows customers to return product for any reason except where the customer does not like the taste of the product. The customer has 30 days from the date of purchase to initiate the process. Returns are limited to one return or exchange per customer. Only purchases up to $100 qualify for a refund. Approved return/refund requests are typically processed within 1-2 business days. For product purchases made through a Tauri-GumTM distributor or retailer, the customer is required to work with original purchase location for any return or exchange. The Company has not established a reserve for returns as of September 30, 2020 however will monitor the refunds to estimate whether a reserve will be required.

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

Cash Equivalents

For purposes of reporting cash flows, cash equivalents include investment instruments purchased with an original maturity of three months or less. At September 30, 2020, the Company’s cash on deposit with financial institutions did not exceed the total FDIC insurance limit of $250,000. At September 30, 2020 and March 31, 2020, the Company had a cash balance of $2,155 and $5,348, respectively. The Company’s does not expect, in the near term, for its cash balance to exceed the total FDIC insurance limit of $250,000 for other than very short periods of time where the Company would use such cash in excess of insurance in the very short-term in operating activities. To reduce its risk associated with the failure of such financial institution, the Company holds its cash deposits in more than one financial institution and evaluates at least annually the rating of the financial institution in which it holds its deposits. The Company had no cash equivalents as of September 30, 2020 and March 31, 2020.

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

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(UNAUDITED)

(US$)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Investment – Cost Method

Investment in other companies that are not currently trading, are valued based on the cost method as the Company holds less than 20% ownership in these companies and has no influence over operational and financial decisions of the companies. The Company will evaluate, at least annually, whether impairment of these investments is necessary under ASC 320. As of September 30, 2020 and March 31, 2020, the Company has not impaired any of their cost method investments.

Inventory

Inventory consists of finished goods in salable condition stated at the lower of cost or market determined by the first-in, first-out method. The inventory consists of packaged and labeled salable inventory. Shipping of product to finished good inventory fulfillment center is also included in the total inventory cost. Shipping of product upon sale for e-commerce sales is paid by the customer upon ordering for orders of single packs of Tauri-GumTM. For multiple pack or wholesale product orders shipping cost is paid by the Company. As of September 30, 2020, the Company’s inventory on hand had a value of $253,800. The Company has not established any inventory reserve on the Tauri-GumTM as of September 30, 2020.

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

Net Loss Per Common Share

The Company computes per share amounts in accordance with FASB ASC Topic 260 “Earnings per Share” (“EPS”), which requires presentation of basic and diluted EPS. Basic EPS is computed by dividing the income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock and common stock equivalents outstanding during the periods; however, potential common shares are excluded for period in which the Company incurs losses, as their effect is anti-dilutive. For the three and six months ended September 30, 2020 and 2019, basic and fully diluted earnings per share were the same as the Company had losses in this period.

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

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

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

Research and Development

The Company expenses research and development costs as incurred. Research and development costs were $27,305 and $3,852 for the six months ended September 30, 2020 and 2019, respectively. The Company is continually evaluating products and technologies in the natural wellness space, including its Tauri-Gum™ product including new flavor formulations and other CBD delivery products, as well as development of a Cannabigerol (“CBG”) Isolate Infused version of its Tauri-Gum™ brand in addition to any intellectual property or other related technologies. As the Company investigates and develops relationships in these areas, resultant expenses for trademark filings, license agreements, website and product development and design materials will be expensed as research and development. Some costs will be accumulated for subsidiaries prior to formation of any new entities.

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

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

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

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

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

As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by ASC 740 and concluded that the tax position of the Company does not meet the more-likely-than-not threshold as of September 30, 2020.

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40), Accounting for Convertible Instruments and Contract’s in an Entity’s Own Equity. The ASU simplifies accounting for convertible instruments by removing major separation models required under current GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. The ASU simplifies the diluted net income per share calculation in certain areas. The ASU is effective for annual and interim periods beginning after December 31, 2021, and early adoption is permitted for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company is currently evaluating the impact that this new guidance will have on its consolidated financial statements.

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

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

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

The following table disaggregates the Company’s revenue by major source for the six months ended September 30:

	2020	2019
Revenue:
Distributor	$-	$15,592
E-Commerce	96,489	3,796
Wholesale	43,675	94,712
	$140,164	$114,100

Revenues in the six months ended September 30, 2020 from largely from its E-Commerce channel. As of September 30, 2020, the Company’s established allowance for doubtful account collectability in the amount of $93,550 was wholly attributable to the Wholesale channel. There were no significant contract asset or contract liability balances for all periods presented. The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

Collections of the amounts billed are typically paid by the customers within 30 to 60 days.

NOTE 4– INVENTORY

Inventory from continuing operations

Inventory value by product as of:

	September 30, 2020	March 31, 2020
	(Unaudited)
CBD/CBG Tauri-GumTM	$243,844	$120,480
Tauri-GummiesTM	8,217	4,029
Other Gummies (1)	-	2,425
Other (2)	1,739	1,776
Total Inventory	$253,800	$128,710

(1)	This segment of inventory is stock that was purchased in conjunction with Resale Agreement with OG Laboratories, LLC.

(2)	Other inventory consists of holiday pouches sold as a bundled of Tauri-GumTM

At September 30, 2020, there were no deposits to Per Os Bio for the manufacturing costs of Tauri-GumTM.

At March 31, 2020, the Company had deposits to Per Os Bio in the amount of $96,688 for the manufacturing costs of Tauri-GumTM for goods not yet available for sale.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(UNAUDITED)

(US$)

NOTE 5– PROPERTY AND EQUIPMENT

The Company’s property and equipment is as follows:

	September 30, 2020	March 31, 2020	Estimated Life
	(Unaudited)
Computers, office furniture and other equipment	$58,554	$69,638	3-5 years
Less: accumulated depreciation	(56,595)	(56,160)

Net	$1,959	13,478

On June 29, 2018, the Company purchased four Blink Level 2 – 40” pedestal chargers for permanent placement in one or more retail locations whereby the Company would share revenue from these electric car vehicle charging units with such location owner. No depreciation expense has been recorded for the charging units as of September 30, 2020 due to the fact that they have not been placed in service. As of April 1, 2020, these charging units were reclassified as assets held for resale.

Depreciation expense for the three and six months ended September 30, 2020 was $218 and $435 and $232 and $464 for the same periods in the prior year.

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

Corporate office – New York

On December 1, 2017, the Company relocated its corporate headquarters from Danbury, Connecticut to New York, New York. The Company has entered into a two-year lease at $1,010 per month for the term of the lease. The lease right of use asset for this lease at adoption was $7,492 and will be amortized on a straight-line basis over the remaining term of the lease. For the six months ended September 30, 2020 and 2019, the Company recorded a lease expense of $3,453 and $2,810. On September 1, 2019, the Company entered into a two-year lease extension with the modified lease expiring November 30, 2021. The lease modification required the Company to remeasure the lease asset and lease liability based on the original lease. The Company recorded a net lease right of use asset and a lease liability at present value of approximately $26,093 for each. The Company recorded these amounts at present value, in accordance with the standard, using a discount rate of 8.98% which was representative of the weighted average borrowing rates for all notes issued to non-related parties based on the respective principal balances at the time of the lease extension. As of September 30, 2020, the value of this unamortized lease right of use asset is $13,512. As of September 30, 2020, the Company’s lease liability associated with this lease was $10,987.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(UNAUDITED)

(US$)

NOTE 6 – OPERATING LEASE (CONTINUED)

Barcelona office

On June 11, 2019, the Company entered into a two-year lease, expiring on September 30, 2021. The office is located at Regus World Trade Centre Muelle de Barcelona, edif. Sur, 2a Planta Barcelona Cataluña 08039 Spain. Monthly rent payments will be approximately $201 per month (based on the contractual rate of €178 multiplied by the exchange rate of 1.13 on the day the lease agreement was entered into). In accordance with ASC 842 - Leases, effective June 11, 2019, the Company will record additional net lease right of use asset and a lease liability at present value of approximately $4,574, respectively as a result of this lease. The lease will be initially recorded using an exchange rate of 1.13. Any fluctuations in the currency rate will be recorded as gain or loss on currency translation.

As of September 30, 2020, the value of this unamortized lease right of use asset is $1,671. As of September 30, 2020, the Company’s lease liability was $1,671.

The lease right of use asset, at inception, of $27,050 is amortized on a straight-line basis over the term of the lease. The present value of the New York corporate office lease had an initial present value of $22,476 at December 1, 2017. The Barcelona office lease value had an initial present value of $4,574. The present value of the modified New York Corporate office lease, at September 1, 2019 was $26,092. For the six months ended September 30, 2020 the Company recorded a lease expense of $6,999. As of September 30, 2020, the value of the unamortized lease right of use asset is $15,184. As of September 30, 2020, the Company’s lease liability was $19,464.

Maturity of Operating Lease Liability for fiscal year ended March 31,

2021	$10,531
2022	$8,933

Total lease payments	$19,464

The following chart shows the Company’s operating lease cost for the six months ended September 30, 2020 and 2019:

	For the three months ended September 30,		For the six months ended September 30,
	2020	2019	2020	2019
Amortization of right of lease asset	$3,082	$3,396	$6,999	$6,323
Lease interest cost	376	326	1,057	851
Total Lease cost	$3,458	$3,722	$8,056	$7,174

The following chart shows the Company’s operating lease liability at September 30, 2020.

Discounted Operating Lease liability at inception - December 1, 2017	$27,050
Lease modification - September 1, 2019	26,093
Lease modification adjustment- September 1, 2019	(200)
Financing cost	1,206
Less of lease payments made	(34,255)
Cumulative effect of adoption of ASC 842	(430)
Operating lease liability at September 30, 2020	19,464
Less Lease Liability current portion	(17,334)
Lease Liability - net current portion at September 30, 2020	$2,130

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(UNAUDITED)

(US$)

NOTE 7 – NOTES PAYABLE

Notes payable and convertible notes consisted of the following as of:

		September 30, 2020	March 31, 2020
GS Capital Partners LLC – Mar 2019	(a)	-	175,000
GS Capital Partners LLC – Jun 2019	(b)	-	60,000
Odyssey Funding, LLC – Sep 2019	(c)	-	80,000
BHP Capital NY Inc. – Oct 2019	(d)	-	55,000
Tangier’s Global, LLC – Nov 2019	(e)	87,500	137,500
Odyssey Funding, LLC – Dec 2019	(f)	-	100,000
Jefferson Street Capital LLC – Dec 2019	(g)	-	55,000
BHP Capital NY Inc. – Jan 2020	(h)	-	44,000
ADAR Alef, LLC – Jan 2020	(i)	-	44,000
GS Capital LLC – Jan 2020	(j)	-	110,000
Tangier’s Global, LLC – Feb 2020	(k)	65,000	65,000
Crown Bridge Partners, LLC – Feb 2020	(l)	46,458	55,000
ADAR Alef, LLC – Mar 2020	(m)	22,000	44,000
Tangier’s Global, LLC – Mar 2020	(n)	43,050	43,050
GS Capital Partners, LLC – Apr 2020	(o)	55,000	-
ADAR Alef, LLC – Apr – 2020	(p)	44,000	-
Tangier’s Global, LLC – May 2020	(q)	102,500	-
First Fire Investments – May 2020	(r)	88,333	-
GS Capital LLC – Jun 2020	(s)	33,000	-
Tangier’s Global, LLC – Jun 2020	(t)	210,000	-
Total notes payable and convertible notes		$796,841	$1,067,550
Less – note discounts		(157,057)	(482,416)
Less – current portion of these notes		(639,784)	(585,134)
Total notes payable and convertible notes, net discounts		$-	$-

(a)	On March 14, 2019, the Company entered into a 12-month $300,000 principal face value 8.0% convertible debenture with GS Capital, with a maturity date of March 13, 2020. The GS Capital Note carried a $20,000 original issue discount (OID) and, as such, the initial net proceeds to the Company was $280,000. In connection with this agreement, the Company was obligated to issue 750,000 commitment shares having a value of $142,500 ($0.19 per share) which is reflected as interest expense in the Company’s condensed consolidated statement of operations during the year ended March 31, 2019. These shares were issued on June 20, 2019. The Holder was entitled, at its option, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company’s common stock at a price for each share of Common Stock equal to 68% of the lowest daily VWAP of the Common Stock as reported on the National Quotations Bureau OTC Markets exchange for the fifteen (15) prior trading days. Due to the discount to market conversion, a beneficial conversion feature was recorded on this note as a discount to the note in the amount of the full-face value of the note which will be amortized over the life of the note. This amortization will be reflected as interest cost ratably over the term of the note. Also, in conjunction with this note, the 213,334 five-year cashless warrants, associated with the June 27, 2017, $80,000 5% one-year note were fully cancelled. As of September 30, 2020, the noteholder fully converted the $300,000 of principal and $26,009 of accrued interest into 14,473,254 shares of the Company’s common stock ($0.0225 per share). Upon conversion, the balance of the share reserve was returned to treasury.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(UNAUDITED)

(US$)

NOTE 7 – NOTES PAYABLE (CONTINUED)

(b)	On June 21, 2019, the Company entered into a one year 8% $60,000 Convertible Note with GS Capital Partners, LLC pursuant to the terms of a Securities Purchase Agreement. The GS Capital Note had a maturity date of June 21, 2020 and carried a $5,000 original issue discount (such that $55,000 was funded to the Company on June 21, 2019). The holder was entitled, at its option, at any time after cash payment, to convert all or any amount of the principal face amount of the GS Note then outstanding into shares of the Company’s common stock at a price for each share of common stock equal to 66% of the lowest daily volume weighted average price (VWAP) of the common stock as reported on the National Quotations Bureau OTC Markets exchange, which the Company’s shares are traded or any exchange upon which the common stock may be traded in the future, for the fifteen (15) prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. In connection with the GS Capital Note, the Company issued irrevocable transfer agent instructions reserving 2,650,000 shares of its Common Stock for conversions under this Note equal to two and a half times the discounted value of the Note (the “Share Reserve”) and maintain a 2.5 times reserve for the amount then outstanding. On June 3, 2020, the noteholder converted the entire $60,000 of principal and $4,937 of accrued interest into 3,162,115 shares of common stock ($0.0205 per share) and the balance of the reserved shares were returned to the treasury.

(c)	On September 13, 2019, the Company entered into a one year 8% $100,000 Convertible Note with Odyssey Funding, LLC (“Investor”) pursuant to the terms of a Securities Purchase Agreement (the “Odyssey Note”). The Odyssey Note has a maturity date of September 13, 2020 and carried a $5,000 original issue discount (such that $95,000 was funded to the Company at closing). The holder was entitled, at its option, at any time after cash payment, to convert all or any amount of the principal face amount of the Odyssey Note then outstanding into shares of the Company’s common stock at a price for each share of common stock equal to 64% of the lowest daily volume weighted average price (VWAP) of the common stock as reported on the National Quotations Bureau OTC Markets exchange, which the Company’s shares are traded or any exchange upon which the common stock may be traded in the future, for the fifteen (15) prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. In connection with the Odyssey Note, the Company issued irrevocable transfer agent instructions reserving 22,727,000 shares (the “Share Reserve”) of its Common Stock for conversions under this Note. As of September 30, 2020, the full principal of $100,000 and accrued interest in the amount of $4,443 of accrued interest as well as $500 in fees were converted into 5,543,332 shares of common stock ($0.0188 per share). Upon conversion, all shares remaining in the Share Reserve were cancelled and returned to the treasury.

(d)	On October 17, 2019, the Company entered into a Convertible Promissory Note (“BHP Note”), bearing an interest rate of 10% per annum, pursuant to a Securities Purchase Agreement with BHP Capital NY, Inc. dated October 7, 2019. The BHP Note had a maturity date of July 3, 2020 and carried a $5,000 original issue discount (such that $50,000 was funded to the Company on October 8, 2019). The holder was entitled, at its option, at any time after cash payment, to convert all or any amount of the principal face amount of the BHP Note then outstanding into shares of the Company’s common stock at a price for each share of common stock equal to 65% of the lowest daily volume weighted average price (VWAP) of the common stock as reported on the National Quotations Bureau OTC Markets exchange, which the Company’s shares are traded or any exchange upon which the common stock may be traded in the future, for the fifteen (15) prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. Holder was entitled to deduct $500 from the conversion amount in each Notice of Conversion to cover Holder’s deposit fees associated with each Notice of Conversion. The Borrower was required at all times to have authorized and reserved three times the number of shares that would be issuable upon full conversion of the Note (assuming that the 4.99% limitation is not exceeded) in effect, initially 7,000,000 shares. On October 16, 2019, the Company issued 250,000 commitment shares to noteholder, BHP Capital NY, Inc. pursuant to the BHP Note. The shares had a value of $9,750 ($0.039 per share) which was recorded as interest expense on the Company’s condensed consolidated balance sheet. As of September 30, 2020, the noteholder converted the full principal of $55,000, accrued interest in the amount of $2,795 as well as $500 in fees into 3,060,931shares of common stock ($0.0191 per share). Upon conversion, all shares remaining in the Share Reserve were cancelled and returned to the treasury.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

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

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(UNAUDITED)

(US$)

NOTE 7 – NOTES PAYABLE (CONTINUED)

(e)	The Company shall be considered in default and subject to a mandatory default amount commencing 5 days after the occurrence the following but not limited to: (i) a default in payment of any amount due hereunder; (ii) a default in the timely issuance of underlying shares upon, which default continues for 2 Trading Days after the Company has failed to issue shares or deliver stock certificates within the 3rd Trading Day following the Conversion Date; (iii) failure by the Company for 3 days after notice has been received by the Company to comply with any material provision of this Note; (iv) failure of the Company to remain compliant with DTC, thus incurring a “chilled” status with DTC; (v) any default of any mortgage, indenture or instrument which may be issued, or by which there may be secured or evidenced any indebtedness, for money borrowed by the Company or for money borrowed the repayment of which is guaranteed by the Company, whether such indebtedness or guarantee now exists or shall be created hereafter; (vi) if the Company is subject to any Bankruptcy Event; (vii) any failure of the Company to satisfy its “filing” obligations under Securities Exchange Act of 1934, as amended (the “1934 Act”) and the rules and guidelines issued by OTC Markets News Service, OTCMarkets.com and their affiliates; (viii) failure of the Company to remain in good standing under the laws of its state of domicile; (ix) failure by the Company to maintain the Required Reserve in accordance with the term; (x) failure of Company’s Common Stock to maintain a closing bid price in its Principal Market for more than 3 consecutive Trading Days; (xi) any delisting from a Principal Market for any reason; (xii) failure by Company to pay any of its transfer agent fees in excess of $2,000 or to maintain a transfer agent of record; (xiii) any trading suspension imposed by the United States Securities and Exchange Commission (the “SEC”) under Sections 12(j) or 12(k) of the 1934 Act; (xiv) failure by the Company to meet all requirements necessary to satisfy the availability of Rule 144 to the Holder or its assigns, including but not limited to the timely fulfillment of its filing requirements as a fully-reporting issuer registered with the SEC, requirements for XBRL filings, and requirements for disclosure of financial statements on its website. In connection with the Tangiers Note, the Company issued irrevocable transfer agent instructions reserving 35,000,000 shares (the “Share Reserve”) of its Common Stock for conversions under this Note, which Share Reserve has since been reduced as a result of conversions and other transactions between the parties. The Company covenants that it will at all times reserve and keep available for Holder, out of its authorized and unissued Common Stock solely for the purpose of issuance upon conversion of this Note, free from preemptive rights or any other actual contingent purchase rights of persons other than the Holder, five times the number of shares of Common Stock as shall be issuable. If the amount of shares on reserve in Holder’s name at the Company’s transfer agent for this Note shall drop below the Required Reserve, the Company will, within 2 Trading Days of notification from Holder, instruct the transfer agent to increase the number of shares so that the Required Reserve is met. Upon full conversion or repayment of this Tangiers note, any shares remaining in the Share Reserve shall be cancelled. If an Event of Default occurs, the outstanding Principal Amount of this Note owing in respect thereof through the date of acceleration, shall become, at the Holder’s election, immediately due and payable in cash at the “Mandatory Default Amount”. The Mandatory Default Amount means 33% of the outstanding Principal Amount of this Note will be automatically added to the Principal Sum of the Note and tack back to the Effective Date for purposes of Rule 144. Commencing 5 days after the occurrence of any Event of Default that results in the eventual acceleration of this Note, this Note shall accrue additional interest, in addition to the Note’s “guaranteed” interest, at a rate equal to the lesser of 20% per annum or the maximum rate permitted under applicable law. Finally, after the occurrence of an Event of Default that results in the eventual acceleration of this Note, an additional 10% increase to the Conversion Price discount will go into effect. As of September 30, 2020, Tangiers converted $50,000 of note principal under this note. Interest on this note was guaranteed and prorated over the term of the note. Accrued interest in the amount of $13,750 has been recognized on this note as of September 30, 2020. Subsequent to September 30, 2020, the noteholder converted an additional $25,000 note principal for 1,275,380 shares ($0.019602) per share.

(f)	On December 18, 2019, the Company entered into a one year 8% $100,000 Convertible Note with Odyssey Capital, LLC (“Odyssey”) pursuant to the terms of a Securities Purchase Agreement (the “Odyssey Note”). The Odyssey Note has a maturity date of December 18, 2020 and carried a $5,000 original issue discount (such that $95,000 was funded to the Company at closing). The Investor was entitled, at its option, at any time after cash payment, to convert all or any amount of the principal face amount of the Odyssey Note then outstanding into shares of the Company’s common stock at a price for each share of common stock equal to 64% of the lowest daily volume weighted average price (VWAP) of the common stock as reported on the National Quotations Bureau OTC Markets exchange, which the Company’s shares are traded or any exchange upon which the common stock may be traded in the future, for the fifteen (15) prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. In connection with the Odyssey Note, the Company issued irrevocable transfer agent instructions reserving 22,084,000 shares (the “Share Reserve”) of its Common Stock for conversions under this Odyssey Note. As of September 30, 2020, the Company fully paid and retired this note including accrued interest $4,252 and a prepayment penalty in the amount of $45,748. The full share reserve was released upon satisfaction of the note and returned to treasury.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(UNAUDITED)

(US$)

NOTE 7 – NOTES PAYABLE (CONTINUED)

(g)	On December 26, 2019, the Company entered into a one year 10% $55,000 Convertible Note with Jefferson Street Capital LLC (“Jefferson Street”) pursuant to the terms of a Securities Purchase Agreement (the “Jefferson Street Note”). The Jefferson Street Note had a maturity date of December 26, 2020 and carried a $5,000 original issue discount (such that $50,000 was funded to the Company at closing). The Investor was entitled, at its option, at any time after cash payment, to convert all or any amount of the principal face amount of the Jefferson Street Note then outstanding into shares of the Company’s common stock at a price for each share of common stock equal to 65% of the lowest daily volume weighted average price (VWAP) of the common stock as reported on the National Quotations Bureau OTC Markets exchange, which the Company’s shares are traded or any exchange upon which the common stock may be traded in the future, for the fifteen (15) prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. Commencing on the date which is 180 days following the date of this Jefferson Street Note and ending on the later of: (i) the Maturity Date and (ii) the date of payment of the Default Amount, this Jefferson Street Note may be converted by Jefferson Street in whole or in part at any time from time to time after the Issue Date as noted in the Jefferson Street Note. In connection with the Jefferson Street Note, the Company was required at all times to have authorized and reserved six times the number of common shares that would be issuable upon full conversion of the Jefferson Street Note in effect, initially reserved at 20,000,000 common shares (the “Share Reserve”) of its Common Stock for conversions under this Jefferson Street Note. Upon full conversion of this note, remaining in the Share Reserve were cancelled. At September 30, 2020, the noteholder converted the full principal of $55,000 plus accrued interest of $2,750 and $1,000 in fees for 3,095,362 shares of common stock ($0.01898 per share).

(h)	On January 3, 2020, the Company entered into a one year 2% $44,000 Convertible Promissory Note with BHP Capital NY Inc. (“BHP Capital”) pursuant to the terms of a Securities Purchase Agreement (the “BHP Capital Note”). The BHP Capital Note has a maturity date of January 3, 2021 and carries a $4,000 original issue discount (such that $40,000 was funded to the Company at closing). Subsequent to this note funding, BHP exercised a most favored nations clause increasing this notes interest rate to 8%, based on subsequent notes issued by the Company. BHP has the right from time to time, and at any time after closing, to convert all or any amount of the principal face amount of the BHP Capital Note then outstanding into shares of the Company’s common stock at a price for each share of common stock equal to 65% of the lowest one-day volume weighted average price (VWAP) of the common stock as reported on the National Quotations Bureau OTC Markets exchange, which the Company’s shares are traded or any exchange upon which the common stock may be traded in the future, for the twenty (20) prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. Such conversion shall be effectuated by the Company delivering the shares of common stock to BHP Capital within three (3) business days of receipt by the Company of the notice of conversion. In connection with the BHP Capital Note, the Company issued irrevocable transfer agent instructions pursuant to which the Company is required at all times to have reserved three times the number of shares that would be issuable upon full conversion of the Note (assuming that the 4.99% beneficial ownership limitation is not in effect) (based on the respective Conversion Price of the Note in effect from time to time, initially 14,100,000 shares of its Common Stock (the “Share Reserve”) for conversions under this BHP Capital Note. As of September 30, 2020, the noteholder fully converted the full principal of $44,000 plus accrued interest of $2,290 and $1,000 fees for 3,095,362 common shares ($0.01512 per shares). Upon full conversion of this note, any shares remaining in the Share Reserve were cancelled.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(UNAUDITED)

(US$)

NOTE 7 – NOTES PAYABLE (CONTINUED)

(i)	On January 15, 2020, the Company entered into security purchase agreement with Adar Alef, LLC whereby the Company issued an 8% convertible redeemable note in the principal amount of $44,000. The note was funded with net proceeds of $37,800, after the deduction of $4,000 for OID and $2,200 in legal fees. The note has a maturity date of January 15, 2021. The face value amount plus accrued interest under the note are convertible into shares of the Company’s common stock at a price for each share of common stock equal to 65% of the lowest daily VWAP of the common stock as reported on the National Quotations Bureau OTC Markets market on which the Company’s shares are traded or any exchange upon which the common stock may be traded in the future, for the 20 prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. The Company established an initial reserve of 6,296,000 shares of its common stock and at all times reserve a minimum of 4 times the amount of shares required if the note were to fully convert. As of September 30, 2020, the noteholder converted the full principal of $44,000 plus accrued interest of $2,750 and $1,000 in fees for 3,095,362 shares of common stock ($0.01898 per share). The full share reserve was released upon satisfaction of the note and returned to treasury.

(j)	On January 17, 2020, the Company entered into a one year 8% $110,000 Convertible Note with GS Capital Partners, LLC pursuant to the terms of a Securities Purchase Agreement. The GS Capital Note has a maturity date of January 21, 2021 and carried a $10,000 original issue discount (such that $100,000 was funded to the Company on January 21, 2020). The holder is entitled, at its option, at any time after cash payment, to convert all or any amount of the principal face amount of the GS Note then outstanding into shares of the Company’s common stock at a price for each share of common stock equal to 65% of the lowest daily volume weighted average price (VWAP) of the common stock as reported on the National Quotations Bureau OTC Markets exchange, which the Company’s shares are traded or any exchange upon which the common stock may be traded in the future, for the twenty (20) prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. In connection with the GS Capital Note, the Company issued irrevocable transfer agent instructions reserving 5,150,000 shares of its Common Stock for conversions under this Note (the “Share Reserve”) within 5 days from the date of execution and shall maintain a 2.5 times reserve for the amount then outstanding. Upon full conversion or repayment of this Note, any shares remaining in the Share Reserve shall be cancelled. Pursuant to this note, the Company issued to the noteholder 400,000 shares of its restricted common stock as debt commitment shares valued at $20,960 ($0.0524 per share). As of September 30, 2020, the noteholder converted the full principal of $110,000 plus accrued interest of $4,388 for 6,045,769 shares of common stock ($0.01898 per share).

(k)	On February 7, 2020, the Company effectuated a six-month convertible promissory note with Tangiers Global, LLC (the “Tangiers Note”). The Company received funds in the amount of $60,000 after reduction of the Original Issue Discount of $5,000. The $65,000 face value note matures on August 6, 2020 and bears and interest rate of 2%, guaranteed. This note has a fixed conversion price of $0.03 per share. The Company may redeem the note by paying to the note holder Investor an amount as follows: (i) if the redemption is within the first 30 days of the issuance date, then for an amount equal to 110% of the unpaid principal amount of this Note along with any interest that has accrued during that period, (ii) if the redemption is after the 31st day, but by the 60th day of the issuance date, then for an amount equal to 115%, (iii) if the redemption is after the 61st day, but by the 90th day of the issuance date, then for an amount equal to 120%, (iv) if the redemption is after the 91st day, but by the 180th day of the issuance date, then for an amount equal to 133%. The Company has established an initial reserve of 7,000,000 shares of its common stock and has agreed to reserve a multiple of shares to fully convert under the terms of this note.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(UNAUDITED)

(US$)

NOTE 7 – NOTES PAYABLE (CONTINUED)

(k)	If the Note is not retired on or before the Maturity Date, then at any time and from time to time after the Maturity Date, and subject to the terms hereof and restrictions and limitations contained herein, the Holder shall have the right, at the Holder’s sole option, to convert in whole or in part the outstanding and unpaid Principal Amount under this Note into shares of Common Stock at the Variable Conversion Price which shall be equal to the lower of: (a) the Fixed Conversion Price or (b) 65% of the lowest volume weighted average price of the Company’s Common Stock during the 20 consecutive Trading Days prior to the date on which Holder elects to convert all or part of the Note. If the Company is placed on “chilled” status with the DTC, the discount shall be increased by 10%, i.e., from 35% to 45%, until such chill is remedied. If the Company is not DWAC eligible through their transfer agent and DTC’s FAST system, the discount will be increased by 5%, i.e., from 35% to 40%. In the case of both, the discount shall be a cumulative increase of 15%, i.e., from 35% to 50%. Holder may not engage in any “shorting” or “hedging” transaction(s) in the Common Stock of the Company prior to conversion. In the “Event of Default”, defined (i) a default in payment of any amount due hereunder; (ii) a default in the timely issuance of underlying shares, which default continues for 2 Trading Days after the Company has failed to issue shares or deliver stock certificates within the 3rd Trading Day following the Conversion Date; (iii) if the Company does not issue the press release or file the Current Report on Form 8-K; (iv) failure by the Company for 3 days after notice has been received by the Company to comply with any material provision of this Note; (v) any representation or warranty of the Company in this Note that is found to have been incorrect in any material respect when made, including, without limitation, the Exhibits; (vi) failure of the Company to remain compliant with DTC, thus incurring a “chilled” status with DTC; (vii) any default of any mortgage, indenture or instrument which may be issued, or by which there may be secured or evidenced any indebtedness, for money borrowed by the Company or for money borrowed the repayment of which is guaranteed by the Company, whether such indebtedness or guarantee now exists or shall be created hereafter; (viii) if the Company is subject to any Bankruptcy Event; (ix) any failure of the Company to satisfy its “filing” obligations under the Securities Exchange Act of 1934, as amended (the “1934 Act”) and the rules and guidelines issued by OTC Markets News Service, OTC Markets Group, Inc. and their affiliates; (x) failure of the Company to remain in good standing under the laws of its state of domicile; (xi) any failure of the Company to provide the Holder with information related to its corporate structure including, but not limited to, the number of authorized and outstanding shares, public float, etc. within 1 Trading Day of request by Holder; (xii) failure by the Company to maintain the Required Reserve in accordance with the terms of Section 2.00(e); (xiii) failure of Company’s Common Stock to maintain a closing bid price in its Principal Market for more than 3 consecutive Trading Days; (xiv) any delisting from a Principal Market for any reason; (xv) failure by Company to pay any of its transfer agent fees in excess of $2,000 or to maintain a transfer agent of record; (xvi) failure by Company to notify Holder of a change in transfer agent within 24 hours of such change; (xvii) any trading suspension imposed by the United States Securities and Exchange Commission (the “SEC”) under Sections 12(j) or 12(k) of the 1934 Act; (xviii) failure by the Company to meet all requirements necessary to satisfy the availability of Rule 144 to the Holder or its assigns, including but not limited to the timely fulfillment of its filing requirements as a fully- reporting issuer registered with the SEC, requirements for XBRL filings, and requirements for disclosure of financial statements on its website; or (xix) failure of the Company to abide by the Use of Proceeds or failure of the Company to inform the Holder of a change in the Use of Proceeds. If an Event of Default occurs, the outstanding Principal Amount of this Note owing in respect thereof through the date of acceleration, shall become, at the Holder’s election, immediately due and payable in cash at the “Mandatory Default Amount”. The Mandatory Default Amount means 33% of the outstanding Principal Amount of this Note will be automatically added to the Principal Sum of the Note and tack back to the Effective Date for purposes of Rule 144. Commencing 5 days after the occurrence of any Event of Default that results in the eventual acceleration of this Note, this Note shall accrue additional interest, in addition to the Note’s “guaranteed” interest, at a rate equal to the lesser of 12% per annum or the maximum rate permitted under applicable law. In connection with such acceleration described herein, the Holder need not provide, and the Issuer hereby waives, any presentment, demand, protest or other notice of any kind, and the Holder may immediately and without expiration of any grace period enforce any and all of its rights and remedies hereunder and all other remedies available to it under applicable law. Such acceleration may be rescinded and annulled by the Holder at any time prior to payment hereunder and the Holder shall have all rights as a holder of the note until such time, if any, as the Holder receives full payment. No such rescission or annulment shall affect any subsequent event of default or impair any right consequent thereon. Accrued interest in the amount of $1,300 has been recognized on this note as of September 30, 2020.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

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

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(UNAUDITED)

(US$)

NOTE 7 – NOTES PAYABLE (CONTINUED)

(l)	Crown shall be entitled to deduct $1,500 from the conversion amount in each Notice of Conversion to cover Crown’s deposit fees associated with each Notice of Conversion. If at any time the Conversion Price as determined hereunder for any conversion would be less than the par value of the Common Stock, then at the sole discretion of Crown, the Conversion Price hereunder may equal such par value for such conversion and the Conversion Amount for such conversion may be increased to include Additional Principal, where “Additional Principal” means such additional amount to be added to the Conversion Amount to the extent necessary to cause the number of conversion shares issuable upon such conversion to equal the same number of conversion shares as would have been issued had the Conversion Price not been adjusted by Crown to the par value price. The Company covenants that during the period the conversion right exists, the Company will reserve from its authorized and unissued Common Stock a sufficient number of shares, free from preemptive rights, to provide for the issuance of Common Stock upon the full conversion of this Note. The Company is required at all times to have authorized and reserved six times the number of shares that is actually issuable upon full conversion of the Note. If the Company fails to maintain its status as “DTC Eligible” for any reason, or, if at any time while this Note is outstanding the Conversion Price is equal to or lower than $0.01, then an additional twenty five percent (25%) discount shall be factored into the Variable Conversion Price until this Note is no longer outstanding (resulting in a discount rate of 60%, assuming no other adjustments are triggered hereunder). A breach or default by the Company of any covenant or other term or condition contained in any of the other financial instrument, including but not limited to all convertible promissory notes, currently issued, or hereafter issued, by the Company, to the Crown or any other 3rd party, after the passage of all applicable notice and cure or grace periods, shall, at the option of the Crown, be considered a default under this Note, in which event the Crown shall be entitled to apply all rights and remedies of the Crown under the terms of this Note by reason of a default under said Other Agreement or hereunder. The Company, on February 24, 2020, issued 250,000 debt commitment shares in conjunction with this note. The commitment shares had a value of $13,500 ($0.054 per share). The Company, on August 25, 2020 agreed issue 125,000 additional make-whole shares valued at $4,438 ($0.0355). As of September 30, 2020, the noteholder converted $8,453 on note principal including $1,500 in interest for 500,000 shares $0.020085. As of September 30, 2020, this note had accrued interest of $2,872.

(m)	On March 17, 2020, the Company entered into security purchase agreement with Adar Alef, LLC whereby the Company issued an 8% convertible redeemable note in the principal amount of $44,000. The note was funded with net proceeds of $37,800, after the deduction of $4,000 for OID and $2,200 in legal fees. The note has a maturity date of March 17, 2021. The face value amount plus accrued interest under the note are convertible into shares of the Company’s common stock at a price for each share of common stock equal to 65% of the lowest daily VWAP of the common stock as reported on the National Quotations Bureau OTC Markets market for the 20 prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. The Company established an initial reserve of 7,584,500 shares of its common stock and at all times reserve a minimum of 4 times the amount of shares required if the note were to fully convert. Upon full conversion of this note, any shares remaining in the Share Reserve were cancelled. As of September 30, 2020, the noteholder converted $22,000 of note principal for 1,106,083 ($ 0.01989 per share). As of September 30, 2020, this note had accrued interest of $1,837. Subsequent to September 30, 2020, the noteholder fully converted the remaining $22,000 of note principal and $1,937 accrued interest ($0.0143 per share).

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(UNAUDITED)

(US$)

NOTE 7 – NOTES PAYABLE (CONTINUED)

(n)	On March 23, 2020, the Company effectuated a six-month convertible promissory note with Tangiers Global, LLC. The Company received funds in the amount of $41,000 after reduction of the Original Issue Discount of $2,050. The $43,050 face value note matures on September 23, 2020 and bears an interest rate of 5%, guaranteed. This note has a fixed conversion price of $0.03 per share. The Company may redeem the note by paying to Tangiers an amount as follows: (i) if the redemption is within the first 30 days of the issuance date, then for an amount equal to 110% of the unpaid principal amount of this Note along with any interest that has accrued during that period, (ii) if the redemption is after the 31st day, but by the 60th day of the issuance date, then for an amount equal to 115%, (iii) if the redemption is after the 61st day, but by the 90th day of the issuance date, then for an amount equal to 120%, (iv) if the redemption is after the 91st day, but by the 180th day of the issuance date, then for an amount equal to 133%. After 180 days from the effective date, the Company may not pay this note, in whole or in part without prior written consent by Holder. The Company covenants that it will at all times reserve and keep available for Tangiers, out of its authorized and unissued Common Stock a multiple of the number of shares of Common Stock as shall be issuable upon the full conversion of this Note. If the Note is not retired on or before the Maturity Date, then at any time and from time to time after the Maturity Date, and subject to the terms hereof and restrictions and limitations contained herein, the Tangiers shall have the right, at the Tangiers’s sole option, to convert in whole or in part the outstanding and unpaid Principal Amount under this Note into shares of Common Stock at the Variable Conversion Price which shall be equal to the lower of: (a) the Fixed Conversion Price or (b) 65% of the lowest volume weighted average price of the Company’s Common Stock during the 20 consecutive Trading Days prior to the date on which Tangiers elects to convert all or part of the Note. If the Company is placed on “chilled” status with the DTC, the discount shall be increased by 10%, i.e., from 35% to 45%, until such chill is remedied. If the Company is not DWAC eligible through their transfer agent and DTC’s FAST system, the discount will be increased by 5%, i.e., from 35% to 40%. In the case of both, the discount shall be a cumulative increase of 15%, i.e., from 35% to 50%. Tangiers may not engage in any “shorting” or “hedging” transaction(s) in the Common Stock of the Company prior to conversion. In the “Event of Default”, defined (i) a default in payment of any amount due hereunder; (ii) a default in the timely issuance of underlying shares, which default continues for 2 Trading Days after the Company has failed to issue shares or deliver stock certificates within the 3rd Trading Day following the Conversion Date; (iii) if the Company does not issue the press release or file the Current Report on Form 8-K; (iv) failure by the Company for 3 days after notice has been received by the Company to comply with any material provision of this Note; (v) any representation or warranty of the Company in this Note that is found to have been incorrect in any material respect when made, including, without limitation, the Exhibits; (vi) failure of the Company to remain compliant with DTC, thus incurring a “chilled” status with DTC; (vii) any default of any mortgage, indenture or instrument which may be issued, or by which there may be secured or evidenced any indebtedness, for money borrowed by the Company or for money borrowed the repayment of which is guaranteed by the Company, whether such indebtedness or guarantee now exists or shall be created hereafter; (viii) if the Company is subject to any Bankruptcy Event; (ix) any failure of the Company to satisfy its “filing” obligations under the Securities Exchange Act of 1934, as amended (the “1934 Act”) and the rules and guidelines issued by OTC Markets News Service, OTC Markets Group, Inc. and their affiliates; (x) failure of the Company to remain in good standing under the laws of its state of domicile; (xi) any failure of the Company to provide the Tangiers with information related to its corporate structure including, but not limited to, the number of authorized and outstanding shares, public float within 1 Trading Day of request by Tangiers; (xii) failure by the Company to maintain the Required Reserve; (xiii) failure of Company’s Common Stock to maintain a closing bid price in its Principal Market for more than 3 consecutive Trading Days; (xiv) any delisting from a Principal Market for any reason; (xv) failure by Company to pay any of its transfer agent fees in excess of $2,000 or to maintain a transfer agent of record; (xvi) failure by Company to notify Tangiers of a change in transfer agent within 24 hours of such change; (xvii) any trading suspension imposed by the United States Securities and Exchange Commission (the “SEC”) under Sections 12(j) or 12(k) of the 1934 Act; (xviii) failure by the Company to meet all requirements necessary to satisfy the availability of Rule 144 to the Tangiers or its assigns, including but not limited to the timely fulfillment of its filing requirements as a fully- reporting issuer registered with the SEC, requirements for XBRL filings, and requirements for disclosure of financial statements on its website; or (xix) failure of the Company to abide by the Use of Proceeds or failure of the Company to inform the Tangiers of a change in the Use of Proceeds. If an Event of Default occurs, the outstanding Principal Amount of this Note owing in respect thereof through the date of acceleration, shall become, at the Tangiers’s election, immediately due and payable in cash at the “Mandatory Default Amount”. The Mandatory Default Amount means 33% of the outstanding Principal Amount of this Note will be automatically added to the Principal Sum of the Note and tack back to the Effective Date for purposes of Rule 144.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(UNAUDITED)

(US$)

NOTE 7 – NOTES PAYABLE (CONTINUED)

(n)	Commencing 5 days after the occurrence of any Event of Default that results in the eventual acceleration of this Note, this Note shall accrue additional interest, in addition to the Note’s “guaranteed” interest, at a rate equal to the lesser of 15% per annum or the maximum rate permitted under applicable law. In connection with such acceleration described herein, the Tangiers need not provide, and the Issuer hereby waives, any presentment, demand, protest or other notice of any kind, and the Tangiers may immediately and without expiration of any grace period enforce any and all of its rights and remedies hereunder and all other remedies available to it under applicable law. Such acceleration may be rescinded and annulled by the Tangiers at any time prior to payment hereunder and the Tangiers shall have all rights as a Tangiers of the note until such time, if any, as the Tangiers receives full payment. No such rescission or annulment shall affect any subsequent event of default or impair any right consequent thereon. As of September 30, 2020, this note had accrued interest of $2,284.

(o)	On April 17, 2020, the Company entered into a one year 8% $55,000 convertible Note with GS Capital Partners, LLC pursuant to the terms of a Securities Purchase Agreement (“GS Note”). The GS Note has a maturity date of April 17, 2021 and carried a $5,000 original issue discount (such that $50,000 was funded to the Company on April 17, 2020). The holder is entitled, at its option, at any time after cash payment, to convert all or any amount of the principal face amount of the GS Note then outstanding into shares of the Company’s common stock at a price for each share of common stock equal to 65% of the lowest daily volume weighted average price (VWAP) of the common stock as reported on the National Quotations Bureau OTC Markets exchange, which the Company’s shares are traded or any exchange upon which the common stock may be traded in the future, for the twenty (20) prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. Such conversion shall be effectuated by the Company delivering the shares of common stock to the holder within 3 business days of receipt by the Company of the notice of conversion. Accrued but unpaid interest shall be subject to conversion. To the extent the conversion price of the Company’s common stock closes below the par value per share, the Company will take all steps necessary to solicit the consent of the stockholders to reduce the par value to the lowest value possible under law. The Company agrees to honor all conversions submitted pending this increase. In the event the Company experiences a DTC “Chill” on its shares, the conversion price shall be decreased to 55% instead of 65% while that “Chill” is in effect. In no event shall the holder be allowed to affect a conversion if such conversion, along with all other shares of the Company common stock beneficially owned by the holder and its affiliates would exceed 9.9% of the outstanding shares of the common stock of the Company. During the first six months that the GS Capital Note is in effect, the Company may redeem the GS Note by paying to the holder an amount as follows: (i) if the redemption is within the first 90 days of the issuance date, then for an amount equal to 120% of the unpaid principal amount of this Note along with any interest that has accrued during that period, (ii) if the redemption is after the 91st day, but less than the 180th day of the issuance date, then for an amount equal to 133% of the unpaid principal amount of this Note along with any accrued interest. The GS Note may not be redeemed after 180 days after entering into it. Upon an event of default, among other default provisions set forth in the GS Capital Note, (i) interest shall accrue at a default interest rate of 24% per annum or, if such rate is usurious or not permitted by current law, then at the highest rate of interest permitted by law. (ii) if the Company shall fail to deliver to the holder the shares of common stock without restrictive legend (when permissible in accordance with applicable law) within three (3) business days of its receipt of a notice of conversion, then the Company shall pay a penalty of $250 per day the shares are not issued beginning on the 4th day after the conversion notice was delivered to the Company (which shall be increased to $500 per day beginning on the 10th day); (iii) if the Company’s stock ceases to be listed on an exchange, its stock is suspended from trading for more than 10 consecutive trading days or the Company ceases to file its reports with the SEC under the Securities Exchange Act of 1934, as amended, then the outstanding principal due under the GS Capital Note shall increase by 50%; or (iv) if the GS Capital Note is not paid at maturity, the outstanding principal due under this Note shall increase by 10%. In connection with the GS Capital Note, the Company issued irrevocable transfer agent instructions reserving 5,717,000 shares of its common Stock for conversions under this Note (the “Share Reserve”) within 5 days from the date of execution and shall maintain a 2.5 times reserve for the amount then outstanding. Upon full conversion or repayment of this Note, any shares remaining in the Share Reserve shall be cancelled. The Company issued to the noteholder 150,000 shares of its restricted common stock as debt commitment shares valued at $5,000 ($0.03 per share). As of September 30, 2020, this note had accrued interest of $2,001.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(UNAUDITED)

(US$)

NOTE 7 – NOTES PAYABLE (CONTINUED)

(p)	On April 30, 2020, the Company entered into securities purchase agreement with Adar Alef, LLC whereby the Company issued an 8% convertible redeemable note in the principal amount of $44,000. The note was funded with net proceeds of $37,800, after the deduction of $4,000 for OID and $2,200 in legal fees. The note has a maturity date of April 30, 2021. The face value amount plus accrued interest under the note are convertible into shares of the Company’s common stock at a price for each share of common stock equal to 65% of the lowest daily VWAP of the common stock as reported on the National Quotations Bureau OTC Markets market on which the Company’s shares are traded or any exchange upon which the common stock may be traded in the future, for the 20 prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. In the event the Company experiences a DTC “chill” on its shares, the conversion price shall be decreased to 55% instead of 65% while that “chill” is in effect. Upon an event of default, principal and accrued interest will become immediately due and payable under the notes. Additionally, upon an event of default, both notes will accrue interest at a default interest rate of 24% per annum or the highest rate of interest permitted by law. During the first 6 months following the Issuance Date, the Company may redeem this Note by paying to the Holder an amount equal to the sum of 140% of the face amount plus any accrued interest. The redemption must be closed and paid for within 3 business days of the Company sending the redemption demand or the redemption will be invalid, and the Company may not redeem this Note. In the event this Note is not prepaid within the 6-month period, the conversion Price described above shall be decreased from 65% to 60% (reflecting an effective conversion discount of 40%). Further, certain events of default may trigger penalty and liquidated damage provisions. (This note contains a provision where if the Company shall have defaulted on or breached any term of any other note of similar debt instrument into which the Company has entered and failed to cure such default within the appropriate grace period they would be considered in default of this note. The Company established an initial reserve of 7,736,000 shares of its common stock and at all times reserve a minimum of 4 times the amount of shares required if the note were to fully convert. This Note may not be prepaid after the 6-month anniversary of the issuance date. As of September 30, 2020, this note had accrued interest of $1,476.

(q)	On May 8, 2020, the Company effectuated a six-month fixed convertible promissory note with Tangiers Global, LLC with a total face value of $102,500 containing an original issue discount of $2,500. On May 8, 2020 and June 10, 2020, the Company received funds, on each date, in the amount of $50,000 and recognized original issue discount of $1,250. This note matures on November 8, 2020 and bears an annual interest rate of 5%. This note has a fixed conversion price of $0.03 per share. The Company may redeem the note by paying to Tangiers an amount as follows: (i) if the redemption is within the first 90 days of the issuance date, then for an amount equal to 110% of the unpaid principal amount so paid of this Note along with any interest that has accrued during that period, and (ii) if the redemption is after the 91st day, but by the 180th day of the issuance date, then for an amount equal to 120%. After 180 days from the effective date, the Company may not pay this note, in whole or in part without prior written consent by Holder. The Company covenants that it will at all times reserve and keep available for Tangiers, out of its authorized and unissued Common Stock a multiple of the number of shares of Common Stock as shall be issuable upon the full conversion of this Note. If the Note is not retired on or before the Maturity Date, then at any time and from time to time after the Maturity Date, and subject to the terms hereof and restrictions and limitations contained herein, the Tangiers shall have the right, at the Tangiers’s sole option, to convert in whole or in part the outstanding and unpaid Principal Amount under this Note into shares of Common Stock at the Variable Conversion Price which shall be equal to the lower of: (a) the Fixed Conversion Price or (b) 70% of the lowest volume weighted average price of the Company’s Common Stock during the 15 consecutive Trading Days prior to the date on which Tangiers elects to convert all or part of the Note. If the Company is placed on “chilled” status with the DTC, the discount shall be increased by 10%, i.e., from 30% to 40%, until such chill is remedied. If the Company is not DWAC eligible through their transfer agent and DTC’s FAST system, the discount will be increased by 5%, i.e., from 30% to 35%. In the case of both, the discount shall be a cumulative increase of 15%, i.e., from 30% to 45%. Tangiers may not engage in any “shorting” or “hedging” transaction(s) in the Common Stock of the Company prior to conversion.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(UNAUDITED)

(US$)

NOTE 7 – NOTES PAYABLE (CONTINUED)

(q)	“In the “Event of Default”, defined (i) a default in payment of any amount due hereunder; (ii) a default in the timely issuance of underlying shares, which default continues for 2 Trading Days after the Company has failed to issue shares or deliver stock certificates within the 3rd Trading Day following the Conversion Date; (iii) if the Company does not issue the press release or file the Current Report on Form 8-K; (iv) failure by the Company for 3 days after notice has been received by the Company to comply with any material provision of this Note; (v) any representation or warranty of the Company in this Note that is found to have been incorrect in any material respect when made, including, without limitation, the Exhibits; (vi) failure of the Company to remain compliant with DTC, thus incurring a “chilled” status with DTC; (vii) any default of any mortgage, indenture or instrument which may be issued, or by which there may be secured or evidenced any indebtedness, for money borrowed by the Company or for money borrowed the repayment of which is guaranteed by the Company, whether such indebtedness or guarantee now exists or shall be created hereafter; (viii) if the Company is subject to any Bankruptcy Event; (ix) any failure of the Company to satisfy its “filing” obligations under the Securities Exchange Act of 1934, as amended (the “1934 Act”) and the rules and guidelines issued by OTC Markets News Service, OTC Markets Group, Inc. and their affiliates; (x) failure of the Company to remain in good standing under the laws of its state of domicile; (xi) any failure of the Company to provide the Tangiers with information related to its corporate structure including, but not limited to, the number of authorized and outstanding shares, public float within 1 Trading Day of request by Tangiers; (xii) failure by the Company to maintain the Required Reserve; (xiii) failure of Company’s Common Stock to maintain a closing bid price in its Principal Market for more than 3 consecutive Trading Days; (xiv) any delisting from a Principal Market for any reason; (xv) failure by Company to pay any of its transfer agent fees in excess of $2,000 or to maintain a transfer agent of record; (xvi) failure by Company to notify Tangiers of a change in transfer agent within 24 hours of such change; (xvii) any trading suspension imposed by the United States Securities and Exchange Commission (the “SEC”) under Sections 12(j) or 12(k) of the 1934 Act; (xviii) failure by the Company to meet all requirements necessary to satisfy the availability of Rule 144 to the Tangiers or its assigns, including but not limited to the timely fulfillment of its filing requirements as a fully- reporting issuer registered with the SEC, requirements for XBRL filings, and requirements for disclosure of financial statements on its website; or (xix) failure of the Company to abide by the Use of Proceeds or failure of the Company to inform the Tangiers of a change in the Use of Proceeds. If an Event of Default occurs, the outstanding Principal Amount of this Note owing in respect thereof through the date of acceleration, shall become, at the Tangiers’s election, immediately due and payable in cash at the “Mandatory Default Amount”. The Mandatory Default Amount means 20% of the outstanding Principal Amount of this Note will be automatically added to the Principal Sum of the Note and tack back to the Effective Date for purposes of Rule 144. Commencing 5 days after the occurrence of any Event of Default that results in the eventual acceleration of this Note, this Note shall accrue additional interest, in addition to the Note’s “guaranteed” interest, at a rate equal to the lesser of 15% per annum or the maximum rate permitted under applicable law. In connection with such acceleration described herein, the Tangiers need not provide, and the Issuer hereby waives, any presentment, demand, protest or other notice of any kind, and the Tangiers may immediately and without expiration of any grace period enforce any and all of its rights and remedies hereunder and all other remedies available to it under applicable law. Such acceleration may be rescinded and annulled by the Tangiers at any time prior to payment hereunder and the Tangiers shall have all rights as a Tangiers of the note until such time, if any, as the Tangiers receives full payment. No such rescission or annulment shall affect any subsequent event of default or impair any right consequent thereon. As of September 30, 2020, this note had accrued interest of $4,128.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

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

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(UNAUDITED)

(US$)

NOTE 7 – NOTES PAYABLE (CONTINUED)

(r)	If the borrower exercises its right to prepay the note at any time from the 31st calendar day through the 60th calendar day following the issue date, the borrower shall make payment to the holder of an amount in cash equal to the sum of: (w) 125% multiplied by the principal amount then outstanding plus (x) accrued and unpaid interest on the principal amount. If the borrower exercises its right to prepay the note at any time from the 61st calendar day through the 120th calendar day following the issue date, the borrower shall make payment to the holder of an amount in cash equal to the sum of: (w) 135% multiplied by the principal amount then outstanding plus (x) accrued and unpaid interest on the principal amount. If the borrower exercises its right to prepay the note at any time from the 121st calendar day through the 180th calendar day following the issue date, the borrower shall make payment to the holder of an amount in cash equal to the sum of: (w) 140% multiplied by the principal amount then outstanding plus (x) accrued and unpaid interest on the principal amount. It shall be considered an event of default if any of the following events shall occur: (a) Failure to Pay Principal or Interest; (b) the borrower fails to issue conversion shares to the holder upon exercise by the holder of the conversion rights; (c) the borrower breaches any material agreement, covenant or other material term or condition contained in the purchase agreement, this note, the irrevocable transfer agent instructions or in any agreement, statement or certificate given in writing pursuant hereto or in connection herewith or therewith; (d) any representation or warranty of the borrower made in the purchase agreement, this note, the irrevocable transfer agent instructions or in any agreement, statement or certificate given in writing pursuant hereto or in connection herewith or therewith shall be false or misleading in any material respect; (e) the borrower or any subsidiary of the borrower shall make an assignment for the benefit of creditors; (f) any money judgment, writ or similar process shall be entered or filed against the borrower or any subsidiary of the borrower or any of its property or other assets for more than $100,000; (g) bankruptcy, insolvency, reorganization or liquidation proceedings or other proceedings, voluntary or involuntary, for relief under any bankruptcy law or any law for the relief of debtors shall be instituted by or against the borrower or any subsidiary of the borrower; (h) delisting of common stock; (i) failure to comply with the reporting requirements of the 1934 Act and/or the borrower shall cease to be subject to the reporting requirements of the 1934 Act; (j) any dissolution, liquidation, or winding up of borrower or any substantial portion of its business; (k) cessation of operations; (l) failure by borrower to maintain any material intellectual property rights, personal, real property or other assets which are necessary to conduct its business; (m) financial statement restatement from two years prior to the issue date of this note and until this note is no longer outstanding, whereby the restatement, by comparison to the unrestated financial statement, have constituted a material adverse effect on the rights of the holder with respect to this note or the purchase agreement; (n) the borrower effectuates a reverse split of its common stock without twenty (20) days prior written notice to the holder; (o) replacement of transfer agent whereby the borrower fails to provide, prior to the effective date of such replacement, a fully executed irrevocable transfer agent instructions in a form as initially delivered pursuant to the SPA; (p) the DTC places a “chill” on any of the borrower’s securities (q) any court of competent jurisdiction issues an order declaring this note, the SPA or any provision hereunder or thereunder to be illegal; (r) the common stock is not eligible for trading through the DTC’s Fast Automated Securities Transfer or Deposit/Withdrawal at Custodian programs; (s) declaration of an event of default by any lender or other extender of after the passage of all applicable notice and cure or grace periods; (t) borrower loses the “bid” price for its Common Stock; (u) attempt by the borrower to transmit, convey or disclose material non-public information concerning the borrower which is not immediately cured by borrower filing a Form 8-K pursuant to Regulation FD on that same date; (v) at any time on or after the date which is six (6) months after the issue date, the holder is unable to obtain a standard “144 legal opinion letter” from an attorney reasonably acceptable to the holder; (y) delisting or suspension of trading of common stock. Upon the occurrence and during the continuation of any event of default become immediately due and payable and the borrower shall pay to the holder, in full satisfaction of its obligations hereunder, an amount equal to the principal amount then outstanding plus accrued interest through the date of full repayment multiplied by 150%. holder may, in its sole discretion, determine to accept payment part in common stock and part in cash. If a breach occurs as a result of the unavailability of Rule 144, failure to comply with the 1934 Act or the borrower fails to issue conversion shares. occurs or is continuing after the six (6) month anniversary of the issue date, then the holder shall be entitled to use the lowest closing bid price during the delinquency period as a base price for any conversion hereunder. The Company issued to the noteholder 375,000 shares of its restricted common stock as debt commitment shares valued at $12,075 ($0.0322 per share). As of September 30, 2020, this note had accrued interest of $2,497.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(UNAUDITED)

(US$)

NOTE 7 – NOTES PAYABLE (CONTINUED)

(s)	On June 4, 2020, the Company entered into a one year 8% $33,000 convertible Note with GS Capital Partners, LLC (the “GS Note”) pursuant to the terms of a Securities Purchase Agreement (the “SPA”). The GS Note has a maturity date of June 4, 2021 and carried a $3,000 original issue discount (such that $30,000 was funded to the Company on or about June 4, 2020). The holder is entitled, at its option, at any time after cash payment, to convert all or any amount of the principal face amount of the GS Note then outstanding into shares of the Company’s common stock at a price for each share of common stock equal to 65% of the lowest daily volume weighted average price (VWAP) of the common stock as reported on the National Quotations Bureau OTC Markets exchange, which the Company’s shares are traded or any exchange upon which the common stock may be traded in the future, for the twenty (20) prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. Such conversion shall be effectuated by the Company delivering the shares of common stock to the holder within 3 business days of receipt by the Company of the notice of conversion. Accrued but unpaid interest shall be subject to conversion. To the extent the conversion price of the Company’s common stock closes below the par value per share, the Company will take all steps necessary to solicit the consent of the stockholders to reduce the par value to the lowest value possible under law. The Company agrees to honor all conversions submitted pending this increase. In the event the Company experiences a DTC “Chill” on its shares, the conversion price shall be decreased to 55% instead of 65% while that “Chill” is in effect. In no event shall the holder be allowed to affect a conversion if such conversion, along with all other shares of the Company common stock beneficially owned by the holder and its affiliates would exceed 9.9% of the outstanding shares of the common stock of the Company. During the first six months that the GS Capital Note is in effect, the Company may redeem the GS Note by paying to the holder an amount as follows: (i) if the redemption is within the first 90 days of the issuance date, then for an amount equal to 120% of the unpaid principal amount of this Note along with any interest that has accrued during that period, (ii) if the redemption is after the 91st day, but less than the 180th day of the issuance date, then for an amount equal to 133% of the unpaid principal amount of this Note along with any accrued interest. The GS Note may not be redeemed after 180 days. The Company may not redeem the GS Capital Note after the 180th day from entering into it. Upon an event of default, among other default provisions set forth in the GS Capital Note, (i) interest shall accrue at a default interest rate of 24% per annum or, if such rate is usurious or not permitted by current law, then at the highest rate of interest permitted by law. (ii) if the Company shall fail to deliver to the holder the shares of common stock without restrictive legend (when permissible in accordance with applicable law) within three (3) business days of its receipt of a notice of conversion, then the Company shall pay a penalty of $250 per day the shares are not issued beginning on the 4th day after the conversion notice was delivered to the Company (which shall be increased to $500 per day beginning on the 10th day); (iii) if the Company loses its bid price for its stock in a market (including the OTC marketplace or other exchange), the principal amount due under the GS note shall increase by 20%; (iv) if the Company’s stock ceases to be listed on an exchange, its stock is suspended from trading for more than 10 consecutive trading days or the Company ceases to file its reports with the SEC under the Securities Exchange Act of 1934, as amended, then the outstanding principal due under the GS Capital Note shall increase by 50%; or (v) if the GS Capital Note is not paid at maturity, the outstanding principal due under this Note shall increase by 10%. In connection with the GS Capital Note, the Company issued irrevocable transfer agent instructions reserving 3,678,000 shares of its common Stock for conversions under this Note (the “Share Reserve”) and shall maintain a 2.5 times reserve for the amount then outstanding. Upon full conversion or repayment of this Note, any shares remaining in the Share Reserve shall be cancelled and placed back into the treasury of the company and available for issuance at a future date. The Company issued to the noteholder 90,000 shares of its restricted common stock as debt commitment shares valued at $3,105 ($0.0345 per share). As of September 30, 2020, this note had accrued interest of $846.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(UNAUDITED)

(US$)

NOTE 7 – NOTES PAYABLE (CONTINUED)

(t)	On June 24, 2020, the Company effectuated a six-month fixed convertible promissory note with Tangiers Global, LLC with a total face value of $210,000 containing an original issue discount of $10,000. On June 26, 2020, the Company received funds in the amount of $200,000 and recognized original issue discount of $10,000. This note matures on December 24, 2020 and bears an interest rate of 8%, guaranteed. This note has a fixed conversion price of $0.03 per share. The Company may redeem the note by paying to Tangiers an amount as follows: (i) if the redemption is within the first 90 days of the issuance date, then for an amount equal to 110% of the unpaid principal amount so paid of this Note along with any interest that has accrued during that period, and (ii) if the redemption is after the 91st day, but by the 180th day of the issuance date, then for an amount equal to 120%. After 180 days from the effective date, the Company may not pay this note, in whole or in part without prior written consent by Holder. The Company covenants that it will at all times reserve and keep available for Tangiers, out of its authorized and unissued Common Stock a multiple of the number of shares of Common Stock as shall be issuable upon the full conversion of this Note. If the Note is not retired on or before the Maturity Date, then at any time and from time to time after the Maturity Date, and subject to the terms hereof and restrictions and limitations contained herein, the Tangiers shall have the right, at the Tangiers’s sole option, to convert in whole or in part the outstanding and unpaid Principal Amount under this Note into shares of Common Stock at the Variable Conversion Price which shall be equal to the lower of: (a) the Fixed Conversion Price or (b) 70% of the lowest volume weighted average price of the Company’s Common Stock during the 15 consecutive Trading Days prior to the date on which Tangiers elects to convert all or part of the Note. If the Company is placed on “chilled” status with the DTC, the discount shall be increased by 10%, i.e., from 30% to 40%, until such chill is remedied. If the Company is not DWAC eligible through their transfer agent and DTC’s FAST system, the discount will be increased by 5%, i.e., from 30% to 35%. In the case of both, the discount shall be a cumulative increase of 15%, i.e., from 30% to 45%. Tangiers may not engage in any “shorting” or “hedging” transaction(s) in the Common Stock of the Company prior to conversion. In the “Event of Default”, defined (i) a default in payment of any amount due hereunder; (ii) a default in the timely issuance of underlying shares, which default continues for 2 Trading Days after the Company has failed to issue shares or deliver stock certificates within the 3rd Trading Day following the Conversion Date; (iii) if the Company does not issue the press release or file the Current Report on Form 8-K; (iv) failure by the Company for 3 days after notice has been received by the Company to comply with any material provision of this Note; (v) any representation or warranty of the Company in this Note that is found to have been incorrect in any material respect when made, including, without limitation, the Exhibits; (vi) failure of the Company to remain compliant with DTC, thus incurring a “chilled” status with DTC; (vii) any default of any mortgage, indenture or instrument which may be issued, or by which there may be secured or evidenced any indebtedness, for money borrowed by the Company or for money borrowed the repayment of which is guaranteed by the Company, whether such indebtedness or guarantee now exists or shall be created hereafter; (viii) if the Company is subject to any Bankruptcy Event; (ix) any failure of the Company to satisfy its “filing” obligations under the Securities Exchange Act of 1934, as amended (the “1934 Act”) and the rules and guidelines issued by OTC Markets News Service, OTC Markets Group, Inc. and their affiliates; (x) failure of the Company to remain in good standing under the laws of its state of domicile; (xi) any failure of the Company to provide the Tangiers with information related to its corporate structure including, but not limited to, the number of authorized and outstanding shares, public float within 1 Trading Day of request by Tangiers; (xii) failure by the Company to maintain the Required Reserve; (xiii) failure of Company’s Common Stock to maintain a closing bid price in its Principal Market for more than 3 consecutive Trading Days; (xiv) any delisting from a Principal Market for any reason; (xv) failure by Company to pay any of its transfer agent fees in excess of $2,000 or to maintain a transfer agent of record; (xvi) failure by Company to notify Tangiers of a change in transfer agent within 24 hours of such change; (xvii) any trading suspension imposed by the United States Securities and Exchange Commission (the “SEC”) under Sections 12(j) or 12(k) of the 1934 Act; (xviii) failure by the Company to meet all requirements necessary to satisfy the availability of Rule 144 to the Tangiers or its assigns, including but not limited to the timely fulfillment of its filing requirements as a fully- reporting issuer registered with the SEC, requirements for XBRL filings, and requirements for disclosure of financial statements on its website; or (xix) failure of the Company to abide by the Use of Proceeds or failure of the Company to inform the Tangiers of a change in the Use of Proceeds. If an Event of Default occurs, the outstanding Principal Amount of this Note owing in respect thereof through the date of acceleration, shall become, at the Tangiers’s election, immediately due and payable in cash at the “Mandatory Default Amount”. The Mandatory Default Amount means 20% of the outstanding Principal Amount of this Note will be automatically added to the Principal Sum of the Note and tack back to the Effective Date for purposes of Rule 144. Commencing 5 days after the occurrence of any Event of Default that results in the eventual acceleration of this Note, this Note shall accrue additional interest, in addition to the Note’s “guaranteed” interest, at a rate equal to the lesser of 18% per annum or the maximum rate permitted under applicable law. In connection with such acceleration described herein, the Tangiers need not provide, and the Issuer hereby waives, any presentment, demand, protest or other notice of any kind, and the Tangiers may immediately and without expiration of any grace period enforce any and all of its rights and remedies hereunder and all other remedies available to it under applicable law. Such acceleration may be rescinded and annulled by the Tangiers at any time prior to payment hereunder and the Tangiers shall have all rights as a Tangiers of the note until such time, if any, as the Tangiers receives full payment. No such rescission or annulment shall affect any subsequent event of default or impair any right consequent thereon. As of September 30, 2020, accrued interest was $9,147.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(UNAUDITED)

(US$)

NOTE 7 – NOTES PAYABLE (CONTINUED)

During the six months year ended September 30, 2019, the Company issued 38,507,372 shares of common stock to holders of convertible notes to retire $703,542 in principal and $43,166 of accrued interest (at an average conversion price of $0.01939 per share) under the convertible notes.

During the year ended March 31, 2020, the Company issued 21,295,495 shares of common stock to holders of convertible notes to retire $467,500 and $28,762 of note principal and accrued interest, respectively (average conversion price of $0.0233 per share.)

Interest expense for the six months ended September 30, 2020 was $612,410 compared to $296,556 for the same period in the prior year. Accrued interest at September 30, 2020 and March 31, 2020 was $42,964 and $39,384, respectively.

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

NOTE 9 – STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

As of September 30, 2020, the Company was authorized to issue 400,000,000 shares of its common stock. As of September 30, 2020 and November 13, 2020 there were 179,586,479 and 185,766,396 shares, respectively of common stock issued and outstanding.

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

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

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

The S-1 Registration statement became effective March 16, 2020. As of September 30, 2020, the Company has initiated put notices to Tangiers for 12,750,000 shares receiving proceeds in the amount of $369,482.

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

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(UNAUDITED)

(US$)

NOTE 9 – STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock (Continued)

Fiscal Year 2020 (Continued)

On March 27, 2020, the Company entered into a stock purchase agreement with an accredited investor to purchase 200,000 restricted shares of Company’s common stock for $5,000 ($0.025 per share.) As of this report date, these shares have not been issued.

Fiscal Year 2021

During the six months ended September 30, 2020, the Company issued 12,750,000 shares pursuant to put notices issued by Tangiers receiving proceeds in the amount of $369,482.

During the six months ended September 30, 2020, the Company issued 38,507,372 shares for conversion of debt in the amount of $703,543 as well as accrued interest in the amount of $39,944 ($0.01632 to $0.02128 per share).

During the six months ended September 30, 2020, the Company issued 6,000,000 shares issued for services rendered.

During the six months ended September 30, 2020, the Company issued 740,000 shares for debt commitments in the amount of $16,570 ($0.03 to $0.0355 per share).

During the six months ended September 30, 2020, the Company recognized $182,206 in beneficial conversion feature for convertible notes whereby the holder can exercise conversion rights at a discount to the market price.

During the six months ended September 30, 2020, the Company issued 6,000,000 shares issued for services rendered for ecommerce and product marketing. These shares had a value of $32,000 ($0.031 to $0.032 per share).

Pursuant to the April 3, 2020, collaboration agreement the Company entered into with Aegea Biotechnologies Inc. (“Aegea”) the Company issued to Aegea 5,000,000 unregistered common shares of Tauriga common stock. The shares were valued at $155,000 ($0.031 per share). For a more complete description of this arrangement please refer to Note 1 to the financial statements under the subheading “Collaboration Agreement with Aegea Biotechnologies Inc.” as well as the agreement as exhibits file by reference thereto.

In connection with some of the consulting agreements and board advisory agreements the Company has entered into, as the following clauses are part of the compensation arrangements: (a) the consultant will be reimbursed for all reasonable out of pocket expenses and (b) the Company, in its sole discretion, may make additional cash payments and/or issue additional shares of common stock to the consultant based upon the consultant’s performance. The Company recognized $277,072 and $412,530 in stock-based compensation expense related to these agreements in the six months ended September 30, 2020 and 2019.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(UNAUDITED)

(US$)

NOTE 9 – STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Warrants for Common Stock

The following table summarizes warrant activity for the six months and year ended September 30, 2020 and March 31, 2020:

		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding at March 31, 2019	1,210,276	$1.2	1.28 Years	$—

Granted	—	—		—
Expired	(488,011)	0.75
Exercised	—	—
Canceled	—	—

Outstanding and exercisable March 31, 2020	722,265	$1.19	0.83 Years	$—

Granted	—	—		—
Expired	—	—
Exercised	—	—
Canceled	—	—

Outstanding and exercisable September 30, 2020	722,265	$1.50	0.33 Years	$—

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

The following table summarizes option activity for the six months and year ended September 30, 2020 and March 31, 2020:

Weighted
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding at March 31, 2019	133,334	$7.50	2.85 Years	$—

Granted	—	—
Expired	—	—
Exercised	—	—

Outstanding at March 31, 2020	133,334	$7.50	1.85 Years	$—

Granted	—	—
Expired	—	—
Exercised	—	—

Outstanding and exercisable September 30, 2020	133,334	$7.50	1.35 Years	$—

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

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

The following table summarizes the significant differences between the U.S. Federal statutory tax rate and the Company’s effective tax rate for financial statement purposes for six months and year ended September 30, 2020 and March 31, 2020:

	September 30, 2020	March 31,2020
Federal income taxes at statutory rate	21.00%	21.00%
State income taxes at statutory rate	0.00%	0.00%
Temporary differences	1.26%	2.42%
Permanent differences	(0.01)%	(0.87)%
Impact of Tax Reform Act	0.00%	(0.00)%
Change in valuation allowance	(22.25)%	(22.55)%
Totals	0.00%	0.00%

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance

	As of	As of
	September 30, 2020	March 31, 2020
Deferred tax assets:
Net operating losses before non-deductible items	$4,604,317	$4,269,938
Loss on disposal of fixed assets	-	613
Stock-based compensation	58,185	329,214
Unrealized gains or losses on investments	(12,413)	(50,290)
Total deferred tax assets	4,650,089	4,599,765
Less: Valuation allowance	(4,650,089)	(4,599,765)

Net deferred tax assets	$-	$-

At September 30, 2020, the Company had a U.S. net operating loss carryforward in the approximate amount of $21 million available to offset future taxable income through 2038. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods. The valuation allowance increased by $50,384 in the six months ended September 30, 2020 and decreased by $657,980 in the year ended March 31, 2020. The net decreases were the result of the tax effects of the Tax Cuts and Jobs Act (the “TCJA”) offset by taxable losses net of timing differences in each of the years.

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

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(UNAUDITED)

(US$)

NOTE 11 – INVESTMENTS (CONTINUED)

Investment in Trading Securities:

At March 31, 2020

Company		Beginning of Period Cost	Purchases	Sales Proceeds	End of Period Cost	Fair Value	Realized Gain (Loss)	Unrealized Gain (Loss)
VistaGen Therapeutics Inc (VTGN)	(a)	287,500	-	-	287,500	$101,200	-	(186,300)
Basanite Inc. (BASA)	(b)	30,000	-	40,000	-	-	10,000	-
Totals		$317,500	$-	$40,000	$287,500	$101,200	$-	$(186,300	)*

At September 30, 2020

Company		Beginning of Period Cost	Purchases	Sales Proceeds	End of Period Cost	Fair Value	Realized Gain (Loss)	Unrealized Gain (Loss)
VistaGen Therapeutics Inc (VTGN)	(a)	287,500	-	-	287,500	$160,310	-	(127,190	)*

*This amount represents the cumulative unrealized loss as of March 31, 2020 and September 30, 2020.

(a)	On December 11, 2017 the Company invested $480,000 in the common stock of VistaGen Therapeutics, Inc. (VTGN). The Company purchased 320,000 common shares along with 320,000 five-year warrants with a strike price of $1.50. On March 26, 2018, the Company purchased an additional 10,000 common shares. The investment in the common shares is recorded at fair valve with unrealized gains and losses, reflected in other operating income. The Company’s investment in VTGN has a cost of $490,117, unrealized loss of $183,910 and a fair value of $306,207 at March 31, 2018. During the year ended March 31, 2019, the Company purchased 59,380 shares of VTGN for $61,998 (average price per share of $1.04 per share) in the open market. The Company sold 389,380 shares of VTGN for $517,485 ($1.33 per share) for a realized loss of $34,630. The Company also purchased in a direct offering 230,000 restricted common shares directly from VTGN during the year ended March 31, 2019 for a cost of $287,500. On December 11, 2019, the Company purchased 250,000 three-year restricted warrant at a cost of $0.15 each (total value of $37,500). As of September 30, 2020, the Company has recognized an unrealized gain on these shares in the amount of $59,110, compared to an unrealized loss of $74,301 for the six months ended September 30, 2019 in VTGN. As December 31, 2019, these shares were on deposit held with a broker.

(b)	On July 5, 2018, the Company purchased 100,000 shares of Basanite Industries Inc. (BASA) (formerly Paymeon, Inc. (PAYM)) for $12,998 ($0.13 per share) in the open market. During July 2018 the Company sold the 100,000 shares for $10,821 ($0.11 per share) for a realized loss of $2,177. On July 9, 2018, the Company purchased 400,000 restricted common shares directly from the Company for $30,000 ($0.075 per share). During the year ended March 31, 2020, the Company sold its 400,000 shares for $40,000 ($0.10 per share) recognizing a profit of $10,000.

At September 30, 2020, the Company held warrants for AYTU to purchase 5,555 common shares at a strike price of $10.80 with an expiration of March 6, 2023. The strike price and number of shares were adjusted for the August 10, 2018, 1 for 20 reverse stock-split. At September 30, 2020, these warrants were out of the money by $9.61 per share and are not publicly traded, and the Company has not recognized the value of these warrants as they are not liquid.

On December 11, 2019, the Company purchased 250,000 three-year restricted warrant for VTGN at a cost of $0.15 each (total value of $37,500). These warrants have a strike price of $0.50 each. As of September 30, 2020, these shares were $0.20 in the money but since these warrants are not publicly traded, the Company has not recognized the value of these warrants as they are not liquid.

In addition to the 250,000 VTGN warrants noted above, at September 30, 2020, the Company currently holds warrants for VTGN to purchase 320,000 shares of common stock at a strike price of $1.50 per share with an expiration of December 13, 2022. At September 30, 2020 these warrants were out of the money by $0.80 each. The Company also owns warrants for VTGN to purchase 230,000 shares of common stock at a strike price of $1.50 per share with an expiration of February 28, 2022. On December 4, 2019, VTGN adjusted the strike price of the February 2022 warrants to $0.50 each. These was neither a gain nor loss on the transaction since there is no value recognized by the Company. At September 30, 2020, these warrants were in the money by $0.20 per share. Since these 550,000 total warrants are not publicly traded, the Company has not recognized the value of these warrants as they are not liquid. The strike price on these options will revert back to $1.50 at December 4, 2021 for all unexercised options.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

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

Cost investments

Aegea Biotechnologies Inc.

Pursuant to April 3, 2020, Collaboration Agreement, the Company has invested seventy percent (70%) of the Net Proceeds received from the sale of the initial 10,000,000 shares of stock of Tauriga under the ELOC with Tangiers in Aegea for the development of the Covid Test and used to purchase shares of common stock of Aegea, at a purchase price of $4.00 per share. Please see Note 1, under the subheading “Collaboration Agreement with Aegea Biotechnologies Inc.” Pursuant to the terms of the Collaboration Agreement, following the initial sale of 10,000,000 shares of our common stock under the ELOC, twenty percent (20%) of all subsequent net proceeds from the sale of shares under the ELOC shall be used to purchase additional shares of common stock of Aegea at a purchase price of $4.00 per share. The $4.00 stock price corresponds to a current pre-money valuation of Aegea of $25,000,000 for each tranche of cash, up to the first $2,000,000 of our investment in Aegea. The valuation will be reassessed and reset by the parties after the first $2,000,000 of Tauriga’s investment is received by Aegea. The Collaboration Agreement commenced upon signing and will continue indefinitely, unless amended or terminated by mutual written agreement of the parties. As of September 30, 2020, the Company has invested $278,212 in Aegea for 69,553 shares, representing an ownership percentage of 1.1128%.

Küdzoo, Inc.

As of March 31, 2020, the Company had invested, in a total of $105,600 in Küdzoo, Inc. (“Küdzoo”), a privately held company. Küdzoo is the developer of a mobile application that rewards students for their grades and achievements with deals and opportunities. The investments were recorded at cost and represents 0.2% of the value of Küdzoo based on a pre-money valuation of $10,200,000. The Company had made a total of six investments beginning September 4, 2018 and each were valued at the same pre-money valuation. As of September 30, 2020, the Company owned 1.41% of Küdzoo. As of September 30, 2020, there has been no change in this investment.

The Company tested the investment value for Küdzoo as of March 31, 2020 for impairment. It was noted that the value of the company has maintained its value largely due to the fact that Küdzoo is currently raising money at the same valuation consistent with the Company’s investment, therefore, the Company does not believe there is any impairment of this investment as of March 31, 2020. As of September 30, 2020, there has been no change in this investment.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

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

NOTE 12 – FAIR VALUE MEASUREMENTS

The following summarizes the Company’s financial assets and liabilities that are measured at fair value on a recurring basis at September 30, 2020 and March 31, 2020:

	September 30, 2020
	Level 1	Level 2	Level 3	Total
Assets
Investment-trading securities	$160,310	$-	$-	$160,310
Cost method investment – Küdzoo	$-	$-	$105,600	$105,600
Cost method investment – Serendipity Brands	$-	$-	$35,000	$35,000
Cost method investment - Aegea Biotechnologies, Inc.	$-	$-	$278,212	$278,212

	March 31, 2020
	Level 1	Level 2	Level 3	Total
Assets
Investment-trading securities	$101,200	$-	$-	$101,200
Cost method investment – Küdzoo	$-	$-	$105,600	$106,600
Cost method investment – Serendipity Brands	$-	$-	$35,000	$35,000

NOTE 13 – CONCENTRATIONS

During the six months ended September 30, 2020, we had one supplier for our product CBD/CBG Tauri-GumTM. The Tauri-GumTM product line represents approximately 71% of net sales.

During the six months ended September 30, 2019, we have one supplier for our Tauri-GumTM product which accounted for 100% sales for this period.

NOTE 14 – SUBSEQUENT EVENTS

Subsequent to September 30, 2020, the Company issued additional shares of Common Stock as follows: (i); 1,000,000 share under a consulting agreement, (ii) 150,000 shares of restricted common stock for commitment shares relative to a factoring agreement (further disclosed below), (iii) 2,769,917 shares of restricted common stock in conversion of convertible notes issued by us of $47,000 and accrued interest of $11,243 as well as $1,987 in fees ($0.0143 to $0.019602 per share) and (iv) 1,160,000 registered shares of our Common Stock were issued under the Investment Agreement with Tangiers.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(UNAUDITED)

(US$)

NOTE 14 – SUBSEQUENT EVENTS (CONTINUED)

Federal Award Management Registration

On October 6, 2020, the Company announced that it was officially approved to operate as a U.S. Government Vendor. The Company has retained Federal Award Management Registration (“FAMR”) to commence the bidding process on several identified potential U.S. Government Contracts. These potential U.S. Government contracts are presented by the Department of Defense (“DOD”). FAMR is an independent consulting firm that specializes in: Registrations, Certifications, and Federal Contracting. The Company’s Commercial & Government Entity (“CAGE”) Code # is: 8QXV4 with an expiration date of October 1, 2021.

Convertible Notes

On October 13, 2020, ADAR Alef, LLC converted $10,000 of note principal under the March 17, $44,000 note.

On October 19, 2020, Tangiers Global, LLC converted $25,000 of note principal under the November 7, 2019 convertible promissory note for 1,275,380 shares ($0.019602) per share.

On November 2, 2020, ADAR Alef, LLC converted $12,000 of note principal and $1,989 of accrued interest under the March 17, 2020, $44,000 note.

Loan Payable – Other

On October 5, 2020, the Company entered into (i) an Inventory Financing Promissory Note in the aggregate principal amount of $135,000 (the “Note”) with Jefferson Street, and (ii) a Securities Purchase Agreement. The Note has a maturity date of October 5, 2021, carries a $10,000 original issue discount (and a $3,000 due diligence fee paid to Moody Capital Solutions, Inc., the placement agent on behalf of Jefferson Street), and carries an interest on the unpaid principal balance hereof at the rate of ten percent (10%, the “Interest Rate”) per annum beginning on the issuance date of October 5, 2020. Any amount of principal or interest on the Note which is not paid when due shall bear interest at the rate of eighteen percent (18%) per annum from the due date thereof until the same is paid or converted in accordance with the terms of the Note. The repayment of the Note shall be in cash in seven equal monthly installments beginning on April 5, 2021 and ending on October 5, 2021, for total repayment with interest in the aggregate amount of $148,500 (assuming no defaults or partial or complete conversions of our Common Stock as a form of repayment). This Note may not be converted by Jefferson Street into shares of our Common Stock unless we default in our monthly repayment obligation pursuant to the cash repayment schedule noted above. In the event of a default of the Note, Jefferson Street shall have the right to convert all or any part of the outstanding and unpaid amount of the Note into fully paid and non-assessable shares of Common Stock; provided, however, that in no event shall the Holder be entitled to convert any portion of the Note in excess of that portion of the Note upon the conversion of which would result in beneficial ownership by Jefferson Street and its affiliates of more than 4.99% of the outstanding shares of Common Stock (as determined in accordance with Section 13(d) of the Securities Exchange Act of 1934, as amended (“1934 Act”), and Regulations 13D-G thereunder. The beneficial ownership limitations noted above may not be waived by Jefferson Street. The conversion price shall equal (subject to customary adjustments for stock splits, stock dividends or rights offerings, recapitalization, reclassifications, extraordinary distributions and similar events) 75% multiplied by the “Market Price”, which is defined to mean the lowest one day volume weighted average price of our Common Stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. The Note contains a number of default or penalty provisions, including, but not limited to, the following: (a) at any time after October 5, 2020, if in the case that the Company’s Common Stock is not deliverable by DWAC for any reason, an additional 10% discount will apply for all future conversions under all Notes. If in the case that the Company’s Common Stock is “chilled” for deposit into the DTC system and only eligible for clearing deposit, an additional 15% discount shall apply for all future conversions under the Note while the “chill” is in effect; (ii) if both the events noted in (i) above were to occur, an additional cumulative 25% discount shall apply; (iii) if the Company ceases to be a reporting company pursuant to the 1934 Act or if the Note cannot be converted into free trading shares after one hundred eighty-one (181) days from the issuance date, an additional 15% discount will be attributed to the conversion price; if the Company ceases to be a reporting company under the 1934 Act, (iv) if, at any time the Borrower does not maintain the Share Reserve (defined below); (v) the Company fails to pay the principal or interest under the Note when due under the terms thereof (including the five (5) calendar day cure period); (vi) a cross-default by the Company of another of its outstanding notes; or (vii) the completion of a reverse stock split while this Note is outstanding (and without consent). Subject to certain exempt issuances by the Company, during the period where any portion of the Note remains outstanding to Jefferson Street, if the Company engages in any future financing transactions with a third party investor, the Company will provide Jefferson Street with written notice thereof promptly but in no event less than 10 days prior to closing any financing transactions, and if applicable, the Company shall adjust the terms of the Note to such more favorable terms of a subsequent financing, if any. In connection with the Note, the Company issued irrevocable transfer agent instructions reserving 21,000,000 shares of the Company’s Common Stock (“Share Reserve”) for the amount then outstanding. Upon full conversion or repayment of this Note, any shares remaining in such share reserve shall be cancelled and placed back into the treasury of the Company and available for issuance at a future date. On October 22, 2020, the Company issued to Jefferson Street 1,250,000 shares of its restricted common stock as debt commitment shares valued at $40,000 ($0.032 per share).

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

Tauriga Sciences Limited

On June 10, 2019, the Company formed a wholly owned subsidiary, Tauriga Sciences Limited, with the registrar of Companies for Northern Ireland. Tauriga Sciences Limited is a private limited Company. The entity was established in conjunction with online merchant services. In conjunction to this new entity the Company entered into a two-year lease commencing on June 11, 2019 and expiring on September 30, 2021. The office is located at Regus World Trade Centre Muelle de Barcelona, edif. Sur, 2a Planta Barcelona Cataluña 08039 Spain.

Chief Marketing Officer

On July 15, 2020, the Company appointed Dr. Keith Aqua (“Dr. Aqua”) as an independent contractor to the position of Chief Medical Officer (“CMO”). The Agreement carries a term of 12 months expiring on July 15, 2021. In his capacity, Dr. Aqua will help the Company progress in the development of the Company’s proposed pharmaceutical grade version of Tauri-Gum™. In addition, Dr. Aqua will help establish a distribution network for the Company to market its Tauri-Gum™ brand to a variety of physicians and medical practices in southern Florida. In consideration of the services being provided by Dr. Aqua pursuant to the terms of the Agreement, the Company has agreed to issue Dr. Aqua (i) upon entry into the Agreement 750,000 shares of restricted common stock, (ii) agreed to 750,000 shares of restricted common stock, which will be issued in equal monthly instalments of 62,500 shares beginning August 15, 2020 and (iii) agreed to $4,000 cash per quarter during the term of the Agreement, payable following the completion of each such quarter.

Collaboration Agreement with Aegea Biotechnologies Inc.

On April 3, 2020, Tauriga Sciences, Inc. entered into a collaboration agreement (“Collaboration Agreement”) with Aegea Biotechnologies Inc. (“Aegea”), for the purpose of developing a Rapid, Multiplexed Novel Coronavirus (COVID-19) Point of Care Test with Superior Sensitivity and Selectivity (the “SARS-Col 2 Test”). The parties believe that the benefits of the SARS-CoV-2 Test are as follows: a Rapid SARS-CoV-2 test with the sensitivity and specificity to eliminate false negatives and false positives, and with the ability to detect and measure viral shed, even in patients who are asymptomatic. This SARS-CoV-2 test would use Aegea’s patented technologies, to take coronavirus testing to the next level by differentiating different strains of SARS-CoV-2. The test, if successful, would be adaptable to additional SARS-CoV-2 strain types as necessary and as the virus mutates. It also has the possibility to be rapidly be customized to provide similarly sensitive and specific assays for other viruses. The Company has committed to raise funding for the purposes set forth in under the Collaboration Agreement from its $5,000,000 Equity Line of Credit (“ELOC”) beginning on March 16, 2020. Seventy percent (70%) of the net proceeds from the sale of the initial 10,000,000 shares of stock of Tauriga under the ELOC were invested in Aegea for the development of the Covid Test and used to purchase shares of common stock of Aegea, at a purchase price of $4.00 per share.

Pursuant to the terms of the Collaboration Agreement, following the initial sale of 10,000,000 shares of our common stock under the ELOC, twenty percent (20%) of all subsequent net proceeds from the sale of shares under the ELOC shall be used to purchase additional shares of common stock of Aegea at a purchase price of $4.00 per share. The $4.00 stock price corresponds to a current pre-money valuation of Aegea of $25,000,000 for each tranche of cash, up to the first $2,000,000 of our investment in Aegea. The valuation will be reassessed and reset by the parties after the first $2,000,000 of Tauriga’s investment is received by Aegea. In addition, as part of our agreement with Aegea, On May 26, 2020, Tauriga also issued to Aegea 5,000,000 unregistered common shares of Tauriga common stock. The Collaboration Agreement commenced upon signing and will continue indefinitely, unless amended or terminated by mutual written agreement of the parties. As of September 30, 2020, the Company has invested $278,212 in Aegea for 69,553 shares, representing an ownership percentage of 0.92%.

On August 10, 2020, the Company and Aegea amended their Collaboration agreement dated April 3, 2020. Under the terms of the amendment, having invested 70% of the proceeds from the sale of the initial 10,000,000 shares of Tauriga stock under the ELOC agreement with Tangiers, the Company will increase the percentage of proceeds it will invest in Aegea on the sale of the remaining shares available under the ELOC agreement from 20% to 40% after a 4,000,000 shares holdback to be fully retained by the Company to pay for legal and professional costs associated with the ELOC financing facility. As of September 30, 2020, the Company has sold 2,750,000 shares of the 4,000,000 share holdback.

Tauri-GumTM Product Line on IndiaMART

On May 26, 2020, the Company, announced that it has entered the fast-growing CBD retail marketplace of India. After several months of preparatory work, the Company has successfully listed the entirety of its Tauri-Gum™ product line with India’s leading E-Commerce Company (B2B, B2C, Customer to Customer), IndiaMART InterMESH Ltd. (“IndiaMART” or “IndiaMART.com”). The Company will sell each blister pack of its CBD infused Tauri-Gum™ (Mint, Blood Orange, and Pomegranate flavors) for 1,200 INR and each blister pack of its CBG infused Tauri-Gum™ (Peach-Lemon flavor) for 1,650 Indian Rupees. As of September 30, 2020, the Company has not recognized any sales under this arrangement.

Mr. Checkout Distribution Agreement

On June 29, 2020, the Company entered into a “Go-To-Market” distribution agreement with Mr. Checkout Distributors (“Mr. Checkout”), a marketing and consulting company located in Oviedo, Florida. The Mr. Checkout agreement enables the Company to launch its flagship brand Tauri-Gum™ through Mr. Checkout’s network of independent direct store distributors that service approximately 150,000 stores and retail locations across the United States. These stores include well-known convenience stores, gas station marts and supermarket chains. Under the terms of this agreement, on July 7, 2020, the Company paid a one-time $5,000 retainer on commission against the first $100,000 in sales. Subsequent commissions shall be paid to Mr. Checkout during the first thirty (30) days of the subsequent quarter once retainer has been met and exceeded. Commission will not be paid until the retainer has been met.

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

On August 31, 2020, the Company announced that it has obtained HALAL Certification for the entirety of its flagship brand Tauri-Gum™. A HALAL Certification is a guarantee that the products comply with the Islamic dietary requirements or Islamic lifestyle.

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

In addition, we also received a Notice of Allowance to our Tauri-GummiesTM registered trademark application from the European Union Intellectual Property Office. The trademark application was registered on June 24, 2020 under Serial No. 018138351, which extends our protective period for this mark until October 2029, and which may be extended thereafter for ten-year intervals.

CANNABIGEROL “CBG” ISOLATE INFUSED VERSION OF TAURI-GUM™

On December 30, 2019, the Company announced it had commenced development of a Cannabigerol (“CBG”) Isolate Infused version of its Tauri-Gum™ brand. This initial production run had been completed in its Peach-Lemon flavor (and each piece of Chewing Gum contains 10mg CBG isolate). This initial production run yielded roughly 8,300 blister packs. The product is Kosher Certified, Vegan Formulated, Lab Tested, NON-GMO, Allergen Free, Gluten Free, containing no THC, and 100% Made in the USA. MSRP has been established at $19.99 per Blister Pack. During the six months ended September 30, 2020, the Company received and commenced sales of Peach-Lemon CBG Gum.

The Company has commenced production of its second version of CBG Infused Tauri-Gum - Black Currant Flavor (each piece of Chewing Gum contains 15mg of CBG isolate). The Company’s Black Currant Flavor - CBG Infused Tauri-Gum™: Kosher Certified, Vegan, Halal, Lab-Tested, NON-GMO, Allergen Free, Gluten Free, 15mg CBG/Piece of Chewing Gum, 100% Made in the USA. MSRP is $21.99 per Blister Pack.

IMMUNE BOOSTER VERSION OF TAURI-GUM™

On May 29, 2020, the Company announced that it has commenced development of an Immune Booster version of Tauri-Gum™. This proposed product will contain 60mg of Vitamin C and 10mg of Elemental Zinc (“Zinc”) in each piece of chewing gum.  This product does NOT contain any phytocannabinoids (i.e. CBD or CBG). This product commenced sales during the three months ended September 30, 2020. The MSRP for the Pear Bellini flavor of Tauri-Gum™ is $12.99 per blister pack. The Company’s Immune Booster Tauri-Gum™ product, is: Kosher Certified, Halal Vegan, Lab-Tested, NON-GMO, Allergen Free, Gluten Free, Infused with 60mg Vitamin C & 10mg Elemental Zinc/per Each Piece of Chewing Gum, NO phytocannabinoids, and 100% made in the United States of America. This product was developed for general usage and as with respect to the entirety of the Company’s retail Tauri-Gum™ product line, there are NO “Treatment Claims” made.

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

North Eastern United States Distribution Agreement

On April 30, 2019, the Company, entered into a non-exclusive comprehensive distribution agreement with Sai Krishna LLC (“SKL”), a New Jersey based distributor, with relationships in the Northeast region of the United States and Asia. In connection with the SKL Agreement, the Company had issued 1,000,000 restricted common shares the Company’s stock in accordance with a further division of such shares as previously disclosed by us in previous periodic reports. This agreement expired on April 30, 2020, and was not renewed by us. Further, in connection with this agreement, on May 11, 2019, we also entered into a consulting agreement with Ms. Neelima Lekkala, who was appointed Vice President of Distribution & Marketing. This agreement had a one-year term and expired on May 11, 2020, and was not renewed by us. As of September 30, 2020, Ms. Lekkala earned commission in the amount of $1,143.

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

Resale Agreement with OG LABORATORIES, LLC

On January 21, 2020, the Company entered into a joint venture agreement with OG LABORATORIES, LLC (“OG”). Under this agreement the Company acts as a wholesaler of OG’s product labeled under OG’s name. The Company began wholesaling two of OG’s products: “Omega-3 Heart Wellness+CBD” and “Collagen Skin Wellness+CBD”. Both of these products were offered on the Company’s website. The Company will be compensated for sales generated through its efforts according the following formula: the Company shall receive, no later than 30 days after collection, the following percentage of the total order amount for third-party customers who purchase OG products that Tauriga originated or derived: for aggregate purchases greater than one hundred thousand dollars ($100,000.00), Tauriga shall receive commission of three and a half percent (3.5%), and for aggregate purchases of one hundred thousand dollars ($100,000.00) or less, Tauriga shall receive commission of five percent (5%). Tauriga shall receive the above-referenced commission on such sales as long as the sale is made while the contract is in force or within six (6) months after the contract’s termination. The OG agreement may be terminated by either party with thirty days of prior written notice to the other party. The Company made an initial purchase of OG inventory of $3,050 for e-commerce fulfillment.

On July 28, 2020, the Company and OG mutually agreed to terminate this sales arrangement. The Company and OG arranged for a buyer to purchase substantially all of the remaining inventory. Any remaining inventory will be used as samples and promotional items. All items under this agreement were removed from the Company’s website. As of September 30, 2020, no third-party commissionable sales were recorded.

Tauri-GumTM Product Line on IndiaMART

On May 26, 2020, the Company, announced that it has entered the fast-growing CBD retail marketplace of India. After several months of preparatory work, the Company has successfully listed the entirety of its Tauri-Gum™ product line with India’s leading E-Commerce Company (B2B, B2C, Customer to Customer), IndiaMART InterMESH Ltd. (“IndiaMART” or “IndiaMART.com”). The Company will sell each blister pack of its CBD infused Tauri-Gum™ (Mint, Blood Orange, and Pomegranate flavors) for 1,200 INR and each blister pack of its CBG infused Tauri-Gum™ (Peach-Lemon flavor) for 1,650 Indian Rupees. As of September 30, 2020, the Company has not recognized any sales under this arrangement.

Mr. Checkout Distribution Agreement

On June 29, 2020, the Company entered into a “Go-To-Market” distribution agreement with Mr. Checkout Distributors (“Mr. Checkout”), a marketing and consulting company located in Oviedo, Florida. The agreement enables the Company to launch its flagship brand Tauri-Gum™ through Mr. Checkout’s network of independent direct store distributors that service approximately 150,000 stores and retail locations across the United States. These stores include well-known convenience stores, gas station marts and supermarket chains. Under this Agreement, on July 7, 2020, the Company paid a one-time $5,000 retainer on commission against the first $100,000 in sales. Subsequent commissions shall be paid to Mr. Checkout during the first thirty (30) days of the subsequent quarter once retainer has been met and exceeded. Commission will not be paid until the retainer has been met. As of September 30, 2020, the Company has recognized no sales via this agreement.

Think BIG, LLC License Agreement

On September 24, 2020, Tauriga Sciences, Inc. (the “Company”) entered into (i) a License Agreement (“License”) with Think BIG, LLC, a Los Angeles based company (“Think BIG”), (ii) a Professional Services Agreement (the “PSA”) with Willie C. Mack, Jr., CEO of Think BIG and (iii) a Professional Services Agreement (“PSA 2”) with Christopher J. Wallace, a co-founder of Think BIG (each of Willie C. Mack, Jr. and Christopher J. Wallace referred to herein as a “Brand Ambassador”), with the collective intent to enhance sales and marketing of the Company’s product lines, including its proprietary Rainbow Deluxe Sampler Pack (“Rainbow Pack”), and any co-branded products created by the parties to the License and each of the PSAs (the “Co-Branded Products”).

The term of the License is for a period of two years from September 24, 2020 (the “Effective Date”), unless earlier terminated by either party pursuant to the terms thereunder. The term of each of the PSA and the PSA 2 shall commence on the Effective Date and end on the earlier of (i) the two-year anniversary thereof; (ii) the termination for any reason of the License; or (iii) the earlier termination of the PSA Agreement pursuant to the terms thereunder.

The licensing arrangement permits for cross licensing, brand building, e-commerce customer acquisition efforts, retail customer acquisition efforts, enhanced social media presence, public relations & visibility strategies, as well as potential outreach to celebrities, and various other types of in-kind services in order to increase both Company revenue and customer acquisition efforts. The License will also allow for future joint development projects that will leverage the iconic “Frank White” brand and likeness/intellectual property (to which Think Big has the intellectual property rights). Under the terms of the License, the Company shall pay to Think BIG a royalty of 12% in year one and 13% in year two of the License, based on net sales, payable on or before the 15th day of each calendar month for the immediately preceding calendar month. In addition, the Company shall pay to Think BIG, a quarterly marketing fee for a period of twelve months in the amount $15,000 per quarter (for an aggregate total of $60,000), the first payment of which shall be paid by the Company within 10 days of the entry into the License, and then on or about each 90th day thereafter during the term of the License until the aggregate total has been reached.

Under each of the PSA and the PSA 2, each Brand Ambassador shall provide promotional and marketing services (“Services”) to the Company during the term of the respective PSAs, subject to the terms and conditions set forth therein, in connection with the Co-Branded Products and any co-developed products; and perform their individual marketing and promotional services set forth under the PSA and the PSA 2, respectively, and each of the exhibits annexed thereto.

As consideration for each Brand Ambassador’s Services set forth under their respective PSAs, the Company agrees to issue each Brand Ambassador 1,500,000 restricted shares of the Company’s common stock, which will be issued as compensation upon execution of the PSA and PSA 2. In the event that the applicable PSA has not previously been terminated, following the one-year anniversary of the Effective Date, an additional 1,500,000 restricted shares of Company’s common stock shall be issued to each Brand Ambassador, subject to the satisfaction of the terms of such additional services and/or criteria to be mutually agreed upon by the parties to the PSA and/or the PSA 2, as the case may be. As of the date of this report, these shares were not issued by the Company. These shares had a value of $91,800 and the cost will be recognized over the term of the contract.

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

Approval to Operate Global Seller Account by Alibaba Group

On January 6, 2020, the Company announced that is has been approved by Chinese multinational conglomerate, Alibaba Group (“Alibaba”), to operate a Global Seller Account. In addition, the Company has been designated as a Gold Supplier (Gold Tier Level Supplier). This Alibaba approval opens up the global marketplace to the Company, its products, its product lines, as well as future business opportunities. The Company has a relationship with a fulfillment facility in mainland China and is focusing on meeting buyers and virtual Alibaba Tradeshows. As of September 30, 2020, the Company has not recognized any sales through this channel.

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

The closing of a purchase by Tangiers of the shares specified by us in the Put Notice will occur on the date which is no earlier than five and no later than seven trading days following the date Tangiers receives the Put Notice. On a closing date we will sell to Tangiers the shares of our common stock specified in the Put Notice, and Tangiers will pay us an amount equal to the Purchase Price multiplied by the number of shares specified in the Put Notice. As of March 31, 2020, the Company has exercised no put options under this agreement. As of September 30, 2020, we have issued 12,750,000 shares of Common Stock in exchange for an aggregate of $369,482.

Whole Foods Market, Inc. Registration

On June 8, 2020, the Company, announced that it is now a Registered Whole Foods Market, Inc. (“Whole Foods”) Vendor (“Supplier”).  The Company’s information has now been updated in the Whole Foods Vendor Reporting Portal.

Federal Award Management Registration

On October 6, 2020, the Company announced that it was officially approved to operate as a U.S. Government Vendor. The Company has retained Federal Award Management Registration (“FAMR”) to commence the bidding process on several identified potential U.S. Government Contracts (“Contracts”). These potential Contracts are presented by the Department of Defense (“DOD”). FAMR is an independent consulting firm that specializes in: Registrations, Certifications, and Federal Contracting. The Company’s Commercial & Government Entity (“CAGE”) Code # is: 8QXV4 with an expiration date of October 1, 2021.

HISTORICAL BUSINESS ITEMS

See Note 1 of our Consolidated Financial Statements in our Annual Report for the year ended March 31, 2020 and as updated in this periodic report, for additional information on the below-referenced historical business items.

Honeywood

Following the termination of a proposed 2014 merger between the Company and California-based Honeywood LLC (“Honeywood”), a developer of a topical medicinal cannabis product, on August 1, 2017, the Company entered into a debt conversion agreement, whereby the Company agreed to convert an $170,000 note receivable due from Honeywood, including accrued interest into a 5% membership interest in Honeywood. At the time of the Honeywood debt conversion agreement, the receivable balance under the note of $199,119 had been fully written off by the Company in a prior period. As a result of the debt conversion agreement, the Company deemed the investment to have no current value.

Pilus Energy

On January 28, 2014, the Company acquired Pilus Energy, LLC (“Pilus”), an Ohio limited liability company and a developer of alternative cleantech energy platforms using proprietary microbial solutions that create electricity while consuming polluting molecules from wastewater. ––On December 22, 2016, the Company entered in a membership interest transfer agreement with Open Therapeutics whereby the Company sold 80% of its membership interest in Pilus back to Open Therapeutics for consideration of the termination of 80% of the unexercised portion of the warrants to purchase the Company’s common stock. Open Therapeutics agreed to pay to the Company 20% of the net profit generated Pilus Energy from its previous year’s earnings, if any. On January 12, 2019, the Company and Open Therapeutics agreed to extinguish a contingent liability in exchange for a one-time issuance of 500,000 restricted shares of Company’s common stock.

Blink Charging Company

On March 29, 2018 the Company’s then named subsidiary - Tauriga Biz Dev Corp. - entered into an independent sales representative agreement with Blink Charging Company (NASDAQ: BLNK) (“BLINK”). Under this agreement we became a non-exclusive independent sales representative to solicit orders from potential customers for EV (“Electric Vehicle”) Stations placement. This sales agreement has a three-tier compensation model based on whether we contract the new customer to purchase equipment outright from BLINK or enter into one of two revenue-sharing agreements.

On June 29, 2018, the Company purchased four BLINK Level – 2 - 40” pedestal chargers for permanent placement in a retail location or locations whereby the Company will pay a variable annual fee based on 7% of total revenue per charging unit. The rest of the proceeds will be split 80/20 between the Company and the host location owner or its assignee. As of September 30, 2020, we have not installed any of these machines in any locations, and no revenue has been generated through the Blink contract. The Company has decided to abandon this business line, and therefore, we have reclassified these assets as held for sale.

RESULTS OF OPERATIONS

For the three and six months ended September 30, 2020 compared to the three and six months ended September 30, 2019

The results of operations included herein contain only those operations that are part of our continuing operations. For discussion regarding our past operations which have since been disposed of, please refer to our Annual Report.

Revenue

During the three and six months ended September 30, 2020, the Company recognized net revenue of $75,360 and $140,164. Revenues for the six months ended September 30, 2019 were $69,723 and $114,100. The Company’s sales came from online, distributors and wholesale clients. For the purposes of sales by sales channel segmentation, distributor sales include sales to customers that were distributors.

Sales by sales channel:

	For the three months ended September 30,		For the six months ended September 30,
	2020	2019	2020	2019
Distributor	$-	$-	$-	$15,592
Online	36,395	1,186	96,489	3,796
Wholesale	38,965	68,537	43,675	94,712
Total	$75,360	$69,723	$140,164	$114,100

Cost of Goods Sold

For the three and six months ended September 30, 2020, the Company had cost of goods sold in the amount of $74,732 and $126,031 for online and wholesale customers. For the three and six months ended September 30, 2019 was $61,074 and $78,294 as a result of sales of Tauri-GumTM to online customers, distributors and wholesale clients. For the purposes of cost of goods sold segmentation distributor cost of goods sold includes sales to customers that were distributors. Online Cost of Goods Sold were high due to large fulfillment expense.

Cost of Goods Sold by sales channel for Tauri-GumTM for the six months ended September 30, 2020 and 2019 were:

	For the three months ended September 30,		For the six months ended September 30,
	2020	2019	2020	2019
Distributor	$-	$-	$-	$11,340
Online	44,819	407	74,732	1,265
Wholesale	31,913	61,074	$51,281	78,294
Total	$74,732	$61,481	$126,013	$90,899

Operating Expenses

Marketing and advertising expense

For the three months ended September 30, 2020, marketing and advertising expense was $41,836 compared to $4,129 for the same period in the prior year, respectively. The difference of $37,707 was primarily due to a marketing and promotion activities relative to our online sales channel.

For the three months ended September 30, 2020, marketing and advertising expense was $41,836 compared to $4,129 for the same period in the prior year, respectively. The difference of $37,707 was primarily due to a marketing and promotion activities relative to our online sales channel.

Research and development

For the three months ended September 30, 2020, research and development expense was $25,488 compared $0 for the same period in the prior year. The current year expense was due to the Tauri-GumTM product and packaging design, product testing, bar codes

For the six months ended September 30, 2020, research and development expense was $ compared $0 for the same period in the prior year. The current year expense was due to the Tauri-GumTM product and packaging design, product testing, bar codes

General and Administrative Expense

For the three months ended September 30, 2020 and 2019, general and administrative expenses were $320,246 and $291,920, respectively. This increase of $28,326 was primarily attributable to due to increases in salary and press release expense offset by lower consulting fees and proxy expense from the same period in the prior year.

For the six months ended September 30, 2020 and 2019, general and administrative expenses were $904,719 and $920,763, respectively. This decrease of $16,044 was primarily attributable to a decrease in stock based compensation of $135,457 offset by a $120,611 of increased professional fees.

Depreciation and amortization

For the three months ended September 30, 2020 and 2019, depreciation and amortization expense was $216 and $232 an, respectively. Depreciation expense decrease of $16 was due to depreciation expense on old computer equipment as slightly higher than its replacement.

For the six months ended September 30, 2020 and 2019, depreciation and amortization expense was $435 and $464 an, respectively. Depreciation expense decrease of $29 was due to depreciation expense on old computer equipment as slightly higher than its replacement.

Interest Expense

For the three months ended September 30, 2020 and 2019, interest expense was $292,788 and $174,743, respectively. Interest expense increase of $118,045 was due to an increase in interest carry cost of $90,690 due to a higher debt level, increased debt discount amortization of $17,268, and increased amortization of original issue discount in the amount of $17,268.offset by the lower expense associated with the issuance of commitment shares recorded as interest expense in the amount of $2,958.

For the six months ended September 30, 2020 and 2019, interest expense was $612,410 and $296,556 respectively. Interest expense increase of $315,854 was due to an increase in interest carry cost of $25,103 due to a higher debt level, increased debt discount amortization of $242,355, the issuance of commitment shares recorded as interest expense in the amount of $13,618 and increased amortization of original issue discount in the amount of $34,778.

Net Income (Loss)

The Company generated a net loss from continuing operations of $642,869 for the three months ended September 30, 2020 compared $621,468 during the three months ended September 30, 2019. This increased loss of $21,401 was largely due to increased interest expense of $118,045 plus a decrease in unrealized gain on securities in the amount of $207,763.

The Company generated a net loss from continuing operations of $1,592,280 for the six months ended September 30, 2020 compared net income of $657,564 during the six months ended September 30, 2019. This increased loss of $313,246 was largely due to increased interest expense of $315,854.

Liquidity and Capital Resources

At September 30, 2020, we had cash of $2,155 and $160,310 of securities compared to March 31, 2020 of $5,348 and $101,200 of trading securities. We have historically met our cash needs through a combination of proceeds from private placements of our securities, loans and convertible notes. Our cash requirements are generally for purchases of inventory as well as selling, general and administrative activities. We believe that our cash balance is not sufficient to finance our cash requirements for expected operational activities, capital improvements, and partial repayment of debt through the next 12 months.

Cash provided by in financing activities during the six months ended September 30, 2020 and 2019 was $1,061,595 and $320,000, respectively. During the six months ended September 30, 2020, the Company received $359,313 proceed for the sale of common stock, $369,482 proceeds from the issuance of registered shares under and investment agreement with Tangiers and proceeds from convertible notes in the amount of $432,800. During 2019, the Company had proceeds from the sale of common stock in the amount of $15,000 and $305,000 proceeds from notes payable.

As of September 30, 2020, current assets exceeded our current liabilities by $53,387 compared to $334,832 at March 31,2020. At September 30, 2020, current assets were $999,674 compared to $607,894 at March 31, 2020. During 2020, the Company’s increase in net assets was due to a $278,212 increase in investments other due to the investment in Aegea and $125,089 increase in inventory. At September 30, 2020, current liabilities were $946,287 compared to $942,726 at March 31, 2020. The Company’s increase in current liabilities was mainly due to increased notes payable of $54,650 plus increased accounts payable of $21,242 offset by a decrease in the liability to issue stock of $81,062.

Going Concern

During the fourth quarter of the year ended March 31, 2019, the Company began sales and marketing efforts for its Mint flavored Tauri-GumTM product. During the six months ended September 30, 2020, the Company recognized sales of $140,164 and a gross profit of $14,151, compared to sales of $114,100 and a gross profit of $23,201 for the same period during the same period in the prior year. During the year ended March 31, 2020, the Company has entered into multiple distribution agreements, was approved and provisioned to sell to many large retailers and ecommerce platforms. At September 30, 2020, the Company had a working capital surplus of $53,387 compared to a working capital deficit of $334,832. The improvement is largely resultant from increased inventory levels and investment in Aegea. Although the Company expects that the deficit will be remedied by repayment in cash or the conversion of notes into common stock shares as well as the issuance of shares for which the Company is obligated, it still believes that there is uncertainty with respect to continuing as a going concern.

On July 1, 2019, months after the NYC Department of Heath announced a ban on cannabidiol in foods and beverages (mainly focused on restaurants and baked goods), the updated New York City Health Code now includes an embargoing of CBD-infused Edible(s) Products (including packaged products). The Company is hopeful that the FDA as well as the New York City Council will implement regulations surrounding the CBD industry in a logical and prompt manner. The Company believes it is well positioned under the circumstances and has taken a conservative approach towards its products, including, for example, ensuring that its product manufacturer periodically tests for compliance with the Agricultural Improvement Act of 2018, such as utilizing CBD oils from hemp plants which contain 0.3% THC content.

During the ban, the Company has taken the necessary steps to ensure that their marketing efforts are focused on areas outside of New York City, while maintaining its physical presence in New York City. Subsequent to the balance sheet date, the State of New York has determined that it is allowable to sell CBD Infused Edible products in the forms of both food and drink (inclusive of chewing gum). It was also determined that no time can CBD be sold in products that contain either alcohol or tobacco. Additionally, the State of New York also said that NO CBD product may be sold if it contains more than 0.3% (1/333rd by Composition) THC. No Individual food or beverage product may contain more than 25mg of Hemp-Extracted Cannabinoids (“CBD” or “CBG”) per serving. Food and drink infused with CBD and Other Hemp Extracts must be packaged by the manufacturer and extracts can NOT be added at the retail level. The Company’s entire product line will comply with these standards.

The Company, in the short term, intends to continue funding its operations either through cash-on-hand or through financing alternatives. Management’s plans with respect to this include raising capital through equity markets as well as through its equity line with Tangiers to fund future operations as well as the possible sale of its remaining marketable securities which had a market value of $160,310 at September 30, 2020. In the event the Company cannot raise additional capital to fund and/or expand operations or fails to raise adequate capital and generate adequate sales revenue, or if the regulatory landscape were to become more difficult or result in regulatory enforcement, it could result in the Company having to curtail or cease operations.

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

On June 11, 2019, the Company entered into a two-year lease, expiring on September 30, 2021. The office is located at Regus World Trade Centre Muelle de Barcelona, edif. Sur, 2a Planta Barcelona Cataluña 08039 Spain. Monthly rent payments will be approximately $201 per month (based on the contractual rate of €178 multiplied by the exchange rate of 1.13 on the day the lease agreement was entered into).

Per Os Bio has contracted with the Company as the sole manufacturer of its Tauri-GumTM and are under contract to produce our product when ordered at approximately $6 per blister pack. Per OS is also required to have each batch independently tested to ensure that each piece of chewing gum must contain 10 milligrams (“mg”) of CBD Isolate, has 0% THC Content and is clear for all microbiology.

On July 15, 2020, the Company appointed Dr. Keith Aqua (“Dr. Aqua”) as an independent contractor to the position of Chief Medical Officer (“CMO”) pursuant the terms of an agreement, which carries a term of 12 months expiring on July 15, 2021, for which Dr. Aqua will provide a variety of services to the Company. In consideration of the services being provided by Dr. Aqua pursuant to the terms of the Agreement, the Company agreed to issue certain stock and cash as compensation to Dr. Aqua, a further description of which is set forth under our description of “Unregistered Sale of Equity Securities.”

Off-Balance Sheet Arrangements

As of September 30, 2020, the Company had no off-balance sheet arrangement as defined in Item 303(a)(4) of Regulation S-K.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of November 16, 2020, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

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

As of September 30, 2020, we had $2,155 of available cash as well as $160,310 held in trading securities at fair market value. We will need to raise additional funds or liquidate the remainder of our marketable securities to pay outstanding vendor invoices and execute our business plan. Our future cash flows depend on our ability to market and sell our common stock and to enter into licensing arrangements. There can be no assurance that we will have sufficient funds to execute our business plan or complete a strategic transaction, or that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us.

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

Uncertainty regarding Company’s ability to obtain a ‘cannabinoid hemp retailers” license.

On October 27, 2020, the NYDPH released its proposed regulations concerning the processing and retail sale of hemp derived cannabinoids, and pursuant to these regulations, Company is deemed to be operating as a “cannabinoid hemp retailer.” Pursuant to Article 33-B of New York’s Public Health Law, retailers selling cannabinoid hemp products are not required to obtain licensure until January 1, 2021. The NYDPH is not currently accepting applications for cannabinoid hemp retail licenses. If Company is unable to acquire a cannabinoid hemp retailer license by January 1, 2021, this could impact Company’s ability to maintain its business operations or subject it to penalties, fees, fines, or other financial consequences.

Uncertainty regarding the NYDAM’s development of a State Plan.

Pursuant to New York Legislation S.6184/A.7680, the New York State Department of Agriculture and Markets (NYDAM) retains primary regulatory authority over the production and cultivation of industrial hemp within the State of New York. However, pursuant to the 2018 Farm Bill a State Plan must be submitted to the USDA for approval, in order to ensure that the NYDAM’s primary regulatory authority is recognized at the federal level. On October 4, 2020, the United States Senate passed a bipartisan continuing resolution, which included language to extend the deadline for the submission of a State Plan, until September 30, 2021. As of this date, the NYDAM has not yet formally submitted a State Plan and based on public comments issued by the NYDAM it is unclear as to when and how a formal State Plan will be submitted. Until a formal State Plan for New York has been published, submitted and approved by the USDA, it is unclear how the NYDAM will handle any conflicts with federal law which may arise due to its current industrial hemp processors and manufacturers licensing structure. Such uncertainty could disrupt the Company’s business and result in a material adverse effect on its operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended September 30, 2020, the Company issued 18,497,751 shares for conversion of debt under previously disclosed convertible notes and their related securities purchase agreements, if any. In total, $333,543 of note principal was converted as well as accrued interest in the amount of $15,104 ($0.01869 to $0.02128 per share).

During the three months ended September 30, 2020, the Company issued 7,850,000 shares under stock purchase agreements in consideration for $214,375 ($0.025 to $0.0275 per share) to accredited investors that were unrelated third parties. Proceeds were used to fund operational expenses. As of the balance sheet date $60,000 has been recorded as a subscription receivable for share issued as of September 30, 2020. The Company has received funds under stock purchase agreements in the amount of $49,937 that has not been issued as of this report date.

During the three months ended September 30, 2020, the Company issued 215,000 shares issued for services rendered for ecommerce and product marketing. These shares had a value of $32,000 ($0.032 per share).

On July 10, 2020, the Company’s Chief Executive Officer purchased 700,000 shares of the Company’s Common Stock for an aggregate purchase price of $35,000, at $0.05 per share. All such shares are be “restricted securities” as such term is defined by the Securities Act of 1933, as amended. The proceeds of this private placement were used to pay for additional inventory of the Company’s Pear Bellini flavor Tauri-Gum™. This acquisition of shares was also reported on Form 4 with the Securities and Exchange Commission on July 10, 2020.

On July 14, 2020, the Company issued to the GS Capital LLC 150,000 shares of its restricted common stock as debt commitment shares valued at $5,000 ($0.03 per share) pursuant to April 17, 2020, $55,000 8% convertible note.

On July 15, 2020, the Company appointed Dr. Keith Aqua (“Dr. Aqua”) as an independent contractor to the position of Chief Medical Officer (“CMO”). The Agreement carries a term of 12 months expiring on July 15, 2021. In his capacity, Dr. Aqua will help the Company progress in the development of the Company’s proposed pharmaceutical grade version of Tauri-Gum™. In addition, Dr. Aqua will help establish a distribution network for the Company to market its Tauri-Gum™ brand to a variety of physicians and medical practices in southern Florida. In consideration of the services being provided by Dr. Aqua pursuant to the terms of the Agreement, the Company has agreed with Dr. Aqua (i) to issue upon entry into the Agreement 750,000 shares of restricted common stock, (ii) to the issuance of 750,000 shares of restricted common stock which will be issued in equal monthly instalments of 62,500 shares beginning August 15, 2020 and (iii) to pay $4,000 cash per quarter during the term of the Agreement, payable following the completion of each such quarter.

The Company, on August 25, 2020 agreed issue 125,000 additional make-whole shares valued at $4,438 ($0.0355) under the February 11, 2020 one-year 10% convertible promissory note with Crown Bridge Partners, LLC (“Crown”), having a face value of $55,000 included here by reference. For a more complete description please see Note 7 – Notes Payable.

Subsequent to September 30, 2020, the Company issued 18,497,751 shares for conversion of debt under previously disclosed convertible notes and their related securities purchase agreements, if any. In total, $333,543 of note principal was converted as well as accrued interest in the amount of $15,104 ($0.01869 to $0.02128 per share).

Subsequent to September 30, 2020, the Company issued 2,769,917 shares of Common Stock in conversion of convertible notes issued by us of $47,000 and accrued interest of $1,979 ($0.0143 to $.019602 per share).

Pursuant to the October 5, 2020, Inventory Financing Promissory Note in the aggregate principal amount of US$135,000.00 the Company entered into with Jefferson Street Capital LLC, under a Securities Purchase Agreement “SPA”. The Note has a maturity date of October 5, 2021, carries a $10,000 original issue discount allowing partial or complete conversions of the note into our Common Stock as a form of repayment. This Note may only be converted by Jefferson Street Capital LLC under default in our monthly repayment obligation pursuant to the cash repayment schedule. In connection with the Note, the Company issued irrevocable transfer agent instructions reserving 21,000,000 shares of the Company’s Common Stock (“Share Reserve”) for the amount then outstanding. Upon full conversion or repayment of this Note, any shares remaining in such share reserve shall be cancelled and placed back into the treasury of the Company and available for issuance at a future date. On October 22, 2020, the Company issued to Jefferson Street 1,250,000 shares of its restricted common stock as debt commitment shares valued at $40,000 ($0.032 per share). This note description is included by reference. For a more complete description please see Note 14 – Subsequent Events and exhibits attached to this report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS.

Exhibit Number	Description

4.1	Form of Private Placement Stock sale agreements for shares issued and funds received

4.2	Securities Purchase Agreement with Jefferson Street Capital, LLC date October 5, 2020

10.1	Product Placement Membership Agreement between the Company and KushCo Holdings, Inc., dated July 10, 2020 filed on Current Report 8-k on July 14, 2020

10.2	Consulting Agreement dated July 15, 2020, by and between the Company and Dr. Keith Aqua filed on Current Report 8-k on July 22, 2020

10.3	License Agreement between Think Big, LLC and Tauriga Sciences, Inc., dated September 24, 2020 filed on Current Report 8-k on October 1, 2020

10.4	Amended Collaboration agreement with Aegea Biotechnologies Inc. dated August 10, 2020 filed on Form 10Q on August 8, 2020

10.5	Professional Services Agreement between Willie C. Mack, Jr. and Tauriga Sciences, Inc., dated September 24, 2020 filed on Current Report 8-k on October 1, 2020

10.6	Professional Services Agreement between Christopher J. Wallace and Tauriga Sciences, Inc., dated September 24, 2020 filed on Current Report 8-k on October 1, 2020

10.7	KushCo Holdings, Inc. Product Placement Membership Agreement dated July 10, 2020 filed on Form 10Q on August 8, 2020

10.8	Inventory Financing Promissory Note for $135,000 dated October 5, 2020 with Jefferson St. Capital LLC

Exhibit 31.1	Certification of Chief Executive Officer of Tauriga Sciences, Inc. Required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Principal Accounting Officer of Tauriga Sciences, Inc. Required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Principal Executive Officer of Tauriga Sciences, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63

Exhibit 32.2	Certification of Principal Accounting Officer of Tauriga Sciences, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63

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

TAURIGA SCIENCES, INC. (Registrant)

Date: November 16, 2020	By:	/s/ Seth M. Shaw
Seth M. Shaw
Chief Executive Officer

	By:	/s/ Kevin P. Lacey
Kevin P. Lacey
Chief Financial Officer

