Form 10-Q
period 2020-12-31
TAURIGA SCIENCES, INC.
filed 2021-02-22
CIK 1142790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 000-53723

TAURIGA SCIENCES, INC.

(Exact name of registrant as specified in its charter)

Florida	30-0791746
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4 Nancy Court, Suite 4

Wappingers Falls, NY 12590

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of February 19, 2021, the registrant had 257,038,714 shares of its Common Stock, $0.00001 par value, outstanding.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	TAUG	OTCQB

TABLE OF CONTENTS

		Pages

PART I. FINANCIAL STATEMENTS

Item 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:	F-1

	Condensed Consolidated Balance Sheets as of December 31, 2020 (unaudited) and March 31, 2020	F-1

	Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2020 and 2019 (unaudited)	F-2

	Condensed Consolidated Statements of Changes in Stockholders’ Deficit for the nine months ended December 31, 2020 and year ended March 31, 2020 (unaudited)	F-3

	Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2020 and 2019 (unaudited)	F-5

	Notes to Condensed Consolidated Financial Statements (unaudited)	F-6

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	3

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK	14

Item 4.	CONTROLS AND PROCEDURES	14

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS	15

Item 1A.	RISK FACTORS	15

Item 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS	16

Item 3.	DEFAULTS UPON SENIOR SECURITIES	17

Item 4.	MINE SAFETY DISCLOSURES	17

Item 5.	OTHER INFORMATION	17

Item 6.	EXHIBITS	17

2

PART I. FINANCIAL STATEMENTS

TAURIGA SCIENCES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN US$)

(UNAUDITED)

	December 31, 2020	March 31, 2020
ASSETS
Current assets:
Cash	$172,658	$5,348
Accounts receivable, net allowance for doubtful accounts	34,017	42,580
Investment - trading securities	1,377,400	101,200
Investment - other	279,706	178,100
Inventory asset	230,918	128,711
Prepaid expenses and other current assets	175,592	151,955
Total current assets	2,267,291	607,894

Lease right of use asset	-	22,090
Assets held for resale	11,084	-
Property and equipment, net	5,879	13,478

Total assets	$2,284,254	$643,462

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Notes payable, net of discounts	$652,400	$585,134
Accounts payable	77,855	76,055
Accrued interest	21,786	39,384
Accrued expenses	97,844	46,719
Loan Payable to office	50,159	50,159
Liability for common stock to be issued	442,250	131,000
Lease liability - current portion	-	13,891
Deferred revenue	2,310	384
Total current liabilities	1,344,604	942,726

Lease liability - net of current portion	-	8,933

Total liabilities	1,344,604	951,659

Stockholders’ equity (deficit):
Common stock, par value $0.00001; 400,000,000 shares authorized, 227,291,853 and 107,039,107 outstanding at December 31, 2020 and March 31, 2020, respectively	2,274	1,070
Additional paid-in capital	61,074,457	58,213,365
Accumulated deficit	(60,137,081)	(58,522,632)
Accumulated other comprehensive income	-	-
Total stockholders’ equity (deficit)	939,650	(308,197)

Total liabilities and stockholders’ equity (deficit)	$2,284,254	$643,462

The accompanying notes are an integral part of the condensed consolidated financial statements.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN US$)

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	December 31,		December 31,
	2020	2019	2020	2019

Gross revenue	$95,049	$88,671	$266,713	$202,771
Sales discounts	(18,831)	(890)	(49,238)	(890)
Sales returns	(1,269)	-	(2,362)	-
Net revenue	74,949	87,781	215,113	201,881

Cost of goods sold	34,348	70,972	133,391	163,905

Gross profit	40,601	16,809	81,722	37,976

Operating expenses
Marketing and advertising	105,899	16,320	180,801	150,997
Research and development	7,173	-	34,478	3,852
Fulfilment services	25,200	6,450	64,200	6,450
General and administrative	436,097	489,629	1,328,786	1,408,358
Depreciation and amortization expense	218	232	653	696
Total operating expenses	574,587	512,631	1,608,918	1,570,377

Loss from operations	(533,986)	(495,822)	(1,527,196)	(1,532,377)

Other income (expense)
Interest expense	(289,503)	(243,399)	(901,913)	(539,955)
Unrealized gain (loss) on trading securities	939,590	(87,468)	998,700	(161,769)
Gain (Loss) on conversion of debt	-	-	(45,770)	113,466
Loss on asset disposal	-	(1,230)	-	(1,230)
Gain on lease termination	836	-	836	-
Gain on sale of trading securities	-	-	-	10,000
Loss on impairment of investment	(139,106)	-	(139,106)	-
Gain on disposal of discontinued operations	-	-	-	4,941
Foreign exchange	-	-	-	(29)
Total other income (expense)	511,817	(332,097)	(87,253)	(574,576)

LOSS FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(22,169)	(827,919)	(1,614,449)	(2,106,953)

PROVISION FOR INCOME TAXES			-

Net loss	(22,169)	(827,919)	(1,614,449)	(2,106,953)

Net loss attributable to common shareholders	$(22,169)	$(827,919)	$(1,614,449)	$(2,106,953)
Loss per share - basic and diluted - Continuing operations	$(0.000)	$(0.015)	$(0.008)	$(0.038)
Loss per share - basic and diluted - Discontinuing operations	$-	$-	$-	$-
Weighted average number of shares outstanding - basic and fully diluted	162,575,227	56,149,252	193,622,141	55,767,119

The accompanying notes are an integral part of the condensed consolidated financial statements.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE NINE MONTHS ENDED DECEMBER 31, 2020 AND THE YEAR ENDED MARCH 31, 2020

	Number of shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Subscription Receivable	Non- Controlling Interest	Total stockholders’ deficit
Balance at April 1, 2019	68,123,326	681	55,991,704	(55,488,939)	-	-	-	503,446
Issuance of shares via private placement at $0.06 to $0.07 per share	714,286	7	44,993	-	-	-	-	45,000
Issuance of commitment shares - debt financing at $0.19 per share	750,000	8	142,492	-	-	-	-	142,500
Shares issued for note conversion at $0.04725 per share	888,308	9	41,964	-	-	-	-	41,973
Stock-based compensation vesting	-	-	375,720	-	-	-	-	375,720
Stock issued for services at $0.07 to $0.16	1,250,000	13	(13)	-	-	-	-	-
Issuance of shares for distribution agreements at $0.08 to $0.2092	1,200,000	12	(12)	-	-	-	-	-
Recognition of beneficial conversion feature of convertible notes	-	-	68,663	-	-	-	-	68,663
Cumulative effect of adoption of Lease standard ASC 842	-	-	-	(403)	-	-	-	(403)
Net loss for the three months ended June 30, 2019	-	-	-	(649,324)	-	-		(649,324)

Balance at June 30, 2019	72,925,920	$730	$56,665,511	$(56,138,666)	$-	$-	$-	$527,575

Issuance of shares via private placement at $0.06 to $0.07 per share	-	-	-	-	-	-	-	-
Issuance of commitment shares - debt financing at $0.19 per share	250,000	3	10,497	-	-	-	-	10,500
Shares issued for note conversion at $0.04725 per share	5,523,714	55	127,612	-	-	-	-	127,667
Stock-based compensation vesting	250,000	2	36,806	-	-	-	-	36,808
Stock issued for services at $0.07 to $0.16	-	-		-	-	-	-	-
Shares issued for settlement of debt	-	-	-	-	-	-	-	-
Recognition of beneficial conversion feature of convertible notes	-	-	154,739	-	-	-	-	154,739
Cumulative effect of adoption of Lease standard ASC 842	-	-	-	-	-	-	-	-
Net loss for the three months ended September 30, 2019	-	-	-	(629,710)	-	-		(629,710)

Balance at September 30, 2019	78,949,634	$790	$56,995,165	$(56,768,376)	$-	$-	$-	$227,579

Issuance of shares via private placement at $0.02 per share	500,000	5	9,995	-	-	-	-	10,000
Issuance of commitment shares - debt financing at $0.039 per share	250,000	2	9,748	-	-	-	-	9,750
Shares issued for note conversion at $0.01736 to $0.02163 per share	5,021,009	50	84,211	-	-	-	-	84,261
Stock-based compensation vesting	-	-	138,294	-	-	-	-	138,294
Stock issued for services at $0.07 to $0.16	2,850,000	28	(28)	-	-	-	-	-
Issuance of shares for distribution agreements at $0.2092	1,000,000	10	(10)	-	-	-	-	-
Recognition of beneficial conversion feature of convertible notes	-	-	261,084	-	-	-	-	261,084
Cumulative effect of adoption of Lease standard ASC 842	-	-	-	-	-	-	-	-
Net loss for the three months ended December 31, 2019	-	-	-	(827,919)	-	-		(827,919)

Balance at December 31, 2019	88,570,643	$885	$57,498,459	$(57,596,295)	$-	$-	$-	$(96,951)

Issuance of shares via private placement at $0.02 to $0.03 per share	4,256,000	43	88,378	-	-	-	-	88,421
Issuance of commitment shares - debt financing at $0.018 to $0.031 per share	1,100,000	11	55,698	-	-	-	-	55,709
Shares issued for note conversion at $0.01875 to $0.03067 per share	9,862,464	99	242,263	-	-	-	-	242,362
Stock-based compensation vesting	-	-	18,813	-	-	-	-	18,813
Stock issued for services at $0.07 to $0.16	3,250,000	32	(32)	-	-	-	-	-
Shares issued for settlement of debt	-	-	-	-	-	-	-	-
Recognition of beneficial conversion feature of convertible notes	-	-	309,786	-	-	-	-	309,786
Cumulative effect of adoption of Lease standard ASC 842	-	-	-	-	-	-	-	-
Net loss for the three months ended March 31, 2020	-	-	-	(926,337)	-	-		(926,337)

Balance at March 31, 2020	107,039,107	$1,070	$58,213,365	$(58,522,632)	$-	$-	$-	$(308,197)
	-	-	-	-				-
Issuance of shares via private placement at $0.025 to $0.035 per share	6,000,000	60	190,940	-	-	-	-	191,000
Issuance of commitment shares - debt financing at $0.03 to $0.0322 per share	525,000	5	16,570	-	-	-	-	16,575
Shares issued for note conversion at $0.01869 to $0.02128 per share	20,009,621	200	397,863	-	-	-	-	398,063
Stock-based compensation vesting	-	-	245,849	-	-	-	-	245,849
Stock issued for services at $0.31 to $0.32	6,000,000	60	(60)	-	-	-	-	-
Issuance of unrestricted shares - Tangiers Investment agreement at $0.02614 to $0.02754	5,750,000	58	154,360	-	-	-	-	154,418
Recognition of beneficial conversion feature of convertible notes	-	-	182,206	-	-	-	-	182,206
Cumulative effect of adoption of Lease standard ASC 842	-	-	-	-	-	-	-	-
Net loss for the three months ended June 30, 2020	-	-	-	(949,411)	-	-	-	(949,411)

Balance at June 30, 2020	145,323,728	$1,453	$59,401,093	$(59,472,043)	$-	$-	$-	$(69,497)

Issuance of shares to CEO for cash at $0.05 per share	700,000	7	34,993	-	-	-	-	35,000
Issuance of shares via private placement at $0.025 to $0.035 per share	7,850,000	79	214,296	-	-	(60,000)	-	154,375
Issuance of commitment shares - debt financing at $0.027808 to $0.0344 per share	215,000	2	7,541	-	-	-	-	7,543
Shares issued for note conversion at $0.01869 to $0.02128 per share	18,497,751	185	348,462	-	-	-	-	348,647
Stock-based compensation vesting	-	-	31,221	-	-	-	-	31,221
Stock issued for services at $0.31 to $0.32	-	-	-	-	-	-	-	-
Issuance of unrestricted shares - Tangiers Investment agreement at $0.02614 to $0.02754	7,000,000	70	214,994	-	-	-	-	215,064
Recognition of beneficial conversion feature of convertible notes	-	-	-	-	-	-	-	-
Cumulative effect of adoption of Lease standard ASC 842	-	-	-	-	-	-	-	-
Net loss for the three months ended September 30, 2020	-	-	-	(642,869)	-	-		(642,869)

Balance at September 30, 2020	179,586,479	$1,796	$60,252,600	$(60,114,912)	$-	$(60,000)	$-	$79,484

Issuance of shares to CEO for cash at $0.05 per share	-	-	-	-	-	-	-	-
Issuance of shares via private placement at $0.027 to $0.0275 per share	1,824,998	19	49,920	-	-	60,000	-	109,939
Issuance of commitment shares - debt financing at $0.027808 to $0.0355 per share	2,250,000	23	67,977	-	-	-	-	68,000
Shares issued for note conversion at $0.01242 to $0.019602 per share	37,407,876	374	574,992	-	-	-	-	575,366
Stock-based compensation vesting	-	-	71,398	-	-	-	-	71,398
Stock issued for services at $0.0306 to $0.05	5,062,500	50	(50)	-	-	-	-	-
Issuance of unrestricted shares - Tangiers Investment agreement at $0.02675	1,160,000	12	31,020	-	-	-	-	31,032
Recognition of beneficial conversion feature of convertible notes	-	-	26,600	-	-	-	-	26,600
Cumulative effect of adoption of Lease standard ASC 842	-	-	-	-	-	-	-	-
Net loss for the three months ended December 31, 2020	-	-	-	(22,169)	-	-		(22,169)

Balance at December 31, 2020	227,291,853	$2,274	$61,074,457	$(60,137,081)	$-	$-	$-	$939,650

The accompanying notes are an integral part of the condensed consolidated financial statements.

TAURIGA SCIENCES, INC. AND SUBSDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN US$)

(UNAUDITED)

	For the Nine Months Ended
	December 31,
	2020	2019

Cash flows from operating activities
Net loss attributable to controlling interest	$(1,614,449)	$(2,106,953)
Adjustments to reconcile net loss to cash used in operating activities:
Bad debt expense	29,404	2,000
Amortization of original issue discount	84,377	42,715
Non-cash lease operating lease expense	102	160
Depreciation and amortization	653	696
Loss on disposal of fixed assets	-	1,230
Non-cash interest	92,119	20,250
Loss (gain) on extinguishment of debt	-	(113,468)
Gain on lease termination	(836)	-
Amortization of debt discount	616,121	440,578
Common stock issued and issuable for services (including stock-based compensation)	348,469	550,824
Gain on disposal of discontinued operation	139,106	(4,941)
Legal fees deducted from proceeds of notes payable	6,700	16,500
(Gain) loss on the sale of trading securities	-	(10,000)
Unrealized loss (gain) on trading securities	(998,700)	161,769
(Increase) decrease in assets
Prepaid expenses	(20,637)	89,935
Inventory	(102,207)	(106,850)
Proceeds (purchase) of trading securities, net	-	40,000
Accounts receivable	(20,841)	(94,838)
Increase (decrease) in liabilities
Accounts payable	1,800	8,859
Deferred revenue	1,926	-
Accrued expenses	51,125	46,230
Accrued interest	60,551	36,411
Cash used in operating activities	(1,325,217)	(978,893)

Cash flows from investing activities
Investment in VTGN warrants	-	(37,500)
Exercise of unregistered warrants for common stock	(240,000)	-
Loan from Officer	-	50,159
Investment - other	(278,212)	(42,400)
Purchase of property and equipment	(4,138)
Cash used in investing activities	(522,350)	(29,741)

Cash flows from financing activities
Repayment of principal on notes payable to individuals and companies	(100,000)	-
Proceeds from the sale of common stock (including to be issued)	801,563	103,520
Proceeds from notes payable to individuals and companies	220,000	608,500
Proceeds from sale of registered shares - Tangiers Investment Agreement	400,515	-
Proceeds from convertible notes	692,800	-
Cash provided by financing activities	2,014,878	712,020
Net decrease in cash	167,310	(296,614)

Cash, beginning of year	5,348	385,943
Cash, end of period	$172,658	$89,329

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Interest Paid	$50,000	$-
Taxes Paid	$-	$-

NON-CASH ITEMS
Recognition of lease liability and right of use asset at inception	$-	$12,066
Recognition of lease liability and right of use asset lease modification	$-	23,177
Conversion of notes payable and accrued interest for common stock	$1,322,075	$253,900
Original issue discount on notes payable and debentures	$63,333	$52,500
Recognition of debt discount	$208,806	$484,486

The accompanying notes are an integral part of the condensed consolidated financial statements.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2020 AND 2019

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

Tauriga Sciences, Inc. (the “Company”) is a Florida corporation, with its principal place of business being located at 4 Nancy Court, Suite 4, Wappingers Falls, NY 12590. During October 2020, the Company terminated its primary lease in New York City and established its new corporate headquarters in Wappingers Falls New York, effective January 6, 2021. The Company has, over time, moved into a diversified life sciences technology and consumer products company, with its mission to operate a revenue generating business, while continuing to evaluate potential acquisition candidates operating in the life sciences technology and consumer products spaces.

Tauriga Pharma Corp.

On January 4, 2018, the Company announced the formation of a wholly-owned subsidiary in Delaware initially named Tauriga IP Acquisition Corp., which changed its name to Tauriga Biz Dev Corp. on March 25, 2018.

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

Tauriga Sciences Limited

On June 10, 2019, the Company formed a wholly owned subsidiary, Tauriga Sciences Limited, with the Registrar of Companies for Northern Ireland. Tauriga Sciences Limited is a private limited Company. The entity was established in conjunction with e-commerce merchant services. In conjunction to this new entity the Company entered into a two-year lease commencing on June 11, 2019. The office is located at Regus World Trade Centre Muelle de Barcelona, edif. Sur, 2a Planta Barcelona Cataluña 08039 Spain. The Company terminated this lease during October 2020.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2020 AND 2019

(UNAUDITED)

(US$)

NOTE 1 – BASIS OF OPERATIONS (CONTINUED)

Nature of Business (Continued)

Collaboration Agreement with Aegea Biotechnologies Inc.

On April 3, 2020, Tauriga Sciences, Inc. entered into a collaboration agreement (“Collaboration Agreement”) with Aegea Biotechnologies Inc. (“Aegea”), for the purpose of developing a Rapid, Multiplexed Novel Coronavirus (COVID-19) Point of Care Test with Superior Sensitivity and Selectivity (the “SARS-Col 2 Test”). The parties believed that the benefits of the SARS-CoV-2 Test were the following: a Rapid SARS-CoV-2 test with the sensitivity and specificity to eliminate false negatives and false positives, and with the ability to detect and measure viral shed, even in patients who are asymptomatic. This SARS-CoV-2 test would use Aegea’s patented technologies, to take coronavirus testing to the next level by differentiating different strains of SARS-CoV-2. The test, if successful, would be adaptable to additional SARS-CoV-2 strain types as necessary and as the virus mutates. It also has the possibility to be rapidly be customized to provide similarly sensitive and specific assays for other viruses. The Company committed to raise funding for the purposes set forth in under the Collaboration Agreement from its $5,000,000 Equity Line of Credit (“ELOC”) with Tangiers Global, LLC, which became effective on March 16, 2020. Seventy percent (70%) of the net proceeds from the sale of the initial 10,000,000 shares of stock of Tauriga under the ELOC were invested in Aegea for the development of the Covid Test and used to purchase shares of common stock of Aegea, at a purchase price of $4.00 per share. The $4.00 stock price corresponds to a current pre-money valuation of Aegea of $25,000,000 for each tranche of cash, up to the first $2,000,000 of our investment in Aegea. Additionally, as part of our agreement with Aegea, on May 26, 2020, Tauriga issued to Aegea 5,000,000 unregistered common shares of Tauriga common stock. On August 10, 2020, the Company and Aegea amended their Collaboration Agreement. Under the terms of the amendment, having invested 70% of the proceeds from the sale of the initial 10,000,000 shares of Tauriga stock under the ELOC with Tangiers, the Company increased the percentage of proceeds it invested in Aegea on the sale of the remaining shares available under the ELOC agreement from 20% to 40%.

On January 6, 2021, however, the Company determined to terminate its ELOC by terminating each of the Investment Agreement and Registration Rights Agreement, and on January 8, 2021 filed a Post-Effective Amendment to its Form S-1 Registration Statement (333-236923) which removed from registration all shares not previously sold thereunder. This effectively also eliminates our obligation to any additional funding to Aegea under the Collaboration Agreement. As of December 31, 2020, the Company had invested $278,212 in Aegea for 69,553 shares, representing an ownership percentage of 1.03%. As of December 31, 2020, resultant delays of project milestones have led the Company to determined that full recovery of its investment in Aegea is in doubt and has recorded a 50% impairment loss on its condensed consolidated Statement of Operations in the amount of $139,106. Aegea is still moving forward on this project and the Company will continue to monitor the progress.

Chief Marketing Officer

On July 15, 2020, the Company appointed Dr. Keith Aqua (“Dr. Aqua”) as an independent contractor to the position of Chief Medical Officer (“CMO”) and entered into a consulting agreement with Dr. Aqua which carries a term of 12 months from inception, expiring on July 15, 2021. In his CMO capacity, Dr. Aqua will help the Company progress in the development of the Company’s proposed pharmaceutical grade version of Tauri-Gum™. In addition, Dr. Aqua will help establish a distribution network for the Company to market its Tauri-Gum™ brand to a variety of physicians and medical practices in southern Florida. In consideration of the services being provided by Dr. Aqua, and pursuant to the terms of the Agreement, the Company has agreed to issue Dr. Aqua (i) upon entry into the Agreement 750,000 shares of restricted common stock, (ii) agreed to 750,000 shares of restricted common stock which will be issued in equal monthly instalments of 62,500 shares beginning August 15, 2020 and (iii) agreed to $4,000 cash per quarter during the term of the Agreement, payable following the completion of each such quarter. As of December 31, 2020, the Company issued 1,062,500 restricted shares of its common stock to Dr. Aqua valued at $41,969 ($0.0395 per share). Subsequent to December 31, 2020, Dr. Aqua was issued 125,000 restricted shares of its common stock valued at $4,938 ($0.0395 per share).

Master Services Agreement

On December 16, 2020, we entered into a Master Services Agreement with North Carolina based Clinical Strategies & Tactics, Inc. (“CSTI”) to resume the clinical development of its proposed anti-nausea pharmaceutical grade version of Tauri-Gum™. CSTI will primarily focus its efforts on (i) Pharmaceutical Development Strategy, (ii) Commercialization Strategy, and (iii) Funding Strategy. The Company will with work with CSTI’s founder and chief executive officer, JoAnn C. Giannone, who has over 25 years’ experience effectively leading companies through the drug and medical device development process. On December 23, 2020, the Company funded the costs associated with this Agreement, which total consulting fees were $67,500, exclusive of out-of-pocket reimbursable expenses. Under the terms of the Agreement and related statement of work, CTSI will provide a high-level assessment and documentation of the development efforts required to commercialize the proposed pharmaceutical product globally, a commercial assessment, and a review of potential funding strategies and funding sources and potential business partners. The delivery system for this proposed pharmaceutical version is a modified version (with higher concentration of CBD) of the existing Tauri-Gum™” chewing gum formulation based on continued research and development.

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

FOR THE NINE MONTHS ENDED DECEMBER 31, 2020 AND 2019

(UNAUDITED)

(US$)

NOTE 1 – BASIS OF OPERATIONS (CONTINUED)

COMPANY PRODUCTS (CONTINUED)

TAURI-GUMTM (CONTINUED)

Under the terms of the agreement, Per Os Bio produces Tauri-GumTM based on the following criteria:

A.	By composition, the CBD Gum will contain 10 mg of CBD Isolate;
B.	The initial production run will be mint flavor;
C.	This proprietary CBD Gum will be manufactured under U.S. Patent # 9,744,128 (“Method for manufacturing medicated chewing gum without cooling”);
D.	Each Production Batch, including the initial production run, is estimated to yield 70,000 gum tablets or 8,700 Units (each Unit contains 8 gum tablets);
E.	Integrated Quality Control Procedures: Each production batch will be tested by a 3rd Party for CBD label content, THC content (0%), and clear for microbiology;
F.	The packaging, for retail marketplace, will consist of 8 count (gum tablet count) blister card labeled (the “Pack(s)”) with Lot # as well as Expiration Date.;
G.	Outer sleeve in the Company’s artwork and graphic design(s) and label copy; and
H.	Shipping System: Bulk packed 266 Packs per master case (“Palletized”).

Under terms of the agreement with Per Os Bio:

A.	Each product order will consist of 8,700 Packs (unless otherwise agreed upon by both parties);
B.	½ of initial production invoice due within 3 days of execution of Manufacturing Agreement;
C.	We will provide graphic design artwork, logo, and label design to Per Os Bio;
D.	We implement Kosher Certification Process;
E.	We procure appropriate Product & Liability insurance policy (as of this report date the Company has in effect an $8,000,000 product liability policy); and
F.	We acquire legal opinion with respect to the confirmation of the legality to sell this CBD Gum on the Federal Statute Level.

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

FOR THE NINE MONTHS ENDED DECEMBER 31, 2020 AND 2019

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

The Company has also commenced production of its second version of CBG Infused Tauri-Gum - Black Currant Flavor (each piece of Chewing Gum contains 15mg of CBG isolate). The Company’s Black Currant Flavor - CBG Infused Tauri-Gum™: Kosher Certified, Vegan, Halal, Lab-Tested, NON-GMO, Allergen Free, Gluten Free, 15mg CBG/Piece of Chewing Gum, 100% Made in the USA.

During the nine months ended December 31, 2020, the Company received and commenced sales of Peach-Lemon and Black Currant CBG Gum.

IMMUNE BOOSTER VERSION OF TAURI-GUM™

On May 29, 2020, the Company announced that it has commenced development of an Immune Booster version of Tauri-Gum™, which commenced sales during the three months ended September 30, 2020. This product contains 60mg of Vitamin C and 10mg of Elemental Zinc (“Zinc”) in each piece of chewing gum. This product does not contain any phytocannabinoids (i.e., CBD or CBG). The Company’s Immune Booster Tauri-Gum™ product, is: Kosher certified, Halal Vegan, Lab-Tested, non-GMO, allergen free, gluten free, infused with 60mg Vitamin C & 10mg Elemental Zinc/per each piece of gum, no phytocannabinoids, and 100% made in the United States of America. This product was developed for general usage and as with respect to the entirety of the Company’s retail Tauri-Gum™ product line, there are no “treatment claims” made.

RAINBOW DELUXE SAMPLER PACK

On June 15, 2020, the Company, introduced its Rainbow Deluxe Sampler Pack (“Rainbow Pack”). The Rainbow Pack is comprised of one blister pack of each Tauri-Gum’s™ flavors (6 blister packs in total) and will be available exclusively on the Company’s E-Commerce website (www.taurigum.com). The Rainbow Pack is comprised of three Tauri-Gum™ flavors of Cannabidiol (“CBD”) infused (Mint, Blood Orange, Pomegranate), two of the Tauri-Gum™ flavors are Cannabigerol (“CBG”) infused (Peach-Lemon, Black Currant), and one Tauri-Gum™ flavor is Vitamin C + Zinc (“Immune Booster”) infused (Pear Bellini). The introductory price of the Rainbow Pack is $99.99 per pack. The Rainbow pack commercially launched in late September 2020.

OTHER PRODUCTS

The Company, from time to time, will offer various formats of CBD product through its e-commerce website. As of this report date the Company is currently offering a 70% dark chocolate 20mg CBD non-GMO dietary supplement and 100mg CBD scented bath bombs (Mint, Pomegranate and Blood Orange). The Company’s current offering includes a line of skin care products sold on its ecommerce website under the product line name of Uncle Bud’s. The skin care products include three different 4.2mg CBD facemasks (collagen, detoxifying and tightening masks), 100mg CBD daily moisturizer, 30mg CBD anti-wrinkle dream, hand and foot cream with hemp seed oil, 120mg CBD massage and body oil, 240mg CBD body revive roll-on, 35mg CBD transdermal patch and 120mg CBD body spray. Additionally, on December 1, 2020 the Company announced the commencement of development of a Caffeine infused version of Tauri-Gum™. When production run is complete, this will represent the 7th SKU of the Tauri-Gum™ product line.

COVID-19 delays, affecting delivery of Tauri-Gummies™ inventory, during December 2020 and adverse effect on December 2020 E-Commerce sales

Following the highest monthly e-commerce sales that the Company has generated to date, November 2020 e-commerce net revenue of $41,730, delays arose due to COVID-19 related issues, specifically affecting the packager of the Tauri-Gummies™ product. As a result, the manufacturer failed to to deliver the anticipated shipment of Tauri-Gummies™ inventory during December 2020. This negatively impacted e-commerce revenue for the three months ended December 31, 2020. In addition to deferred revenue of $2,030 as a result of paid-in-full out-of-stock orders, it is likely a substantial number of e-commerce orders were not placed due to product unavailability. The Company depleted its Tauri-Gummies™ inventory on or around December 1, 2020. The Company was notified by its manufacturer (CureSupport NA) that the delivery of approximately 2,000 jars of Tauri-Gummies™, had been delayed until approximately January 15, 2021. The Company has received the shipment of Tauri-Gummies™ and fulfilled the orders associated with the deferred revenue as of this report date.

DISTRIBUTION OF THE COMPANY’S PRODUCTS

E&M Distribution Agreement

On April 1, 2019, the Company entered into a distribution agreement with E&M Ice Cream Company (“E&M”) to establish Tauri-GumTM in the greater New York City marketplace (the “E&M Distribution Agreement”), with substantial levels of both financial resources and marketing support. The Company had both received payment for and completed an initial delivery of $54,000 of Company product to E&M in March 2019, and re-orders in the first quarter of fiscal 2020. In connection with the E&M Distribution Agreement, the Company issued 1,000,000 restricted shares of the Company’s common stock and tendered a one-time cash payment of $125,000 to E&M for early stage marketing and distribution support services. This $125,000 cash component was paid in full to E&M on April 1, 2019, and the value of the shares is reflected in stock-based compensation based on the grant date of April 1, 2019. These shares were issued on December 26, 2019.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2020 AND 2019

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

North Eastern United States Distribution Agreement

On April 30, 2019, the Company, entered into a non-exclusive comprehensive distribution agreement with Sai Krishna LLC (“SKL”), a New Jersey based distributor, with relationships in the Northeast region of the United States and Asia. In connection with the SKL Agreement, the Company had issued 1,000,000 restricted common shares the Company’s stock in accordance with a further division of such shares as previously disclosed by us in previous periodic reports. The SKL distribution agreement expired on April 30, 2020 and was not renewed. Further, in connection with this agreement, on May 11, 2019, we also entered into a consulting agreement with Ms. Neelima Lekkala, who was appointed Vice President of Distribution & Marketing. This consulting agreement had a one-year term and expired on May 11, 2020 and was not renewed by us. As of December 31, 2020, Ms. Lekkala earned commission in the amount of $1,143.

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

In connection with the issuances of any restricted securities by the Company regarding the above-described distribution agreements or other agreements described in our annual report dated March 31, 2020 filed with the Securities and Exchange Commission on June 29, 2020, Part II, Item 5, Unregistered Sales of Equity Securities for additional information. No equity was issued as a result of this agreement.

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

On July 28, 2020, the Company and OG mutually agreed to terminate this sales arrangement. The Company and OG arranged for a buyer to purchase substantially all of the remaining inventory. Any remaining inventory will be used as samples and promotional items. All items under this agreement were removed from the Company’s website. As of December 31, 2020, no third-party commissionable sales were recorded.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2020 AND 2019

(UNAUDITED)

(US$)

NOTE 1 – BASIS OF OPERATIONS (CONTINUED)

DISTRIBUTION OF THE COMPANY’S PRODUCTS (CONTINUED)

Tauri-GumTM Product Line on IndiaMART

On May 26, 2020, the Company, announced that it has entered the fast-growing CBD retail marketplace of India. After several months of preparatory work, the Company has successfully listed the entirety of its Tauri-Gum™ product line with India’s leading E-Commerce Company (B2B, B2C, Customer to Customer), IndiaMART InterMESH Ltd. (“IndiaMART” or “IndiaMART.com”). The Company will sell each blister pack of its CBD infused Tauri-Gum™ (Mint, Blood Orange, and Pomegranate flavors) for 1,200 INR and each blister pack of its CBG infused Tauri-Gum™ (Peach-Lemon flavor) for 1,650 Indian Rupees. As of December 31, 2020, the Company has not recognized any sales under this arrangement.

Mr. Checkout Distribution Agreement

On June 29, 2020, the Company entered into a “Go-To-Market” distribution agreement with Mr. Checkout Distributors (“Mr. Checkout”), a marketing and consulting company located in Oviedo, Florida. The Mr. Checkout agreement enables the Company to launch its flagship brand Tauri-Gum™ through Mr. Checkout’s network of independent direct store distributors that service approximately 150,000 stores and retail locations across the United States. These stores include well-known convenience stores, gas station marts and supermarket chains. Under the terms of this agreement, on July 7, 2020, the Company paid a one-time $5,000 retainer on commission against the first $100,000 in sales. Subsequent commissions shall be paid to Mr. Checkout during the first thirty (30) days of the subsequent quarter once retainer has been met and exceeded. Commission will not be paid until the retainer has been met. As of December 31, 2020, the Company has recognized no sales via this agreement.

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

FOR THE NINE MONTHS ENDED DECEMBER 31, 2020 AND 2019

(UNAUDITED)

(US$)

NOTE 1 – BASIS OF OPERATIONS (CONTINUED)

DISTRIBUTION OF THE COMPANY’S PRODUCTS (CONTINUED)

Stock Up Express Agreement

Effective February 1, 2021, the Company entered into a distribution agreement with Connecticut based Stock Up Express, a division of Bozzuto’s Inc., a distributor that generates more than $3 Billion in annual sales. The agreement shall remain in effect for a period of two (2) years, with automatic renewal for additional successive one (1) year terms. Under terms of this distribution agreement, Stock Up Express will market and resell the Company’s flagship brand, Tauri-Gum™, to its customer base of wholesale and retail customers in the mainland United States. The two companies will jointly market Tauri-Gum™ to Stock Up Express’ customer base. The Agreement allows for modification of product offerings, and the Company expects to offer additional product items over the course of calendar year 2021. Either party may terminate this Agreement for convenience by giving a sixty (60) day written notice to the other party or either party has the right to terminate this agreement if the other party breaches or is in default of any obligation hereunder, including the failure to make any payment when due, which default is incapable of cure or which, being capable of cure, has not been cured within thirty (30) days after receipt of written notice from the non-defaulting Party or within such additional cure period as the non-defaulting Party may authorize in writing.

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

Furthermore, with respect to Company’s developing CBG product line, the FDA has provided no guidance as to how cannabinoids other than CBD (such as CBG) shall be regulated under the FD&C Act, and it is unclear at this time how such potential regulation could affect the results of the operations or prospects of the Company or this product line.

New York State Department of Health

The New York State Department of Health (NYDPH) has begun implementing regulations concerning the processing and retail sale of hemp derived cannabinoids. Under the regulations, “cannabinoid” is broadly defined as “any phytocannabinoid found in hemp, including but not limited to, Tetrahydrocannabinol (THC), tetrahydrocannabinolic acid (THCA), cannabidiol (CBD), cannabidiolic acid (CBDA), cannabinol (CBN), cannabigerol (CBG), cannabichromene (CBC), cannabicyclol (CBL), cannabivarin (CBV), tetrahydrocannabivarin (THCV), cannabidivarin (CBDV), cannabichromevarin (CBCV), cannabigerovarin (CBGV), cannabigerol monomethyl ether (CBGM), cannabielsoin (CBE), cannabicitran (CBT). Cannabinoids do not include synthetic cannabinoids as that term is defined [under New York law].”

These regulations came into effect on January 1, 2021, and all “cannabinoid hemp processors” and “cannabinoid hemp retailers” operating within the state of New York must be licensed by the NYDPH. The regulations expressly allow for food and beverages to contain “cannabinoids”, so long as such products meet certain requirements. To this end, the Company is in the process of preparing to submit its license application with the NYDPH in compliance with this legislation.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2020 AND 2019

(UNAUDITED)

(US$)

NOTE 1 – BASIS OF OPERATIONS (CONTINUED)

REGULATORY MATTERS (Continued)

New York State Department of Health (Continued)

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

OTHER BUSINESS ITEMS

Certified by Wal-Mart, Inc. to become a Domestic Supplier

On December 23, 2019, the Company announced that is has been certified by Wal-Mart, Inc. (“Walmart”) to become a domestic supplier. This certification from Walmart was obtained by the Company on December 19, 2019. On May 26, 2020, we also announced that our Walmart marketplace seller application had been officially approved. In joining Walmart marketplace, the Company has the opportunity to expand the presence of its products and product lines, with access to over a hundred million monthly customers. The Company is also approved to both list products on Walmart.com and sell directly to Walmart buyers. As of December 31, 2020, the Company has not recognized any sales through this channel. The Company was designated, by Walmart, Supplier ID # 36223459 and SAP Supplier # 1600179472.

Approval to Operate Global Seller Account by Alibaba Group

On January 6, 2020, the Company announced that is has been approved by Chinese multinational conglomerate, Alibaba Group (“Alibaba”), to operate a Global Seller Account. In addition, the Company has been designated as a Gold Supplier (Gold Tier Level Supplier). This Alibaba approval opens up the global marketplace to the Company, its products, its product lines, as well as future business opportunities. The Company has a relationship with a fulfillment facility in mainland China and is focusing on meeting buyers and virtual Alibaba Tradeshows. As of December 31, 2020, the Company has not recognized any sales through this channel.

Certified as Affiliate Vendor by The National Association of College Stores

On January 7, 2020, the Company announced that is has been certified by the National Association of College Stores (“NACS”) as an affiliate vendor. As a vendor of NACS, the Company has joined the most comprehensive group of campus retailers working to provide the best services and selections to college students across the United States. On January 12, 2021, the Company announced that its status as an affiliate vendor has been renewed by the NACS. The Company has been designated, by NACS, its Affiliate Vendor ID # 113921.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2020 AND 2019

(UNAUDITED)

(US$)

NOTE 1 – BASIS OF OPERATIONS (CONTINUED)

OTHER BUSINESS ITEMS

Investment Agreement and Registration Rights Agreement

On January 21, 2020, the Company entered into a $5,000,000 equity line financing agreement (“Investment Agreement”) with Tangiers Global, LLC (“Tangiers”), as well as a registration right agreement related thereto (“Registration Rights Agreement”). The term of the financing is over a period of 36 months. Pursuant to the Registration Rights Agreement, a maximum of 76,000,000 shares of our Common Stock may be sold to Tangiers from time to time, which were registered on our Form S-1 Registration Statement and declared effective by the Securities and Exchange Commission on March 16, 2020.

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

As of December 31, 2020, we had issued 13,910,000 shares of Common Stock in exchange for an aggregate of $400,514 under this equity line of credit facility. The Company has not issued any put notices subsequent to this balance sheet date. The final put notice was issued October 1, 2020.

On January 6, 2021, the Company determined to terminate its equity line of credit facility by terminating each of the Investment Agreement and Registration Rights Agreement, and on January 8, 2021 filed a Post-Effective Amendment to its Form S-1 Registration Statement (333-236923) removing from registration all shares of common stock not previously sold thereunder.

Whole Foods Market, Inc. Registration

On June 8, 2020, the Company, announced that became a Registered Whole Foods Market, Inc. (“Whole Foods”) Vendor (“Supplier”). The Company’s information has now been updated in the Whole Foods Vendor Reporting Portal. As of December 31, 2020, the Company has not recognized any sales through this channel.

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

KushCo Holdings, Inc.

Effective July 10, 2020, the Company and KushCo Holdings, Inc., a Nevada corporation (“KushCo”), entered into a Product Placement Membership Agreement (the “Placement Agreement”). Under the terms of the Placement Agreement, KushCo will provide placement services of the Company’s Tauri-Gum™ product line(s), and will assist with retail activation, product incubation, branding and marketing solutions, and sales management services. As compensation for providing such services and placement of the Company’s products, when KushCo or one of its affiliates consummates a purchase, distribution or sale of products (either directly or through third parties), KushCo will be paid a fee equal to 10% of the total gross sales for such transaction(s) (the “Placement Fee”). The Placement Fee shall be earned as of the date of the respective transaction and shall be paid in cash by the Company on a monthly basis and no later than the last calendar day of each calendar month. The Placement Agreement has a term of two (2) years, unless earlier terminated upon sixty (60) days’ notice to the Company, as provided under the KushCo Agreement. As of December 31, 2020, the Company has not recognized any sales through this channel.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2020 AND 2019

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

Blink Charging Company

On March 29, 2018 the Company’s then named subsidiary - Tauriga Biz Dev Corp. - entered into an independent sales representative agreement with Blink Charging Company (NASDAQ: BLNK) (“BLINK”). Under this agreement we became a non-exclusive independent sales representative to solicit orders from potential customers for EV (“Electric Vehicle”) Stations placement. This sales agreement has a three-tier compensation model based on whether we contract the new customer to purchase equipment outright from BLINK or enter into one of two revenue-sharing agreements. On June 29, 2018, the Company purchased four BLINK Level – 2 - 40” pedestal chargers for permanent placement in a retail location or locations whereby the Company will pay a variable annual fee based on 7% of total revenue per charging unit. The rest of the proceeds will be split 80/20 between the Company and the host location owner or its assignee. As of December 31, 2020, we had not installed any of these machines in any locations, and no revenue has been generated through the Blink contract. The Company has decided to abandon this business line, and therefore, we have reclassified these assets as held for sale.

Going Concern

During the fourth quarter of the year ended March 31, 2019, the Company began sales and marketing efforts for its Mint flavored Tauri-GumTM product. During the nine months ended December 31, 2020, the Company recognized net sales of $215,113 and a gross profit of $35,284, compared to net sales of $201,881 and a gross profit of $35,719 for the same period during the same period in the prior year. At December 31, 2020, the Company had a working capital surplus of $922,687 compared to a working capital deficit of $334,832 for the year ended March 31, 2020. The improvement is largely resultant from increased inventory levels and an increase in value of trading securities. Although the Company has a working capital surplus, there is no guarantee that this will continue therefore it still believes that there is uncertainty with respect to continuing as a going concern.

On July 1, 2019, months after the NYC Department of Heath announced a ban on cannabidiol in foods and beverages (mainly focused on restaurants and baked goods), the result of which was that the updated New York City Health Code now includes an embargoing of CBD-infused Edible(s) Products (including packaged products). The Company is hopeful that due to the recent regulatory regime for cannabinoid products implemented by the NYDPH, the New York City Council will remove the current CBD ban and implement regulations surrounding CBD products in a logical and prompt manner. The Company believes it is well positioned under the current regulatory structure, and has taken a conservative approach towards its products, including, for example, ensuring that its product manufacturer periodically tests for compliance with the Agricultural Improvement Act of 2018, such as utilizing CBD oils from hemp plants which contain 0.3% or less THC content. Subsequent to the balance sheet date, the State of New York has determined that it is allowable to sell CBD Infused Edible products in the forms of both food and drink (inclusive of chewing gum). It was also determined that no time can CBD be sold in products that contain either alcohol or tobacco. Additionally, the State of New York also said that NO CBD product may be sold if it contains more than 0.3% (1/333rd by Composition) THC. No Individual food or beverage product may contain more than 25mg of Hemp-Extracted Cannabinoids (“CBD” or “CBG”) per serving. Food and drink infused with CBD and Other Hemp Extracts must be packaged by the manufacturer and extracts cannot be added at the retail level. The Company’s entire product line will comply with these standards.

The Company, in the short term, intends to continue funding its operations either through cash-on-hand or through financing alternatives. Management’s plans with respect to this include raising capital through equity markets to fund future operations as well as the possible sale of its remaining marketable securities which had a market value of $1,377,400 at December 31, 2020. In the event the Company cannot raise additional capital to fund and/or expand operations or fails to raise adequate capital and generate adequate sales revenue, or if the regulatory landscape were to become more difficult or result in regulatory enforcement, it could result in the Company having to curtail or cease operations.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2020 AND 2019

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

In an effort to support the Company’s future capital needs, on January 21, 2020, the Company entered into a $5,000,000 equity line financing agreement with Tangiers, as well as a registration right agreement related thereto. The financing is over a maximum of 36 months. Pursuant to the Registration Rights Agreement, a maximum of 76,000,000 shares of our common stock, par value $.00001 per share that we may sell to Tangiers from time to time will be registered by us on Form S-1 with the Securities and Exchange Commission under the Securities Act of 1933, as amended, for this financing. As a result of the Company’s Collaboration Agreement with Aegea, whereby seventy percent (70%) of the Net Proceeds from the sale of the initial 10,000,000 shares of stock of Tauriga using the ELOC were transferred to and invested in Aegea for the purchase of common stock of Aegea, and forty percent (40%) as amended August 10, 2020 of all subsequent Net Proceeds, this arrangement will provide less capital to ongoing operations. Additionally, the Company has excluded 4,000,000 shares under this agreement to cover liabilities and expenses related to the establishment and maintenance of this agreement. (See earlier in this Note for a more complete description under Investment Agreement and Registration Rights Agreement). As of December 31, 2020, the Company has issued 3,910,000 of the excluded 4,000,000 shares. On January 8, 2021, the Company filed a Post-Effective Amendment to its January 21, 2020 S-1 Investment Agreement and Registration Rights Agreement to terminate the effectiveness of the Registration Statement and to remove from registration all securities registered but not sold under the Registration Statement.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Consolidated Financial Statements

These condensed consolidated financial statements include the accounts and activities of Tauriga Sciences, Inc., its wholly-owned Canadian subsidiary, its wholly-owned subsidiary Tauriga Pharma Corp. (f/k/a Tauriga Biz Dev Corp – or “Tauriga BDC” and referenced herein as Tauriga BDC for contextual purposes only in describing the Blink contractual arrangement) and Tauriga Sciences Limited. All intercompany transactions have been eliminated in consolidation. As of December 31, 2020, there is no activity in any of the Company’s subsidiaries other than Tauriga Pharma Corp. holding the electric car chargers and the leasehold interest in Tauriga Sciences Limited.

Segment Information

The Company plans to adopt provisions of ASC 280-10 Segment Reporting subsequent to this report date. This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making internal operating decisions. The Company and its Chief Operating Decision Makers determined that the Company’s operations consist of two segments: (i) The first division consists of all retail, wholesale and e-commerce product sales of CBD/CBG Tauri-GumTM, Tauri-GummiesTM, and other CBD/CBG products, and (ii) the second segment will be a research and development division that consist of liabilities and results from any activity relative to the progress in the development of the Company’s FDA IND application for Phase II Trial of its proposed pharmaceutical grade version of Tauri-Gum™. The cost basis investment in Aegea has been treated as a non-operating asset and will therefore not be reported as a part of the research and development division. During the nine months ended December 31, 2020 and 2019, all operating revenue and expenses fall under the Gum and Gummies division with the exception of the legal fees in the amount of $2,228 and none, respectively.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2020 AND 2019

(UNAUDITED)

(US$)

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

On March 29, 2018 the Company, through Tauriga BDC, entered into an independent sales representative agreement with Blink to be a non-exclusive independent sales representative. Under the agreement with Blink, the Company may solicit orders from potential customers for EV charging station placement. On June 29, 2018, the Company purchased four Blink Level 2 - 40” pedestal chargers for permanent placement in a retail location or locations whereby the Company will pay a variable annual fee based on 7% of total revenue per charging unit. The remainder of the proceeds will be split 80/20 between the Company and the host location owner or its assignee. The host location owner will pay for the cost of providing power to these unit as well as installation costs. As of December 31, 2020, we have not installed any of these machines in any locations, and no revenue has been generated through the Blink contract. The Company has decided to abandon this business line, and therefore, we have reclassified these assets as held for sale.

The Company recognizes revenue upon the satisfaction of the performance obligation. The Company considers the performance obligation met upon shipment of the product or delivery of the product. For ecommerce orders, the Company’s products are shipped by a fulfillment company and payment is made in advance of shipment either through credit card or PayPal. The Company also delivers the product to its customers that they market to in the metropolitan New York Tri-State area that are not covered under any existing distribution agreements. The Company generally collects payment within 30 to 60 days of completion of its performance obligation, and the Company has no agency relationships. The Company recognized net revenue from operations in the amount of $215,113 during the nine months ended December 31, 2020 compared to $201,881 for the same period in the prior year. All revenue is from the sale of the Company’s Tauri-GumTM product line and there were accounts receivable, net of allowance for doubtful accounts in the amount of $34,017 outstanding for these sales, as of December 31, 2020.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts, which includes sales returns, sales allowances and bad debts. The allowance adjusts the carrying value of trade receivables for the estimate of accounts that will ultimately not be collected. An allowance for doubtful accounts is generally established as trade receivables age beyond their due dates, whether as bad debts or as sales returns and allowances. As past due balances age, higher valuation allowances are established, thereby lowering the net carrying value of receivables. The amount of valuation allowance established for each past-due period reflects the Company’s historical collections experience, including that related to sales returns and allowances, as well as current economic conditions and trends. The Company also qualitatively establishes valuation allowances for specific problem accounts and bankruptcies, and other accounts that the Company deems relevant for specifically identified allowances. The amounts ultimately collected on past-due trade receivables are subject to numerous factors including general economic conditions, the financial condition of individual customers and the terms of reorganization for accounts exiting bankruptcy. Changes in these conditions impact the Company’s collection experience and may result in the recognition of higher or lower valuation allowances. At December 31, 2020, the Company has established an allowance for doubtful accounts in the amount of $93,550.

Sales Refunds

The Company’s refund policy allows customers to return product for any reason except where the customer does not like the taste of the product. The customer has 30 days from the date of purchase to initiate the process. Returns are limited to one return or exchange per customer. Only purchases up to $100 qualify for a refund. Approved return/refund requests are typically processed within 1-2 business days. For product purchases made through a Tauri-GumTM distributor or retailer, the customer is required to work with original purchase location for any return or exchange. The Company has not established a reserve for returns as of December 31, 2020 however will monitor the refunds to estimate whether a reserve will be required.

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

FOR THE NINE MONTHS ENDED DECEMBER 31, 2020 AND 2019

(UNAUDITED)

(US$)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash Equivalents

For purposes of reporting cash flows, cash equivalents include investment instruments purchased with an original maturity of three months or less. At December 31, 2020, the Company’s cash on deposit with financial institutions did not exceed the total FDIC insurance limit of $250,000. At December 31, 2020 and March 31, 2020, the Company had a cash balance of $172,658 and $5,348, respectively. The Company’s does not expect, in the near term, for its cash balance to exceed the total FDIC insurance limit of $250,000 for other than very short periods of time where the Company would use such cash in excess of insurance in the very short-term in operating activities. To reduce its risk associated with the failure of such financial institution, the Company holds its cash deposits in more than one financial institution and evaluates at least annually the rating of the financial institution in which it holds its deposits. The Company had no cash equivalents as of December 31, 2020 and March 31, 2020.

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

Investment – Cost Method

Investment in other companies that are not currently trading, are valued based on the cost method as the Company holds less than 20% ownership in these companies and has no influence over operational and financial decisions of the companies. The Company will evaluate, at least annually, whether impairment of these investments is necessary under ASC 320. As of December 31, 2020 and March 31, 2020, the Company has not impaired any of their cost method investments.

Inventory

Inventory consists of finished goods in salable condition stated at the lower of cost or market determined by the first-in, first-out method. The inventory consists of packaged and labeled salable inventory. Shipping of product to finished good inventory fulfilment center is also included in the total inventory cost. Shipping of product upon sale for e-commerce sales is paid by the customer upon ordering for orders of single packs of Tauri-GumTM. For multiple pack or wholesale product orders shipping cost is paid by the Company. As of December 31, 2020, the Company’s inventory on hand had a value of $230,918. The Company has not established any inventory reserve on the Tauri-GumTM as of December 31, 2020.

Shipping and Handling Costs

The Company’s fulfillment handling costs are provided by independent contractors through fixed fee arrangements which may also include incentives.  These fees also contain a large degree of consultative, administrative and warehousing services as part of the fixed fee. Management believes that due to these factors it is more representative to include these amounts as general and administrative costs instead of cost of goods sold.  For the three and nine months ended December 31, 2020, the Company incurred fulfillment costs in the amount of $25,250 and $64,200 compared to $6,450 and $6,450 in the same period in the prior year.

Shipping cost for the Company consists of product movement to and from trade shows, between office locations, mailing of samples and product shipments. The cost of shipping is typically not charged to the customer when they order more than one product from on the website. Customer shipping of large customers wholesale orders are done on a reimbursement basis therefore any shipping revenue and shipping expense are largely recorded as offsetting gross revenues and cost of goods sold. The Company had net shipping expense:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Shipping revenue	$2,622	$23,913	$4,453	$24,438
Shipping expense	(5,732)	(25,995)	(17,762)	(28,029)
Net shipping expense	$(3,110)	$(2,082)	$(13,309)	$(3,989)

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

Net Loss Per Common Share

The Company computes per share amounts in accordance with FASB ASC Topic 260 “Earnings per Share” (“EPS”), which requires presentation of basic and diluted EPS. Basic EPS is computed by dividing the income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock and common stock equivalents outstanding during the periods; however, potential common shares are excluded for period in which the Company incurs losses, as their effect is anti-dilutive. For the three and nine months ended December 31, 2020 and 2019, basic and fully diluted earnings per share were the same as the Company had losses in this period.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2020 AND 2019

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

Research and Development

The Company expenses research and development costs as incurred. Research and development costs were $7,173 and $3,852 for the nine months ended December 31, 2020 and 2019, respectively. The Company is continually evaluating products and technologies, and incurs expenses relative to these evaluations, including in the natural wellness space, such as Tauri-Gum™ product development of new flavor formulations and other CBD delivery products, as well as development of a Cannabigerol (“CBG”) Isolate Infused version of its Tauri-Gum™ brand. We also incur expenses relative to collaboration agreements and any activity relative to the progress in the development of the Company’s FDA IND application for Phase II Trial of its proposed pharmaceutical grade version of Tauri-Gum™, as well as intellectual property or other related technologies. As the Company investigates and develops relationships in these areas, resultant expenses for trademark filings, license agreements, website and product development and design materials will be expensed as research and development. Some costs will be accumulated for subsidiaries prior to formation of any new entities.

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

FOR THE NINE MONTHS ENDED DECEMBER 31, 2020 AND 2019

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

As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by ASC 740 and concluded that the tax position of the Company does not meet the more-likely-than-not threshold as of December 31, 2020.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2020 AND 2019

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

The following table disaggregates the Company’s revenue by sales channel for the nine months December 31:

	2020	2019
Revenue:
Distributor	$-	$15,592
E-Commerce	169,428	8,523
Wholesale	45,685	177,766
	$215,113	$201,881

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2020 AND 2019

(UNAUDITED)

(US$)

NOTE 3 – REVENUE (CONTINUED)

Revenues in the nine months ended December 31, 2020 from largely from its E-Commerce channel. As of December 31, 2020, the Company’s established allowance for doubtful account collectability in the amount of $93,550 was wholly attributable to the Wholesale channel. There were no significant contract asset or contract liability balances for all periods presented. The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

Collections of the amounts billed are typically paid by the customers within 30 to 60 days.

NOTE 4– INVENTORY

Inventory from continuing operations

Inventory value by product as of:

	December 31, 2020	March 31, 2020
	(Unaudited)
CBD/CBG Tauri-GumTM	$225,243	$120,480
Tauri-GummiesTM	-	4,029
Other Gummies (1)	-	2,425
Other (2)	5,675	1,776
Total Inventory	$230,918	$128,710

(1)	This segment of inventory is stock that was purchased in conjunction with Resale Agreement with OG Laboratories, LLC.

(2)	Other inventory consists of holiday pouches sold as a bundled of Tauri-GumTM, other CBD products and skin care.

At December 31, 2020, there were $21,827 of prepayments on deposit with manufactures of Company products.

At March 31, 2020, the Company had deposits to Per Os Bio in the amount of $96,688 for the manufacturing costs of Tauri-GumTM for goods not yet available for sale.

NOTE 5– PROPERTY AND EQUIPMENT

The Company’s property and equipment is as follows:

	December 31, 2020	March 31, 2020	Estimated Life
	(Unaudited)
Computers, office furniture and other equipment	$62,692	$69,638	3-5 years
Less: accumulated depreciation	(56,813)	(56,160)

Net	$5,879	13,478

During the nine months ended December 31, 2020, the Company purchased office furniture in the amount of $4,138. The furniture will be depreciated over 60 months commencing when it is put into service in the new Company headquarters on January 6, 2021.

On June 29, 2018, the Company purchased four Blink Level 2 – 40” pedestal chargers for permanent placement in one or more retail locations whereby the Company would share revenue from these electric car vehicle charging units with such location owner. No depreciation expense has been recorded for the charging units as of December 31, 2020 due to the fact that they have not been placed in service. As of April 1, 2020, these charging units were reclassified as assets held for resale.

Depreciation expense for the three and nine months ended December 31, 2020 was $218 and $653 and $232 and $696 for the same periods in the prior year.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2020 AND 2019

(UNAUDITED)

(US$)

NOTE 6 – OPERATING LEASE

The Company has adopted ASU No. 2016-02, Leases (Topic 842), as of April 1, 2019 and will account for new leases in terms of the right of use assets and offsetting lease liability obligations for this new lease under this pronouncement. In accordance with ASC 842 – Leases, effective April 1, 2019, the Company recorded a net lease right of use asset and a lease liability at present value of approximately $7,492 and $7,895, respectively. The Company recorded these amounts at present value, in accordance with the standard, using a discount rate of 8% which is representative of the last borrowing rates for notes issued to non-related parties. The right of use asset is composed of the sum of all lease payments, at present value, and is amortized straight line over the life of the expected lease term. For the expected term of the lease the Company used the initial term of the two-year lease. Upon the election by the Company to extend the lease for additional years, that election will be treated as a lease modification and the lease will be reviewed for remeasurement. This lease will be treated as an operating lease under the new standard.

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

Corporate office – New York

On December 1, 2017, the Company relocated its corporate headquarters from Danbury, Connecticut to New York, New York. The Company has entered into a two-year lease at $1,010 per month for the term of the lease. The lease right of use asset for this lease at adoption was $7,492 and will be amortized on a straight-line basis over the remaining term of the lease. For the nine months December 31, 2020 and 2019, the Company recorded a lease expense of $8,062 and $6,322. On September 1, 2019, the Company entered into a two-year lease extension with the modified lease expiring November 30, 2021. The lease modification required the Company to remeasure the lease asset and lease liability based on the original lease. The Company recorded a net lease right of use asset and a lease liability at present value of approximately $26,093 for each. The Company recorded these amounts at present value, in accordance with the standard, using a discount rate of 8.98% which was representative of the weighted average borrowing rates for all notes issued to non-related parties based on the respective principal balances at the time of the lease extension. During October 2020, the Company terminated this lease and recorded a gain on lease disposal of $750. As of December 31, 2020, as a result of the lease termination the Company had neither an unamortized lease right of use asset or a lease liability associated with this lease.

Effective January 6, 2021, the Company moved its corporate headquarters to 4 Nancy Court, Suite 4, Wappingers Falls, New York 12590. The Company’s telephone number remains the same, phone: 917-796-9926. The Company entered into a two-year lease, expiring January 31, 2023. Tenant will pay $19,200 ($1,600 per month) during the first year of the term and $21,000 ($1,750 per month) during the second year of the term. The Company paid $1,600 as a security deposit.

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

During October 2020, the Company terminated this lease and recorded a gain on lease disposal of $86. As of December 31, 2020, as a result of the lease termination the Company had neither an unamortized lease right of use asset or a lease liability associated with this lease.

The lease right of use asset, at inception, of $27,050 is amortized on a straight-line basis over the term of the lease. The present value of the New York corporate office lease had an initial present value of $22,476 at December 1, 2017. The Barcelona office lease value had an initial present value of $4,574. The present value of the modified New York Corporate office lease, at September 1, 2019 was $26,092. FOR THE NINE MONTHS ENDED December 31, 2020 the Company recorded a lease expense of $8,062. As of December 31, 2020, as a result of the lease terminations the Company had neither an unamortized lease right of use asset or a lease liability associated with this lease.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2020 AND 2019

(UNAUDITED)

(US$)

NOTE 6 – OPERATING LEASE (CONTINUED)

The following chart shows the Company’s operating lease cost for the nine months ended December 31, 2020 and 2019:

	For the three months ended December 31,		For the nine months ended December 31,
	2020	2019	2020	2019
Amortization of right of lease asset	$1,151	$3,453	$8,062	$9,775
Lease interest cost	109	714	936	1,142
Total Lease cost	$1,261	$4,168	$8,998	$10,918

As of December 31, 2020, the Company had no leases in force and no lease liability.

NOTE 7 – NOTES PAYABLE

CONVERTIBLE NOTES

		December 31, 2020	March 31, 2020
GS Capital Partners LLC – Mar 2019	(a)	-	175,000
GS Capital Partners LLC – Jun 2019	(b)	-	60,000
Odyssey Funding, LLC – Sep 2019	(c)	-	80,000
BHP Capital NY Inc. – Oct 2019	(d)	-	55,000
Tangiers Global, LLC – Nov 2019	(e)	-	137,500
Odyssey Funding, LLC – Dec 2019	(f)	-	100,000
Jefferson Street Capital LLC – Dec 2019	(g)	-	55,000
BHP Capital NY Inc. – Jan 2020	(h)	-	44,000
ADAR Alef, LLC – Jan 2020	(i)	-	44,000
GS Capital LLC – Jan 2020	(j)	-	110,000
Tangiers Global, LLC – Feb 2020	(k)	-	65,000
Crown Bridge Partners, LLC – Feb 2020	(l)	46,458	55,000
ADAR Alef, LLC – Mar 2020	(m)	-	44,000
Tangiers Global, LLC – Mar 2020	(n)	-	43,050
GS Capital Partners, LLC – Apr 2020	(o)	-	-
ADAR Alef, LLC – Apr – 2020	(p)	-	-
Tangiers Global, LLC – May 2020	(q)	-	-
First Fire Investments – May 2020	(r)	-	-
GS Capital LLC – Jun 2020	(s)	-	-
Tangiers Global, LLC – Jun 2020	(t)	210,000	-
Tangiers Global, LLC – Dec 2020	(u)	210,000	-
Total notes payable and convertible notes		$466,458	$1,067,550
Less – note discounts		(39,917)	(482,416)
Less – current portion of these notes		(426,541)	(585,134)
Total notes payable and convertible notes, net discounts		$-	$-

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2020 AND 2019

(UNAUDITED)

(US$)

NOTE 7 – NOTES PAYABLE (CONTINUED)

(a)	On March 14, 2019, the Company entered into a 12-month $300,000 principal face value 8.0% convertible debenture with GS Capital, with a maturity date of March 13, 2020. The GS Capital Note carried a $20,000 original issue discount (OID) and, as such, the initial net proceeds to the Company was $280,000. In connection with this agreement, the Company was obligated to issue 750,000 commitment shares having a value of $142,500 ($0.19 per share) which is reflected as interest expense in the Company’s condensed consolidated statement of operations during the year ended March 31, 2019. These shares were issued on June 20, 2019. The Holder was entitled, at its option, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company’s common stock at a price for each share of Common Stock equal to 68% of the lowest daily VWAP of the Common Stock as reported on the National Quotations Bureau OTC Markets exchange for the fifteen (15) prior trading days. Due to the discount to market conversion, a beneficial conversion feature was recorded on this note as a discount to the note in the amount of the full-face value of the note which will be amortized over the life of the note. This amortization will be reflected as interest cost ratably over the term of the note. Also, in conjunction with this note, the 213,334 five-year cashless warrants, associated with the June 27, 2017, $80,000 5% one-year note were fully cancelled. As of December 31, 2020, the noteholder fully converted the $300,000 of principal and $26,009 of accrued interest into 14,473,254 shares of the Company’s common stock ($0.0225 per share). Upon conversion, the balance of the share reserve was returned to treasury.

(b)	On June 21, 2019, the Company entered into a one year 8% $60,000 Convertible Note with GS Capital Partners, LLC pursuant to the terms of a Securities Purchase Agreement. The GS Capital Note had a maturity date of June 21, 2020 and carried a $5,000 original issue discount (such that $55,000 was funded to the Company on June 21, 2019). The holder was entitled, at its option, at any time after cash payment, to convert all or any amount of the principal face amount of the GS Note then outstanding into shares of the Company’s common stock at a price for each share of common stock equal to 66% of the lowest daily volume weighted average price (VWAP) of the common stock as reported on the National Quotations Bureau OTC Markets exchange, which the Company’s shares are traded or any exchange upon which the common stock may be traded in the future, for the fifteen (15) prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. In connection with the GS Capital Note, the Company issued irrevocable transfer agent instructions reserving 2,650,000 shares of its Common Stock for conversions under this Note equal to two and a half times the discounted value of the Note (the “Share Reserve”) and maintain a 2.5 times reserve for the amount then outstanding. On June 3, 2020, the noteholder converted the entire $60,000 of principal and $4,937 of accrued interest into 3,162,115 shares of common stock ($0.0205 per share) and the balance of the reserved shares were returned to the treasury.

(c)	On September 13, 2019, the Company entered into a one year 8% $100,000 Convertible Note with Odyssey Funding, LLC (“Investor”) pursuant to the terms of a Securities Purchase Agreement (the “Odyssey Note”). The Odyssey Note has a maturity date of September 13, 2020 and carried a $5,000 original issue discount (such that $95,000 was funded to the Company at closing). The holder was entitled, at its option, at any time after cash payment, to convert all or any amount of the principal face amount of the Odyssey Note then outstanding into shares of the Company’s common stock at a price for each share of common stock equal to 64% of the lowest daily volume weighted average price (VWAP) of the common stock as reported on the National Quotations Bureau OTC Markets exchange, which the Company’s shares are traded or any exchange upon which the common stock may be traded in the future, for the fifteen (15) prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. In connection with the Odyssey Note, the Company issued irrevocable transfer agent instructions reserving 22,727,000 shares (the “Share Reserve”) of its Common Stock for conversions under this Note. As of December 31, 2020, the full principal of $100,000 and accrued interest in the amount of $4,443 of accrued interest as well as $500 in fees were converted into 5,543,332 shares of common stock ($0.0188 per share). Upon conversion, all shares remaining in the Share Reserve were cancelled and returned to the treasury.

(d)	On October 17, 2019, the Company entered into a Convertible Promissory Note (“BHP Note”), bearing an interest rate of 10% per annum, pursuant to a Securities Purchase Agreement with BHP Capital NY, Inc. dated October 7, 2019. The BHP Note had a maturity date of July 3, 2020 and carried a $5,000 original issue discount (such that $50,000 was funded to the Company on October 8, 2019). The holder was entitled, at its option, at any time after cash payment, to convert all or any amount of the principal face amount of the BHP Note then outstanding into shares of the Company’s common stock at a price for each share of common stock equal to 65% of the lowest daily volume weighted average price (VWAP) of the common stock as reported on the National Quotations Bureau OTC Markets exchange, which the Company’s shares are traded or any exchange upon which the common stock may be traded in the future, for the fifteen (15) prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. Holder was entitled to deduct $500 from the conversion amount in each Notice of Conversion to cover Holder’s deposit fees associated with each Notice of Conversion. The Borrower was required at all times to have authorized and reserved three times the number of shares that would be issuable upon full conversion of the Note (assuming that the 4.99% limitation is not exceeded) in effect, initially 7,000,000 shares. On October 16, 2019, the Company issued 250,000 commitment shares to noteholder, BHP Capital NY, Inc. pursuant to the BHP Note. The shares had a value of $9,750 ($0.039 per share) which was recorded as interest expense on the Company’s condensed consolidated balance sheet. As of December 31, 2020, the noteholder converted the full principal of $55,000, accrued interest in the amount of $2,795 as well as $500 in fees into 3,060,931shares of common stock ($0.0191 per share). Upon conversion, all shares remaining in the Share Reserve were cancelled and returned to the treasury.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2020 AND 2019

(UNAUDITED)

(US$)

NOTE 7 – NOTES PAYABLE (CONTINUED)

(e)	On November 7, 2019, the Company effectuated a nine-month convertible promissory note with Tangiers Global, LLC (the “Tangiers Note”). The Company received funds in the amount of $125,000 after reduction of the Original Issue Discount of $12,500. The $137,500 face value note matured on August 5, 2020 and bears and interest rate of 10%, guaranteed. The Note holder was entitled, at its option, at any time after cash payment, to convert all or any amount of the principal face amount of the Tangiers Note then outstanding into shares of the Company’s common stock at a price for each share of common stock equal to 66% of the lowest daily volume weighted average price (VWAP) of the common stock as reported on the National Quotations Bureau OTC Markets exchange, which the Company’s shares are traded or any exchange upon which the common stock may be traded in the future, for the twenty (20) prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. Holder may not engage in any “shorting” or “hedging” transaction(s) in the Common Stock of the Company prior to conversion. In connection with the Tangiers Note, the Company issued irrevocable transfer agent instructions reserving 35,000,000 shares (the “Share Reserve”) of its Common Stock for conversions under this Note, which Share Reserve has since been reduced as a result of conversions and other transactions between the parties. As of December 31, 2020, Tangiers fully converted all outstanding principal of $137,500 and accrued interest of $13,750 under this note. Interest on this note was guaranteed and prorated over the term of the note. Note principal and interest totaling $151,250 for 8,839,041 shares (average of $0.017112 per share). As a result, this note is fully repaid and retired and no further obligations or remuneration is due and owing thereunder, and any remaining shares of common stock in the Share Reserve were returned to treasury.

(f)	On December 18, 2019, the Company entered into a one year 8% $100,000 Convertible Note with Odyssey Capital, LLC (“Odyssey”) pursuant to the terms of a Securities Purchase Agreement (the “Odyssey Note”). The Odyssey Note has a maturity date of December 18, 2020 and carried a $5,000 original issue discount (such that $95,000 was funded to the Company at closing). The Investor was entitled, at its option, at any time after cash payment, to convert all or any amount of the principal face amount of the Odyssey Note then outstanding into shares of the Company’s common stock at a price for each share of common stock equal to 64% of the lowest daily volume weighted average price (VWAP) of the common stock as reported on the National Quotations Bureau OTC Markets exchange, which the Company’s shares are traded or any exchange upon which the common stock may be traded in the future, for the fifteen (15) prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. In connection with the Odyssey Note, the Company issued irrevocable transfer agent instructions reserving 22,084,000 shares (the “Share Reserve”) of its Common Stock for conversions under this Odyssey Note. As of December 31, 2020, the Company fully paid and retired this note including accrued interest $4,252 and a prepayment penalty in the amount of $45,748. Upon full conversion of this note, any shares remaining in the Share Reserve were returned to treasury.

(g)	On December 26, 2019, the Company entered into a one year 10% $55,000 Convertible Note with Jefferson Street Capital LLC (“Jefferson Street”) pursuant to the terms of a Securities Purchase Agreement (the “Jefferson Street Note”). The Jefferson Street Note had a maturity date of December 26, 2020 and carried a $5,000 original issue discount (such that $50,000 was funded to the Company at closing). The Investor was entitled, at its option, at any time after cash payment, to convert all or any amount of the principal face amount of the Jefferson Street Note then outstanding into shares of the Company’s common stock at a price for each share of common stock equal to 65% of the lowest daily volume weighted average price (VWAP) of the common stock as reported on the National Quotations Bureau OTC Markets exchange, which the Company’s shares are traded or any exchange upon which the common stock may be traded in the future, for the fifteen (15) prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. Commencing on the date which is 180 days following the date of this Jefferson Street Note and ending on the later of: (i) the Maturity Date and (ii) the date of payment of the Default Amount, this Jefferson Street Note may be converted by Jefferson Street in whole or in part at any time from time to time after the Issue Date as noted in the Jefferson Street Note. In connection with the Jefferson Street Note, the Company was required at all times to have authorized and reserved six times the number of common shares that would be issuable upon full conversion of the Jefferson Street Note in effect, initially reserved at 20,000,000 common shares (the “Share Reserve”) of its Common Stock for conversions under this Jefferson Street Note. Upon full conversion of this note, remaining in the Share Reserve were cancelled. As of December 31, 2020, the noteholder converted the full principal of $55,000 plus accrued interest of $2,750 and $1,000 in fees for 3,095,362 shares of common stock ($0.01898 per share). Upon full conversion of this note, any shares remaining in the Share Reserve were returned to treasury.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2020 AND 2019

(UNAUDITED)

(US$)

NOTE 7 – NOTES PAYABLE (CONTINUED)

(h)	On January 3, 2020, the Company entered into a one year 2% $44,000 Convertible Promissory Note with BHP Capital NY Inc. (“BHP Capital”) pursuant to the terms of a Securities Purchase Agreement (the “BHP Capital Note”). The BHP Capital Note has a maturity date of January 3, 2021 and carries a $4,000 original issue discount (such that $40,000 was funded to the Company at closing). Subsequent to this note funding, BHP exercised a most favored nations clause increasing this notes interest rate to 8%, based on subsequent notes issued by the Company. BHP has the right from time to time, and at any time after closing, to convert all or any amount of the principal face amount of the BHP Capital Note then outstanding into shares of the Company’s common stock at a price for each share of common stock equal to 65% of the lowest one-day volume weighted average price (VWAP) of the common stock as reported on the National Quotations Bureau OTC Markets exchange, which the Company’s shares are traded or any exchange upon which the common stock may be traded in the future, for the twenty (20) prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. Such conversion shall be effectuated by the Company delivering the shares of common stock to BHP Capital within three (3) business days of receipt by the Company of the notice of conversion. In connection with the BHP Capital Note, the Company issued irrevocable transfer agent instructions pursuant to which the Company is required at all times to have reserved three times the number of shares that would be issuable upon full conversion of the Note (assuming that the 4.99% beneficial ownership limitation is not in effect) (based on the respective Conversion Price of the Note in effect from time to time, initially 14,100,000 shares of its Common Stock (the “Share Reserve”) for conversions under this BHP Capital Note. As of December 31, 2020, the noteholder fully converted the full principal of $44,000 plus accrued interest of $2,290 and $1,000 fees for 3,095,362 common shares ($0.01512 per shares). Upon full conversion of this note, any shares remaining in the Share Reserve were returned to treasury.

(i)	On January 15, 2020, the Company entered into security purchase agreement with Adar Alef, LLC whereby the Company issued an 8% convertible redeemable note in the principal amount of $44,000. The note was funded with net proceeds of $37,800, after the deduction of $4,000 for OID and $2,200 in legal fees. The note has a maturity date of January 15, 2021. The face value amount plus accrued interest under the note are convertible into shares of the Company’s common stock at a price for each share of common stock equal to 65% of the lowest daily VWAP of the common stock as reported on the National Quotations Bureau OTC Markets market on which the Company’s shares are traded or any exchange upon which the common stock may be traded in the future, for the 20 prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. The Company established an initial reserve of 6,296,000 shares of its common stock and at all times reserve a minimum of 4 times the amount of shares required if the note were to fully convert. As of December 31, 2020, the noteholder converted the full principal of $44,000 plus accrued interest of $2,750 and $1,000 in fees for 3,095,362 shares of common stock ($0.01898 per share). The full share reserve was released upon satisfaction of the note and returned to treasury.

(j)	On January 17, 2020, the Company entered into a one year 8% $110,000 Convertible Note with GS Capital Partners, LLC pursuant to the terms of a Securities Purchase Agreement. The GS Capital Note has a maturity date of January 21, 2021 and carried a $10,000 original issue discount (such that $100,000 was funded to the Company on January 21, 2020). The holder is entitled, at its option, at any time after cash payment, to convert all or any amount of the principal face amount of the GS Note then outstanding into shares of the Company’s common stock at a price for each share of common stock equal to 65% of the lowest daily volume weighted average price (VWAP) of the common stock as reported on the National Quotations Bureau OTC Markets exchange, which the Company’s shares are traded or any exchange upon which the common stock may be traded in the future, for the twenty (20) prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. In connection with the GS Capital Note, the Company issued irrevocable transfer agent instructions reserving 5,150,000 shares of its Common Stock for conversions under this Note (the “Share Reserve”) within 5 days from the date of execution and shall maintain a 2.5 times reserve for the amount then outstanding. Upon full conversion or repayment of this Note, any shares remaining in the Share Reserve shall be cancelled. Pursuant to this note, the Company issued to the noteholder 400,000 shares of its restricted common stock as debt commitment shares valued at $20,960 ($0.0524 per share). As of December 31, 2020, the noteholder converted the full principal of $110,000 plus accrued interest of $4,388 for 6,045,769 shares of common stock ($0.01898 per share). Upon full conversion of this note, any shares remaining in the Share Reserve were returned to treasury.

(k)	On February 7, 2020, the Company effectuated a six-month convertible promissory note with Tangiers Global, LLC (the “Tangiers Note”). The Company received funds in the amount of $60,000 after reduction of the Original Issue Discount of $5,000. The $65,000 face value note matured on August 6, 2020 and bears and interest rate of 2%, guaranteed. This note had a fixed conversion price of $0.03 per share. The Company established an initial reserve of 7,000,000 shares of its common stock and has agreed to reserve a multiple of shares to fully convert under the terms of this note, which Share Reserve has since been reduced as a result of conversions and other transactions between the parties. The Note was retired after the Maturity Date, therefore was subject to the terms hereof and restrictions and limitations contained herein, the Holder had the right, at the Holder’s sole option, to convert in whole or in part the outstanding and unpaid Principal Amount under this Note into shares of Common Stock at the Variable Conversion Price which shall be equal to the lower of: (a) the Fixed Conversion Price or (b) 65% of the lowest volume weighted average price of the Company’s Common Stock during the 20 consecutive Trading Days prior to the date on which Holder elected to convert all or part of the Note. Accrued interest in the amount of $1,300 has been recognized on this note as of December 31, 2020. As of December 31, 2020, the noteholder converted the full principal of $65,000 plus accrued interest of $1,300 for 4,444,891 shares of common stock ($0.014916 per share). Upon full conversion of this note, any shares remaining in the Share Reserve were returned to treasury.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2020 AND 2019

(UNAUDITED)

(US$)

NOTE 7 – NOTES PAYABLE (CONTINUED)

(l)	Effective February 11, 2020 the Company entered into a one-year 10% convertible promissory note with Crown Bridge Partners, LLC (“Crown”), having a face value of $55,000. The Company received funds in the amount of $50,000 on February 23, 2020, after reduction of the Original Issue Discount of $5,000. The $55,000 face value note matures on February 11, 2021. Crown had the right at any time to convert all or any part of the outstanding and unpaid principal amount and accrued and unpaid interest of this note into fully paid and non-assessable shares of common stock. The “Conversion Amount”, with respect to any conversion of this note, the sum of (1) the principal amount of this Note to be converted in such conversion plus (2) at Crown’s option, accrued and unpaid interest, if any, on such principal amount at the interest rates provided in this Note to the Conversion Date, plus (3) at Crown’s option, Default Interest, if any. The Conversion Price shall be the lesser of (i) 65% multiplied by the lowest volume weighted average price on the OTCQB, or applicable trading market during the previous twenty (20) trading day period ending on the latest complete trading day prior to the date of this note or (ii) the variable conversion price which shall mean 65% multiplied by lowest intraday trading price of any market makers for the Common Stock during the twenty (20) trading day period ending on the last complete trading day prior to the conversion date. The Company agreed that during the period the conversion right exists, the Company will reserve from its authorized and unissued common stock a sufficient number of shares, free from preemptive rights, to provide for the issuance of common stock upon the full conversion of this note. The Company was required at all times to have authorized and reserved six times the number of shares that is actually issuable upon full conversion of the note. The Company, on February 24, 2020, issued 250,000 debt commitment shares in conjunction with this note. The commitment shares had a value of $13,500 ($0.054 per share). The Company, on August 25, 2020 agreed issue 125,000 additional make-whole shares valued at $4,438 ($0.0355). As of December 31, 2020, the noteholder converted $8,543 on note principal including $1,500 of interest for 500,000 shares $0.020085. As of December 31, 2020, this note had accrued interest of $4,053. On January 5, 2021, the Company and the noteholder agreed to fully settle and retire this note for the amount of $75,0000. Along with $46,458 of note principal and $4,053 of accrued interest a prepayment penalty of $24,490 will be recorded as interest expense. Upon full conversion of this note, any shares remaining in the share reserve were returned to treasury.

(m)

On March 17, 2020, the Company entered into security purchase agreement with Adar Alef, LLC whereby the Company issued an 8% convertible redeemable note in the principal amount of $44,000. The note was funded with net proceeds of $37,800, after the deduction of $4,000 for OID and $2,200 in legal fees. The note had a maturity date of March 17, 2021. The face value amount plus accrued interest under the note are convertible into shares of the Company’s common stock at a price for each share of common stock equal to 65% of the lowest daily VWAP of the common stock as reported on the National Quotations Bureau OTC Markets market for the 20 prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. The Company established an initial reserve of 7,584,500 shares of its common stock and at all times reserve a minimum of 4 times the amount of shares required if the note were to fully convert. As of December 31, 2020, the noteholder converted $44,000 of note principal and accrued interest of $1,989 for 2,600,620 ($ 0.017684 per share). Upon full conversion of this note, any shares remaining in the share reserve were returned to treasury.

(n)	On March 23, 2020, the Company effectuated a six-month convertible promissory note with Tangiers Global, LLC. The Company received funds in the amount of $41,000 after reduction of the Original Issue Discount of $2,050. The $43,050 face value note matured on September 23, 2020 and bears an interest rate of 5%, guaranteed. This note has a fixed conversion price of $0.03 per share. The Company agreed that it would at all times reserve and keep available for Tangiers, out of its authorized and unissued Common Stock a multiple of the number of shares of Common Stock as shall be issuable upon the full conversion of this Note. Since this note was not converted as of the maturity date, Tangiers had the right, at its sole option, to convert in whole or in part the outstanding and unpaid Principal Amount under this Note into shares of Common Stock at the Variable Conversion Price which shall be equal to the lower of: (a) the Fixed Conversion Price or (b) 65% of the lowest volume weighted average price of the Company’s Common Stock during the 20 consecutive Trading Days prior to the date on which Tangiers elects to convert all or part of the Note. As of December 31, 2020, the note holder converted $43,050 in note principal and $2,153 of accrued interest for 2,826,923 shares ($0.01599 per share). Upon full conversion of this note, any shares remaining in the share reserve were returned to treasury.

(o)	On April 17, 2020, the Company entered into a one year 8% $55,000 convertible Note with GS Capital Partners, LLC pursuant to the terms of a Securities Purchase Agreement (“GS Note”). The GS Note had a maturity date of April 17, 2021 and carried a $5,000 original issue discount (such that $50,000 was funded to the Company on April 17, 2020). The holder was entitled, at its option, at any time after cash payment, to convert all or any amount of the principal face amount of the GS Note then outstanding into shares of the Company’s common stock at a price for each share of common stock equal to 65% of the lowest daily volume weighted average price (VWAP) of the common stock as reported on the National Quotations Bureau OTC Markets exchange, which the Company’s shares are traded or any exchange upon which the common stock may be traded in the future, for the twenty (20) prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. In connection with the GS Capital Note, the Company issued irrevocable transfer agent instructions reserving 5,717,000 shares of its common Stock for conversions under this and agreed to maintain a 2.5 times reserve for the amount then outstanding. The Company issued to the noteholder 150,000 shares of its restricted common stock as debt commitment shares valued at $5,000 ($0.03 per share). As of December 31, 2020, this noteholder converted note principal of $55,000 and accrued interest of $2,662 for 4,650,335 shares ($0.01408 per share). Upon full conversion of this note, any shares remaining in the share reserve were returned to treasury.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2020 AND 2019

(UNAUDITED)

(US$)

NOTE 7 – NOTES PAYABLE (CONTINUED)

(p)	On April 30, 2020, the Company entered into securities purchase agreement with Adar Alef, LLC whereby the Company issued an 8% convertible redeemable note in the principal amount of $44,000. The note was funded with net proceeds of $37,800, after the deduction of $4,000 for OID and $2,200 in legal fees. The note has a maturity date of April 30, 2021. The face value amount plus accrued interest under the note are convertible into shares of the Company’s common stock at a price for each share of common stock equal to 65% of the lowest daily VWAP of the common stock as reported on the National Quotations Bureau OTC Markets market on which the Company’s shares are traded or any exchange upon which the common stock may be traded in the future, for the 20 prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. The Company established an initial reserve of 7,736,000 shares of its common stock and at all times reserve a minimum of 4 times the amount of shares required if the note were to fully convert. As of December 31, 2020, the noteholder converted note principal of $44,000 and accrued interest $1,975 for 3,701,000 shares ($0.01242 per share). Upon full conversion of this note, any shares remaining in the share reserve were returned to treasury.

(q)	On May 8, 2020, the Company effectuated a six-month fixed convertible promissory note with Tangiers Global, LLC with a total face value of $102,500 containing an original issue discount of $2,500. On May 8, 2020 and June 10, 2020, the Company received funds, on each date, in the amount of $50,000 and recognized original issue discount of $1,250. This note matures on November 8, 2020 and bears an annual interest rate of 5%. This note has a fixed conversion price of $0.03 per share. The Company agreed that it will at all times reserve and keep available for Tangiers, out of its authorized and unissued Common Stock a multiple of the number of shares of Common Stock as shall be issuable upon the full conversion of this Note. Since the Note was not retired on or before the Maturity Date, it was subject to the terms hereof and restrictions and limitations contained herein, the Tangiers had the right, at the its sole option, to convert in whole or in part the outstanding and unpaid Principal Amount under this Note into shares of Common Stock at the Variable Conversion Price which shall be equal to the lower of: (a) the Fixed Conversion Price or (b) 70% of the lowest volume weighted average price of the Company’s Common Stock during the 15 consecutive Trading Days prior to the date on which Tangiers elects to convert all or part of the Note. As of December 31, 2020, the noteholder converted note principal of $102,500 and accrued interest $5,125 for 5,823,864 shares ($0.01848 per share). Upon full conversion of this note, any shares remaining in the share reserve were returned to treasury.

(r)	On May 18, 2020, the Company entered into a Securities Purchase Agreement (“SPA”) with Firstfire Global Opportunities Fund, LLC (“Firstfire”) pursuant to a convertible promissory note in the principal amount of $88,333, having an original issue discount in the amount of $8,833. On May 24, 2020, the Company received funds in the amount of $75,000 after the deduction of legal fees in the amount of $4,500. This note bears an annual interest rate of 8%. The per share conversion price into which Principal Amount and interest under this Note shall be convertible into shares of Common Stock hereunder shall be equal to 65% multiplied by the average of the two (2) lowest volume weighted average prices of the Common Stock during the fifteen (15) consecutive Trading Day period immediately preceding the date of the respective conversion. The borrower agreed that at all times until the Note is satisfied in full, the borrower will reserve from its authorized and unissued Common Stock a sufficient number of shares, free from preemptive rights, to provide for the issuance of a number of Conversion Shares equal to the greater of: (a) 8,500,000 shares of Common Stock or (b) the sum of the number of Conversion Shares issuable upon the full conversion of this Note multiplied by (ii) three and a half (3.5). The Company issued to the noteholder 375,000 shares of its restricted common stock as debt commitment shares valued at $12,075 ($0.0322 per share). As of December 31, 2020, the noteholder converted note principal of $88,333 and accrued interest $3,501 for 6,020,000 shares ($0.015255 per share). Upon full conversion of this note, any shares remaining in the share reserve were returned to treasury.

(s)	On June 4, 2020, the Company entered into a one year 8% $33,000 convertible Note with GS Capital Partners, LLC (the “GS Note”) pursuant to the terms of a Securities Purchase Agreement (the “SPA”). The GS Note has a maturity date of June 4, 2021 and carried a $3,000 original issue discount (such that $30,000 was funded to the Company on or about June 4, 2020). The holder was entitled, at its option, at any time after cash payment, to convert all or any amount of the principal face amount of the GS Note then outstanding into shares of the Company’s common stock at a price for each share of common stock equal to 65% of the lowest daily volume weighted average price (VWAP) of the common stock as reported on the National Quotations Bureau OTC Markets exchange, which the Company’s shares are traded or any exchange upon which the common stock may be traded in the future, for the twenty (20) prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. Accrued but unpaid interest was subject to conversion. In connection with the GS Capital Note, the Company issued irrevocable transfer agent instructions reserving 3,678,000 shares of its common Stock for conversions under this Note (the “Share Reserve”) and shall maintain a 2.5 times reserve for the amount then outstanding. The Company issued to the noteholder 90,000 shares of its restricted common stock as debt commitment shares valued at $3,105 ($0.0345 per share). As of December 31, 2020, the noteholder converted note principal of $33,000 and accrued interest $1,807 for 2,369,458 shares ($0.01469 per share). Upon full conversion of this note, any shares remaining in the share reserve were returned to treasury.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2020 AND 2019

(UNAUDITED)

(US$)

NOTE 7 – NOTES PAYABLE (CONTINUED)

(t)	On June 24, 2020, the Company effectuated a six-month fixed convertible promissory note with Tangiers Global, LLC with a total face value of $210,000 containing an original issue discount of $10,000. On June 26, 2020, the Company received funds in the amount of $200,000 and recognized original issue discount of $10,000. This note matures on December 24, 2020 and bears an interest rate of 8%, guaranteed. This note has a fixed conversion price of $0.03 per share. The Company agreed that it will at all times reserve and keep available for Tangiers, out of its authorized and unissued Common Stock a multiple of the number of shares of Common Stock as shall be issuable upon the full conversion of this Note. If the Note is not retired on or before the Maturity Date, then at any time and from time to time after the Maturity Date, and subject to the terms hereof and restrictions and limitations contained herein, the Tangiers shall have the right, at the Tangiers’s sole option, to convert in whole or in part the outstanding and unpaid Principal Amount under this Note into shares of Common Stock at the Variable Conversion Price which shall be equal to the lower of: (a) the Fixed Conversion Price or (b) 70% of the lowest volume weighted average price of the Company’s Common Stock during the 15 consecutive Trading Days prior to the date on which Tangiers elects to convert all or part of the Note. As of December 31, 2020, accrued interest was $16,800. During January 2021, the noteholder converted $210,000 of note principal and accrued interest $16,800 for 12,221,861 shares ($0.01856 per share). Upon full conversion of this note, any shares remaining in the share reserve were returned to treasury.

(u)	On December 21, 2020, the Company effectuated a $210,000 six-month fixed convertible promissory note with Tangiers Global, LLC containing an original issue discount of $10,000. This note matures on June 22, 2021 and bears an interest rate of 8%, guaranteed. This note has a fixed conversion price of $0.03 per share. The Company may redeem the note by paying to Tangiers an amount as follows: (i) if within the first 90 days of the issuance date, then for an amount equal to 110% of the unpaid principal amount so paid of this Note along with any interest that has accrued during that period, and (ii) if after the 91st day, but by the 180th day of the issuance date, then for an amount equal to 120%. After 180 days from the effective date, the Company may not pay this note in cash, in whole or in part without prior written consent by Holder. The Company covenants that it will at all times reserve out of its authorized and unissued Common Stock a multiple of the number of shares of Common Stock as shall be issuable upon the full conversion of this Note. If the Note is not retired on or before the Maturity Date, then at any time and from time to time after the Maturity Date, and subject to the terms hereof and restrictions and limitations contained herein, the Tangiers shall have the right, at the Tangiers’s sole option, to convert in whole or in part the outstanding and unpaid Principal Amount under this Note into shares of Common Stock at the Variable Conversion Price which shall be equal to the lower of: (a) the Fixed Conversion Price or (b) 70% of the lowest volume weighted average price of the Company’s Common Stock during the 15 consecutive Trading Days prior to the date on which Tangiers elects to convert all or part of the Note. If the Company is placed on “chilled” status with the DTC, the discount shall be increased by 10%, i.e., from 30% to 40%, until such chill is remedied. If the Company is not DWAC eligible through their transfer agent and DTC’s FAST system, the discount will be increased by 5%, i.e., from 30% to 35%. In the case of both, the discount shall be a cumulative increase of 15%, i.e., from 30% to 45%. Tangiers may not engage in any “shorting” or “hedging” transaction(s) in the Common Stock of the Company prior to conversion. In the “Event of Default”, defined (i) a default in payment of any amount due hereunder; (ii) a default in the timely issuance of underlying shares, which default continues for 2 Trading Days after the Company has failed to issue shares or deliver stock certificates within the 3rd Trading Day following the Conversion Date; (iii) if the Company does not issue the press release or file the Current Report on Form 8-K; (iv) failure by the Company for 3 days after notice has been received by the Company to comply with any material provision of this Note; (v) any representation or warranty of the Company in this Note that is found to have been incorrect in any material respect when made, including, without limitation, the Exhibits; (vi) failure of the Company to remain compliant with DTC, thus incurring a “chilled” status with DTC; (vii) any default of any mortgage, indenture or instrument which may be issued, or by which there may be secured or evidenced any indebtedness, for money borrowed by the Company or for money borrowed the repayment of which is guaranteed by the Company, whether such indebtedness or guarantee now exists or shall be created hereafter; (viii) if the Company is subject to any Bankruptcy Event; (ix) any failure of the Company to satisfy its “filing” obligations under the Securities Exchange Act of 1934, as amended (the “1934 Act”) and the rules and guidelines issued by OTC Markets News Service, OTC Markets Group, Inc. and their affiliates; (x) failure of the Company to remain in good standing under the laws of its state of domicile; (xi) any failure of the Company to provide the Tangiers with information related to its corporate structure including, but not limited to, the number of authorized and outstanding shares, public float within 1 Trading Day of request by Tangiers; (xii) failure by the Company to maintain the Required Reserve; (xiii) failure of Company’s Common Stock to maintain a closing bid price in its Principal Market for more than 3 consecutive Trading Days; (xiv) any delisting from a Principal Market for any reason; (xv) failure by Company to pay any of its transfer agent fees in excess of $2,000 or to maintain a transfer agent of record; (xvi) failure by Company to notify Tangiers of a change in transfer agent within 24 hours of such change; (xvii) any trading suspension imposed by the United States Securities and Exchange Commission under Sections 12(j) or 12(k) of the 1934 Act; (xviii) failure by the Company to meet all requirements necessary to satisfy the availability of Rule 144 to the Tangiers or its assigns, including but not limited to the timely fulfillment of its filing requirements as a fully-reporting issuer registered with the SEC, requirements for XBRL filings, and requirements for disclosure of financial statements on its website; or (xix) failure of the Company to abide by the Use of Proceeds or failure of the Company to inform the Tangiers of a change in the Use of Proceeds. If an Event of Default occurs, the outstanding Principal Amount of this Note owing in respect thereof through the date of acceleration, shall become, at the Tangiers’s election, immediately due and payable in cash at the “Mandatory Default Amount”. The Mandatory Default Amount means 20% of the outstanding Principal Amount of this Note will be automatically added to the Principal Sum of the Note and tack back to the Effective Date for purposes of Rule 144. Commencing 5 days after the occurrence of any Event of Default that results in the eventual acceleration of this Note, this Note shall accrue additional interest, at a rate equal to the lesser of 18% per annum or the maximum rate permitted under applicable law. As of December 31, 2020, this note had accrued interest of $933.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2020 AND 2019

(UNAUDITED)

(US$)

NOTE 7 – NOTES PAYABLE (CONTINUED)

OTHER NOTES

On October 5, 2020, the Company entered into (i) an Inventory Financing Promissory Note in the aggregate principal amount of $135,000 with Jefferson Street Capital LLC, and (ii) a Securities Purchase Agreement. The note has a maturity date of October 5, 2021, carries a $10,000 original issue discount (and a $3,000 due diligence fee paid to Moody Capital Solutions, Inc., the placement agent on behalf of Jefferson Street), and carries interest on the unpaid principal balance hereof at the rate of ten percent (10%) per annum beginning on the issuance date of October 5, 2020. Any amount of principal or interest on the Note which is not paid when due shall bear interest at the rate of eighteen percent (18%) per annum from the due date thereof until the same is paid or converted in accordance with the terms of the Note. The repayment of the Note shall be in cash in seven equal monthly installments beginning on April 5, 2021 and ending on October 5, 2021, for total repayment with interest in the aggregate amount of $148,500 (assuming no defaults or partial or complete conversions of our Common Stock as a form of repayment). This note may not be converted by noteholder into shares of our Common Stock unless we default in our monthly repayment obligation pursuant to the cash repayment schedule noted above. In the event of a default of the note, noteholder shall have the right to convert all or any part of the outstanding and unpaid amounts into fully paid and non-assessable shares of Common Stock; provided, however, that in no event shall the holder be entitled to convert any portion of the note in excess of that portion of the note upon the conversion of which would result in beneficial ownership by noteholder and its affiliates of more than 4.99% of the outstanding shares of Common Stock (as determined in accordance with Section 13(d) of the Securities Exchange Act of 1934, as amended, and Regulations 13D-G thereunder. The beneficial ownership limitations noted above may not be waived by noteholder. The conversion price shall equal (subject to customary adjustments for stock splits, stock dividends or rights offerings, recapitalization, reclassifications, extraordinary distributions and similar events) 75% multiplied by the market price, which is defined to mean the lowest one day volume weighted average price of our Common Stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. The note contains a number of default or penalty provisions, including, but not limited to, the following: (a) at any time after October 5, 2020, if in the case that the Company’s Common Stock is not deliverable by DWAC for any reason, an additional 10% discount will apply for all future conversions under all notes. If in the case that the Company’s Common Stock is “chilled” for deposit into the DTC system and only eligible for clearing deposit, an additional 15% discount shall apply for all future conversions under the Note while the “chill” is in effect; (ii) if both the events noted in (i) above were to occur, an additional cumulative 25% discount shall apply; (iii) if the Company ceases to be a reporting company pursuant to the 1934 Act or if the Note cannot be converted into free trading shares after one hundred eighty-one (181) days from the issuance date, an additional 15% discount will be attributed to the conversion price; if the Company ceases to be a reporting company under the 1934 Act, (iv) if, at any time the Borrower does not maintain the Share Reserve (defined below); (v) the Company fails to pay the principal or interest under the Note when due under the terms thereof (including the five (5) calendar day cure period); (vi) a cross-default by the Company of another of its outstanding notes; or (vii) the completion of a reverse stock split while this Note is outstanding (and without consent). Subject to certain exempt issuances by the Company, during the period where any portion of the Note remains outstanding to Jefferson Street, if the Company engages in any future financing transactions with a third party investor, the Company will provide Jefferson Street with written notice thereof promptly but in no event less than 10 days prior to closing any financing transactions, and if applicable, the Company shall adjust the terms of the note to such more favorable terms of a subsequent financing, if any. In connection with the note, the Company issued irrevocable transfer agent instructions reserving 21,000,000 shares of the Company’s Common Stock (“Share Reserve”) for the amount then outstanding. Upon full conversion or repayment of this note, any shares remaining in such share reserve shall be cancelled and placed back into the treasury of the Company and available for issuance at a future date. On October 22, 2020, the Company issued to Jefferson Street 1,250,000 shares of its restricted common stock as debt commitment shares valued at $40,000 ($0.032 per share). At December 31, 2020, the note had accrued interest of $3,218.

On November 18, 2020, we consummated an inventory financing transaction and entered into (i) a Promissory Note in the aggregate principal amount of $110,000 (the “Note”) with SE Holdings, LLC, a Nevada limited liability company (“SE”), and (ii) a Securities Purchase Agreement (“SPA”). The Note has a maturity date of September 11, 2021, and carries a $10,000 original issue discount, and carries a guaranteed 12% interest rate on the Note. Any amount of principal or interest on the Note which is not paid when due shall bear interest at the rate of twenty four percent per annum from the due date thereof until the same is paid or converted in accordance with the terms of the Note. Principal payments shall be made in five (5) installments, each in the amount of US$22,500.00 commencing one the fifth monthly anniversary following the issue date and continuing thereafter each thirty (30) days for five (5) months (assuming no defaults or partial or complete conversions of our Common Stock as a form of repayment). This Note may not be converted by SE into shares of our Common Stock unless we default in our monthly repayment obligation pursuant to the cash repayment schedule noted above. In the event of a default of the Note, SE shall have the right to convert all or any part of the outstanding and unpaid amount of the Note into fully paid and non-assessable shares of Common Stock; provided, however, that in no event shall SE be entitled to convert any portion of the Note in excess of that portion of the Note upon the conversion of which would result in beneficial ownership by SE and its affiliates of more than 4.99% of the outstanding shares of Common Stock (as determined in accordance with Section 13(d) of the Securities Exchange Act of 1934, as amended (“1934 Act”), and Regulations 13D-G thereunder. The Note contains a number of additional covenants and other provisions, including default or penalty clauses, cross-default, right to proceeds from other financings, reservation of share requirements and other such provisions, each as set forth in more detail in the Note and SPA. At December 31, 2020, the note had accrued interest of $1,137.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2020 AND 2019

(UNAUDITED)

(US$)

NOTE 7 – NOTES PAYABLE (CONTINUED)

During the nine months ended December 31, 2020, the Company issued 75,915,248 shares of common stock to holders of convertible notes to retire $1,243,926 in principal and $78,149 of accrued interest (at an average conversion price of $0.01742 per share) under the convertible notes.

During the year ended March 31, 2020, the Company issued 21,295,495 shares of common stock to holders of convertible notes to retire $467,500 and $28,762 of note principal and accrued interest, respectively (average conversion price of $0.0233 per share.)

Interest expense for the nine months ended December 31, 2020 was $901,913 compared to $539,955 for the same period in the prior year. Accrued interest at December 31, 2020 and March 31, 2020 was $21,786 and $39,384, respectively.

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

NOTE 9 – STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

As of December 31, 2020, the Company was authorized to issue 400,000,000 shares of its common stock. As of December 31, 2020 and February 12, 2021 there were 227,291,853 and 263,438,119 shares, respectively of common stock issued and outstanding.

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

S-1 Registration Statement and Investment Agreement with Tangiers Global, LLC

On March 5, 2020, the Company filed an S-1 Registration Statement pursuant to the January 21, 2020, Investment Agreement and Registration Rights Agreement entered into Tangiers in order to establish a source of funding for our operations. Under the Investment Agreement, Tangiers agreed to provide us with up to $5,000,000 of funding during the period ending three years from the date of this prospectus. From time to time during the period ending three (3) years after this filing, we may, in our sole discretion, deliver a Put Notice to Tangiers. The Put Notice will specify the number of shares of common stock which we intend to sell to Tangiers on a closing date. The closing of a purchase by Tangiers of the shares specified by us in the Put Notice will occur on the date which is no earlier than five and no later than seven Trading Days following the date Tangiers receives the Put Notice. On the closing date we will sell to Tangiers the shares specified in the Put Notice, and Tangiers will pay us an amount equal to the Purchase Price multiplied by the number of shares specified in the Put Notice.

The maximum amount of shares of Common Stock that the Company shall be entitled to Put to Tangiers per any applicable Put Notice shall be an amount of shares up to or equal to two hundred percent (200%) of the average of the daily trading volume (U.S. market only) of the Common Stock for the ten (10) consecutive Trading Days immediately prior to the applicable Put Notice Date (the “Put Amount”) so long as such amount is at least Five Thousand Dollars ($5,000) and does not exceed Three Hundred Fifty Thousand Dollars ($350,000), as calculated by multiplying the Put Amount by the average daily VWAP for the ten (10) consecutive Trading Days immediately prior to the applicable Put Notice Date. During the 36-month term of the Investment Agreement, the Company shall not be entitled to submit a Put Notice until after the previous Closing has been completed. Notwithstanding the foregoing, the Company may not deliver a Put Notice on or earlier of the eighth (8th) Trading Day immediately following the preceding Put Notice Date (the “Waiting Period”), unless a written waiver to deliver Put Notice during the Waiting Period is obtained by the Company from the Investor in advance. The number of shares to be sold by Tangiers in this offering will vary from time-to-time and will depend upon the number of shares purchased from us pursuant to the terms of the Investment Agreement. However, 76,000,000 shares of common stock is the maximum number of shares which we may sell to Tangiers under the Investment Agreement.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2020 AND 2019

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

The S-1 Registration statement became effective March 16, 2020. As of December 31, 2020, the Company has initiated put notices to Tangiers for 13,910,000 shares receiving proceeds in the amount of $400,514.

On January 6, 2021, the Company determined to terminate its equity line of credit facility by terminating each of the Investment Agreement and Registration Rights Agreement, and on January 8, 2021 filed a Post-Effective Amendment to its Form S-1 Registration Statement (333-236923) removing from registration all shares of common stock not previously sold thereunder.

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

Fiscal Year 2021

During the nine months ended December 31, 2020, the Company issued 13,910,000 shares pursuant to put notices issued to Tangiers under the equity line of credit facility, with the Company receiving proceeds in the amount of $369,482 ($0.02614 to $0.03344 per share).

During the nine months year ended December 31, 2019, the Company issued 75,915,248 shares of common stock to holders of convertible notes to retire $1,243,926 in principal and $78,149 of accrued interest ($0.01242 to $0.02128 per share).

During the nine months ended December 31, 2020, the Company issued 6,062,500 shares for services rendered ($0.0306 to $0.050 per share).

During the nine months ended December 31, 2020, the Company issued 2,990,000 shares for debt commitments in the amount of $92,219 ($0.028 to $0.0355 per share).

During the nine months ended December 31, 2020, the Company recognized $208,806 in beneficial conversion feature for convertible notes whereby the holder can exercise conversion rights at a discount to the market price.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2020 AND 2019

(UNAUDITED)

(US$)

NOTE 9 – STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock (Continued)

Fiscal Year 2021 (Continued)

During the nine months ended December 31, 2020, the Company issued 15,674,998 shares under stock purchase agreements in consideration for $455,314 ($0.025 to $0.035 per share) to accredited investors that are unrelated third parties.

On July 10, 2020, the Company’s Chief Executive Officer purchased 700,000 shares of the Company’s Common Stock for an aggregate purchase price of $35,000, at $0.05 per share.

Pursuant to the April 3, 2020, collaboration agreement the Company entered into with Aegea Biotechnologies Inc. (“Aegea”) the Company issued to Aegea 5,000,000 unregistered common shares of Tauriga common stock. The shares were valued at $155,000 ($0.031 per share). For a more complete description of this arrangement please refer to Note 1 to the financial statements under the subheading “Collaboration Agreement with Aegea Biotechnologies Inc.” as well as the agreement exhibits related thereto.

In connection with some of the consulting agreements and board advisory agreements the Company has entered into, as the following clauses are part of the compensation arrangements: (a) the consultant will be reimbursed for all reasonable out of pocket expenses and (b) the Company, in its sole discretion, may make additional cash payments and/or issue additional shares of common stock to the consultant based upon the consultant’s performance. The Company recognized $348,470 and $550,823 in stock-based compensation expense related to these agreements in the nine months ended December 31, 2020 and 2019.

Warrants for Common Stock

The following table summarizes warrant activity for the nine months and year ended December 31, 2020 and March 31, 2020:

		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding at March 31, 2019	1,210,276	$1.2	1.28 Years	$—

Granted	—	—		—
Expired	(488,011)	0.75
Exercised	—	—
Canceled	—	—

Outstanding and exercisable March 31, 2020	722,265	$1.19	0.83 Years	$—

Granted	—	—		—
Expired	—	—
Exercised	—	—
Canceled	—	—

Outstanding and exercisable December 31, 2020	722,265	$1.50	0.08 Years	$—

During the year ended March 31, 2020, 488,011 three-year warrants expired which were awarded to investors in conjunction with security purchase agreements. These warrants had a strike price of $0.75.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2020 AND 2019

(UNAUDITED)

(US$)

NOTE 9 – STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock (Continued)

Stock Options

On February 1, 2012, the Company awarded to each of two executives’, one current and one former, options to purchase 66,667 common shares, an aggregate of 133,334 shares. These options vested immediately and were for services performed.

The following table summarizes option activity for the nine months and year ended December 31, 2020 and March 31, 2020:

Weighted
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding at March 31, 2019	133,334	$7.50	2.85 Years	$—

Granted	—	—
Expired	—	—
Exercised	—	—

Outstanding at March 31, 2020	133,334	$7.50	1.85 Years	$—

Granted	—	—
Expired	—	—
Exercised	—	—

Outstanding and exercisable December 31, 2020	133,334	$7.50	1.10 Years	$—

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

The following table summarizes the significant differences between the U.S. Federal statutory tax rate and the Company’s effective tax rate for financial statement purposes for nine months and year ended December 31, 2020 and March 31, 2020:

	December 31, 2020	March 31,2020
Federal income taxes at statutory rate	21.00%	21.00%
State income taxes at statutory rate	0.00%	0.00%
Temporary differences	17.52%	2.42%
Permanent differences	0.051%	(0.87)%
Impact of Tax Reform Act	0.00%	(0.00)%
Change in valuation allowance	(39.17)%	(22.55)%
Totals	0.00%	0.00%

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

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2020 AND 2019

(UNAUDITED)

(US$)

NOTE 10 – PROVISION FOR INCOME TAXES (CONTINUED)

	As of	As of
	December 31, 2020	March 31, 2020
Deferred tax assets:
Net operating losses before non-deductible items	$4,315,633	$4,269,938
Loss on disposal of fixed assets	-	613
Stock-based compensation	402,393	329,214
Unrealized gains (losses) on investments	159,437	(50,290)
Total deferred tax assets	4,877,463	4,599,765
Less: Valuation allowance	(4,877,463)	(4,599,765)

Net deferred tax assets	$-	$-

At December 31, 2020, the Company had a U.S. net operating loss carry-forward in the approximate amount of $21 million available to offset future taxable income through 2038. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods. The valuation allowance increased by $277,698 in the nine months ended December 31, 2020 and decreased by $657,980 in the year ended March 31, 2020. The net decreases were the result of the tax effects of the Tax Cuts and Jobs Act (the “TCJA”) offset by taxable losses net of timing differences in each of the years.

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

Investment in Trading Securities:

At March 31, 2020

Company		Beginning of Period Cost	Purchases	Sales Proceeds	End of Period Cost	Fair Value	Realized Gain (Loss)	Unrealized Gain (Loss)
VistaGen Therapeutics Inc (VTGN)	(a)	287,500	-	-	287,500	$101,200	-	(186,300)
Basanite Inc. (BASA)	(b)	30,000	-	40,000	-	-	10,000	-
Totals		$317,500	$-	$40,000	$287,500	$101,200	$-	$(186,300	)*

At December 31, 2020

Company		Beginning of Period Cost	Purchases	Sales Proceeds	End of Period Cost	Fair Value	Realized Gain (Loss)	Unrealized Gain (Loss)
VistaGen Therapeutics Inc (VTGN)	(a)	287,500	277,500	-	565,500	$1,377,400	-	812,400	*

*This amount represents the cumulative unrealized loss as of March 31, 2020 and December 31, 2020.

(a)	On December 11, 2017 the Company invested $480,000 in the common stock of VistaGen Therapeutics, Inc. (VTGN). The Company purchased 320,000 common shares along with 320,000 five-year warrants with a strike price of $1.50. On March 26, 2018, the Company purchased an additional 10,000 common shares. The investment in the common shares is recorded at fair valve with unrealized gains and losses, reflected in other operating income. The Company’s investment in VTGN has a cost of $490,117, unrealized loss of $183,910 and a fair value of $306,207 at March 31, 2018. During the year ended March 31, 2019, the Company purchased 59,380 shares of VTGN for $61,998 (average price per share of $1.04 per share) in the open market. During the period of June 22, 2018 through August 1, 2018, the Company sold 389,380 shares of VTGN for $517,485 ($1.33 per share) for a realized loss of $34,630. The Company also purchased in a direct offering 230,000 restricted common shares directly from VTGN during the year ended March 31, 2019 for a cost of $287,500. On December 11, 2019, the Company purchased 250,000 three-year restricted warrant at a cost of $0.15 each (total value of $37,500). As of December 31, 2020, the Company has recognized an unrealized gain on these shares in the amount of $59,110, compared to an unrealized loss of $74,301 for the nine months ended December 31, 2019 in VTGN. As December 31, 2019, these shares were on deposit held with a broker. On December 29, 2020, the Company exercised 480,000 of its $0.50 warrants in VTGN. The new cost basis for these warrant shares is the $0.50 paid to covert each warrant in to shares (230,000 shares) as well as an addition $0.15 per share on the purchased options (250,000) shares.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2020 AND 2019

(UNAUDITED)

(US$)

NOTE 11 – INVESTMENTS (CONTINUED)

Trading securities

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

At December 31, 2020, the Company held warrants for AYTU to purchase 5,555 common shares at a strike price of $10.80 with an expiration of March 6, 2023. The strike price and number of shares were adjusted for the August 10, 2018, 1 for 20 reverse stock-split and again on December 8, 2020, as a result of a 1 for 10 shares held (herein referred to collectively as the “Reverse Stock Split”). All share and per share amounts in this report have been adjusted to reflect the effect of the Reverse Stock Split. At December 31, 2020, these warrants were out of the money by $102.02 per share and are not publicly traded, and the Company has not recognized the value of these warrants as they are not liquid.

On December 11, 2019, the Company purchased 250,000 three-year restricted warrant for VTGN at a cost of $0.15 each (total value of $37,500). These warrants have a strike price of $0.50 each. As of December 31, 2020, these warrants were exercised and the resultant shares have a cost basis of $0.65 per share.

In addition to the 250,000 VTGN warrants noted above, at December 31, 2020, the Company currently holds warrants for VTGN to purchase 320,000 shares of common stock at a strike price of $1.50 per share with an expiration of December 13, 2022. At December 31, 2020 these warrants were in of the money by $0.44 each. The Company also owned warrants for VTGN to purchase 230,000 shares of common stock at a strike price of $1.50 per share with an expiration of February 28, 2022. On December 4, 2019, VTGN adjusted the strike price of the February 2022 warrants to $0.50 each. As of December 31, 2020, these warrants were exercised and the resultant shares have a cost basis of $0.50 per share. The Company still holds 320,000 total warrants at a strike price of $1.50 per share. Since these are not publicly traded, the Company has not recognized the value of these warrants as they are not liquid.

On February 18, 2021, the Company’s board of directors authorized the open market sale of 220,000 of the 710,000 shares it holds in VTGN.  Based on the February 19, 2021 closing price of $2.96 the Company would realize a gain of $376,200. The remaining 490,000 shares would have an unrealized gain of $1,160,400. Based on the February 19, 2021 closing price, the Company would receive proceeds from the sale in the amount of approximately $651,200.  Partial sale proceeds of $480,000 will be used to exercise the Company’s remaining 320,000 warrants at $1.50 per share.

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

Cost investments

Aegea Biotechnologies Inc.

Pursuant to April 3, 2020, Collaboration Agreement, the Company has invested seventy percent (70%) of the Net Proceeds received from the sale of the initial 10,000,000 shares of stock of Tauriga under the ELOC with Tangiers in Aegea for the development of the Covid Test and used to purchase shares of common stock of Aegea, at a purchase price of $4.00 per share. Please see Note 1, under the subheading “Collaboration Agreement with Aegea Biotechnologies Inc.” Pursuant to the terms of the Collaboration Agreement, following the initial sale of 10,000,000 shares of our common stock under the ELOC, twenty percent (20%) of all subsequent net proceeds from the sale of shares under the ELOC shall be used to purchase additional shares of common stock of Aegea at a purchase price of $4.00 per share. The $4.00 stock price corresponds to a current pre-money valuation of Aegea of $25,000,000 for each tranche of cash, up to the first $2,000,000 of our investment in Aegea. . On January 8, 2021, the Company filed a Post-Effective Amendment to its Registration Statement on Form S-1 following the January 6, 2021 termination of the Investment Agreement and Registration Rights Agreement, effectively removing from registration all shares of common stock registered but not sold under the Registration Statement. The Collaboration Agreement commenced upon signing and will continue indefinitely, unless amended or terminated by mutual written agreement of the parties; however, as a result of the termination of our equity line of credit facility, we are under no obligation to fund or provide further financing to Aegea. As of December 31, 2020, the Company had invested $278,212 in Aegea for 69,553 shares, representing an ownership percentage of 1.03%.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2020 AND 2019

(UNAUDITED)

(US$)

NOTE 11 – INVESTMENTS (CONTINUED)

Küdzoo, Inc.

As of March 31, 2020, the Company had invested, in a total of $105,600 in Küdzoo, Inc. (“Küdzoo”), a privately held company. Küdzoo is the developer of a mobile application that rewards students for their grades and achievements with deals and opportunities. The investments were recorded at cost and represents 0.2% of the value of Küdzoo based on a pre-money valuation of $10,200,000. The Company had made a total of six investments beginning September 4, 2018 and each were valued at the same pre-money valuation. As of December 31, 2020, the Company owned 1.41% of Küdzoo.

The Company tested the investment value for Küdzoo as of March 31, 2020 for impairment. It was noted that the value of the company has maintained its value largely due to the fact that Küdzoo is currently raising money at the same valuation consistent with the Company’s investment, therefore, the Company does not believe there is any impairment of this investment as of March 31, 2020. As of December 31, 2020, there has been no change in this investment.

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

NOTE 12 – FAIR VALUE MEASUREMENTS

The following summarizes the Company’s financial assets and liabilities that are measured at fair value on a recurring basis at December 31, 2020 and March 31, 2020:

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets
Investment-trading securities	$1,377,400	$-	$-	$1,377,400
Cost method investment – Küdzoo	$-	$-	$105,600	$105,600
Cost method investment – Serendipity Brands	$-	$-	$35,000	$35,000
Cost method investment - Aegea Biotechnologies, Inc.	$-	$-	$139,106	$139,106

	March 31, 2020
	Level 1	Level 2	Level 3	Total
Assets
Investment-trading securities	$101,200	$-	$-	$101,200
Cost method investment – Küdzoo	$-	$-	$105,600	$106,600
Cost method investment – Serendipity Brands	$-	$-	$35,000	$35,000

NOTE 13 – CONCENTRATIONS

During the nine months ended December 31, 2020, we had one supplier for our product CBD/CBG Tauri-GumTM. The Tauri-GumTM product line represents approximately 67.3% of net sales.

During the nine months ended December 31, 2019, we have one supplier for our Tauri-GumTM product which accounted for 100% sales for the period.

NOTE 14 – SUBSEQUENT EVENTS

Subsequent to December 31, 2020, the Company issued additional shares of common stock as follows: (i); 125,000 shares under a consulting agreements, (ii) 1,000,000 shares of restricted common stock for commitment shares, (iii) 12,221,861 shares of restricted common stock in conversion of convertible notes issued by us of $184,500 note principal ($0.01848 per share), (iv) 14,900,000 shares of restricted common stock to accredited investors for proceeds totaling $395,500 ($0.02654/per share) received during the month of December 2020 and (v) 1,5000,000 shares of restricted common stock to accredited investors for proceeds totaling $112,500 ($0.075/per share) received during the month of January and February 2021.

Subsequent to December 31, 2020, the Company received funds in the amount of $671,500 under private placement agreements with accredited investors to issue 8,800,000 shares of restricted common stock ($0.0763 per share).

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2020 AND 2019

(UNAUDITED)

(US$)

NOTE 14 – SUBSEQUENT EVENTS (CONTINUED)

Investment and Registration Rights Agreements

Pursuant to the Investment Agreement and Registration Rights Agreement, we established a registered equity line of credit facility with Tangiers Global, LLC, which we entered into in January 2020, and pursuant to which we filed a Form S-1 Registration Statement with the Securities and Exchange Commission that was declared effective on March 16, 2020 (“Registration Statement”), registering a maximum of 76 million shares of our common stock issuable thereunder On January 6, 2021, the Company’s board of directors voted unanimously to terminate the Investment Agreement and Registration Rights Agreement. Accordingly, on January 8, 2021, the Company filed a Post-Effective Amendment to the Registration Statement and thereby to remove from registration all securities previously registered but not sold under the Registration Statement.

New Corporate office

Effective January 6, 2021, the Company moved its corporate headquarters to 4 Nancy Court, Suite 4, Wappingers Falls, New York 12590. The Company’s telephone number remains the same, phone: 917-796-9926. The Company entered into a two-year lease, expiring January 31, 2023. Tenant will pay $19,200 ($1,600 per month) during the first year of the term and $21,000 ($1,750 per month) during the second year of the term. The Company paid $1,600 as a security deposit.

Stock Up Express Agreement

On January 25, 2021, the Company entered into a distribution agreement with Connecticut based Stock Up Express, a division of Bozzuto’s Inc., a distributor that generates more than $3 Billion in annual sales. This agreement is effective February 1, 2021 and shall remain in effect for a period of two (2) years, with automatic renewal for additional successive one (1) year terms. Under terms of this distribution agreement, Stock Up Express will market and resell the Company’s flagship brand, Tauri-Gum™, to its customer base of wholesale and retail customers in the mainland United States. The two companies will jointly market Tauri-Gum™ to Stock Up Express’ customer base. The Agreement allows for modification of product offerings, and the Company expects to offer additional product items over the course of calendar year 2021. Either party may terminate this Agreement for convenience by giving a sixty (60) day written notice to the other party or either party has the right to terminate this agreement if the other party breaches or is in default of any obligation hereunder, including the failure to make any payment when due, which default is incapable of cure or which, being capable of cure, has not been cured within thirty (30) days after receipt of written notice from the non-defaulting Party or within such additional cure period as the non-defaulting Party may authorize in writing.

Convertible Notes

During January 2021, Tangiers Global, LLC fully converted its June 24, 2020 six-month fixed convertible promissory note having $210,000 of note principal and accrued interest of $16,800 for 12,221,861 shares ($0.01856 per share). Upon full conversion of this note, any shares remaining in the share reserve were returned to treasury.

On January 5, 2021, the Company and the Crown Bridge Partners, LLC agreed to fully settle and retire the February 11, 2020 one-year 10% convertible promissory note with, having a face value of $55,000 for the amount of $75,0000. Along with $46,458 of note principal and $4,053 of accrued interest a prepayment penalty of $24,490 will be recorded as interest expense. Upon full conversion of this note, any shares remaining in the share reserve were returned to treasury. Management elected to settle, in cash, this note principal of $46,458 and accrued interest $4,053 in addition to the prepayment penalty of $24,490, in lieu of the noteholder converting, resulting in an estimated conversion amount of 3,350,000 shares.

Investments

Effective February 5, 2021, the Company purchased five percent of the membership units in Paz Gum LLC, a Nevada limited liability company under the terms of a Membership Unit Purchase Agreement for an aggregate purchase price of $50,000.

Certified as Affiliate Vendor by The National Association of College Stores

On January 12, 2021, the Company announced that its status as an affiliate vendor has been renewed by the NACS.

Vistagen Therapeutics Inc. common stock and warrants

On February 18, 2021, the Company’s board of directors authorized the open market sale of 220,000 of the 710,000 shares it holds in Vistagen Therapeutics Inc. (NASDAQ:VTGN).  Based on the February 19, 2021 closing price of $2.96 the Company would realize a gain of $376,200. The remaining 490,000 shares would have an unrealized gain of $1,160,400. Based on the February 19, 2021 closing price, the Company would receive proceeds from the sale in the amount of approximately $651,200.  Partial sale proceeds of $480,000 will be used to exercise the Company’s remaining 320,000 warrants at $1.50 per share.

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

Business Overview

Tauriga Sciences, Inc. (the “Company”) is a Florida corporation, with its principal place of business being located at 4 Nancy Court, Suite 4, Wappingers Falls, NY 12590. During October 2020, the Company terminated its primary lease in New York City and established its new corporate headquarters in Wappingers Falls New York effective January 6, 2021. The Company has, over time, moved into a diversified life sciences technology company, with its mission to operate a revenue generating business, while continuing to evaluate potential acquisition candidates operating in the life sciences technology space.

Tauriga Pharma Corp.

On January 4, 2018, the Company announced the formation of a wholly-owned subsidiary in Delaware initially named Tauriga IP Acquisition Corp., which changed its name to Tauriga Biz Dev Corp. on March 25, 2018.

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

Tauriga Sciences Limited

On June 10, 2019, the Company formed a wholly owned subsidiary, Tauriga Sciences Limited, with the Registrar of Companies for Northern Ireland. Tauriga Sciences Limited is a private limited Company. The entity was established in conjunction with e-commerce merchant services. In conjunction to this new entity the Company entered into a two-year lease commencing on June 11, 2019. The office is located at Regus World Trade Centre Muelle de Barcelona, edif. Sur, 2a Planta Barcelona Cataluña 08039 Spain. The Company terminated this lease during October 2020.

Chief Marketing Officer

On July 15, 2020, the Company appointed Dr. Keith Aqua (“Dr. Aqua”) as an independent contractor to the position of Chief Medical Officer (“CMO”) and entered into a consulting agreement with Dr. Aqua which carries a term of 12 months expiring on July 15, 2021. In his capacity, Dr. Aqua will help the Company progress in the development of the Company’s proposed pharmaceutical grade version of Tauri-Gum™. In addition, Dr. Aqua will help establish a distribution network for the Company to market its Tauri-Gum™ brand to a variety of physicians and medical practices in southern Florida. In consideration of the services being provided by Dr. Aqua pursuant to the terms of the Agreement, the Company has agreed to issue Dr. Aqua (i) upon entry into the Agreement 750,000 shares of restricted common stock, (ii) agreed to 750,000 shares of restricted common stock which will be issued in equal monthly instalments of 62,500 shares beginning August 15, 2020 and (iii) agreed to $4,000 cash per quarter during the term of the Agreement, payable following the completion of each such quarter. As of December 31, 2020, the Company issued 1,062,500 shares valued at $41,969 ($0.0395 per share). Subsequent to December 31, 2020, Dr. Aqua was issued 125,000 restricted shares of its common stock valued at $4,938 ($0.0395 per share).

Collaboration Agreement with Aegea Biotechnologies Inc.

On April 3, 2020, Tauriga Sciences, Inc. entered into a collaboration agreement (“Collaboration Agreement”) with Aegea Biotechnologies Inc. (“Aegea”), for the purpose of developing a Rapid, Multiplexed Novel Coronavirus (COVID-19) Point of Care Test with Superior Sensitivity and Selectivity (the “SARS-Col 2 Test”). The parties believed that the benefits of the SARS-CoV-2 Test were the following: a Rapid SARS-CoV-2 test with the sensitivity and specificity to eliminate false negatives and false positives, and with the ability to detect and measure viral shed, even in patients who are asymptomatic. This SARS-CoV-2 test would use Aegea’s patented technologies, to take coronavirus testing to the next level by differentiating different strains of SARS-CoV-2. The test, if successful, would be adaptable to additional SARS-CoV-2 strain types as necessary and as the virus mutates. It also has the possibility to be rapidly be customized to provide similarly sensitive and specific assays for other viruses. The Company committed to raise funding for the purposes set forth in under the Collaboration Agreement from its $5,000,000 Equity Line of Credit (“ELOC”) with Tangiers Global, LLC, which became effective on March 16, 2020. Seventy percent (70%) of the net proceeds from the sale of the initial 10,000,000 shares of stock of Tauriga under the ELOC were invested in Aegea for the development of the Covid Test and used to purchase shares of common stock of Aegea, at a purchase price of $4.00 per share. The $4.00 stock price corresponds to a current pre-money valuation of Aegea of $25,000,000 for each tranche of cash, up to the first $2,000,000 of our investment in Aegea. Additionally, as part of our agreement with Aegea, on May 26, 2020, Tauriga issued to Aegea 5,000,000 unregistered common shares of Tauriga common stock. On August 10, 2020, the Company and Aegea amended their Collaboration Agreement. Under the terms of the amendment, having invested 70% of the proceeds from the sale of the initial 10,000,000 shares of Tauriga stock under the ELOC with Tangiers, the Company increased the percentage of proceeds it invested in Aegea on the sale of the remaining shares available under the ELOC agreement from 20% to 40%.

On January 6, 2021, however, the Company determined to terminate its ELOC by terminating each of the Investment Agreement and Registration Rights Agreement, and on January 8, 2021 filed a Post-Effective Amendment to its Form S-1 Registration Statement (333-236923) which removed from registration all shares not previously sold thereunder. This effectively also eliminates our obligation to any additional funding to Aegea under the Collaboration Agreement. As of December 31, 2020, the Company had invested $278,212 in Aegea for 69,553 shares, representing an ownership percentage of 1.03%. As of December 31, 2020, resultant delays of project milestones have led the Company to determined that full recovery of its investment in Aegea is in doubt and has recorded a 50% impairment loss on its condensed consolidated Statement of Operations in the amount of $139,106. Aegea is still moving forward on this project and the Company will continue to monitor the progress.

Master Services Agreement

On December 16, 2020, we entered into a Master Services Agreement with North Carolina based Clinical Strategies & Tactics, Inc. (“CSTI”) to resume the clinical development of its proposed anti-nausea pharmaceutical grade version of Tauri-Gum™. CSTI will primarily focus its efforts on (i) Pharmaceutical Development Strategy, (ii) Commercialization Strategy, and (iii) Funding Strategy. The Company will with work with CSTI’s founder and chief executive officer, JoAnn C. Giannone, who has over 25 years’ experience effectively leading companies through the drug and medical device development process. On December 23, 2020, the Company funded the costs associated with this Agreement, which total consulting fees were $67,500, exclusive of out-of-pocket reimbursable expenses. Under the terms of the Agreement and related statement of work, CTSI will provide a high-level assessment and documentation of the development efforts required to commercialize the proposed pharmaceutical product globally, a commercial assessment, and a review of potential funding strategies and funding sources and potential business partners. The delivery system for this proposed pharmaceutical version is a modified version (with higher concentration of CBD) of the existing Tauri-Gum™ chewing gum formulation based on continued research and development.

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

The Company has also commenced production of its second version of CBG Infused Tauri-Gum - Black Currant Flavor (each piece of Chewing Gum contains 15mg of CBG isolate). The Company’s Black Currant Flavor - CBG Infused Tauri-Gum™: Kosher Certified, Vegan, Halal, Lab-Tested, NON-GMO, Allergen Free, Gluten Free, 15mg CBG/Piece of Chewing Gum, 100% Made in the USA.

During the nine months ended December 31, 2020, the Company received and commenced sales of Peach-Lemon and Black Currant CBG Gum.

IMMUNE BOOSTER VERSION OF TAURI-GUM™

On May 29, 2020, the Company announced that it has commenced development of an Immune Booster version of Tauri-Gum™, which commenced sales during the three months ended September 30, 2020. This product contains 60mg of Vitamin C and 10mg of Elemental Zinc (“Zinc”) in each piece of chewing gum. This product does not contain any phytocannabinoids (i.e., CBD or CBG). This product commenced sales during the three months ended September 30, 2020. The Company’s Immune Booster Tauri-Gum™ product, is: Kosher certified, Halal Vegan, Lab-Tested, non-GMO, Allergen Free, Gluten Free, Infused with 60mg Vitamin C & 10mg Elemental Zinc/per each piece of chewing gum, no phytocannabinoids, and 100% made in the United States of America. This product was developed for general usage and as with respect to the entirety of the Company’s retail Tauri-Gum™ product line, there are no “treatment claims” made.

RAINBOW DELUXE SAMPLER PACK

On June 15, 2020, the Company, introduced its Rainbow Deluxe Sampler Pack (“Rainbow Pack”). The Rainbow Pack is comprised of one blister pack of each Tauri-Gum’s™ flavors (6 blister packs in total) and will be available exclusively on the Company’s E-Commerce website (www.taurigum.com). The Rainbow Pack is comprised of three Tauri-Gum™ Cannabidiol (“CBD”) infused flavors (Mint, Blood Orange, Pomegranate), two of the Tauri-Gum™ flavors are Cannabigerol (“CBG”) infused (Peach-Lemon, Black Currant), and one Tauri-Gum™ flavor is Vitamin C + Zinc (“Immune Booster”) infused (Pear Bellini). The introductory price of the Rainbow Pack is $99.99 per pack. The Rainbow pack commercially launched in late September 2020.

OTHER PRODUCTS

The Company, from time to time, will offer various formats of CBD product through its e-commerce website. As of this report date the Company is currently offering a 70% dark chocolate 20mg CBD non-GMO dietary supplement and 100mg CBD scented bath bombs (Mint, Pomegranate and Blood Orange). The Company’s current offering includes a line of skin care products sold on its ecommerce website under the product line name of Uncle Bud’s. The skin care products include three different 4.2mg CBD facemasks (collagen, detoxifying and tightening masks), 100mg CBD daily moisturizer, 30mg CBD anti-wrinkle dream, hand and foot cream with hemp seed oil, 120mg CBD massage and body oil, 240mg CBD body revive roll-on, 35mg CBD transdermal patch and 120mg CBD body spray. Additionally, on December 1, 2020 the Company announced the commencement of development of a Caffeine infused version of Tauri-Gum™. When production run is complete, this will represent the 7th SKU of the Tauri-Gum™ product line.

COVID-19 delays, affecting delivery of Tauri-Gummies™ inventory, during December 2020 and adverse effect on December 2020 e-commerce sales

Following the highest monthly e-commerce sales that the Company has generated to date, November 2020 e-commerce gross revenue was $41,740, delays arose due to COVID-19 related issues, specifically affecting the packager of the Tauri-Gummies™ product. As a result, the manufacturer failed to deliver the anticipated shipment of Tauri-Gummies™ inventory during December 2020. This negatively impacted e-commerce revenue for the three months ended December 31, 2020. In addition to deferred revenue of $2,030 as a result of paid-in-full out-of-stock orders, it is likely a substantial number of e-commerce orders were not placed due to product unavailability. The Company depleted its Tauri-Gummies™ inventory on or around December 1, 2020. The Company was notified by its manufacturer (CureSupport NA) that the delivery of approximately 2,000 jars of Tauri-Gummies™, had been delayed until approximately January 15, 2021. The Company has received the shipment of Tauri-Gummies™ and fulfilled the orders associated with the deferred revenue as of this report date.

DISTRIBUTION OF THE COMPANY’S PRODUCTS

E&M Distribution Agreement

On April 1, 2019, the Company entered into a distribution agreement with E&M Ice Cream Company (“E&M”) to establish Tauri-GumTM in the greater New York City marketplace , with substantial levels of both financial resources and marketing support. The Company had both received payment for and completed an initial delivery of $54,000 of Company product to E&M in March 2019, and re-orders in the first quarter of fiscal 2020. In connection with the E&M Distribution Agreement, the Company issued 1,000,000 restricted shares of the Company’s common stock and tendered a one-time cash payment of $125,000 to E&M for early stage marketing and distribution support services. This $125,000 cash component was paid in full to E&M on April 1, 2019, and the value of the shares is reflected in stock-based compensation based on the grant date of April 1, 2019.

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

North Eastern United States Distribution Agreement

On April 30, 2019, the Company, entered into a non-exclusive comprehensive distribution agreement with Sai Krishna LLC (“SKL”), a New Jersey based distributor, with relationships in the Northeast region of the United States and Asia. In connection with the SKL Agreement, the Company had issued 1,000,000 restricted common shares the Company’s stock in accordance with a further division of such shares as previously disclosed by us in previous periodic reports. The SKL distribution agreement expired on April 30, 2020 and was not renewed by us. Further, in connection with this agreement, on May 11, 2019, we also entered into a consulting agreement with Ms. Neelima Lekkala, who was appointed Vice President of Distribution & Marketing. This consulting agreement had a one-year term and expired on May 11, 2020 and was not renewed by us. As of December 31, 2020, Ms. Lekkala earned commission in the amount of $1,143.

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

In connection with the issuances of any restricted securities by the Company regarding the above-described distribution agreements or other agreements described in our annual report dated March 31, 2020 filed with the Securities and Exchange Commission on June 29, 2020, Part II, Item 5, Unregistered Sales of Equity Securities for additional information. No equity was issued as a result of this agreement.

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

On July 28, 2020, the Company and OG mutually agreed to terminate this sales arrangement. The Company and OG arranged for a buyer to purchase substantially all of the remaining inventory. Any remaining inventory will be used as samples and promotional items. All items under this agreement were removed from the Company’s website. As of December 31, 2020, no third-party commissionable sales were recorded.

Tauri-GumTM Product Line on IndiaMART

On May 26, 2020, the Company, announced that it has entered the fast-growing CBD retail marketplace of India. After several months of preparatory work, the Company has successfully listed the entirety of its Tauri-Gum™ product line with India’s leading E-Commerce Company (B2B, B2C, Customer to Customer), IndiaMART InterMESH Ltd. (“IndiaMART” or “IndiaMART.com”). The Company will sell each blister pack of its CBD infused Tauri-Gum™ (Mint, Blood Orange, and Pomegranate flavors) for 1,200 INR and each blister pack of its CBG infused Tauri-Gum™ (Peach-Lemon flavor) for 1,650 Indian Rupees. As of December 31, 2020, the Company has not recognized any sales under this arrangement.

Mr. Checkout Distribution Agreement

On June 29, 2020, the Company entered into a “Go-To-Market” distribution agreement with Mr. Checkout Distributors (“Mr. Checkout”), a marketing and consulting company located in Oviedo, Florida. The Mr. Checkout agreement enables the Company to launch its flagship brand Tauri-Gum™ through Mr. Checkout’s network of independent direct store distributors that service approximately 150,000 stores and retail locations across the United States. These stores include well-known convenience stores, gas station marts and supermarket chains. Under the terms of this agreement, on July 7, 2020, the Company paid a one-time $5,000 retainer on commission against the first $100,000 in sales. Subsequent commissions shall be paid to Mr. Checkout during the first thirty (30) days of the subsequent quarter once retainer has been met and exceeded. Commission will not be paid until the retainer has been met. As of December 31, 2020, the Company has recognized no sales via this agreement.

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

Stock Up Express Agreement

Effective February 1, 2021, the Company entered into a distribution agreement with Connecticut based Stock Up Express, a division of Bozzuto’s Inc., a distributor that generates more than $3 Billion in annual sales. The agreement shall remain in effect for a period of two (2) years, with automatic renewal for additional successive one (1) year terms. Under terms of this distribution agreement, Stock Up Express will market and resell the Company’s flagship brand, Tauri-Gum™, to its customer base of wholesale and retail customers in the mainland United States. The two companies will jointly market Tauri-Gum™ to Stock Up Express’ customer base. The Agreement allows for modification of product offerings, and the Company expects to offer additional product items over the course of calendar year 2021. Either party may terminate this Agreement for convenience by giving a sixty (60) day written notice to the other party or either party has the right to terminate this agreement if the other party breaches or is in default of any obligation hereunder, including the failure to make any payment when due, which default is incapable of cure or which, being capable of cure, has not been cured within thirty (30) days after receipt of written notice from the non-defaulting Party or within such additional cure period as the non-defaulting Party may authorize in writing.

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

Furthermore, with respect to Company’s developing CBG product line, the FDA has provided no guidance as to how cannabinoids other than CBD (such as CBG) shall be regulated under the FD&C Act, and it is unclear at this time how such potential regulation could affect the results of the operations or prospects of the Company or this product line.

New York State Department of Health

The New York State Department of Health (NYDPH) has begun implementing regulations concerning the processing and retail sale of hemp derived cannabinoids. Under the regulations, “cannabinoid” is broadly defined as “any phytocannabinoid found in hemp, including but not limited to, Tetrahydrocannabinol (THC), tetrahydrocannabinolic acid (THCA), cannabidiol (CBD), cannabidiolic acid (CBDA), cannabinol (CBN), cannabigerol (CBG), cannabichromene (CBC), cannabicyclol (CBL), cannabivarin (CBV), tetrahydrocannabivarin (THCV), cannabidivarin (CBDV), cannabichromevarin (CBCV), cannabigerovarin (CBGV), cannabigerol monomethyl ether (CBGM), cannabielsoin (CBE), cannabicitran (CBT). Cannabinoids do not include synthetic cannabinoids as that term is defined [under New York law].”

These regulations came into effect on January 1, 2021, and all “cannabinoid hemp processors” and “cannabinoid hemp retailers” operating within the state of New York must be licensed by the NYDPH. The regulations expressly allow for food and beverages to contain “cannabinoids”, so long as such products meet certain requirements. To this end, the Company is in the process of preparing to submit its license application with the NYDPH in compliance with this legislation.

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

Furthermore, all cannabinoid products sold at retail are subject to a series of labelling requirements. All such products must be labeled with the amount of cannabinoids in the product and the amount of milligrams per serving. If the product contains THC, the amount of THC in the product needs to be stated on the label in milligrams on a per serving and per package basis. In addition, all products are required to have a scannable bar code or QR code which links to a certificate of analysis and the packaging is prohibited from being attractive to consumers under 18 years of age. Products are also required to list appropriate warnings for consumer awareness. The Company’s entire product line will comply with the above standards.

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

OTHER BUSINESS ITEMS

Certified by Wal-Mart, Inc. to become a Domestic Supplier

On December 23, 2019, the Company announced that is has been certified by Wal-Mart, Inc. (“Walmart”) to become a domestic supplier. This certification from Walmart was obtained by the Company on December 19, 2019. On May 26, 2020, we also announced that our Walmart marketplace seller application had been officially approved. In joining Walmart marketplace, the Company has the opportunity to expand the presence of its products and product lines, with access to over a hundred million monthly customers. The Company is also approved to both list products on Walmart.com and sell directly to Walmart buyers. As of December 31, 2020, the Company has not recognized any sales through this channel. The Company was designated, by Walmart, Supplier ID # 36223459 and SAP Supplier # 1600179472.

Approval to Operate Global Seller Account by Alibaba Group

On January 6, 2020, the Company announced that is has been approved by Chinese multinational conglomerate, Alibaba Group (“Alibaba”), to operate a Global Seller Account. In addition, the Company has been designated as a Gold Supplier (Gold Tier Level Supplier). This Alibaba approval opens up the global marketplace to the Company, its products, its product lines, as well as future business opportunities. The Company has a relationship with a fulfillment facility in mainland China and is focusing on meeting buyers and virtual Alibaba Tradeshows. As of December 31, 2020, the Company has not recognized any sales through this channel.

Certified as Affiliate Vendor by The National Association of College Stores

On January 7, 2020, the Company announced that is has been certified by the National Association of College Stores (“NACS”) as an affiliate vendor. As a vendor of NACS, the Company has joined the most comprehensive group of campus retailers working to provide the best services and selections to college students across the United States. On January 12, 2021, the Company announced that its status as an affiliate vendor has been renewed by the NACS. The Company has been designated, by NACS, its Affiliate Vendor ID # 113921.

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

As of December 31, 2020, we had issued 13,910,000 shares of Common Stock in exchange for an aggregate of $400,514 under this equity line of credit facility. The Company has not issued any put notices subsequent to this balance sheet date. The final put notice was issued October 1, 2020.

On January 6, 2021, the Company determined to terminate its equity line of credit facility by terminating each of the Investment Agreement and Registration Rights Agreement, and on January 8, 2021 filed a Post-Effective Amendment to its Form S-1 Registration Statement (333-236923) removing from registration all shares of common stock not previously sold thereunder.

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

KushCo Holdings, Inc.

Effective July 10, 2020, the Company and KushCo Holdings, Inc., a Nevada corporation (“KushCo”), entered into a Product Placement Membership Agreement (the “Placement Agreement”). Under the terms of the Placement Agreement, KushCo will provide placement services of the Company’s Tauri-Gum™ product line(s), and will assist with retail activation, product incubation, branding and marketing solutions, and sales management services. As compensation for providing such services and placement of the Company’s products, when KushCo or one of its affiliates consummates a purchase, distribution or sale of products (either directly or through third parties), KushCo will be paid a fee equal to 10% of the total gross sales for such transaction(s) (the “Placement Fee”). The Placement Fee shall be earned as of the date of the respective transaction and shall be paid in cash by the Company on a monthly basis and no later than the last calendar day of each calendar month. The Placement Agreement has a term of two (2) years, unless earlier terminated upon sixty (60) days’ notice to the Company, as provided under the KushCo Agreement.

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

On June 29, 2018, the Company purchased four BLINK Level – 2 - 40” pedestal chargers for permanent placement in a retail location or locations whereby the Company will pay a variable annual fee based on 7% of total revenue per charging unit. The rest of the proceeds will be split 80/20 between the Company and the host location owner or its assignee. As of December 31, 2020, we have not installed any of these machines in any locations, and no revenue has been generated through the Blink contract. The Company abandoned this business line, and therefore, we have reclassified these assets as held for sale.

RESULTS OF OPERATIONS

For the three and nine months ended December 31, 2020 compared to the three and nine months ended December 31, 2019

The results of operations included herein contain only those operations that are part of our continuing operations. For discussion regarding our past operations which have since been disposed of, please refer to our Annual Report.

Net Revenue

During the three and nine months ended December 31, 2020, the Company recognized net revenue of $74,949 and $215,113. Net revenues for the nine months ended December 31, 2019 were $87,781 and $201,881. The Company’s sales came from online, distributors and wholesale clients. For the purposes of sales by sales channel segmentation, distributor sales include sales to customers that were distributors.

Net Sales by sales channel:

	For the three months ended December 31,		For the nine months ended December 31,
	2020	2019	2020	2019
Distributor	$-	$-	$-	$15,592
Online	74,949	10,078	169,428	13,874
Wholesale	-	77,703	45,685	172,415
Total	$74,949	$87,781	$215,113	$201,881

Cost of Goods Sold

For the three and nine months ended December 31, 2020, the Company had cost of goods sold in the amount of $34,348 and $133,391 for online and wholesale customers. For the three and nine months ended December 31, 2019 was $70,972 and $163,905 as a result of sales of Tauri-GumTM to online customers, distributors and wholesale clients. For the purposes of cost of goods sold segmentation distributor cost of goods sold includes sales to customers that were distributors.

Cost of Goods Sold by sales channel for Tauri-GumTM for the nine months ended December 31, 2020 and 2019 were:

	For the three months ended December 31,		For the nine months ended December 31,
	2020	2019	2020	2019
Distributor	$-	$-	$-	$11,314
Online	34,348	7,065	106,648	9,519
Wholesale	-	63,907	$26,743	143,072
Total	$34,348	$70,972	$133,391	$163,905

Operating Expenses

Marketing and advertising expense

For the three months ended December 31, 2020, marketing and advertising expense from continuing operations was $105,899 compared to $16,320 for the same period in the prior year, respectively, increased due to cost of marketing and promotion of Tauri-gumTM online and well as a payment of $15,000 to Think Big LLC.

For the nine months ended December 31, 2020, marketing and advertising expense from continuing operations was $180,801 compared to $150,997 for the same period in the prior year, respectively, increased largely due to a payment under a marketing strategy consulting of Tauri-gumTM online.

Research and development

For the three months ended December 31, 2020, research and development expense was $7,173 compared $0 for the same period in the prior year. The increase in current year expense was largely due to expenditures towards new CBD-based product development.

For the nine months ended December 31, 2020, research and development expense was $34,478 compared $3,852 for the same period in the prior year. The increase in current year expense was due to the Tauri-GumTM product and packaging design, product testing, bar codes and expenditures towards new CBD-based product development.

Fulfillment services

For the three months ended December 31, 2020, fulfillment services were $25,200 compared $6,450 for the same period in the prior year. The increase in current year expense was largely due to additional activity and increased e-commerce sales activity and product offering.

For the nine months ended December 31, 2020, fulfillment services $64,200 compared $6,450 for the same period in the prior year. The increase in current year expense was largely due to additional activity and increased e-commerce sales activity and product offering.

General and Administrative Expense

For the three months ended December 31, 2020 and 2019, general and administrative expenses were $436,097 and $489,629, respectively. This decrease of $53,532 was primarily attributable to $32,199 less in legal fee expense and $66,895 less stock-based compensation expense offset by an increase in consulting fees of $56,452 from the same period in the prior year.

For the nine months ended December 31, 2020 and 2019, general and administrative expenses were $1,328,786 and $1,408,358, respectively. This decrease of $79,572 was primarily attributable to $29,569 less in conference expense, $40,917 due to proxy expense in the prior year and $202,353 less stock-based compensation expense offset by an increase in consulting fees of $66,895, higher accounting fees of $52,205, increase press release cost of $40,035 and increased customer service cost of $18,469 and from the same period in the prior year.

Depreciation and amortization

For the three months ended December 31, 2020 and 2019, depreciation and amortization expense was $218 and $232, respectively. Depreciation expense decrease of $14 was due to depreciation expense on old computer equipment as slightly higher than its replacement.

For the nine months ended December 31, 2020 and 2019, depreciation and amortization expense was $653 and $696, respectively. Depreciation expense decrease of $43 was due to depreciation expense on old computer equipment as slightly higher than its replacement.

Interest Expense

For the three months ended December 31, 2020 and 2019, interest expense was $289,503 and $243,399 respectively. Interest expense increase of $46,104 was due to an increase in the expense associated with the issuance of commitment shares recorded as interest expense in the amount of $105,000, lower interest carry cost by $6,170 due to a lower debt level offset by increased amortization of beneficial conversion feature of $66,812 from the same period in the prior year.

For the nine months ended December 31, 2020 and 2019, interest expense was $901,913 and $539,955 respectively. Interest expense increase of $361,958 was due to an increase in interest carry cost of $31,273 due to a higher debt level, increased beneficial conversion feature amortization of $175,543, the increase in the issuance of commitment shares recorded as interest expense in the amount of $118,618 and increased amortization of original issue discount in the amount of $35,802.

Net Income (Loss)

The Company generated a net loss from continuing operations of $22,169 for the three months ended December 31, 2020 compared $827,919 during the three months ended December 31, 2019. This decreased loss of $805,750 was largely due to an increase in unrealized gain on trading securities in the amount of $939,590 offset by a loss on impairment of the Aegea investment of $139,106 from the same period in the prior year.

The Company generated a net loss from continuing operations of $1,614,449 for the nine months ended December 31, 2020 compared $2,106,953 during the nine months ended December 31, 2019. This decreased loss of $492,504 was largely due to an unrealized gain on trading securities in the amount of $998,700 compared to a loss of $161,769 during the same period in the prior year offset by a loss on impairment of the Aegea investment of $139,106 and $361,958 more interest cost as compared to the same period in the prior year.

Liquidity and Capital Resources

At December 31, 2020, we had cash of $160,310 and $1,377,400 of securities compared to March 31, 2020 of $5,348 and $101,200 of trading securities. We have historically met our cash needs through a combination of proceeds from private placements of our securities, loans and convertible notes. Our cash requirements are generally for purchases of inventory as well as selling, general and administrative activities. We believe that our cash balance is not sufficient to finance our cash requirements for expected operational activities, capital improvements, and partial repayment of debt through the next 12 months.

Cash provided by in financing activities during the nine months ended December 31, 2020 and 2019 was $2,014,878 and $712,020, respectively. During the nine months ended December 31, 2020, the Company received $801,563 proceed for the sale of common stock, $400,515 proceeds from the issuance of registered shares under and investment agreement with Tangiers and proceeds from convertible notes in the amount of $692,800. The Company also issued two non-convertible notes, except in the case of default, totaling $220,000. The Company also repaid $100,000 of note principal. During 2019, the Company had proceeds from the sale of common stock in the amount of $103,520 and $608,500 proceeds from notes payable.

As of December 31, 2020, current assets exceeded our current liabilities by $922,687 compared to current liabilities exceeding current assets by $334,832 at March 31,2020. At December 31, 2020, current assets were $2,267,291 compared to $607,894 at March 31, 2020. During 2020, the Company’s increase in net assets was due to a $1,276,200 increase in the investment in trading securities as well as $102,207 increase in product inventory and a $167,310 increase in cash on hand. At December 31, 2020, current liabilities were $1,344,604 compared to $942,726 at March 31, 2020. The Company’s increase in current liabilities was mainly due to increased notes payable of $67,266 plus increased accrued expenses of $51,125 and an increase in the liability to issue stock of $311,250.

Going Concern

During the fourth quarter of the year ended March 31, 2019, the Company began sales and marketing efforts for its Mint flavored Tauri-GumTM product. During the nine months ended December 31, 2020, the Company recognized net sales of $215,113 and a gross profit of $35,284, compared to net sales of $201,881 and a gross profit of $35,719 for the same period during the same period in the prior year. During the year ended March 31, 2020, the Company has entered into multiple distribution agreements, was approved and provisioned to sell to many large retailers and ecommerce platforms. At December 31, 2020, the Company had a working capital surplus of $922,687 compared to a working capital deficit of $334,832 for the year ended March 31, 2020. The improvement is largely resultant from increased inventory levels, investment in Aegea and an increase in value of trading securities. Although the Company has a working capital surplus, there is no guarantee that this will continue therefore it still believes that there is uncertainty with respect to continuing as a going concern.

On July 1, 2019, months after the NYC Department of Heath announced a ban on cannabidiol in foods and beverages (mainly focused on restaurants and baked goods), the updated New York City Health Code now includes an embargoing of CBD-infused Edible(s) Products (including packaged products). The Company is hopeful that due to the recent regulatory regime for cannabinoid products implemented by the NYDPH, the New York City Council will remove the current CBD ban, and implement regulations surrounding CBD products in a logical and prompt manner. The Company believes it is well positioned under the current regulatory structure and has taken a conservative approach towards its products, including, for example, ensuring that its product manufacturer periodically tests for compliance with the Agricultural Improvement Act of 2018, such as utilizing CBD oils from hemp plants which contain 0.3% or less THC content. Subsequent to the balance sheet date, the State of New York has determined that it is allowable to sell CBD Infused Edible products in the forms of both food and drink (inclusive of chewing gum). It was also determined that no time can CBD be sold in products that contain either alcohol or tobacco. Additionally, the State of New York also said that NO CBD product may be sold if it contains more than 0.3% (1/333rd by Composition) THC. No Individual food or beverage product may contain more than 25mg of Hemp-Extracted Cannabinoids (“CBD” or “CBG”) per serving. Food and drink infused with CBD and Other Hemp Extracts must be packaged by the manufacturer and extracts cannot be added at the retail level. The Company’s entire product line will comply with these standards.

The Company, in the short term, intends to continue funding its operations either through cash-on-hand or through financing alternatives. Management’s plans with respect to this include raising capital through equity markets to fund future operations as well as the possible sale of its remaining marketable securities which had a market value of $1,377,400 at December 31, 2020. In the event the Company cannot raise additional capital to fund and/or expand operations or fails to raise adequate capital and generate adequate sales revenue, or if the regulatory landscape were to become more difficult or result in regulatory enforcement, it could result in the Company having to curtail or cease operations.

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

In an effort to support the Company’s future capital needs, on January 21, 2020, the Company entered into a $5,000,000 equity line financing agreement with Tangiers, as well as a registration right agreement related thereto. The financing is over a maximum of 36 months. Pursuant to the Registration Rights Agreement, a maximum of 76,000,000 shares of our common stock, par value $.00001 per share that we may sell to Tangiers from time to time will be registered by us on Form S-1 with the Securities and Exchange Commission under the Securities Act of 1933, as amended, for this financing. As a result of the Company’s Collaboration Agreement with Aegea, whereby seventy percent (70%) of the Net Proceeds from the sale of the initial 10,000,000 shares of stock of Tauriga using the ELOC were transferred to and invested in Aegea for the purchase of common stock of Aegea, and forty percent (40%) as amended August 10, 2020 of all subsequent Net Proceeds, this arrangement will provide less capital to ongoing operations. Additionally, the Company has excluded 4,000,000 shares under this agreement to cover liabilities and expenses related to the establishment and maintenance of this agreement. (See earlier in this Note for a more complete description under Investment Agreement and Registration Rights Agreement). As of December 31, 2020, the Company has issued 3,910,000 of the excluded 4,000,000 shares. On January 8, 2021, the Company filed a Post-Effective Amendment to its January 21, 2020 S-1 Investment Agreement and Registration Rights Agreement to terminate the effectiveness of the Registration Statement and to remove from registration all securities registered but not sold under the Registration Statement.

Contractual Obligations

Per Os Bio has contracted with the Company as the sole manufacturer of its Tauri-GumTM and are under contract to produce our product when ordered at approximately $6 per blister pack. Per OS is also required to have each batch independently tested to ensure that each piece of chewing gum must contain 10 milligrams (“mg”) of CBD Isolate, has 0% THC Content and is clear for all microbiology. Due to the implementation of efficiencies and reduction in market price of the most important “basic factors of production costs” CBD and CBG Isolate, the cost per blister pack (as of 12/31/2020) has been reset to approximately $4 per blister pack.

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

Effective January 6, 2021, the Company moved its corporate headquarters to 4 Nancy Court, Suite 4, Wappingers Falls, New York 12590. The Company’s telephone number remains the same, phone: 917-796-9926. The Company entered into a two-year lease, expiring January 31, 2023. Tenant will pay $19,200 ($1,600 per month) during the first year of the term and $21,000 ($1,750 per month) during the second year of the term. The Company paid $1,600 as a security deposit.

Off-Balance Sheet Arrangements

As of December 31, 2020, the Company had no off-balance sheet arrangement as defined in Item 303(a)(4) of Regulation S-K.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of February 12, 2021, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

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

As of December 31, 2020, we had $172,658 of available cash as well as $1,377,400 held in trading securities at fair market value. We will need to raise additional funds or liquidate the remainder of our marketable securities to pay outstanding vendor invoices and execute our business plan. Our future cash flows depend on our ability to market and sell our common stock and to enter into licensing arrangements. There can be no assurance that we will have sufficient funds to execute our business plan or complete a strategic transaction, or that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us.

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

The NYDPH has implemented regulations concerning the processing and retail sale of hemp derived cannabinoids, and pursuant to these regulations, Company is deemed to be operating as a “cannabinoid hemp retailer.” Furthermore, retailers selling cannabinoid hemp products are required to submit a completed Cannabinoid hemp retailer license application to the NYDPH on or before April 1, 2021. The NYDPH is currently accepting applications for cannabinoid hemp retail licenses and Company is in the process of preparing its application for submission. If Company is unable to acquire a cannabinoid hemp retailer license, this could impact Company’s ability to maintain its business operations or subject it to penalties, fees, fines, or other financial consequences.

Uncertainty regarding the NYDAM’s development of a State Plan.

Pursuant to New York Legislation S.6184/A.7680, the New York State Department of Agriculture and Markets (NYDAM) retains primary regulatory authority over the production and cultivation of industrial hemp within the State of New York. However, pursuant to the 2018 Farm Bill a State Plan must be submitted to the USDA for approval, in order to ensure that the NYDAM’s primary regulatory authority is recognized at the federal level. On October 4, 2020, the United States Senate passed a bipartisan continuing resolution, which included language to extend the deadline for the submission of a State Plan, until December 31, 2021. As of this date, the NYDAM has not yet formally submitted a State Plan and based on public comments issued by the NYDAM it is unclear as to when and how a formal State Plan will be submitted. Until a formal State Plan for New York has been published, submitted and approved by the USDA, it is unclear how the NYDAM will handle any conflicts with federal law which may arise due to New York’s current industrial hemp processors and manufacturers licensing structure. Such uncertainty could disrupt the Company’s business and result in a material adverse effect on its operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended December 31, 2020, the Company issued 1,824,998 shares under stock purchase agreements in consideration for $49,939 ($0.027 to $0.0275 per share) to accredited investors that were unrelated third parties. Proceeds were used to fund operational expenses, including the purchase of inventory. The Company has received funds under stock purchase agreements in the amount of $442,250 that has not been issued as of the balance sheet date.

During the three months ended December 31, 2020, the Company issued 2,250,000 shares issued for debt commitment shares to noteholders in the amount of $68,000 ($0.027808 to $0.0355 per share).

During the three months ended December 31, 2020, the Company issued 37,407,876 shares for conversion of debt under previously disclosed convertible notes and their related securities purchase agreements, if any. In total, $540,383 of note principal was converted as well as accrued interest in the amount of $34,984 ($0.01242 to $0.019602 per share).

Pursuant to the October 5, 2020, Inventory Financing Promissory Note in the aggregate principal amount of US$135,000.00 the Company entered into with Jefferson Street Capital LLC, under a Securities Purchase Agreement “SPA”. The Note has a maturity date of October 5, 2021, carries a $10,000 original issue discount allowing partial or complete conversions of the note into our Common Stock as a form of repayment. This Note may only be converted by Jefferson Street Capital LLC under default in our monthly repayment obligation pursuant to the cash repayment schedule. In connection with the Note, the Company issued irrevocable transfer agent instructions reserving 21,000,000 shares of the Company’s Common Stock (“Share Reserve”) for the amount then outstanding. Upon full conversion or repayment of this Note, any shares remaining in such share reserve shall be cancelled and placed back into the treasury of the Company and available for issuance at a future date. On October 22, 2020, the Company issued to Jefferson Street 1,250,000 shares of its restricted common stock as debt commitment shares valued at $40,000 ($0.032 per share). This note description is included by reference. For a more complete description please see Note 7 – Notes Payable and exhibits attached to this report other periodic reports.

During the three months ended December 31, 2020, the Company issued 1,062,500 pursuant to July 15, 2020, appointment and underlying 12 month agreement that names Dr. Keith Aqua (“Dr. Aqua”) as an independent contractor to the position of Chief Medical Officer. These shares had a value of $41,969 ($0.0395 per share). This note description is included by reference. For a more complete description please see Note 1 – Basis of Operations and exhibits attached to this report other periodic reports.

During the three months ended December 31, 2020, the Company issued 3,000,000 pursuant to On September 24, 2020, License and PSA with Think BIG, LLC, Willie C. Mack, Jr., and Christopher J. Wallace with the collective intent to enhance sales and marketing of the Company’s product lines and brand ambassadorship. For a more complete description please see Note 1 – Basis of Operations and exhibits attached to this report other periodic reports.

During the three months ended December 31, 2020, the Company issued 1,000,000 shares to a consultant pursuant to an agreement at a cost of $50,000 ($0.05 per share).

Subsequent to December 31, 2020, Tangiers Global, LLC fully converted its June 24, 2020 six-month fixed convertible promissory note having $210,000 of note principal and accrued interest of $16,800 for 12,221,861 shares ($0.01856 per share). Upon full conversion of this note, any shares remaining in the share reserve were returned to treasury.

Subsequent to December 31, 2020, the Company issued 125,000 pursuant to July 15, 2020, appointment and underlying 12 month agreement that names Dr. Keith Aqua (“Dr. Aqua”) as an independent contractor to the position of Chief Medical Officer. These shares had a value of $4,938 ($0.0395 per share). This note description is included by reference. For a more complete description please see Note 1 – Basis of Operations and exhibits attached to this report other periodic reports.

Subsequent to December 31, 2020, the Company received funds in the amount of $671,500 under private placement agreements with accredited investors to issue 8,800,000 shares of restricted common stock ($0.0763 per share).

Subsequent to December 31, 2020, the Company issued 1,000,000 shares of restricted common stock for commitment shares in the amount of $31,800 ($0.0318 per share).

Subsequent to December 31, 2020, the Company issued 14,900,000 shares of restricted common stock to accredited investors for proceeds totaling $395,500 ($0.02654/per share) received during the month of December 2020.

Subsequent to December 31, 2020, the Company issued 1,5000,000 shares of restricted common stock to accredited investors for proceeds totaling $112,500 ($0.075/per share) received during the month of January and February 2021.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS.

Exhibit Number	Description

4.1	Form of Private Placement Stock sale agreements for shares issued and funds received

4.2	Securities Purchase Agreement with Jefferson Street Capital, LLC date October 5, 2020

4.3	Security Purchase Agreement with SE Holding LLC for $110,000 dated November 11, 2020

4.4	Form of Tauriga Security Purchase Agreement offered to accredited investors for private placement

10.1	Distribution Agreement between Stock Up Express, a division of Bozzuto’s Inc., and Tauriga Sciences, Inc., effective February 1, 2021 filed on Current Report 8-k dated January 27, 2021

10.2	Inventory Financing Promissory Note for $135,000 dated October 5, 2020 with Jefferson St. Capital LLC filed on Form 10-Q on November 16, 2020

10.3	Lease agreement for corporate headquarters dated January 6, 2021 filed on Current Report 8-k on January 8,2021

10.4	Amendment to Investment Agreement, dated November 18, 2020 filed on Current Report 8-k on November 19, 2020

10.5	Amendment to Registration Rights Agreement, dated November 18, 2020 filed on Current Report 8-k on November 19, 2020

10.6	Master Services Agreement between the Company and Clinical Strategies & Tactics, Inc., dated December 16, 2020 filed on Form 8-K on December 29, 2020

10.7	Promissory Note with SE Holding LLC for $110,000 dated November 11, 2020 bearing 12% interest

10.8	Promissory Note between the Company and Tangiers Global, LLC consummated on December 21, 2020 filed on Form 8-K on December 29, 2020

Exhibit 31.1	Certification of Chief Executive Officer of Tauriga Sciences, Inc. Required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Principal Accounting Officer of Tauriga Sciences, Inc. Required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Principal Executive Officer of Tauriga Sciences, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63

Exhibit 32.2	Certification of Principal Accounting Officer of Tauriga Sciences, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63

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

TAURIGA SCIENCES, INC. (Registrant)

Date: February 22, 2021	By:	/s/ Seth M. Shaw
Seth M. Shaw
Chief Executive Officer

	By:	/s/ Kevin P. Lacey
Kevin P. Lacey
Chief Financial Officer

