Form 10-K
period 2021-03-31
TAURIGA SCIENCES, INC.
filed 2021-06-29
CIK 1142790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2021

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from April 1, 2020 to March 31, 2021

Commission File Number: 000-53723

TAURIGA SCIENCES, INC.

(Exact name of registrant as specified in its charter)

Florida	30-0791746
(State or other jurisdiction of	(IRS Employee
incorporation or organization)	Identification No.)

4 Nancy Court Suite #4
Wappingers Falls, NY	12590
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if smaller reporting company)	Emerging growth company [ X ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [X] No

On September 30, 2020, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $5,660,617 based upon the closing price on that date of the Common Stock of the registrant on the OTC Bulletin Board system of $0.0324. For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its Common Stock are deemed affiliates of the registrant.

As of as of June 26, 2021, the registrant had 285,696,214 shares of its Common Stock, $0.00001 par value (the “Common Stock”), outstanding.

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

All references in this Annual Report on Form 10-K to “we,” “us,” “our” and the “Company” refer to Tauriga Sciences, Inc., a Florida corporation, and its consolidated subsidiaries unless the context requires otherwise.

PART I

ITEM 1. BUSINESS

General Overview

Tauriga Sciences, Inc. (the “Company”) is a Florida corporation, with its principal place of business being located at 4 Nancy Court Suite#4, Wappingers Falls, NY 12590. The Company has, over time, moved into that of a diversified life sciences technology company, with its mission to operate a revenue generating business, while continuing to evaluate potential acquisition candidates operating in the life sciences technology space.

Tauriga Pharma Corp.

On January 4, 2018, the Company announced the formation of a wholly owned subsidiary in Delaware initially named Tauriga IP Acquisition Corp., which changed its name to Tauriga Biz Dev Corp. on March 25, 2018.

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

Currently the pharmaceutical grade version of Tauri-Gum is in the pre-IND stage of development. The development team is working on several parallel workstreams, including:

●	formulation development;

●	non-clinical in vivo and in vitro studies to inform the effective clinical dose and safety margin;

●	regulatory strategy and regulatory documentation preparation;

●	confirmation of the active pharmaceutical ingredient (API); and

●	Identifying pharma-grade API suppliers.

Tauriga Sciences Limited

On June 10, 2019, the Company formed a wholly owned subsidiary, Tauriga Sciences Limited, with the Registrar of Companies for Northern Ireland. Tauriga Sciences Limited is a private limited Company. The entity was established in conjunction with e-commerce merchant services. In conjunction to this new entity, the Company entered into a two-year lease commencing on June 11, 2019. The office is located at Regus World Trade Centre Muelle de Barcelona, edif. Sur, 2a Planta Barcelona Cataluña 08039 Spain. The Company terminated this lease during October 2020. The Company no longer maintains an office in this region.

Collaboration Agreement with Aegea Biotechnologies Inc.

On April 3, 2020, Tauriga Sciences, Inc. entered into a collaboration agreement (“Collaboration Agreement”) with Aegea Biotechnologies Inc. (“Aegea”), for the purpose of developing a Rapid, Multiplexed Novel Coronavirus (COVID-19) Point of Care Test with Superior Sensitivity and Selectivity (the “SARS-Col 2 Test”). The parties believed that the benefits of the SARS-CoV-2 Test were the following: a Rapid SARS-CoV-2 test with the sensitivity and specificity to eliminate false negatives and false positives, and with the ability to detect and measure viral shed, even in patients who are asymptomatic. This SARS-CoV-2 test would use Aegea’s patented technologies, to take coronavirus testing to the next level by differentiating different strains of SARS-CoV-2. The test, if successful, would be adaptable to additional SARS-CoV-2 strain types as necessary and as the virus mutates. It also has the possibility to be rapidly customized to provide similarly sensitive and specific assays for other viruses. The Company committed to raise funding for the purposes set forth in under the Collaboration Agreement from its $5,000,000 Equity Line of Credit (“ELOC”) with Tangiers Global, LLC, which became effective on March 16, 2020. Seventy percent (70%) of the net proceeds from the sale of the initial 10,000,000 shares of stock of Tauriga under the ELOC were invested in Aegea for the development of the Covid Test and used to purchase shares of common stock of Aegea, at a purchase price of $4.00 per share. The $4.00 stock price corresponds to a current pre-money valuation of Aegea of $25,000,000 for each tranche of cash, up to the first $2,000,000 of our investment in Aegea. Additionally, as part of our agreement with Aegea, on May 26, 2020, Tauriga issued to Aegea 5,000,000 unregistered common shares of Tauriga common stock. On August 10, 2020, the Company and Aegea amended their Collaboration Agreement. Under the terms of the amendment, having invested 70% of the proceeds from the sale of the initial 10,000,000 shares of Tauriga stock under the ELOC with Tangiers, the Company increased the percentage of proceeds it invested in Aegea on the sale of the remaining shares available under the ELOC agreement from 20% to 40%.

On January 6, 2021, however, the Company determined to terminate its ELOC by terminating each of the Investment Agreement and Registration Rights Agreement, and on January 8, 2021 filed a Post-Effective Amendment to its Form S-1 Registration Statement (333-236923) which removed from registration all shares not previously sold thereunder. This effectively also eliminates our obligation to any additional funding to Aegea under the Collaboration Agreement. As of March 31, 2021, the Company had invested $278,212 in Aegea for 69,553 shares, representing an ownership percentage of 1.03%. As of March 31, 2021, resultant delays of project milestones have led the Company to determined that full recovery of its investment in Aegea is in doubt and has recorded a 50% impairment loss on its consolidated Statement of Operations in the amount of $139,106. Aegea is still moving forward on this project and the Company will continue to monitor the progress.

On February 26, 2021, as part of a settlement agreement concluding the Collaboration Agreement, the Company acquired an additional 69,552 common shares of Aegea, increasing the Company’s total holdings to 139,104 Aegea shares (representing a 2.04% stake in Aegea as of March 31, 2021).

Chief Medical Officer

On July 15, 2020, the Company appointed Dr. Keith Aqua (“Dr. Aqua”) as an independent contractor to the position of Chief Medical Officer (“CMO”) and entered into a consulting agreement with Dr. Aqua which carries a term of 12 months from inception, expiring on July 15, 2021. In his CMO capacity, Dr. Aqua will help the Company progress in the development of the Company’s proposed pharmaceutical grade version of Tauri-Gum™. In addition, Dr. Aqua will help establish a distribution network for the Company to market its Tauri-Gum™ brand to a variety of physicians and medical practices in southern Florida. In consideration of the services being provided by Dr. Aqua, and pursuant to the terms of the Agreement, the Company has agreed to issue Dr. Aqua (i) upon entry into the Agreement 750,000 shares of restricted common stock, (ii) agreed to 750,000 shares of restricted common stock which will be issued in equal monthly instalments of 62,500 shares beginning August 15, 2020 and (iii) agreed to $4,000 cash per quarter during the term of the Agreement, payable following the completion of each such quarter. As of March 31, 2021, the Company issued 1,187,500 restricted shares of its common stock to Dr. Aqua valued at $46,906 ($0.0395 per share). Subsequent to March 31, 2021, Dr. Aqua was issued 187,500 restricted shares of its common stock valued at $7,406 ($0.0395 per share).

Master Services Agreement

On December 16, 2020, we entered into a Master Services Agreement with North Carolina based Clinical Strategies & Tactics, Inc. (“CSTI”) to resume the clinical development of its proposed anti-nausea pharmaceutical grade version of Tauri-Gum™. CSTI will primarily focus its efforts on (i) Pharmaceutical Development Strategy, (ii) Commercialization Strategy, and (iii) Funding Strategy. The Company will with work with CSTI’s founder and chief executive officer, JoAnn C. Giannone, who has over 25 years’ experience effectively leading companies through the drug and medical device development process. On December 23, 2020, the Company funded the costs associated with this Agreement, which total consulting fees were $67,500, exclusive of out-of-pocket reimbursable expenses. The Company has paid additional fees, effected through change orders to the original contract, in the amount of $85,000. These additional fees were for pharmaceutical testing and market research. Under the terms of the Agreement and related statement of work, CTSI will provide a high-level assessment and documentation of the development efforts required to commercialize the proposed pharmaceutical product globally, a commercial assessment, and a review of potential funding strategies and funding sources and potential business partners. The delivery system for this proposed pharmaceutical version is a modified version (with higher concentration of CBD) of the existing Tauri-Gum™” chewing gum formulation based on continued research and development.

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

The Company’s gum formulation includes distinctive features: allergen free, gluten free, vegan, kosher (K-Star certification), Halal (Etimad certification), Vegan Formulation and incorporates a proprietary manufacturing process. See our “Risk Factors” contained in this Annual Report, including with respect, but not limited, to Federal laws and regulations that govern CBD and cannabis.

The Company’s E-commerce website is www.taurigum.com.

During the fiscal year 2020, the Company added two additional flavors. Blood Orange and Pomegranate.

On August 31, 2020, the Company announced that it has obtained HALAL certification (Authority: Etimad) for the entirety of its flagship brand Tauri-Gum™. A HALAL certification is a guarantee that the products comply with the Islamic dietary requirements or Islamic lifestyle.

During the year ended March 31, 2021, the Company received and commenced sales of Peach-Lemon and Black Currant CBG Gum.

During its 4th Fiscal Quarter of 2021, the Company made a strategic decision to enhance its original Tauri-Gum™ formulation, by increasing the infusion concentrations of both its Cannabidiol (“CBD”) and Cannabigerol (“CBG”) Tauri-Gum™ products to 25mg per piece of chewing gum (previous concentration was 10mg for the Pomegranate, Blood Orange, Mint, and Peach-Lemon flavors and 15mg for the Black Currant flavor).  Additionally, the Company increased its Tauri-Gum™ product offerings to 9 SKUs. The new offerings being introduced are Cherry-Lime Rickey flavored Caffeine infused chewing gum, an 8-piece blister pack of containing 50mg of caffeine per piece and Golden Raspberry flavored Vitamin D3 infused chewing gum, containing 2,000 IU (50 micrograms) of Vitamin D3 per piece.  Through its October 2020 partnership with Think Big LLC (the Company founded by the son of late iconic U.S. rap artist, NOTORIOUS BIG aka “Frank White”), the Company is also offering 2 limited edition Licensed Tauri-Gum™/Frank White products: Honey-Lemon flavored chewing gum (containing: 15mg CBD, 15mg CBG, 5mg Vitamin C, 10mg Zinc per piece) and Mint flavor (25mg CBD per piece).  For a full list of our currently available products please visit our E-Commerce Website at https://taurigum.com/.

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

In addition, we also received a Notice of Allowance to our Tauri-GummiesTM registered trademark application from the European Union Intellectual Property Office. The trademark application was registered on June 24, 2020, under Serial No. 018138351, which extends our protective period for this mark until October 2029, and which may be extended thereafter for ten-year intervals.

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

During the year ended March 31, 2021, the Company received and commenced sales of Peach-Lemon and Black Currant CBG Gum.

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

Other Products

The Company, from time to time, will offer various formats of CBD product through its e-commerce website. As of this report date the Company is currently offering a 70% dark chocolate 20mg CBD non-GMO dietary supplement and 100mg CBD scented bath bombs (Mint, Pomegranate and Blood Orange). The Company’s current offering includes a line of skin care products sold on its ecommerce website under the product line name of Uncle Bud’s. The skin care products include three different 4.2mg CBD facemasks (collagen, detoxifying and tightening masks), 100mg CBD daily moisturizer, 30mg CBD anti-wrinkle dream, hand and foot cream with hemp seed oil, 120mg CBD massage and body oil, 240mg CBD body revive roll-on, 35mg CBD transdermal patch and 120mg CBD body spray. Additionally, on December 1, 2020, the Company announced the commencement of development of a Caffeine infused version of Tauri-Gum™. When production run is complete, this will represent the 7th SKU of the Tauri-Gum™ product line.

Delta 8 Version of Tauri-Gum™

During March 2021, the Company developed a Delta-8-Tetrahydrocannabinol (“Delta-8-THC” or “Delta-8”) infused version of Tauri-Gum™.  Delta-8-THC infused products are legal when the ingredient has been derived from the industrial hemp plant (“Cannabis Sativa”) and does not contain more than 0.3% (1/333rd by dry weight composition) THC.  The Company is focused on expanding both its product offerings and revenue opportunities, in a manner that is ethical, innovative, and fully compliant with Federal laws & regulations.  Due to strong indications of demand, the Company has completed a double production run of its Evergreen Mint flavor, Delta 8 THC infused (10mg per piece of chewing gum), Version of Tauri-Gum™.

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

South Florida Region Distribution Agreement

On April 8, 2019, the Company entered into a non-exclusive distribution agreement with IRM Management Corporation (“IRM”), an established medical practice management firm (the “IRM Distribution Agreement”). The purpose of the IRM Distribution Agreement is to target our Tauri-GumTM product to the South Florida based medical market, including chiropractors, orthopedists, as well as prospective retail customers in this geographic area. In connection with this IRM Distribution Agreement, the Company has also agreed to a one-time issuance of 450,000 shares of the Company’s restricted common stock and a cash stipend of $10,000 to IRM. As of the date of this report, $6,000 of the $10,000 cash stipend has been paid. The value of the shares were reflected as stock-based compensation based on the grant date of April 8, 2019.

Northeastern United States Distribution Agreement

On April 30, 2019, the Company, entered into a non-exclusive comprehensive distribution agreement with Sai Krishna LLC (“SKL”), a New Jersey based distributor, with relationships in the Northeast region of the United States and Asia. In connection with the SKL Agreement, the Company had issued 1,000,000 restricted common shares the Company’s stock in accordance with a further division of such shares as previously disclosed by us in previous periodic reports. The SKL distribution agreement expired on April 30, 2020 and was not renewed. Further, in connection with this agreement, on May 11, 2019, we also entered into a consulting agreement with Ms. Neelima Lekkala, who was appointed Vice President of Distribution & Marketing. This consulting agreement had a one-year term and expired on May 11, 2020 and was not renewed by us. As of March 31, 2021, Ms. Lekkala earned commission in the amount of $1,143.

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

Mr. Checkout Distribution Agreement

On June 29, 2020, the Company entered into a “Go-To-Market” distribution agreement with Mr. Checkout Distributors (“Mr. Checkout”), a marketing and consulting company located in Oviedo, Florida. The Mr. Checkout agreement enables the Company to launch its flagship brand Tauri-Gum™ through Mr. Checkout’s network of independent direct store distributors that service approximately 150,000 stores and retail locations across the United States. These stores include well-known convenience stores, gas station marts and supermarket chains. Under the terms of this agreement, on July 7, 2020, the Company paid a one-time $5,000 retainer on commission against the first $100,000 in sales. Subsequent commissions shall be paid to Mr. Checkout during the first thirty (30) days of the subsequent quarter once retainer has been met and exceeded. Commission will not be paid until the retainer has been met. As of March 31, 2021, the Company has recognized no sales via this agreement.

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

The licensing arrangement permits for cross licensing, brand building, e-commerce customer acquisition efforts, retail customer acquisition efforts, enhanced social media presence, public relations & visibility strategies, as well as potential outreach to celebrities, and various other types of in-kind services in order to increase both Company revenue and customer acquisition efforts. The License will also allow for future joint development projects that will leverage the iconic “Frank White” brand and likeness/intellectual property (to which Think Big has the intellectual property rights). The Companies further agreed to a 50/50 gross profit split on sales of specially branded product, payable on or before the 15th day of each calendar month for the immediately preceding calendar month. In addition, the Company originally agreed to pay Think BIG, via a quarterly marketing fee for a period of twelve months in the amount $15,000 per quarter (for an aggregate total of $60,000), the first payment of which was paid by the Company within 10 days of the entry into the License. Subsequently, the parties agreed that the remaining payments would no longer be paid to Think BIG in exchange for the Company funding specially branded inventory printing and product as well as other marketing initiatives.

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

As consideration for each Brand Ambassador’s Services set forth under their respective PSAs, the Company agreed to issue each Brand Ambassador 1,500,000 restricted shares of the Company’s common stock, upon execution of the PSA and PSA 2. These shares were issued on December 17,2020. In the event that the applicable PSA has not previously been terminated, following the one-year anniversary of the Effective Date, an additional 1,500,000 restricted shares of Company’s common stock shall be issued to each Brand Ambassador, subject to the satisfaction of the terms of such additional services and/or criteria to be mutually agreed upon by the parties to the PSA and/or the PSA 2, as the case may be. In total, all shares issued and to be issued had a value of $183,600 that will be recognized over the term of the contract.

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

These arrangements are more fully described in these agreements filed by reference as exhibits thereto.

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

Furthermore, with respect to Company’s developing CBG and additional cannabinoid product lines, the FDA has provided no guidance as to how cannabinoids other than CBD (such as CBG) shall be regulated under the FD&C Act, and it is unclear at this time how such potential regulation could affect the results of the operations or prospects of the Company or this product line.

FDA Clinical Trial Process – United States Drug Development

In the United States, the FDA regulates drugs, medical devices and combinations of drugs and devices, or combination products, under the FDCA and its implementing regulations. Drugs are also subject to other federal, state and local statutes and regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant to administrative or judicial sanctions. These sanctions could include, among other actions, the FDA’s refusal to approve pending applications, withdrawal of an approval, a clinical hold, untitled or warning letters, requests for voluntary product recalls or withdrawals from the market, product seizures, total or partial suspension of production or distribution injunctions, fines, refusals of government contracts, restitution, disgorgement, or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us.

The process required by the FDA before a drug may be marketed in the United States generally involves the following:

●	completion of extensive pre-clinical in vitro and animal studies to evaluate safety and pharmacodynamic effects , formulation development, analytical method development, and manufacturing of the active pharmaceutical ingredient (API) and drug product for clinical trials in accordance with applicable regulations, including the FDA’s Current Good Laboratory Practice (cGLP) regulations and Current Good Manufacturing Practice (cGMP) regulations;

●	submission to the FDA of an Investigational New Drug (IND) application, which must become effective before human clinical trials may begin;

●	performance of adequate and well-controlled human clinical trials in accordance with an applicable IND and other clinical study related regulations, sometimes referred to as Current Good Clinical Practice (cGCPs), to establish the safety and efficacy of the proposed drug for its proposed indication, and API and drug product scale-up for registration batch production and stability;

●	submission to the FDA of a New Drug Application (NDA);

●	satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the product, or components thereof, are produced to assess compliance with the FDA’s cGMP requirements;

●	potential FDA audit of the clinical trial sites that generated the data in support of the NDA; and

●	FDA review and approval of the NDA prior to any commercial marketing or sale.

Once a pharmaceutical product candidate is identified for development, it enters the pre-clinical testing stage. Pre-clinical tests include laboratory evaluations of product characterization, drug product formulation development and stability, as well as pharmacology and toxicology animal studies. An IND Sponsor must submit the results of the pre-clinical tests, together with manufacturing information, analytical data and any available clinical data or literature, to the FDA as part of the IND. The sponsor must also include a protocol detailing, among other things, the objectives of the initial clinical trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated if the initial clinical trial lends itself to an efficacy evaluation. Some pre-clinical testing may continue even after the IND is submitted. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA raises concerns or questions related to a proposed clinical trial and places the trial on a clinical hold within that 30-day period. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Clinical holds also may be imposed by the FDA at any time before or during clinical trials due to safety concerns or non-compliance, and may be imposed on all drug products within a certain class of drugs. The FDA also can impose partial clinical holds, for example, prohibiting the initiation of clinical trials of a certain duration or for a certain dose.

All clinical trials must be conducted under the supervision of one or more qualified investigators in accordance with GCP regulations. These regulations include the requirement that all research subjects provide informed consent in writing before their participation in any clinical trial. Further, an IRB must review and approve the plan for any clinical trial before it commences at any institution, and the IRB must conduct continuing review and reapprove the study at least annually. An IRB considers, among other things, whether the risks to individuals participating in the clinical trial are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the information regarding the clinical trial and the consent form that must be provided to each clinical trial subject or his or her legal Representative and must monitor the clinical trial until completed.

Each new clinical protocol and any amendments to the protocol must be submitted for FDA review, and to the IRBs for approval. Protocols detail, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria, and the parameters to be used to monitor subject safety.

Human clinical trials are typically conducted in three sequential phases that may overlap or be combined. The phases are described below. For the TAUG Pharma product, however, the safety profile of the API is known, and a Phase 1 program is not expected. Therefore, it is anticipated that that the first-time-in-human (FTIH) study will be a Phase 2 study.

●	Phase 1. The product is initially introduced into a small number of healthy human subjects or patients and tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion and, if possible, to gain early evidence on effectiveness. In the case of some products for severe or life-threatening diseases, especially when the product is suspected or known to be unavoidably toxic, the initial human testing may be conducted in patients.

●	Phase 2. Involves clinical trials in a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage and schedule.

●	Phase 3. Clinical trials are undertaken to further evaluate dosage, clinical efficacy and safety in an expanded patient population at geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit relationship of the product and provide an adequate basis for product labeling.

Post-approval trials, sometimes referred to as Phase 4 clinical trials, may be conducted after initial marketing approval. These studies are used to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, the FDA may mandate the performance of Phase 4 trials. Companies that conduct certain clinical trials also are required to register them and post the results of completed clinical trials on a government-sponsored database, such as ClinicalTrials.gov in the United States, within certain timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

Progress reports detailing the results of the clinical trials, among other information, must be submitted at least annually to the FDA, and written IND safety reports must be submitted to the FDA and the investigators for serious and unexpected adverse events, findings from other studies that suggest a significant risk to humans exposed to the product, findings from animal or in vitro testing that suggest a significant risk to human subjects, and any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or Investigator Brochure. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, if at all. The FDA or the clinical trial Sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the product has been associated with unexpected serious harm to patients. Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board or committee. This group provides authorization for whether a trial may move forward at designated check points based on access to certain data from the study. The clinical trial Sponsor may also suspend or terminate a clinical trial based on evolving business objectives and/or competitive climate.

The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, the manufacturer must develop methods for testing the identity, strength, quality and purity of the final product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

NDA and FDA Review Process

The results of product development, pre-clinical studies and clinical trials, along with descriptions of the manufacturing process, analytical tests conducted on the drug, proposed labeling and other relevant information, are submitted to the FDA as part of an NDA for a new drug, requesting approval to market the product. The submission of an NDA is subject to the payment of a substantial user fee, and the sponsor of an approved NDA is also subject to an annual program user fee; although a waiver of such fee may be obtained under certain limited circumstances. For example, the agency will waive the application fee for the first human drug application that a small business or its affiliate submits for review.

The FDA reviews all NDAs submitted before it accepts them for filing and may request additional information rather than accepting an NDA for filing. The FDA typically makes a decision on accepting an NDA for filing within 60 days of receipt. The decision to accept the NDA for filing means that the FDA has made a threshold determination that the application is sufficiently complete to permit a substantive review. Under the goals and policies agreed to by the FDA under the Prescription Drug User Fee Act (“PDUFA”), the FDA’s goal to complete its substantive review of a standard NDA and respond to the applicant is ten months from the receipt of the NDA. The FDA does not always meet its PDUFA goal dates, and the review process is often significantly extended by FDA requests for additional information or clarification and may go through multiple review cycles.

After the NDA submission is accepted for filing, the FDA reviews the NDA to determine, among other things, whether the proposed product is safe and effective for its intended use, and whether the product is being manufactured in accordance with cGMPs to assure and preserve the product’s identity, strength, quality and purity. The FDA may refer applications for novel drug products or drug products which present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions. The FDA will likely re-analyze the clinical trial data, which could result in extensive discussions between the FDA and us during the review process. The review and evaluation of an NDA by the FDA is extensive and time consuming and may take longer than originally planned to complete, and we may not receive a timely approval, if at all.

Before approving an NDA, the FDA will conduct a pre-approval inspection of the manufacturing facilities for the new product to determine whether they comply with cGMPs. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. In addition, before approving an NDA, the FDA may also audit data from clinical trials to ensure compliance with GCP requirements. After the FDA evaluates the application, manufacturing process and manufacturing facilities, it may issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete and the application will not be approved in its present form. A Complete Response Letter usually describes all the specific deficiencies in the NDA identified by the FDA. The Complete Response Letter may require additional clinical data and/or an additional pivotal Phase 3 clinical trial(s), and/or other significant and time-consuming requirements related to clinical trials, nonclinical studies or manufacturing. If a Complete Response Letter is issued, the applicant may either resubmit the NDA, addressing all the deficiencies identified in the letter, or withdraw the application. Even if such data and information are submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. Data obtained from clinical trials are not always conclusive, and the FDA may interpret data differently than the Sponsor interprets the same data.

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

These regulations came into effect on January 1, 2021, and all “cannabinoid hemp processors” and “cannabinoid hemp retailers” operating within the state of New York must be licensed by the NYDPH. The regulations expressly allow for food and beverages to contain “cannabinoids”, so long as such products meet certain requirements. To this end, the Company has submitted its license application with the NYDPH in compliance with this legislation. These regulations are evolving and the NYDPH recently issued a set of proposed regulations to address the use of industrial hemp derived Δ8- Tetrahydrocannabinol (Δ8 THC) and Δ10- Tetrahydrocannabinol (Δ10 THC) in cannabinoid hemp products manufactured and sold in New York. These proposed regulations are currently in a public comment period, and it is unclear at this time as to what the final regulations to be implemented will include.

The product requirements under the current regulations, include but are not limited to: the product must not contain more than 0.3% total Δ9- Tetrahydrocannabinol concentration; the product must not contain tobacco or alcohol; the product must not be in the form of an injectable, transdermal patch, inhaler, suppository, flower product including cigarette, cigar or pre-roll, or any other disallowed form as determined by the NYDPH; if the product is sold as a food or beverage product, it must not have more than 25mg of cannabinoids per product; and, if sold as an inhalable cannabinoid hemp product, the product will be subject to a number of additional safety measures.

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

OTHER BUSINESS ITEMS

Certified by Wal-Mart, Inc. to become a Domestic Supplier

On December 23, 2019, the Company announced that is has been certified by Wal-Mart, Inc. (“Walmart”) to become a domestic supplier. This certification from Walmart was obtained by the Company on December 19, 2019. On May 26, 2020, we also announced that our Walmart marketplace seller application had been officially approved. In joining Walmart marketplace, the Company has the opportunity to expand the presence of its products and product lines, with access to over a hundred million monthly customers. The Company is also approved to both list products on Walmart.com and sell directly to Walmart buyers. As of March 31, 2021, the Company has not recognized any sales through this channel. The Company was designated, by Walmart, Supplier ID # 36223459 and SAP Supplier # 1600179472.

Approval to Operate Global Seller Account by Alibaba Group

On January 6, 2020, the Company announced that is has been approved by Chinese multinational conglomerate, Alibaba Group (“Alibaba”), to operate a Global Seller Account. In addition, the Company has been designated as a Gold Supplier (Gold Tier Level Supplier). This Alibaba approval opens up the global marketplace to the Company, its products, its product lines, as well as future business opportunities. The Company has a relationship with a fulfillment facility in mainland China and is focusing on meeting buyers and virtual Alibaba Tradeshows. As of March 31, 2021, the Company has not recognized any sales through this channel.

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

Subject to the terms and conditions of the equity line documents, from time to time, the Company was, at its sole discretion, permitted to deliver put notices to Tangiers which states the number of shares that the Company intends to sell to Tangiers on a closing date. The maximum amount of shares of common stock that the Company was entitled to put to Tangiers per any applicable put notice was the amount of shares up to or equal to two hundred percent (200%) of the average of the daily trading volume (U.S. market only) of the common stock for the ten (10) consecutive trading days immediately prior to the applicable put notice date (the “Put Amount”) so long as such amount is at least five thousand dollars ($5,000) and did not exceed three hundred fifty thousand dollars ($350,000), as calculated by multiplying the Put Amount by the average daily VWAP for the ten (10) consecutive trading days immediately prior to the applicable put notice date. The “Purchase Price” of the shares of our Common Stock that we were able to sell to Tangiers was 88% of the lowest VWAP of the common stock during the five (5) consecutive Trading Days including and immediately following the applicable to the put notice.

On January 6, 2021, the Company determined to terminate its equity line of credit facility by terminating each of the Investment Agreement and Registration Rights Agreement, and on January 8, 2021 filed a Post-Effective Amendment to its Form S-1 Registration Statement (333-236923) removing from registration all shares of common stock not previously sold thereunder.

As of March 31, 2021, we had issued 13,910,000 shares of Common Stock in exchange for an aggregate of $400,514 under this equity line of credit facility. The final put notice was issued October 1, 2020.

Whole Foods Market, Inc. Registration

On June 8, 2020, the Company, announced that became a Registered Whole Foods Market, Inc. (“Whole Foods”) Vendor (“Supplier”). The Company’s information has now been updated in the Whole Foods Vendor Reporting Portal. As of March 31, 2021, the Company has not recognized any sales through this channel.

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

KushCo Holdings, Inc.

Effective July 10, 2020, the Company and KushCo Holdings, Inc., a Nevada corporation (“KushCo”), entered into a Product Placement Membership Agreement (the “Placement Agreement”). Under the terms of the Placement Agreement, KushCo will provide placement services of the Company’s Tauri-Gum™ product line(s), and will assist with retail activation, product incubation, branding and marketing solutions, and sales management services. As compensation for providing such services and placement of the Company’s products, when KushCo or one of its affiliates consummates a purchase, distribution or sale of products (either directly or through third parties), KushCo will be paid a fee equal to 10% of the total gross sales for such transaction(s) (the “Placement Fee”). The Placement Fee shall be earned as of the date of the respective transaction and shall be paid in cash by the Company on a monthly basis and no later than the last calendar day of each calendar month. The Placement Agreement has a term of two (2) years, unless earlier terminated upon sixty (60) days’ notice to the Company, as provided under the KushCo Agreement. As of March 31, 2021, the Company has not recognized any sales through this channel.

HISTORICAL BUSINESS ITEMS

Blink Charging Company

On March 29, 2018 the Company’s then named subsidiary - Tauriga Biz Dev Corp. - entered into an independent sales representative agreement with Blink Charging Company (NASDAQ: BLNK) (“BLINK”). Under this agreement we became a non-exclusive independent sales representative to solicit orders from potential customers for EV (“Electric Vehicle”) Station’s placement. This sales agreement has a three-tier compensation model based on whether we contract the new customer to purchase equipment outright from BLINK or enter into one of two revenue-sharing agreements. On June 29, 2018, the Company purchased four BLINK Level – 2 - 40” pedestal chargers for permanent placement in a retail location or locations whereby the Company will pay a variable annual fee based on 7% of total revenue per charging unit. The rest of the proceeds will be split 80/20 between the Company and the host location owner or its assignee. As of March 31, 2021, we had not installed any of these machines in any locations, and no revenue has been generated through the Blink contract. April 1, 2021, the Company had decided to abandon this business line, and therefore, we have reclassified these assets as held for sale.

SUBSEQUENT EVENTS

Subsequent to March 31, 2021, the Company issued additional shares of common stock as follows: (i); 5,737,500 shares under consulting agreements, (ii) 1,800,000 shares of restricted common stock for commitment shares and (iii) 2,300,000 shares of restricted common stock to accredited investors for proceeds totaling $174,000 (average of $0.0757/per share).

Subsequent to March 31, 2021, the Company received funds in the amount of $100,000 under a private placement agreement with an accredited investor to issue 2,500,000 shares of restricted common stock.

On May 18, 2021, the Company exercised 180,000 of its Vistagen Therapeutics, Inc. five-year $1.50 registered warrants for $270,000 cash.

Corporate

On April 14, 2021, the Company formed NFTauriga Corp. in the State of Nevada, and wholly owned subsidiary. The Company is the sole holder of total authorized 100 shares having a par value of $0.00001. The Company’s Chief Executive Officer, Seth M. Shaw is the initial sole member of the board of directors, to serve until a successor is duly elected and qualified. Mr. Shaw will also serve as the Chief Executive Officer and Secretary. The registered office of NFTauriga Corp. in the State of Delaware shall be at 1013 Centre Road, Suite 403-B, Wilmington, DE 19805 in the County of New Castle. The name of its registered agent at such address is Vcorp Services, LLC. NFTauriga Corp. will have the same fiscal year and principal executive office and the Company.

Consulting agreement

On June 14, 2021, the Company entered into a 12-month Strategic Marketing and Consulting Agreement with Mayer & Associates. Under this agreement the Company will pay $150,000 along with the issuance of 3,500,000 shares of restricted common shares of Company stock. Half of the cash payment ($75,000) was paid upon execution of the agreement and the other half will be paid 90 days later. Upon execution, the Company shall issue 2,200,000 of the above-mentioned shares. The remaining 1,300,000 above-mentioned shares will be issued 90 days after this contract was executed. Mayer and Associate will provide the Company with opportunities relating to the world of professional sports, with respect to its products and product lines. This includes but is not limited to: introductions to professional sports leagues, celebrity (professional athletes) influencers/brand ambassadors/brand liaison(s), research and development opportunities, hosting of small periodic events for the Company and a diversified group of high-profile contacts and relationships, use social media exposure, podcasts backing of various elements from professional sports as well as assist the Company in advising of potential merger partners and developing corporate partnering relationships. The Company, at the sole discretion of its board, may pay an additional payment of $75,000 as permitted under this agreement. This additional payment will be recorded as a contingent liability on the Company consolidated balance sheet until formally authorized by the Company’s board of directors. This agreement is terminable after six months. As of the date of this annual report, the aforementioned shares have been issued and are reflected above in subsequent issuances.

Notes payable

Tangiers April 2021Fixed convertible note ( $0.075 per share)

On April 5, 2021, the Company effectuated a $525,000 six-month fixed convertible promissory note with Tangiers Global, LLC containing an original issue discount of $25,000. This note matures on October 5, 2021 and bears an interest rate of 8%, guaranteed. This note has a fixed conversion price of $0.075 per share. The Company may redeem the note by paying to Tangiers an amount as follows: (i) if within the first 90 days of the issuance date, then for an amount equal to 110% of the unpaid principal amount so paid of this Note along with any interest that has accrued during that period, and (ii) if after the 91st day, but by the 180th day of the issuance date, then for an amount equal to 120%. After 180 days from the effective date, the Company may not pay this note in cash, in whole or in part without prior written consent by Holder. The Company covenants that it will at all times reserve out of its authorized and unissued Common Stock the number of shares of Common Stock as shall be issuable upon the conversion of this note. Tangiers may not engage in any “shorting” or “hedging” transaction(s) in the Common Stock of the Company prior to conversion. The note contains a number of additional covenants and other provisions, including default or penalty clauses, cross-default, restrictions on note proceeds, maintain exchange and SEC requirements, delivery of shares, reservation of share requirements and other such provisions, each as set forth in more detail in the note and SPA. If an Event of Default occurs, the outstanding Principal Amount of this Note owing in respect thereof through the date of acceleration, shall become, at the Tangiers’s election, immediately due and payable in cash at the “Mandatory Default Amount”. The Mandatory Default Amount means 20% of the outstanding Principal Amount of this Note will be automatically added to the Principal Sum of the Note and tack back to the Effective Date for purposes of Rule 144. Commencing 5 days after the occurrence of any Event of Default that results in the eventual acceleration of this Note, this Note shall accrue additional interest, at a rate equal to the lesser of 18% per annum or the maximum rate permitted under applicable law. The Company has issued 1,000,000 of its restricted common debt incentive shares having a value of $129,000 ($.0129/share).

GS Capital Partners, LLC Non-convertible Debenture

On April 30, 2021, the Company entered into a Securities Purchase Agreement and a non-convertible redeemable note with GS Partners Capital, LLC. The $313,000 aggregate principal note has a maturity date of June 1, 2022 and carries $23,000 Original Issue Discount with an interest rate of 8%. This note may be prepaid without penalty, provided that an event of default has not occurred. Upon an event of default, interest shall accrue at a default interest rate of 24% per annum or, if such rate is usurious or not permitted by current law, then at the highest rate of interest permitted by law. This note contains a number of additional covenants and other provisions, including default or penalty clauses, cross-default and other such provisions, each as set forth in more detail in the note and SPA.

For a more complete description of securities purchase agreements, convertible notes and other notes that the Company has entered into subsequent to March 31, 2021, please refer to agreements filed by us as exhibits to or incorporated by reference in this annual report, which disclosure is incorporated by reference into this Item 1.

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

Investments

VistaGen Therapeutics, Inc.

On December 11, 2019, the Company purchased three year warrants exercisable for up to 250,000 shares of common stock of Vistagen Therapeutics Inc. at a cost of $0.15 each (total purchase price of $37,500). These warrants have a strike price of $0.50 each. As of March 31, 2021, these warrants were exercised, in full, and the resultant shares have a cost basis of $0.65 per share.

In addition to the 250,000 Vistagen warrants noted above, at March 31, 2021, the Company currently holds warrants in Vistagen to purchase 320,000 shares of common stock at a strike price of $1.50 per share with an expiration of December 13, 2022. At March 31, 2021 these warrants were in of the money by $0.44 each. The Company also owned warrants for Vistagen to purchase 230,000 shares of common stock at a strike price of $1.50 per share with an expiration of February 28, 2022. On December 4, 2019, Vistagen adjusted the strike price of the February 2022 warrants to $0.50 each. As of March 31, 2021, these warrants were exercised and the resultant shares have a cost basis of $0.50 per share. The Company still holds 320,000 total warrants at a strike price of $1.50 per share. Since these warrants are not publicly traded, the Company has not recognized the value of these warrants as they are not liquid.

On February 18, 2021, the Company’s board of directors authorized the open market sale of 220,000 of the 710,000 shares it holds in Vistagen Therapeutics Inc.

As of June 25, 2021 and subsequent to March 31, 2021, the Company has sold 485,000 shares of its holdings in Vistagen for proceeds of $1,153,645.

Aegea Biotechnologies Inc.

On April 3, 2020, Tauriga Sciences, Inc. entered into a collaboration agreement (“Collaboration Agreement”) with Aegea Biotechnologies Inc. (“Aegea”), for the purpose of developing a Rapid, Multiplexed Novel Coronavirus (COVID-19) Point of Care Test with Superior Sensitivity and Selectivity (the “SARS-Col 2 Test”). The parties believed that the benefits of the SARS-CoV-2 Test were the following: a Rapid SARS-CoV-2 test with the sensitivity and specificity to eliminate false negatives and false positives, and with the ability to detect and measure viral shed, even in patients who are asymptomatic. This SARS-CoV-2 test would use Aegea’s patented technologies, to take coronavirus testing to the next level by differentiating different strains of SARS-CoV-2. The test, if successful, would be adaptable to additional SARS-CoV-2 strain types as necessary and as the virus mutates. It also has the possibility to rapidly be customized to provide similarly sensitive and specific assays for other viruses. The Company committed to raise funding for the purposes set forth in under the Collaboration Agreement from its $5,000,000 Equity Line of Credit (“ELOC”) with Tangiers Global, LLC, which became effective on March 16, 2020. Seventy percent (70%) of the net proceeds from the sale of the initial 10,000,000 shares of stock of Tauriga under the ELOC were invested in Aegea for the development of the Covid Test and used to purchase shares of common stock of Aegea, at a purchase price of $4.00 per share. The $4.00 stock price corresponds to a current pre-money valuation of Aegea of $25,000,000 for each tranche of cash, up to the first $2,000,000 of our investment in Aegea. Additionally, as part of our agreement with Aegea, on May 26, 2020, Tauriga issued to Aegea 5,000,000 unregistered common shares of Tauriga common stock. On August 10, 2020, the Company and Aegea amended their Collaboration Agreement. Under the terms of the amendment, having invested 70% of the proceeds from the sale of the initial 10,000,000 shares of Tauriga stock under the ELOC with Tangiers, the Company increased the percentage of proceeds it invested in Aegea on the sale of the remaining shares available under the ELOC agreement from 20% to 40%.

On January 6, 2021, however, the Company determined to terminate its ELOC by terminating each of the Investment Agreement and Registration Rights Agreement, and on January 8, 2021 filed a Post-Effective Amendment to its Form S-1 Registration Statement (333-236923) which removed from registration all shares not previously sold thereunder. This effectively also eliminates our obligation to any additional funding to Aegea under the Collaboration Agreement. As of March 31, 2021, the Company had invested $278,212 in Aegea for 69,553 shares, representing an ownership percentage of 1.03%. As of March 31, 2021, resultant delays of project milestones have led the Company to determined that full recovery of its investment in Aegea is in doubt and has recorded a 50% impairment loss on its consolidated Statement of Operations in the amount of $139,106. Aegea is still moving forward on this project and the Company will continue to monitor the progress.

On February 26, 2021, as part of a settlement agreement concluding the Collaboration Agreement, the Company acquired an additional 69,552 common shares of Aegea, increasing the Company’s total holdings to 139,104 Aegea shares (representing a 2.04% stake in Aegea as of March 31, 2021).

SciSparc Ltd.

On March 1, 2021, the Company invested $88,375 for 12,500 units of SciSparc Ltd. (formerly known as Therapix Biosciences Ltd.) (OTCQB: SPRCY), a specialty, clinical-stage pharmaceutical company focusing on the development of cannabinoid-based treatments. The Company’s investment (acquisition of an equity stake with warrants) into SciSparc Ltd., was pursuant to an $8,150,000 private placement offering, comprised 1,152,628 Units to certain institutional and accredited investors in a private placement at an offering price of $7.07 per Unit. Each Unit consists of 1 American Depositary Share (“ADS”), 1 Series A Warrant and ½ Series B Warrant. The Series A Warrants have an exercise price of $7.07, subject to adjustments therein. The Series B Warrants have an exercise price equal to $10.60, subject to adjustments therein. The Series A Warrants and the Series B Warrants are exercisable six months from the date of issuance and have a term of exercise equal to five years from the initial exercise date. 278,744 of the Units included a Pre-Funded Warrant instead of an ADS. The Pre-Funded Warrants have an exercise price of $0.001 per full ADS. Aegis Capital Corp. acted as Exclusive Placement Agent in the United States in connection with the offering. The Company has recorded this investment at cost and will test for impairment annually.

Paz Gum LLC

Effective February 5, 2021, the Company purchased five percent of the membership units in Paz Gum LLC, a Nevada limited liability company under the terms of a Membership Unit Purchase Agreement for an aggregate purchase price of $50,000. The Company and Paz will endeavor to cross market and increase sales of our products, along with such other products that Paz Gum undertakes in their discretion.

Employees

As of March 31, 2021, we had a total of two persons devoting substantially full-time services to the Company under consultancy arrangements. They are Seth M. Shaw, the Company’s Chief Executive Officer, and Kevin Lacey, the Company Chief Financial Officer.

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

The outbreak of the coronavirus may negatively impact our business, results of operations and financial condition. In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout China and virtually all other parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern.” On January 31, 2020, the then U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic”. The significant outbreak of COVID-19 has resulted in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and could adversely affect our business, results of operations and financial condition, including coordination and completion of financial and operational matters and attendance at our events resulting from social distancing, travel restrictions, movement and large gathering restrictions, the public’s fears associated with the Pandemic, including air travel. The ultimate extent of the impact of any epidemic, pandemic or other health crisis on our business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of such epidemic, pandemic or other health crisis and actions taken to contain or prevent their further spread, among others. While the pandemic has seemingly curbed, and certain emergency use vaccines have been widely distributed and continue to be distributed in the United States, numerous other countries have not developed or distributed vaccines at all or on widespread bases, and, therefore, may continue to see widespread contraction of the Covid-19 virus. The negative economic impacts on economies generally, resulting volatility in the stock market, and the negative impact on many industries, the workforce and retailers continues to be felt. Additionally, there is a possibility that vaccine resistant strains of the Covid 19 virus may appear, and in limited instances have begun to appear in parts of the globe in 2021. These and other potential impacts of an epidemic, pandemic or other health crisis, such as COVID-19, could therefore materially and adversely continue to affect our economies and business, financial condition and results of operations.

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

The Company is currently engaged in the sale of products that include CBD and CBG, and intends to engage in the sale of products that include hemp derived Δ8 THC, and is also considering creating product lines that include other cannabinoids. The Company’s current products do not contain any or more than 0.3% THC.

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

As of the date hereof, the Company’s current product offerings contain and intended product offerings will contain CBD, CBG, and Δ8 THC derived exclusively from industrial hemp. A description of industrial hemp industry specific risks is set forth below. While the Company does not currently sell any products derived from cannabis, to the extent that, in the future, Company may decide to offer products with cannabinoids derived from cannabis, cannabis industry specific risks are also described below.

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

Uncertainty Regarding the USDA’s Domestic Hemp Production Program.

The Agricultural Improvement Act of 2018 (2018 Farm Bill), tasked the United States Department of Agriculture (USDA) with developing a protocol to approve plans submitted by States and Indian Tribes for the domestic cultivation of industrial hemp (State Plans). It also establishes a Federal plan for cultivators in States or territories of Indian Tribes that do not have their own USDA-approved State Plan. Accordingly, the USDA has issued its Final Rule to establish the domestic hemp production program and to facilitate the cultivation of hemp, as set forth in the 2018 Farm Bill. As of this date, the New York Department of Agriculture and Markets (NYDAM) has not yet formally submitted a State Plan pursuant to the Final Rule. The NYDAM has stated that it will continue to operate under the industrial hemp pilot program provisions of the 2014 Farm Bill, which will remain in effect until January 1, 2022. The Final Rule has only established protocols for cultivators of industrial hemp and not processors or manufacturers. Given that Company’s products are reliant on industrial hemp processing and manufacturing and not industrial hemp cultivation, it is unclear how the USDA will handle processors with respect to its licensing structure and such uncertainty could disrupt the Company’s business and result in a material adverse effect on its operations.

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

The NYDPH has implemented regulations concerning the processing and retail sale of hemp derived cannabinoids, and pursuant to these regulations, Company is deemed to be operating as a “cannabinoid hemp retailer.” Company has submitted its license application for review by the NYDPH and its application is still being processed. If Company is unable to acquire a cannabinoid hemp retailer license, this could impact Company’s ability to maintain its business operations or subject it to penalties, fees, fines, or other financial consequences.

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

State and local laws and regulations surrounding the production and manufacture of industrial hemp derived cannabinoid products are still in flux as states and local agencies figure out how best to regulate these products. State and local laws may change in unexpected ways that could result in Company’s manufacturing partners being forced to change their products or services, or raise prices, all of which could impact Company’s revenues and prospective profits.

In addition, state or local laws may prohibit the white labeling of industrial hemp derived cannabinoid products, which would force Company to abandon its current business strategy with regard to Company’s products or rework Company’s current relationships with Company’s partners, which would significantly impact Company’s revenues and prospective profits.

FDA Related Risks regarding CBD and Clinical Trial Requirements and Process

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

Legal Uncertainty Surrounding the Use of Industrial Hemp Derived Δ8 THC.

On August 21, 2020, the United States Drug Enforcement Administration’s (DEA) issued its Interim Final Rule for the Implementation of the Agricultural Improvement Act of 2018 (IFR), “to codify in the DEA regulations the statutory amendments to the Controlled Substances Act (CSA) made by the Agriculture Improvement Act of 2018 (AIA [or 2018 Farm Bill]), regarding the scope of regulatory controls over marihuana, tetrahydrocannabinols, and other marihuana-related constituents.” The IFR further stated that the classification of “synthetic tetrahydrocannabinols” was not impacted by the 2018 Farm Bill, and “synthetic cannabinoids” are still to be considered controlled substances under the CSA. The legal definition of “synthetic cannabinoids” is constantly evolving, and some argue that Δ8-THC could be deemed a controlled substance, given that it is produced via a chemical extraction process with hemp-based materials, typically hemp-derived CBD. Given this regulatory uncertainty, Δ8 THC’s potential classification under the CSA will not be fully understood until additional clarifying statements are issued by the DEA, or a judicial decision on these issues has been rendered. Since the implementation of the IFR, several states have issued bans on the use of industrial hemp derived Δ8 THC in consumer products. Furthermore, the NYDPH recently issued a set of proposed regulations to address the use of industrial hemp derived Δ8 THC and Δ10 THC in cannabinoid hemp products manufactured and sold in New York. These proposed regulations are currently in a public comment period, and it is unclear at this time as to what the final regulations to be implemented will include. Future regulatory changes or enforcement actions by the DEA or state regulators, with respect to Δ8 THC, could have a materially adverse impact on the business, financial condition, results of operations or prospects of the Company.

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

There is no assurance that the FDA will ultimately approve a product for marketing in the United States

We may encounter significant difficulties or costs during the review process. If a product receives marketing approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. Further, the FDA may require that certain contraindications, warnings or precautions be included in the product labeling or may condition the approval of the NDA on other changes to the proposed labeling, development of adequate controls and specifications, or a commitment to conduct post-market testing or clinical trials and surveillance to monitor the effects of approved products. For example, the FDA may require Phase 4 clinical trials to further assess drug safety and effectiveness and may require testing and surveillance programs to monitor the safety of approved products that have been commercialized. The FDA may also place other conditions on approvals, including the requirement for a risk evaluation and mitigation strategy (“REMS”), to assure the safe use of the drug. If the FDA concludes a REMS is needed, the sponsor of the NDA must submit a proposed REMS; the FDA will not approve the NDA without an approved REMS, if required. A REMS could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. Any of these limitations on approval or marketing could restrict the commercial promotion, distribution, prescription or dispensing of products. Product approvals may be withdrawn for non-compliance with regulatory requirements or if problems occur following initial marketing.

We are early in our development efforts and currently have no products in clinical trials. If we are unable to clinically develop and ultimately commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed.

We are early in our development efforts and have no clinical-stage product candidates as of the date of this annual report.

Therefore, our ability to generate product or royalty revenues, which we do not expect will occur for several years, if ever, will depend heavily on our ability to develop and eventually commercialize our product candidate. The positive development of our product candidate will depend on several factors, including the following:

● positive commencement and completion of clinical trials;

● successful preparation of regulatory filings and receipt of marketing approvals from applicable regulatory authorities;

● obtaining and maintaining patent and trade secret protection and potential regulatory exclusivity for our product candidate and protecting our rights in our intellectual property portfolio;

● launching commercial sales of our product, if and when approved for one or more indications, whether alone or in collaboration with others;

● acceptance of the product for one or more indications, if and when approved, by patients, the medical community and third-party payors;

● protection from generic substitution based upon our own or licensed intellectual property rights;

● effectively competing with other therapies;

● obtaining and maintaining adequate reimbursement from healthcare payors; and

● maintaining a continued acceptable safety profile of our product following approval, if any.

If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to clinically develop and commercialize all or any of our pharmaceutical line of products, which would materially harm our business.

Clinical drug development involves a lengthy and expensive process, with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidate.

The risk of failure for product candidates in clinical development is high. It is impossible to predict when our product candidates will receive regulatory approval for the treatment of any disease, the indication for which is licensed to us. Before obtaining marketing approval from regulatory authorities for the sale of our products, we must conduct one or more clinical trials to demonstrate the safety and efficacy of each product candidate in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. Moreover, the outcome of early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. In addition, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in clinical trials have nonetheless failed to obtain marketing approval of their products.

We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidate, including:

● regulators or institutional review boards may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;

● we may experience delays in reaching, or fail to reach, agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites;

● clinical trials of our product candidate may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs, which would be time consuming and costly;

● the number of patients required for clinical trials of our product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate or participants may drop out of these clinical trials at a higher rate than we anticipate;

● we may have to suspend or terminate clinical trials of our product candidates for various reasons, including a finding that the participants are being exposed to unacceptable health risks;

● regulators or institutional review boards may require that we or our investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks;

● the cost of clinical trials may be greater than we anticipate;

● the supply or quality of materials necessary to conduct clinical trials of our product candidate may be insufficient or inadequate;

● our product candidate may have undesirable side effects or other unexpected characteristics, causing us or our investigators, regulators or institutional review boards to suspend or terminate the trials; and

● interactions with other drugs.

If we are required to conduct additional clinical trials or other testing of our product candidate beyond those that we currently contemplate, if we are unable to complete clinical trials of our product candidates or other testing, if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we may:

● be delayed in obtaining marketing approval for our product candidate for one or more indications;

● not obtain marketing approval at all for one or more indications;

● obtain approval for indications or patient populations that are not as broad as intended or desired;

● obtain approval with labeling that includes significant use or distribution restrictions or safety warnings;

● be subject to additional post-marketing testing requirements; or

● have the product removed from the market after obtaining marketing approval.

Our product development costs will also increase if we experience delays in testing or marketing approvals. We do not know which, if any, of our clinical trials will need to be restructured or will be completed on schedule, or at all. Significant preclinical or clinical trial delays also could shorten any periods during which we may have the right to commercialize our product candidate or allow our competitors to bring products to market before we do and impair our ability to commercialize our product candidate and may harm our business and results of operations.

We rely on third parties to conduct our clinical trials and to assist us with pre-clinical development. If these third parties do not perform as contractually required or expected, we may not be able to obtain regulatory approval for or commercialize our products.

We do not have the ability to independently conduct our pre-clinical and clinical trials for our product candidates, and we must rely on third parties, such as CROs, medical institutions, clinical investigators and contract laboratories to conduct such trials. If these third parties do not successfully carry out their contractual duties or regulatory obligations, meet expected deadlines or need to be replaced, or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our pre-clinical development activities or clinical trials may be extended, delayed, suspended or terminated, and we may not be able to obtain regulatory approval for, or successfully commercialize, our products on a timely basis, if at all. Furthermore, our third-party clinical trial investigators may be delayed in conducting our clinical trials for reasons outside of their control. The occurrence of any of the foregoing may adversely affect our business, operating results and prospects.

Members of our management team lack experience in the pharmaceutical field.

Members of our management team lack experience in the pharmaceutical field, notwithstanding the fact that we have engaged consultants to assist in the development of our pharma line and to assist in the clinical trial process. This lack of full-time management experience may impair our ability to commercialize our pharmaceutical products and attain profitability. We will need to hire or engage managerial personnel with relevant experience in the pharmaceutical field; however, there can be no assurance that such personnel will be available to us or, that once engaged, will be retained by us. Failure to establish and maintain an effective management team with experience in the pharmaceutical field and commercialization of pharmaceuticals products would have a material adverse effect on our business and results of operations.

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

Cannabis Industry Risks

AT THIS TIME COMPANY IS NOT ENGAGED IN CANNABIS ACTIVITIES. COMPANY IS CURRENTLY ONLY ENGAGED IN THE SALE AND DEVELOPMENT OF PRODUCTS THAT CONTAIN INDUSTRIAL HEMP DERIVED CANNABINOIDS. HOWEVER, TO THE EXTENT THAT COMPANY MAY DECIDE TO SUBSEQUENTLY OFFER PRODUCTS THAT CONTAIN CANNABINOIDS DERIVED FROM CANNABIS, THE RELEVANT CANNABIS INDUSTRY RISKS ARE SET FORTH BELOW:

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

As a result of our December 13, 2017 purchase of shares of Vistagen Therapeutics Inc. (NASDAQ: VTGN), and the subsequent investments the Company has made in public and privately held companies in the subsequent period, the investment securities presently held by us exceeds 40% of our total assets, exclusive of cash items and, accordingly, we are currently an inadvertent investment company. As of March 31, 2021, the Company held common stock in one publicly traded company and warrants exercisable for common stock in two publicly traded companies. The Company also has investments recorded at cost in four private companies. As of June 25, 2021 and subsequent to March 31, 2021, the Company has purchased securities, warrants or options in eight different public companies at a cost of $809,960 and sold shares of four different companies receiving proceeds of $1,379,954.

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

The Company has multiple convertible and other notes having cross default provisions.

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

Since the launch of our Tauri-GumTM product line, the Company has entered into multiple non-exclusive distribution agreements. . Despite the fact that the Company has expanded into e-commerce sales of its products, and continues to see increased revenues from its e-commerce platform, our existing distribution agreements are a significant component in the Company’s success in generating sufficient sales related cash flow to fund ongoing operations. These contracts are relationship based and involve a high degree of trust that the distributor will achieve positive results. However, under these agreements, the Company would have no recourse against distributors if sufficient results were not achieved with regard to amount of stock or cash paid to distributors. These distributors could additionally not perform at all under these agreements and even walk away entirely.

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

As of our most recent year ended March 31, 2021, we had $49,826 of available cash as well as $1,246,050 held in trading securities at fair market value in addition to 320,000 total warrants at a strike price of $1.50 per share. Since these are not publicly traded, the Company has not recognized the value of these warrants as they are not liquid. We will need to raise additional funds or liquidate the remainder of our marketable securities to pay outstanding vendor invoices and execute our business plan. Our future cash flows depend on our ability to market and sell our common stock and to enter into licensing arrangements. There can be no assurance that we will have sufficient funds to execute our business plan or complete a strategic transaction, or that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

On January 6, 2021, the Company relocated its corporate headquarters formerly located at 555 Madison Avenue 5th Floor Suite 506, New York, NY 10022. The Company moved to 4 Nancy Court, Suite 4, Wappingers Falls, New York under the terms of a two-year lease, which carries one two-year extension for its new location at $1,600 per month for the term of the lease.

On June 11, 2019 the Company entered into a two-year lease commencing on June 11, 2019 and expiring on June 30, 2021. That office is located at Regus World Trade Centre Muelle de Barcelona, edif. Sur, 2a Planta Barcelona Cataluña 08039 Spain. The lease has not been renewed and there is no current plan to re-open an office there.

See Note 8 to the financial statements for additional discussion regarding the above reference lease agreements.

ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Common Equity

Market Information

The Company’s common stock is traded on the OTC Bulletin Board under the symbol “TAUG” As of June 26, 2021, the Company’s common stock was held by 1,290 shareholders of record which does not include shareholders whose shares are held in street or nominee name.

The following chart reflects the highest and lowest closing prices by quarter for the for the years ended March 31, 2021 and 2020 and are indicative of the fluctuations in the stock prices:

	For the Years Ended March 31,
	2021		2020
	High	Low	High	Low

First Quarter	$0.0640	$0.0283	$0.2150	$0.0645
Second Quarter	$0.0441	$0.0296	$0.0673	$0.0240
Third Quarter	$0.1200	$0.0239	$0.0532	$0.0250
Fourth Quarter	$0.1890	$0.0920	$0.0460	$0.0296

April 1, 2021 to current the stock has a closing trading range of $0.07 to $0.115

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

S-1 Registration Statement and Investment Agreement with Tangiers Global, LLC

On March 5, 2020, the Company filed an S-1 Registration Statement pursuant to the January 21, 2020, Investment Agreement and Registration Rights Agreement entered into Tangiers in order to establish a source of funding for our operations. Under the Investment Agreement, Tangiers agreed to provide us with a maximum of up to $5,000,000 of funding during the period ending three years from the date of effectiveness of the S-1 Registration Statement, under which we registered a maximum of 76,000,000 million shares for sale under the terms of the Investment Agreement. We were, in our sole discretion, allowed to deliver a Put Notice to Tangiers under this facility. The Put Notice would specify the number of shares of common stock which we intended to sell to Tangiers on a closing date. The closing of a purchase by Tangiers of the shares specified by us in the Put Notice would occur on the date which is no earlier than five and no later than seven trading days following the date Tangiers receives the Put Notice. On the closing date we would sell to Tangiers the shares specified in the Put Notice, and Tangiers would pay us an amount equal to the Purchase Price multiplied by the number of shares specified in the Put Notice.

The S-1 Registration statement became effective March 16, 2020. As of March 31, 2021, the Company has initiated put notices to Tangiers for a total of 13,910,000 shares receiving net proceeds in the amount of $400,514.

On January 6, 2021, the Company’s board of directors voted unanimously determined to terminate this equity line of credit facility by terminating each of the Investment Agreement and Registration Rights Agreement, and on January 8, 2021 filed a Post-Effective Amendment to its Form S-1 Registration Statement (333-236923) removing from registration all shares of common stock not previously sold thereunder.

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

During the year ended March 31, 2021, the Company issued 13,910,000 shares pursuant to put notices issued to Tangiers under the equity line of credit facility, with the Company receiving proceeds in the amount of $369,482 ($0.02614 to $0.03344 per share).

During the year ended March 31, 2021, the Company issued 93,197,109 shares of common stock to holders of convertible notes to retire $1,588,926 in principal and $111,749 of accrued interest (at an average conversion price of $0.01825 per share) under the convertible notes.

During the year ended March 31, 2021, the Company issued 7,687,500 shares for services rendered ($0.0306 to $0.050 per share).

During the year ended March 31, 2021, the Company issued 5,740,000 shares for debt commitments in the amount of $253,869 ($0.028 to $0.092 per share).

During the year ended March 31, 2021, the Company recognized $208,806 in beneficial conversion feature for convertible notes whereby the holder can exercise conversion rights at a discount to the market price.

During the year ended March 31, 2021, the Company issued 40,084,998 shares under stock purchase agreements in consideration for $1,587,214 ($0.024 to $0.09 per share) to accredited investors that are unrelated third parties.

During the year ended March 31, 2021, the Company issued 2,500,000 shares to two directors at a value of $0.092 per share.

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

Non-convertible Debt

During the year ended March 31, 2021, the Company had entered into three non-convertible notes with 3 different investment funds. These notes had a cumulative face value of $518,000 with initial proceeds to the Company of $482,000 after deduction of initial discounts and expenses. The three notes collectively had $11,000 of legal fees deducted and original issue discounts of $25,000. These notes carried interest rates of 6% to 12%. These funds were used for operational expenses, consulting fees related to the pharmaceutical IND initiative, the repayment of other debt and the purchase of inventory.

See also the Subsequent Events in Part II of this annual report for issuances of unregistered securities after March 31, 20210, which disclosure is incorporated by reference into this Item 5.

Convertible Debt

During the year ended March 31, 2020, the Company entered into sixteen convertible notes with seven different unrelated investment funds. These notes had a cumulative face value of $1,082,550 with net proceeds of $971,100. The notes had $24,900 of legal fees deducted, OID of $86,550. These notes carried interest rates of 2% to 10%. These funds were used for operations and the launch of Tauri-GumTM.

During the year ended March 31, 2021, the Company entered into seven convertible notes with four different unrelated investment funds. These notes had a cumulative face value of $742,833 with net proceeds of $692,800. The notes had $6,700 of legal fees deducted, OID of $43,333. These notes carried interest rates of 5% to 8%. These funds were used for operations in the purchase of new inventory of Tauri-GumTM as well as the initial funding for the Company’s pharmaceutical trials.

See also the Subsequent Events in Part II of this annual report for issuances of unregistered securities after March 31, 2021, which disclosure is incorporated by reference into this Item 5.

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

COMPARISON OF THE YEAR ENDED MARCH 31, 2021 TO THE YEAR ENDED MARCH 31, 2020

Results of Operations

Revenue

For the years ended March 31, 2021 and 2020, the Company had recognized net revenue of $285,319 compared to $234,389, for the same period in the prior year. The Company’s increased sales came from and increased focus on e-commerce sales through marketing initiatives and new product offerings. The Company recognized no sales through it distribution channel and dramatically lower wholesale business due in large part by restriction on travel and the ability to cultivate distribution networks as a result of the 2020 Coronavirus global pandemic.

Sales of by sales channel for the years ended March 31,

	2021	2020
Distributor	$-	$62,441
E-commerce	$233,995	34,439
Wholesale	$51,324	137,509
	$285,319	$234,389

Cost of Goods Sold:

For the years ended March 31, 2021 and 2020, the Company had cost of goods sold in the amount of $162,627 and $180,154, respectively as a result of sales to e-commerce customers, distributors and wholesale clients. The lower cost of goods sold from higher sales was the result of increased sales from higher margin e-commerce business.

Cost of Goods Sold by sales channel for the years ended March 31,

	2021	2020
Distributor	$-	$11,314
E-commerce	$133,444	19,064
Wholesale	$29,183	149,776
	$162,627	$180,154

Operating Expenses:

Marketing and advertising expense

For the years ended March 31, 2021 and 2020, marketing and advertising expense from continuing operations was $273,305 and $188,129, respectively. The increase of $85,176 was largely due to increase marketing spend on promotions, advertising and social media campaigns. The Company has retained a freelance Chief Marketing Officer to focus on the growth of this sales channel.

Research and development

For the years ended March 31, 2021 and 2020, research and development expense was $273,305 compared to $6,923 for the same period in the prior fiscal year. The current year increased expense was due to the expenditures around our IND Tauri-GumTM pharmaceutical trial. The Company also had increased expense in the development of Tauri-GumTM CBD commercial product lines.

General and Administrative Expense

For the years ended March 31, 2021 and 2020, general and administrative expenses were $2,857,220 and $1,855,229, respectively. This increase of $1,001,991 was primarily attributable to increased stock-based compensation in the amount of $450,178, larger consulting fees of $239,146, greater accounting fees of $126,650, increased salary expense of $69,450, increased fulfillment cost of $64,469 and increased press release cost of $53,266 and customer service cost of $30,193 offset by lower travel and conference fee cost. Many of the increased expenses were higher as a result the Company’s ongoing pharmaceutical development efforts in preparation for clinical studies.

Depreciation and amortization

For the years ended March 31, 2021 and 2020, depreciation and amortization expense was $1,737 compared to $914 during the prior fiscal year. Depreciation expense increase of $823 due to the acquisition of office furniture for our new corporate office and phone and computer acquisition for customer services.

Net Income (Loss)

The Company generated a net loss from continuing operations of $3,389,474 for the year ended March 31, 2021 compared to $2,093,245 during the prior fiscal year. The increased loss in the amount of $1,350,464 was largely due to increased General and Administrative expense of $1,001,991, increased research and development cost of $266,462, impairment loss on investments of $244,706, increased interest expense of $190,843, offset by an unrealized gain on trading securities of $1,093,071 compared to a loss of $219,200 in the prior year and $85,176 increase in marketing and advertising expense.

Liquidity and Capital Resources

At March 31, 2021, we had cash of $49,826 and $1,246,050 of trading securities compared to the prior fiscal year of $5,348 of cash and $101,200 of marketable securities. We have historically met our cash needs through a combination of proceeds from private placements of our securities, loans and convertible notes. Our cash requirements are generally for selling, general and administrative activities. We believe that our cash balance is not sufficient to finance our cash requirements for expected operational activities, capital improvements, and partial repayment of debt through the next 12 months.

For operating activities, we used cash of $2,554,578 for the year ended March 31, 2021 compared to $1,510,562 during the prior fiscal year. The principal elements of cash flow from operations for the year ended March 31, 2021 were $1,019,814 common stock issued and issuable for services (including stock based compensation), $645,832 amortization of debt discount, $1,023,600 of unrealized gain on trading securities offset by an increase in inventory on hand and prepaid inventory of $495,861, increased accounts payable of $314,892 and a loss on impairment of investments of $244,706. The principal elements of cash flow from operations for the year ended March 31, 2020 were $569,636 common stock issued and issuable for services (including stock based compensation), $687,486 amortization of debt discount, $219,200 of unrealized loss on trading securities offset by an increase in inventory of $117,839, increased accounts receivable of $106,726 and a gain on extinguishment of debt in the amount of $113,468.

Cash used in investing activities during the year ended March 31, 2021 was $369,854 compared $108,212 from investing activities in the prior fiscal year. In the fiscal year ended March 31, 2021, the Company invested $240,000 to exercise warrants of VTGN as well as $278,212 in Aegea Biotechnologies Inc. The Company as invested a combined $138,375 in two private Companies (Paz Gum LLC and SciSpark LTD – see Note 12 – INVESTMENTS -COST BASED INVESTMENTS. The Company received $302,827 proceed from the sale of securities. The Company invested $16,094 in equipment and leasehold improvements. In the fiscal year ended March 31, 2020, the Company invested $37,500 in warrants of VTGN as well as $68,100 in Küdzoo Inc. The Company also invested $2,612 in the purchase of property and equipment.

Cash provided by financing activities was $2,968,910 for the year ended March 31, 2021 compared to $1,238,179 during the prior fiscal year. During the year ended March 31, 2021 the Company received $482,000 in proceeds from notes payable, $692,800 proceeds from convertible notes and $1,665,211 proceeds from the sale of common stock. The Company received proceeds of $400,515 from registered shares and investment agreement with Tangiers. The Company also repaid a loan from Chief Executive Officer, Seth Shaw in the amount of $50,159. During the year ended March 31, 2020 the Company received $971,100 in proceeds from notes payable, $244,420 proceeds from the sale of common stock and $50,159 from a loan from Chief Executive Officer, Seth Shaw. The Company used $27,500 to repay principal on convertible notes payable.

As of March 31, 2021, current assets exceeded our current liabilities by $1,291,211 compared to current liabilities exceeding our current assets by $334,832 at March 31, 2020. As of March 31, 2021, current assets were $2,396,567 compared to $607,894 at March 31, 2020. The increase was primarily attributable to the increase in inventory and prepaid inventory $624,572, increase in the carrying value of trading securities of $1,144,850. Current liabilities were $1,167,356 at March 31, 2021 compared to $942,726 at March 31, 2020. The increase in current liability was mainly due to an increase in accounts payable of $314,892.

Going Concern

During the fourth quarter of the year ended March 31, 2019, the Company began sales and marketing efforts for its Mint flavored Tauri-GumTM product. During the year ended March 31, 2021, the Company recognized net sales of $285,319 and a gross profit of $122,692, compared to net sales of $239,388 and a gross profit of $54,235 for the same period during the same period in the prior year. At March 31, 2021, the Company had a working capital surplus of $1,291,211 compared to a working capital deficit of $334,832 for the year ended March 31, 2020. The improvement is largely resultant from increased inventory levels and an increase in value of trading securities. Although the Company has a working capital surplus, there is no guarantee that this will continue therefore it still believes that there is uncertainty with respect to continuing as a going concern.

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

The Company, in the short term, intends to continue funding its operations either through cash-on-hand or through financing alternatives. Management’s plans with respect to this include raising capital through equity markets to fund future operations as well as the possible sale of its remaining marketable securities which had a market value of $1,246,050 at March 31, 2021. In the event the Company cannot raise additional capital to fund and/or expand operations or fails to raise adequate capital and generate adequate sales revenue, or if the regulatory landscape were to become more difficult or result in regulatory enforcement, it could result in the Company having to curtail or cease operations.

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

In an effort to support the Company’s future capital needs, on January 21, 2020, the Company entered into a $5,000,000 equity line financing agreement with Tangiers, as well as a registration right agreement related thereto. The financing is over a maximum of 36 months. Pursuant to the Registration Rights Agreement, a maximum of 76,000,000 shares of our common stock, par value $.00001 per share that we may sell to Tangiers from time to time will be registered by us on Form S-1 with the Securities and Exchange Commission under the Securities Act of 1933, as amended, for this financing. As a result of the Company’s Collaboration Agreement with Aegea, whereby seventy percent (70%) of the Net Proceeds from the sale of the initial 10,000,000 shares of stock of Tauriga using the ELOC were transferred to and invested in Aegea for the purchase of common stock of Aegea. Additionally, the Company has excluded 4,000,000 shares under this agreement to cover liabilities and expenses related to the establishment and maintenance of this agreement. (See earlier in this Note for a more complete description under Investment Agreement and Registration Rights Agreement). As of March 31, 2021, the Company has issued 3,910,000 of the excluded 4,000,000 shares. On January 8, 2021, the Company filed a Post-Effective Amendment to its January 21, 2020 S-1 Investment Agreement and Registration Rights Agreement to terminate the effectiveness of the Registration Statement and to remove from registration all securities registered but not sold under the Registration Statement.

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

Contractual Obligations

On January 6, 2021, the Company relocated its corporate headquarters from New York City to Wappingers Falls, NY. The Company has entered into a two-year lease, with one two-year extension for its new location at $1,600 per month for the term of the lease.

Per Os Bio has contracted with the Company as the sole manufacturer of its Tauri-GumTM and are under contract to produce our product when ordered at approximately $4 per blister pack. Per OS is also required to have each batch independently tested to ensure that each piece of chewing gum must contain 10 milligrams (“mg”) of CBD Isolate, has 0% THC Content and is clear for all microbiology.

Off-Balance Sheet Arrangements

As of March 31, 2021, the Company had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

Segment information

The Company has adopted provisions of ASC 280-10 Segment Reporting for the years ended March 31, 2021 and 2020. This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making internal operating decisions. The Company and its Chief Operating Decision Makers determined that the Company’s operations consist of two segments: (i) The first division consists of all retail, wholesale and e-commerce product sales of CBD/CBG Tauri-GumTM, Tauri-GummiesTM, and other CBD/CBG products, and (ii) the second segment will be a research and development division that consist of liabilities and results from any activity relative to the progress in the development of the Company’s FDA IND application for Phase II Trial of its proposed pharmaceutical grade version of Tauri-Gum™. The cost basis investment in Aegea has been treated as a non-operating asset and will therefore not be reported as a part of the research and development division.

Research and development

The Company expenses research and development costs as incurred. Research and development costs were $273,385 and $6,923 for the years ended March 31, 2021 and 2020, respectively. The Company is continually evaluating products and technologies, and incurs expenses relative to these evaluations, including in the natural wellness space, such as Tauri-Gum™ product development of new flavor formulations and other CBD delivery products, as well as development of a Cannabigerol (“CBG”) Isolate Infused version of its Tauri-Gum™ brand. We also incur expenses relative to collaboration agreements and any activity relative to the progress in the development of the Company’s FDA IND application for Phase II Trial of its proposed pharmaceutical grade version of Tauri-Gum™, as well as intellectual property or other related technologies. As the Company investigates and develops relationships in these areas, resultant expenses for trademark filings, license agreements, website and product development and design materials will be expensed as research and development. Some costs will be accumulated for subsidiaries prior to formation of any new entities.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As the Company is a “smaller reporting company,” this item is inapplicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Tauriga Sciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Tauriga Sciences, Inc. as of March 31, 2021 and 2020, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company’s auditor since 2019

Lakewood, CO

June 29, 2021

TAURIGA SCIENCES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(IN US$)

	March 31, 2021	March 31, 2020
ASSETS
Current assets:
Cash	$49,826	$5,348
Accounts receivable, net allowance for doubtful accounts	32,227	42,580
Investment - trading securities	1,246,050	101,200
Investment - other	312,481	178,100
Inventory asset	647,013	128,711
Prepaid inventory	423,200	-
Prepaid expenses and other current assets	131,411	151,955
Total current assets	2,396,567	607,894

Lease right of use asset	64,301	22,090
Assets held for resale	11,084	-
Property and equipment, net	12,063	13,478
Leasehold improvements, net of amortization	4,688	-

Total assets	$2,488,703	$643,462

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Notes payable, net of discounts	$504,819	$585,134
Accounts payable	390,947	76,055
Accrued interest	14,722	39,384
Accrued expenses	68,442	46,719
Loan Payable to office	-	50,159
Liability for common stock to be issued	174,000	131,000
Lease liability - current portion	14,426	13,891
Deferred revenue	-	384
Total current liabilities	1,167,356	942,726

Lease liability - net of current portion	50,100	8,933

Total liabilities	1,217,456	951,659

Stockholders’ equity (deficit):

Common stock, par value $0.00001; 400,000,000 shares authorized,275,858,714 and 107,039,107 outstanding at March 31, 2021 and 2020, respectively	2,760	1,070
Additional paid-in capital	63,417,565	58,213,365
Accumulated deficit	(62,149,078)	(58,522,632)
Accumulated other comprehensive income	-	-
Total stockholders’ equity (deficit)	1,271,247	(308,197)

Total liabilities and stockholders’ equity (deficit)	$2,488,703	$643,462

The accompanying notes are an integral part of the consolidated financial statements.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN US$)

	For the Years Ended
	March 31,
	2021	2020

Gross revenue	$354,667	$239,388
Sales Discounts	(63,973)	(4,999)
Sales returns	(5,375)	-
Net Revenue	285,319	234,389

Cost of goods sold	162,627	180,154

Gross profit	122,692	54,235

Operating expenses
Marketing and advertising	273,305	188,129
Research and development	273,385	6,923
Fulfilment services	106,519	42,050
General and administrative	2,857,220	1,855,229
Depreciation and amortization expense	1,737	914
Total operating expenses	3,512,166	2,093,245

Loss from operations	(3,389,474)	(2,039,010)

Other income (expense)
Interest expense	(1,093,071)	(902,228)
Unrealized gain (loss) on trading securities	1,023,600	(219,200)
Gain (Loss) on conversion of debt	(70,208)	113,466
Loss on asset disposal	-	(1,230)
Gain on lease termination	836	-
Gain on sale of trading securities	-	10,000
Loss on impairment of investment	(244,706)	-
Gain on sale of trading securities	146,577	-
Gain on disposal of discontinued operations	-	4,941
Foreign exchange	-	(29)
Total other income (expense)	(236,972)	(994,280)

LOSS FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(3,626,446)	(3,033,290)

PROVISION FOR INCOME TAXES	-

Net loss	(3,626,446)	(3,033,290)

Net loss attributable to common shareholders	$(3,626,446)	$(3,033,290)
Loss per share - basic and diluted - Continuing operations	$(0.019)	$(0.037)
Loss per share - basic and diluted - Discontinuing operations	$-	$-
Weighted average number of shares outstanding - basic and fully diluted	193,622,141	80,949,849

The accompanying notes are an integral part of the consolidated financial statements.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED MARCH 31, 2021 AND 2020

					Accumulated
			Additional		other		Non-	Total
	Number of		paid-in	Accumulated	comprehensive		Controlling	stockholders’
	shares	Amount	capital	deficit	income (loss)		Interest	deficit
Balance at April 1, 2019	68,123,326	681	55,991,704	(55,488,939)	-	-	-	503,446

Issuance of shares via private placement at $0.02 to $0.07 per share	5,470,286	54	143,366	-	-	-	-	143,420
Issuance of commitment shares - debt financing at $0.039 to $0.19 per share	2,350,000	25	218,435	-	-	-	-	218,460
Shares issued for note conversion at $0.01412 to $0.04725 per share	21,295,495	212	496,050	-	-	-	-	496,262
Stock-based compensation vesting	-	-	569,636	-	-	-	-	569,636
Stock issued for services at $0.0174 to $0.2092	7,350,000	73	(73)	-	-	-	-	-
Issuance of shares for distribution agreements at $0.08 to $0.2092	2,450,000	25	(25)	-	-	-	-	-
Recognition of beneficial conversion feature of convertible notes	-	-	794,272	-	-	-	-	794,272
Cumulative effect of adoption of Lease standard ASC 842	-	-	-	(403)	-	-	-	(403)
Net loss for the year ended March 31, 2020	-	-	-	(3,033,290)	-	-		(3,033,290)

Balance at March 31, 2019	107,039,107	$1,070	$58,213,365	$(58,522,632)	$-	$-	$-	$(308,197)

Issuance of shares to CEO for cash at $0.05 per share	700,000	7	34,993	-	-	-	-	35,000
Issuance of shares via private placement at $0.024 to $0.09 per share	40,084,998	401	1,586,811	-	-	-	-	1,587,212
Issuance of commitment shares - debt financing at $0.028 to $0.092 per share	5,740,000	58	253,810	-	-	-	-	253,868
Shares issued for note conversion at $0.01242 to $0.03 per share	93,197,109	932	1,699,744	-	-	-	-	1,700,676
Stock-based compensation vesting	-	-	1,019,814	-	-	-	-	1,019,814
Stock issued for services at $0.0306 to $0.05	15,187,500	152	(152)	-	-	-	-	-
Issuance of unrestricted shares - Tangiers Investment agreement at $0.02614 to $0.03344	13,910,000	140	400,374	-	-	-	-	400,514
Recognition of beneficial conversion feature of convertible notes	-	-	208,806	-	-	-	-	208,806
Cumulative effect of adoption of Lease standard ASC 842	-	-	-	-	-	-	-	-
Net loss for the year ended March 31, 2021	-	-	-	(3,626,446)	-	-	-	(3,626,446)

Balance at March 31, 2021	275,858,714	$2,760	$63,417,565	$(62,149,078)	$-	$-	$-	$1,271,247

The accompanying notes are an integral part of the consolidated financial statements.

TAURIGA SCIENCES, INC. AND SUBSDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN US$)

	For the Years Ended
	March 31,
	2021	2020

Cash flows from operating activities
Net loss attributable to controlling interest	$(3,626,446)	$(3,033,290)
Adjustments to reconcile net loss to cash
used in operating activities:
Bad debt expense	29,404	64,146
Amortization of original issue discount	100,543	67,044
Non-cash lease operating lease expense	327	331
Depreciation and amortization	1,737	914
Loss on disposal of fixed assets	-	1,230
Non-cash interest	253,869	75,960
Loss (gain) on extinguishment of debt	-	(113,468)
Gain on lease termination	(836)	-
Amortization of debt discount	645,832	687,486
Common stock issued and issuable for services (including stock-based compensation)	1,019,814	569,636
Impairment loss on investment	244,706	-
Gain on disposal of discontinued operation	-	(4,941)
Legal fees deducted from proceeds of notes payable	17,700	24,900
(Gain) loss on the sale of trading securities	(146,577)	(10,000)
Unrealized loss (gain) on trading securities	(1,023,600)	219,200
(Increase) decrease in assets
Prepaid expenses	(1,348)	(24,435)
Inventory	(518,302)	(117,839)
Proceeds (purchase) of trading securities, net	-	40,000
Accounts receivable	(19,051)	(106,726)
Increase (decrease) in liabilities
Accounts payable	296,892	41,352
Deferred revenue	(384)	384
Accrued expenses	21,722	46,720
Accrued interest	87,087	60,834
Cash used in operating activities	(2,554,578)	(1,510,562)

Cash flows from investing activities
Investment in VTGN warrants	-	(37,500)
Exercise of unregistered warrants for common stock	(240,000)	-
Loan from Officer	(50,159)	50,159
Sales proceeds from trading securities	302,827	-
Investment - other	(416,587)	(68,100)
Purchase of property and equipment, including leasehold improvements	(16,094)	(2,612)
Cash used in investing activities	(420,013)	(58,053)

Cash flows from financing activities
Loan from officer	-	50,159
Repayment of loan from officer	(50,159)	-
Repayment of principal on convertible notes payable	(221,457)	(27,500)
Proceeds from the sale of common stock (including to be issued)	1,665,211	244,420
Proceeds from notes payable to individuals and companies	482,000	-
Proceeds from sale of registered shares - Tangiers Investment Agreement	400,515	-
Proceeds from convertible notes	692,800	971,100
Cash provided by financing activities	2,968,910	1,238,179
Net decrease in cash	44,478	(380,595)

Cash, beginning of year	5,348	385,943
Cash, end of year	$49,826	$5,348

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Interest Paid	$78,542	$43,819
Taxes Paid	$-	$-

NON-CASH ITEMS
Recognition of lease liability and right of use asset at inception	$67,938	$12,066
Recognition of lease liability and right of use asset lease modification	$-	23,177
Conversion of notes payable and accrued interest for common stock	$1,700,675	$496,262
Original issue discount on notes payable and debentures	$68,333	$10,000
Recognition of debt discount	$208,806	$794,272

The accompanying notes are an integral part of the consolidated financial statements.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2021 AND 2020

(US$)

NOTE 1 – BASIS OF OPERATIONS AND GOING CONCERN AND GOING CONCERN

NATURE OF BUSINESS

These consolidated financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the operations and cash flows for the periods presented.

Tauriga Sciences, Inc. (the “Company”) is a Florida corporation, with its principal place of business located at 4 Nancy Court, Suite 4, Wappingers Falls, NY 12590. During October 2020, the Company terminated its primary lease in New York City and established its new corporate headquarters in Wappingers Falls New York, effective January 6, 2021. The Company has, over time, moved into a diversified life sciences technology and consumer products company, with its mission to operate a revenue generating business, while continuing to evaluate potential acquisition candidates operating in the life sciences technology and consumer products spaces.

Tauriga Pharma Corp.

On January 4, 2018, the Company announced the formation of a wholly owned subsidiary in Delaware initially named Tauriga IP Acquisition Corp., which changed its name to Tauriga Biz Dev Corp. on March 25, 2018.

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

On March 17, 2021, the Company converted its U.S. Provisional Patent Application (filed on March 17, 2020) to a U.S. Non-Provisional Patent Application.  This non-provisional patent application relates to the Company’s proposed pharmaceutical cannabinoid chewing gum delivery system for treatment of nausea derived from active chemotherapy treatment.

Also on March 17, 2021, the Company filed an additional U.S. Provisional Patent Application relating to alternative pharmaceutical cannabinoid delivery systems.

On March 17, 2021, the Company filed an International Patent Application under the Patent Cooperation Treaty (“PCT”), a cooperative agreement entered into by more than 130 countries with the purpose of bringing international conformity to the filing and preliminary evaluation of patent applications. This application relates to the Company’s proposed pharmaceutical cannabinoid chewing gum delivery system being developed to treat nausea derived from active chemotherapy treatment.

The PCT application is published by the International Bureau at the World Intellectual Property Organization (“WIPO”), based in Geneva, Switzerland, in one of the ten “languages of publication”: Arabic, Chinese, English, French, German, Japanese, Korean, Portuguese, Russian, and Spanish.

Currently, the pharmaceutical grade version of Tauri-GumTM is in the pre-IND stage of development. The development team is working on several parallel workstreams, including:

●	formulation development;

●	non-clinical in vivo and in vitro studies to inform the effective clinical dose and safety margin;

●	regulatory strategy and regulatory documentation preparation;

●	confirmation of the active pharmaceutical ingredient (API); and

●	Identifying pharma-grade API suppliers.

Tauriga Sciences Limited

On June 10, 2019, the Company formed a wholly owned subsidiary, Tauriga Sciences Limited, with the Registrar of Companies for Northern Ireland. Tauriga Sciences Limited is a private limited Company. The entity was established in conjunction with e-commerce merchant services. In conjunction to this new entity the Company entered into a two-year lease commencing on June 11, 2019. The office is located at Regus World Trade Centre Muelle de Barcelona, edif. Sur, 2a Planta Barcelona Cataluña 08039 Spain. The Company terminated this lease during October 2020. The Company no longer maintains an office in this region.

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

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2021 AND 2020

(US$)

NOTE 1 – BASIS OF OPERATIONS AND GOING CONCERN (CONTINUED)

NATURE OF BUSINESS (CONTINUED)

Collaboration Agreement with Aegea Biotechnologies Inc. (Continued)

On January 6, 2021, however, the Company determined to terminate its ELOC by terminating each of the Investment Agreement and Registration Rights Agreement, and on January 8, 2021 filed a Post-Effective Amendment to its Form S-1 Registration Statement (333-236923) which removed from registration all shares not previously sold thereunder. This effectively also eliminates our obligation to any additional funding to Aegea under the Collaboration Agreement. As of March 31, 2021, the Company had invested $278,212 in Aegea for 69,553 shares, representing an ownership percentage of 1.03%. As of March 31, 2021, resultant delays of project milestones have led the Company to determined that full recovery of its investment in Aegea is in doubt and has recorded a 50% impairment loss on its consolidated Statement of Operations in the amount of $139,106. Aegea is still moving forward on this project and the Company will continue to monitor the progress.

On February 26, 2021, as part of a settlement agreement concluding the Collaboration Agreement, the Company acquired an additional 69,552 common shares of Aegea, increasing the Company’s total holdings to 139,104 Aegea shares (representing a 2.04% stake in Aegea as of March 31, 2021).

Chief Medical Officer

On July 15, 2020, the Company appointed Dr. Keith Aqua (“Dr. Aqua”) as an independent contractor to the position of Chief Medical Officer (“CMO”) and entered into a consulting agreement with Dr. Aqua which carries a term of 12 months from inception, expiring on July 15, 2021. In his CMO capacity, Dr. Aqua will help the Company progress in the development of the Company’s proposed pharmaceutical grade version of Tauri-Gum™. In addition, Dr. Aqua will help establish a distribution network for the Company to market its Tauri-Gum™ brand to a variety of physicians and medical practices in southern Florida. In consideration of the services being provided by Dr. Aqua, and pursuant to the terms of the Agreement, the Company has agreed to issue Dr. Aqua (i) upon entry into the Agreement 750,000 shares of restricted common stock, (ii) agreed to 750,000 shares of restricted common stock which will be issued in equal monthly instalments of 62,500 shares beginning August 15, 2020 and (iii) agreed to $4,000 cash per quarter during the term of the Agreement, payable following the completion of each such quarter. As of March 31, 2021, the Company issued 1,187,500 restricted shares of its common stock to Dr. Aqua valued at $46,906 ($0.0395 per share). Subsequent to March 31, 2021, Dr. Aqua was issued 187,500 restricted shares of its common stock valued at $7,406 ($0.0395 per share).

Master Services Agreement

On December 16, 2020, we entered into a Master Services Agreement with North Carolina based Clinical Strategies & Tactics, Inc. (“CSTI”) to resume the clinical development of its proposed anti-nausea pharmaceutical grade version of Tauri-Gum™. CSTI will primarily focus its efforts on (i) Pharmaceutical Development Strategy, (ii) Commercialization Strategy, and (iii) Funding Strategy. The Company will with work with CSTI’s founder and chief executive officer, JoAnn C. Giannone, who has over 25 years’ experience effectively leading companies through the drug and medical device development process. On December 23, 2020, the Company funded the costs associated with this Agreement, which total consulting fees were $67,500, exclusive of out-of-pocket reimbursable expenses. The Company has paid additional fees, effected through change orders to the original contract, in the amount of $85,000. These additional fees were for pharmaceutical testing and market research. Under the terms of the Agreement and related statement of work, CTSI will provide a high-level assessment and documentation of the development efforts required to commercialize the proposed pharmaceutical product globally, a commercial assessment, and a review of potential funding strategies and funding sources and potential business partners. The delivery system for this proposed pharmaceutical version is a modified version (with higher concentration of CBD) of the existing Tauri-Gum™” chewing gum formulation based on continued research and development.

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

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2021 AND 2020

(US$)

NOTE 1 – BASIS OF OPERATIONS AND GOING CONCERN (CONTINUED)

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

The Company’s gum formulation includes distinctive features: allergen free, gluten free, vegan, kosher (K-Star certification), Halal (Etimad certification), Vegan Formulation and incorporates a proprietary manufacturing process. See our “Risk Factors” contained in our Annual Report dated March 31, 2020 filed with the Securities and Exchange Commission on June 29, 2020, including with respect, but not limited, to Federal laws and regulations that govern CBD and cannabis.

The Company’s E-commerce website is www.taurigum.com.

During the fiscal year 2020, the Company added two additional flavors: Blood Orange and Pomegranate.

On August 31, 2020, the Company announced that it has obtained HALAL Certification (Authority: Etimad) for the entirety of its flagship brand Tauri-Gum™. A HALAL Certification is a guarantee that the products comply with the Islamic dietary requirements or Islamic lifestyle.

During the year ended March 31, 2021, the Company received and commenced sales of Peach-Lemon and Black Currant CBG Gum.

During its 4th Fiscal Quarter of 2021, the Company made a strategic decision to enhance its original Tauri-Gum™ formulation, by increasing the infusion concentrations of both its Cannabidiol (“CBD”) and Cannabigerol (“CBG”) Tauri-Gum™ products to 25mg per piece of chewing gum (previous concentration was 10mg for the Pomegranate, Blood Orange, Mint, and Peach-Lemon flavors and 15mg for the Black Currant flavor).  Additionally, the Company increased its Tauri-Gum™ product offerings to 9 SKUs. The new offerings being introduced are Cherry-Lime Rickey flavored Caffeine infused chewing gum, an 8-piece blister pack of containing 50mg of caffeine per piece and Golden Raspberry flavored Vitamin D3 infused chewing gum, containing 2,000 IU (50 micrograms) of Vitamin D3 per piece.  Through its October 2020 partnership with Think Big LLC (the Company founded by the son of late iconic U.S. rap artist, NOTORIOUS BIG aka “Frank White”), the Company is also offering 2 limited edition Licensed Tauri-Gum™/Frank White products: Honey-Lemon flavored chewing gum (containing: 15mg CBD, 15mg CBG, 5mg Vitamin C, 10mg Zinc per piece) and Mint flavor (25mg CBD per piece).  For a full list of our currently available products please visit our E-Commerce Website at https://taurigum.com/.

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

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2021 AND 2020

(US$)

NOTE 1 – BASIS OF OPERATIONS AND GOING CONCERN (CONTINUED)

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

During the year ended March 31, 2021, the Company received and commenced sales of Peach-Lemon and Black Currant CBG Gum.

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

Delta 8 Version of Tauri-Gum™

During March 2021, the Company developed a Delta-8-Tetrahydrocannabinol (“Delta-8-THC” or “Delta-8”) infused version of Tauri-Gum™.  Delta-8-THC infused products are legal when the ingredient has been derived from the industrial hemp plant (“Cannabis Sativa”) and does not contain more than 0.3% (1/333rd by dry weight composition) THC.  The Company is focused on expanding both its product offerings and revenue opportunities, in a manner that is ethical, innovative, and fully compliant with Federal laws & regulations.  Due to strong indications of demand, the Company has completed a double production run of its Evergreen Mint flavor, Delta 8 THC infused (10mg per piece of chewing gum), Version of Tauri-Gum™.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2021 AND 2020

(US$)

NOTE 1 – BASIS OF OPERATIONS AND GOING CONCERN (CONTINUED)

DISTRIBUTION OF THE COMPANY’S PRODUCTS

E&M Distribution Agreement

On April 1, 2019, the Company entered into a distribution agreement with E&M Ice Cream Company (“E&M”) to establish Tauri-GumTM in the greater New York City marketplace (the “E&M Distribution Agreement”), with substantial levels of both financial resources and marketing support. The Company had both received payment for and completed an initial delivery of $54,000 of Company product to E&M in March 2019, and re-orders in the first quarter of fiscal 2020. In connection with the E&M Distribution Agreement, the Company issued 1,000,000 restricted shares of the Company’s common stock and tendered a one-time cash payment of $125,000 to E&M for early-stage marketing and distribution support services. This $125,000 cash component was paid in full to E&M on April 1, 2019, and the value of the shares is reflected in stock-based compensation based on the grant date of April 1, 2019. These shares were issued on December 26, 2019.

South Florida Region Distribution Agreement

On April 8, 2019, the Company entered into a non-exclusive distribution agreement with IRM Management Corporation (“IRM”), an established medical practice management firm (the “IRM Distribution Agreement”). The purpose of the IRM Distribution Agreement is to target our Tauri-GumTM product to the South Florida based medical market, including chiropractors, orthopedists, as well as prospective retail customers in this geographic area. In connection with this IRM Distribution Agreement, the Company has also agreed to a one-time issuance of 450,000 shares of the Company’s restricted common stock and a cash stipend of $10,000 to IRM. As of the date of this report, $6,000 of the $10,000 cash stipend has been paid. The value of the shares were reflected as stock-based compensation based on the grant date of April 8, 2019.

Northeastern United States Distribution Agreement

On April 30, 2019, the Company, entered into a non-exclusive comprehensive distribution agreement with Sai Krishna LLC (“SKL”), a New Jersey based distributor, with relationships in the Northeast region of the United States and Asia. In connection with the SKL Agreement, the Company had issued 1,000,000 restricted common shares the Company’s stock in accordance with a further division of such shares as previously disclosed by us in previous periodic reports. The SKL distribution agreement expired on April 30, 2020 and was not renewed. Further, in connection with this agreement, on May 11, 2019, we also entered into a consulting agreement with Ms. Neelima Lekkala, who was appointed Vice President of Distribution & Marketing. This consulting agreement had a one-year term and expired on May 11, 2020 and was not renewed by us. As of March 31, 2021, Ms. Lekkala earned commission in the amount of $1,143.

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

Mr. Checkout Distribution Agreement

On June 29, 2020, the Company entered into a “Go-To-Market” distribution agreement with Mr. Checkout Distributors (“Mr. Checkout”), a marketing and consulting company located in Oviedo, Florida. The Mr. Checkout agreement enables the Company to launch its flagship brand Tauri-Gum™ through Mr. Checkout’s network of independent direct store distributors that service approximately 150,000 stores and retail locations across the United States. These stores include well-known convenience stores, gas station marts and supermarket chains. Under the terms of this agreement, on July 7, 2020, the Company paid a one-time $5,000 retainer on commission against the first $100,000 in sales. Subsequent commissions shall be paid to Mr. Checkout during the first thirty (30) days of the subsequent quarter once retainer has been met and exceeded. Commission will not be paid until the retainer has been met. As of March 31, 2021, the Company has recognized no sales via this agreement.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2021 AND 2020

(US$)

NOTE 1 – BASIS OF OPERATIONS AND GOING CONCERN (CONTINUED)

DISTRIBUTION OF THE COMPANY’S PRODUCTS (CONTINUED)

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

The licensing arrangement permits for cross licensing, brand building, e-commerce customer acquisition efforts, retail customer acquisition efforts, enhanced social media presence, public relations & visibility strategies, as well as potential outreach to celebrities, and various other types of in-kind services in order to increase both Company revenue and customer acquisition efforts. The License will also allow for future joint development projects that will leverage the iconic “Frank White” brand and likeness/intellectual property (to which Think Big has the intellectual property rights). The Companies further agreed to a 50/50 gross profit split on sales of specially branded product, payable on or before the 15th day of each calendar month for the immediately preceding calendar month. In addition, the Company originally agreed to pay Think BIG, via a quarterly marketing fee for a period of twelve months in the amount $15,000 per quarter (for an aggregate total of $60,000), the first payment of which was paid by the Company within 10 days of the entry into the License. Subsequently, the parties agreed that the remaining payments would no longer be paid to Think BIG in exchange for the Company funding specially branded inventory printing and product as well as other marketing initiatives.

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

As consideration for each Brand Ambassador’s Services set forth under their respective PSAs, the Company agreed to issue each Brand Ambassador 1,500,000 restricted shares of the Company’s common stock, upon execution of the PSA and PSA 2. These shares were issued on December 17,2020. In the event that the applicable PSA has not previously been terminated, following the one-year anniversary of the Effective Date, an additional 1,500,000 restricted shares of Company’s common stock shall be issued to each Brand Ambassador, subject to the satisfaction of the terms of such additional services and/or criteria to be mutually agreed upon by the parties to the PSA and/or the PSA 2, as the case may be. In total, all shares issued and to be issued had a value of $183,600 that will be recognized over the term of the contract.

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

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2021 AND 2020

(US$)

NOTE 1 – BASIS OF OPERATIONS AND GOING CONCERN (CONTINUED)

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

Furthermore, with respect to Company’s developing CBG and additional cannabinoid product lines, the FDA has provided no guidance as to how cannabinoids other than CBD (such as CBG) shall be regulated under the FD&C Act, and it is unclear at this time how such potential regulation could affect the results of the operations or prospects of the Company or this product line.

FDA Clinical Trial Process – United States Drug Development

In the United States, the FDA regulates drugs, medical devices and combinations of drugs and devices, or combination products, under the FDCA and its implementing regulations. Drugs are also subject to other federal, state and local statutes and regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant to administrative or judicial sanctions. These sanctions could include, among other actions, the FDA’s refusal to approve pending applications, withdrawal of an approval, a clinical hold, untitled or warning letters, requests for voluntary product recalls or withdrawals from the market, product seizures, total or partial suspension of production or distribution injunctions, fines, refusals of government contracts, restitution, disgorgement, or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2021 AND 2020

(US$)

NOTE 1 – BASIS OF OPERATIONS AND GOING CONCERN (CONTINUED)

REGULATORY MATTERS

FDA Clinical Trial Process – United States Drug Development (Continued)

The process required by the FDA before a drug may be marketed in the United States generally involves the following:

● completion of extensive pre-clinical in vitro and animal studies to evaluate safety and pharmacodynamic effects , formulation development, analytical method development, and manufacturing of the active pharmaceutical ingredient (API) and drug product for clinical trials in accordance with applicable regulations, including the FDA’s Current Good Laboratory Practice (cGLP) regulations and Current Good Manufacturing Practice (cGMP) regulations;

● submission to the FDA of an Investigational New Drug (IND) application, which must become effective before human clinical trials may begin;

● performance of adequate and well-controlled human clinical trials in accordance with an applicable IND and other clinical study related regulations, sometimes referred to as Current Good Clinical Practice (cGCPs), to establish the safety and efficacy of the proposed drug for its proposed indication, and API and drug product scale-up for registration batch production and stability;

● submission to the FDA of a New Drug Application (NDA);

● satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the product, or components thereof, are produced to assess compliance with the FDA’s cGMP requirements;

● potential FDA audit of the clinical trial sites that generated the data in support of the NDA; and

● FDA review and approval of the NDA prior to any commercial marketing or sale.

Once a pharmaceutical product candidate is identified for development, it enters the pre-clinical testing stage. Pre-clinical tests include laboratory evaluations of product characterization, drug product formulation development and stability, as well as pharmacology and toxicology animal studies. An IND Sponsor must submit the results of the pre-clinical tests, together with manufacturing information, analytical data and any available clinical data or literature, to the FDA as part of the IND. The sponsor must also include a protocol detailing, among other things, the objectives of the initial clinical trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated if the initial clinical trial lends itself to an efficacy evaluation. Some pre-clinical testing may continue even after the IND is submitted. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA raises concerns or questions related to a proposed clinical trial and places the trial on a clinical hold within that 30-day period. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Clinical holds also may be imposed by the FDA at any time before or during clinical trials due to safety concerns or non-compliance, and may be imposed on all drug products within a certain class of drugs. The FDA also can impose partial clinical holds, for example, prohibiting the initiation of clinical trials of a certain duration or for a certain dose.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2021 AND 2020

(US$)

NOTE 1 – BASIS OF OPERATIONS AND GOING CONCERN (CONTINUED)

REGULATORY MATTERS

FDA Clinical Trial Process – United States Drug Development (Continued)

All clinical trials must be conducted under the supervision of one or more qualified investigators in accordance with GCP regulations. These regulations include the requirement that all research subjects provide informed consent in writing before their participation in any clinical trial. Further, an IRB must review and approve the plan for any clinical trial before it commences at any institution, and the IRB must conduct continuing review and reapprove the study at least annually. An IRB considers, among other things, whether the risks to individuals participating in the clinical trial are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the information regarding the clinical trial and the consent form that must be provided to each clinical trial subject or his or her legal Representative and must monitor the clinical trial until completed.

Each new clinical protocol and any amendments to the protocol must be submitted for FDA review, and to the IRBs for approval. Protocols detail, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria, and the parameters to be used to monitor subject safety.

Human clinical trials are typically conducted in three sequential phases that may overlap or be combined. The phases are described below. For the TAUG Pharma product, however, the safety profile of the API is known, and a Phase 1 program is not expected. Therefore, it is anticipated that that the first-time-in-human (FTIH) study will be a Phase 2 study.

● Phase 1. The product is initially introduced into a small number of healthy human subjects or patients and tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion and, if possible, to gain early evidence on effectiveness. In the case of some products for severe or life-threatening diseases, especially when the product is suspected or known to be unavoidably toxic, the initial human testing may be conducted in patients.

● Phase 2. Involves clinical trials in a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage and schedule.

● Phase 3. Clinical trials are undertaken to further evaluate dosage, clinical efficacy and safety in an expanded patient population at geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit relationship of the product and provide an adequate basis for product labeling.

Post-approval trials, sometimes referred to as Phase 4 clinical trials, may be conducted after initial marketing approval. These studies are used to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, the FDA may mandate the performance of Phase 4 trials. Companies that conduct certain clinical trials also are required to register them and post the results of completed clinical trials on a government-sponsored database, such as ClinicalTrials.gov in the United States, within certain timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2021 AND 2020

(US$)

NOTE 1 – BASIS OF OPERATIONS AND GOING CONCERN (CONTINUED)

REGULATORY MATTERS

FDA Clinical Trial Process – United States Drug Development (Continued)

Progress reports detailing the results of the clinical trials, among other information, must be submitted at least annually to the FDA, and written IND safety reports must be submitted to the FDA and the investigators for serious and unexpected adverse events, findings from other studies that suggest a significant risk to humans exposed to the product, findings from animal or in vitro testing that suggest a significant risk to human subjects, and any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or Investigator Brochure. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, if at all. The FDA or the clinical trial Sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the product has been associated with unexpected serious harm to patients. Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board or committee. This group provides authorization for whether a trial may move forward at designated check points based on access to certain data from the study. The clinical trial Sponsor may also suspend or terminate a clinical trial based on evolving business objectives and/or competitive climate.

The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, the manufacturer must develop methods for testing the identity, strength, quality and purity of the final product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

NDA and FDA Review Process

The results of product development, pre-clinical studies and clinical trials, along with descriptions of the manufacturing process, analytical tests conducted on the drug, proposed labeling and other relevant information, are submitted to the FDA as part of an NDA for a new drug, requesting approval to market the product. The submission of an NDA is subject to the payment of a substantial user fee, and the sponsor of an approved NDA is also subject to an annual program user fee; although a waiver of such fee may be obtained under certain limited circumstances. For example, the agency will waive the application fee for the first human drug application that a small business or its affiliate submits for review.

The FDA reviews all NDAs submitted before it accepts them for filing and may request additional information rather than accepting an NDA for filing. The FDA typically makes a decision on accepting an NDA for filing within 60 days of receipt. The decision to accept the NDA for filing means that the FDA has made a threshold determination that the application is sufficiently complete to permit a substantive review. Under the goals and policies agreed to by the FDA under the Prescription Drug User Fee Act (“PDUFA”), the FDA’s goal to complete its substantive review of a standard NDA and respond to the applicant is ten months from the receipt of the NDA. The FDA does not always meet its PDUFA goal dates, and the review process is often significantly extended by FDA requests for additional information or clarification and may go through multiple review cycles.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2021 AND 2020

(US$)

NOTE 1 – BASIS OF OPERATIONS AND GOING CONCERN (CONTINUED)

REGULATORY MATTERS

NDA and FDA Review Process (Continued)

After the NDA submission is accepted for filing, the FDA reviews the NDA to determine, among other things, whether the proposed product is safe and effective for its intended use, and whether the product is being manufactured in accordance with cGMPs to assure and preserve the product’s identity, strength, quality and purity. The FDA may refer applications for novel drug products or drug products which present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions. The FDA will likely re-analyze the clinical trial data, which could result in extensive discussions between the FDA and us during the review process. The review and evaluation of an NDA by the FDA is extensive and time consuming and may take longer than originally planned to complete, and we may not receive a timely approval, if at all.

Before approving an NDA, the FDA will conduct a pre-approval inspection of the manufacturing facilities for the new product to determine whether they comply with cGMPs. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. In addition, before approving an NDA, the FDA may also audit data from clinical trials to ensure compliance with GCP requirements. After the FDA evaluates the application, manufacturing process and manufacturing facilities, it may issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete and the application will not be approved in its present form. A Complete Response Letter usually describes all the specific deficiencies in the NDA identified by the FDA. The Complete Response Letter may require additional clinical data and/or an additional pivotal Phase 3 clinical trial(s), and/or other significant and time-consuming requirements related to clinical trials, nonclinical studies or manufacturing. If a Complete Response Letter is issued, the applicant may either resubmit the NDA, addressing all the deficiencies identified in the letter, or withdraw the application. Even if such data and information are submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. Data obtained from clinical trials are not always conclusive, and the FDA may interpret data differently than the Sponsor interprets the same data.

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

These regulations came into effect on January 1, 2021, and all “cannabinoid hemp processors” and “cannabinoid hemp retailers” operating within the state of New York must be licensed by the NYDPH. The regulations expressly allow for food and beverages to contain “cannabinoids”, so long as such products meet certain requirements. To this end, the Company has submited its license application with the NYDPH in compliance with this legislation. These regulations are evolving and the NYDPH recently issued a set of proposed regulations to address the use of industrial hemp derived Δ8- Tetrahydrocannabinol (Δ8 THC) and Δ10- Tetrahydrocannabinol (Δ10 THC) in cannabinoid hemp products manufactured and sold in New York. These proposed regulations are currently in a public comment period, and it is unclear at this time as to what the final regulations to be implemented will include.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2021 AND 2020

(US$)

NOTE 1 – BASIS OF OPERATIONS AND GOING CONCERN (CONTINUED)

REGULATORY MATTERS

New York State Department of Health (Continued)

The product requirements under the current regulations, include but are not limited to: the product must not contain more than 0.3% total Δ9- Tetrahydrocannabinol concentration; the product must not contain tobacco or alcohol; the product must not be in the form of an injectable, transdermal patch, inhaler, suppository, flower product including cigarette, cigar or pre-roll, or any other disallowed form as determined by the NYDPH; if the product is sold as a food or beverage product, it must not have more than 25mg of cannabinoids per product; and, if sold as an inhalable cannabinoid hemp product, the product will be subject to a number of additional safety measures.

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

See our Risk Factors and going concern opinion in this report for more information about these items, as well as certain related disclosures included our Results of Operations under the heading “Going Concern”.

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

OTHER BUSINESS ITEMS

Certified by Wal-Mart, Inc. to become a Domestic Supplier

On December 23, 2019, the Company announced that is has been certified by Wal-Mart, Inc. (“Walmart”) to become a domestic supplier. This certification from Walmart was obtained by the Company on December 19, 2019. On May 26, 2020, we also announced that our Walmart marketplace seller application had been officially approved. In joining Walmart marketplace, the Company has the opportunity to expand the presence of its products and product lines, with access to over a hundred million monthly customers. The Company is also approved to both list products on Walmart.com and sell directly to Walmart buyers. As of March 31, 2021, the Company has not recognized any sales through this channel. The Company was designated, by Walmart, Supplier ID # 36223459 and SAP Supplier # 1600179472.

Approval to Operate Global Seller Account by Alibaba Group

On January 6, 2020, the Company announced that is has been approved by Chinese multinational conglomerate, Alibaba Group (“Alibaba”), to operate a Global Seller Account. In addition, the Company has been designated as a Gold Supplier (Gold Tier Level Supplier). This Alibaba approval opens up the global marketplace to the Company, its products, its product lines, as well as future business opportunities. The Company has a relationship with a fulfillment facility in mainland China and is focusing on meeting buyers and virtual Alibaba Tradeshows. As of March 31, 2021, the Company has not recognized any sales through this channel.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2021 AND 2020

(US$)

NOTE 1 – BASIS OF OPERATIONS AND GOING CONCERN (CONTINUED)

OTHER BUSINESS ITEMS (CONTINUED)

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

Subject to the terms and conditions of the equity line documents, from time to time, the Company was, at its sole discretion, permitted to deliver put notices to Tangiers which states the number of shares that the Company intends to sell to Tangiers on a closing date. The maximum amount of shares of common stock that the Company was entitled to put to Tangiers per any applicable put notice was the amount of shares up to or equal to two hundred percent (200%) of the average of the daily trading volume (U.S. market only) of the common stock for the ten (10) consecutive trading days immediately prior to the applicable put notice date (the “Put Amount”) so long as such amount is at least five thousand dollars ($5,000) and did not exceed three hundred fifty thousand dollars ($350,000), as calculated by multiplying the Put Amount by the average daily VWAP for the ten (10) consecutive trading days immediately prior to the applicable put notice date. The “Purchase Price” of the shares of our Common Stock that we were able to sell to Tangiers was 88% of the lowest VWAP of the common stock during the five (5) consecutive Trading Days including and immediately following the applicable to the put notice.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2021 AND 2020

(US$)

NOTE 1 – BASIS OF OPERATIONS AND GOING CONCERN (CONTINUED)

OTHER BUSINESS ITEMS (CONTINUED)

Investment Agreement and Registration Rights Agreement (Continued)

As of March 31, 2021, we had issued 13,910,000 shares of Common Stock in exchange for an aggregate of $400,514 under this equity line of credit facility. The final put notice was issued October 1, 2020.

On January 6, 2021, the Company determined to terminate its equity line of credit facility by terminating each of the Investment Agreement and Registration Rights Agreement, and on January 8, 2021 filed a Post-Effective Amendment to its Form S-1 Registration Statement (333-236923) removing from registration all shares of common stock not previously sold thereunder.

Whole Foods Market, Inc. Registration

On June 8, 2020, the Company, announced that became a Registered Whole Foods Market, Inc. (“Whole Foods”) Vendor (“Supplier”). The Company’s information has now been updated in the Whole Foods Vendor Reporting Portal. As of March 31, 2021, the Company has not recognized any sales through this channel.

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

KushCo Holdings, Inc.

Effective July 10, 2020, the Company and KushCo Holdings, Inc., a Nevada corporation (“KushCo”), entered into a Product Placement Membership Agreement (the “Placement Agreement”). Under the terms of the Placement Agreement, KushCo will provide placement services of the Company’s Tauri-Gum™ product line(s), and will assist with retail activation, product incubation, branding and marketing solutions, and sales management services. As compensation for providing such services and placement of the Company’s products, when KushCo or one of its affiliates consummates a purchase, distribution or sale of products (either directly or through third parties), KushCo will be paid a fee equal to 10% of the total gross sales for such transaction(s) (the “Placement Fee”). The Placement Fee shall be earned as of the date of the respective transaction and shall be paid in cash by the Company on a monthly basis and no later than the last calendar day of each calendar month. The Placement Agreement has a term of two (2) years, unless earlier terminated upon sixty (60) days’ notice to the Company, as provided under the KushCo Agreement. As of March 31, 2021, the Company has not recognized any sales through this channel.

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

Pilus Energy

On January 28, 2014, the Company acquired Pilus Energy, LLC (“Pilus”), an Ohio limited liability company and a developer of alternative cleantech energy platforms using proprietary microbial solutions that create electricity while consuming polluting molecules from wastewater. On December 22, 2016, the Company entered in a membership interest transfer agreement with Open Therapeutics whereby the Company sold 80% of its membership interest in Pilus back to Open Therapeutics for consideration of the termination of 80% of the unexercised portion of the warrants to purchase the Company’s common stock. Open Therapeutics agreed to pay to the Company 20% of the net profit generated Pilus Energy from its previous year’s earnings, if any. On January 12, 2019, the Company and Open Therapeutics agreed to extinguish a contingent liability in exchange for a one-time issuance of 500,000 restricted shares of Company’s common stock. As of March 31, 2021, these warrants have expired.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2021 AND 2020

(US$)

NOTE 1 – BASIS OF OPERATIONS AND GOING CONCERN (CONTINUED)

HISTORICAL BUSINESS ITEMS (CONTINUED)

Blink Charging Company

On March 29, 2018 the Company’s then named subsidiary - Tauriga Biz Dev Corp. - entered into an independent sales representative agreement with Blink Charging Company (NASDAQ: BLNK) (“BLINK”). Under this agreement we became a non-exclusive independent sales representative to solicit orders from potential customers for EV (“Electric Vehicle”) Station’s placement. This sales agreement has a three-tier compensation model based on whether we contract the new customer to purchase equipment outright from BLINK or enter into one of two revenue-sharing agreements. On June 29, 2018, the Company purchased four BLINK Level – 2 - 40” pedestal chargers for permanent placement in a retail location or locations whereby the Company will pay a variable annual fee based on 7% of total revenue per charging unit. The rest of the proceeds will be split 80/20 between the Company and the host location owner or its assignee. As of March 31, 2021, we had not installed any of these machines in any locations, and no revenue has been generated through the Blink contract. April 1, 2021, the Company had decided to abandon this business line, and therefore, we have reclassified these assets as held for sale.

GOING CONCERN

During the fourth quarter of the year ended March 31, 2019, the Company began sales and marketing efforts for its Mint flavored Tauri-GumTM product. During the year ended March 31, 2021, the Company recognized net sales of $285,319 and a gross profit of $122,692, compared to net sales of $239,388 and a gross profit of $54,235 for the same period during the same period in the prior year. At March 31, 2021, the Company had a working capital surplus of $1,291,211 compared to a working capital deficit of $334,832 for the year ended March 31, 2020. The improvement is largely resultant from increased inventory levels and an increase in value of trading securities. Although the Company has a working capital surplus, there is no guarantee that this will continue therefore it still believes that there is uncertainty with respect to continuing as a going concern.

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

The Company, in the short term, intends to continue funding its operations either through cash-on-hand or through financing alternatives. Management’s plans with respect to this include raising capital through equity markets to fund future operations as well as the possible sale of its remaining marketable securities which had a market value of $1,246,050 at March 31, 2021. In the event the Company cannot raise additional capital to fund and/or expand operations or fails to raise adequate capital and generate adequate sales revenue, or if the regulatory landscape were to become more difficult or result in regulatory enforcement, it could result in the Company having to curtail or cease operations.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2021 AND 2020

(US$)

NOTE 1 – BASIS OF OPERATIONS AND GOING CONCERN (CONTINUED)

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

In an effort to support the Company’s future capital needs, on January 21, 2020, the Company entered into a $5,000,000 equity line financing agreement with Tangiers, as well as a registration right agreement related thereto. The financing is over a maximum of 36 months. Pursuant to the Registration Rights Agreement, a maximum of 76,000,000 shares of our common stock, par value $.00001 per share that we may sell to Tangiers from time to time will be registered by us on Form S-1 with the Securities and Exchange Commission under the Securities Act of 1933, as amended, for this financing. As a result of the Company’s Collaboration Agreement with Aegea, whereby seventy percent (70%) of the Net Proceeds from the sale of the initial 10,000,000 shares of stock of Tauriga using the ELOC were transferred to and invested in Aegea for the purchase of common stock of Aegea. Additionally, the Company has excluded 4,000,000 shares under this agreement to cover liabilities and expenses related to the establishment and maintenance of this agreement. (See earlier in this Note for a more complete description under Investment Agreement and Registration Rights Agreement). As of March 31, 2021, the Company has issued 3,910,000 of the excluded 4,000,000 shares. On January 8, 2021, the Company filed a Post-Effective Amendment to its January 21, 2020 S-1 Investment Agreement and Registration Rights Agreement to terminate the effectiveness of the Registration Statement and to remove from registration all securities registered but not sold under the Registration Statement.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATED FINANCIAL STATEMENTS

These consolidated financial statements include the accounts and activities of Tauriga Sciences, Inc., its wholly-owned Canadian subsidiary, its wholly-owned subsidiary Tauriga Pharma Corp. (f/k/a Tauriga Biz Dev Corp – or “Tauriga BDC” and referenced herein as Tauriga BDC for contextual purposes only in describing the Blink contractual arrangement) and Tauriga Sciences Limited. All intercompany transactions have been eliminated in consolidation. As of March 31, 2021 and 2020, there is no activity in any of the Company’s subsidiaries other than Tauriga Pharma Corp. holding the electric car chargers.

SEGMENT INFORMATION

The Company has adopted provisions of ASC 280-10 Segment Reporting for the years ended March 31, 2021 and 2020. This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making internal operating decisions. The Company and its Chief Operating Decision Makers determined that the Company’s operations consist of two segments: (i) The first division consists of all retail, wholesale and e-commerce product sales of CBD/CBG Tauri-GumTM, Tauri-GummiesTM, and other CBD/CBG products, and (ii) the second segment will be a research and development division that consist of liabilities and results from any activity relative to the progress in the development of the Company’s FDA IND application for Phase II Trial of its proposed pharmaceutical grade version of Tauri-Gum™. The cost basis investment in Aegea has been treated as a non-operating asset and will therefore not be reported as a part of the research and development division.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2021 AND 2020

(US$)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SEGMENT INFORMATION (CONTINUED)

	Tauri-gum	Pharma	Adjustments, eliminations and unallocated items	Consolidated
Total revenue, net	$285,319	$-	$-	$285,319
Cost of Sales	(162,627)	-	-	(162,627)
Gross Profit	122,692	-	-	122,692

General and Administrative expense	2,778,282	80,675	-	2,858,957
Research and development	50,885	222,500	-	273,385
Selling and fulfillment expense	379,824	-	-	379,824
Operating Loss	$(2,761,045)	$(303,175)	$-	$(3,389,474)

Total Assets	$2,288,263	$200,440	$-	$2,488,703
Total Liabilities	$1,076,038	$141,418	$-	$1,217,456

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

On March 29, 2018 the Company, through Tauriga BDC, entered into an independent sales representative agreement with Blink to be a non-exclusive independent sales representative. Under the agreement with Blink, the Company may solicit orders from potential customers for EV charging station placement. On June 29, 2018, the Company purchased four Blink Level 2 - 40” pedestal chargers for permanent placement in a retail location or locations whereby the Company will pay a variable annual fee based on 7% of total revenue per charging unit. The remainder of the proceeds will be split 80/20 between the Company and the host location owner or its assignee. The host location owner will pay for the cost of providing power to these unit as well as installation costs. As of March 31, 2021, we have not installed any of these machines in any locations, and no revenue has been generated through the Blink contract. The Company has decided to abandon this business line, and therefore, we have reclassified these assets as held for sale.

The Company recognizes revenue upon the satisfaction of the performance obligation. The Company considers the performance obligation met upon shipment of the product or delivery of the product. For ecommerce orders, the Company’s products are shipped by a fulfillment company and payment is made in advance of shipment either through credit card or PayPal. The Company also delivers the product to its customers that they market to in the metropolitan New York Tri-State area that are not covered under any existing distribution agreements. The Company generally collects payment within 30 to 60 days of completion of its performance obligation, and the Company has no agency relationships. The Company recognized net revenue from operations in the amount of $285,319 during the year ended March 31, 2021 compared to $234,389 for the prior year. All revenue is from the sale of the Company’s Tauri-GumTM product line and there were accounts receivable, net of allowance for doubtful accounts in the amount of $7,015 outstanding for these sales, as of March 31, 2021.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2021 AND 2020

(US$)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company maintains an allowance for doubtful accounts, which includes sales returns, sales allowances and bad debts. The allowance adjusts the carrying value of trade receivables for the estimate of accounts that will ultimately not be collected. An allowance for doubtful accounts is generally established as trade receivables age beyond their due dates, whether as bad debts or as sales returns and allowances. As past due balances age, higher valuation allowances are established, thereby lowering the net carrying value of receivables. The amount of valuation allowance established for each past-due period reflects the Company’s historical collections experience, including that related to sales returns and allowances, as well as current economic conditions and trends. The Company also qualitatively establishes valuation allowances for specific problem accounts and bankruptcies, and other accounts that the Company deems relevant for specifically identified allowances. The amounts ultimately collected on past-due trade receivables are subject to numerous factors including general economic conditions, the financial condition of individual customers and the terms of reorganization for accounts exiting bankruptcy. Changes in these conditions impact the Company’s collection experience and may result in the recognition of higher or lower valuation allowances. At March 31, 2021, the Company has established an allowance for doubtful accounts in the amount of $93,550.

SALES REFUNDS

The Company’s refund policy allows customers to return product for any reason except where the customer does not like the taste of the product. The customer has 30 days from the date of purchase to initiate the process. Returns are limited to one return or exchange per customer. Only purchases up to $100 qualify for a refund. Approved return/refund requests are typically processed within 1-2 business days. For product purchases made through a Tauri-GumTM distributor or retailer, the customer is required to work with original purchase location for any return or exchange. The Company has not established a reserve for returns as of March 31, 2021 however will monitor the refunds to estimate whether a reserve will be required.

USE OF ESTIMATES

The preparation of these consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH EQUIVALENTS

For purposes of reporting cash flows, cash equivalents include investment instruments purchased with an original maturity of three months or less. At March 31, 2021, the Company’s cash on deposit with financial institutions did not exceed the total FDIC insurance limit of $250,000. At March 31, 2021 and March 31, 2020, the Company had a cash balance of $49,286 and $5,348, respectively. The Company’s does not expect, in the near term, for its cash balance to exceed the total FDIC insurance limit of $250,000 for other than very short periods of time where the Company would use such cash in excess of insurance in the very short-term in operating activities. To reduce its risk associated with the failure of such financial institution, the Company holds its cash deposits in more than one financial institution and evaluates at least annually the rating of the financial institution in which it holds its deposits. The Company had no cash equivalents as of March 31, 2021 and March 31, 2020.

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

INVESTMENT – COST METHOD

Investment in other companies that are not currently trading, are valued based on the cost method as the Company holds less than 20% ownership in these companies and has no influence over operational and financial decisions of the companies. The Company will evaluate, at least annually, whether impairment of these investments is necessary under ASC 320. As of March 31, 2021, the Company has recorded a loss on the impairment on two of its cost method investments in the amount of $244,706. The Company did not record a loss on the impairment on investments for the year ended March 31, 2020.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2021 AND 2020

(US$)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INVENTORY

Inventory consists of finished goods in salable condition stated at the lower of cost or market determined by the first-in, first-out method. The inventory consists of packaged and labeled salable inventory. Shipping of product to finished good inventory fulfilment center is also included in the total inventory cost. Shipping of product upon sale for e-commerce sales is paid by the customer upon ordering for orders of single packs of Tauri-GumTM. For multiple pack or wholesale product orders shipping cost is paid by the Company. As of March 31, 2021, the Company’s inventory on hand had a value of $201,372. The Company has not established any inventory reserve on the Tauri-GumTM as of March 31, 2021. As of March 31, 2021, the Company had $423,200 in funds paid for inventory not received.

SHIPPING AND HANDLING COSTS

The Company’s fulfillment handling costs are provided by independent contractors through fixed fee arrangements which may also include incentives. These fees also contain a large degree of consultative, administrative and warehousing services as part of the fixed fee. Management believes that due to these factors it is more representative to include these amounts as general and administrative costs instead of cost of goods sold. For the year ended March 31, 2021, the Company incurred fulfillment costs in the amount of $106,519 and $42,050, respectively.

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

	Year Ended March 31,
	2021	2020
Shipping revenue	$6,240	$24,438
Shipping expense	(24,693)	(31,114)
Net shipping expense	$(18,453)	$(6,706)

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

NET LOSS PER COMMON SHARE

The Company computes per share amounts in accordance with FASB ASC Topic 260 “Earnings per Share” (“EPS”), which requires presentation of basic and diluted EPS. Basic EPS is computed by dividing the income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock and common stock equivalents outstanding during the periods; however, potential common shares are excluded for period in which the Company incurs losses, as their effect is anti-dilutive. For the years ended March 31, 2021 and 2020, basic and fully diluted earnings per share were the same as the Company had losses in this period.

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

FOR THE YEARS ENDED MARCH 31, 2021 AND 2020

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

RESEARCH AND DEVELOPMENT

The Company expenses research and development costs as incurred. Research and development costs were $273,385 and $6,923 for the years ended March 31, 2021 and 2020, respectively. The Company is continually evaluating products and technologies, and incurs expenses relative to these evaluations, including in the natural wellness space, such as Tauri-Gum™ product development of new flavor formulations and other CBD delivery products, as well as development of a Cannabigerol (“CBG”) Isolate Infused version of its Tauri-Gum™ brand. We also incur expenses relative to collaboration agreements and any activity relative to the progress in the development of the Company’s FDA IND application for Phase II Trial of its proposed pharmaceutical grade version of Tauri-Gum™, as well as intellectual property or other related technologies. As the Company investigates and develops relationships in these areas, resultant expenses for trademark filings, license agreements, website and product development and design materials will be expensed as research and development. Some costs will be accumulated for subsidiaries prior to formation of any new entities.

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

FOR THE YEARS ENDED MARCH 31, 2021 AND 2020

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

As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by ASC 740 and concluded that the tax position of the Company does not meet the more-likely-than-not threshold as of March 31, 2021.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2021 AND 2020

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

SUBSEQUENT EVENTS

In accordance with ASC 855 “Subsequent Events” the Company evaluated subsequent events after the balance sheet date through the date of issuance of this report.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2021 AND 2020

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

The following table disaggregates the Company’s net revenue by sales channel for the years ended March 31:

	2021	2020
Revenue:
Distributor	$-	$62,441
E-Commerce	233,995	34,439
Wholesale	51,324	137,509
	$285,319	$234,389

Revenues from the Company’s E-Commerce channel represented 82% of total net sales for the year ended March 31, 2021 compared to 14.7% for the prior year. As of March 31, 2021, the Company’s had an allowance for doubtful account collectability in the amount of $93,550 which was wholly attributable to the Wholesale channel. There were no significant contract asset or contract liability balances for periods presented. The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed. Collections of the amounts billed are typically paid by the customers within 30 to 60 days.

NOTE 4– INVENTORY

The following chart is the inventory value by product as of:

	March 31, 2021	March 31, 2020
CBD/CBG Tauri-GumTM	$173,207	$120,480
Tauri-GummiesTM	22,829	4,029
Other Gummies (1)	-	2,425
Other (2)	5,336	1,776
Total Inventory	$201,372	$128,710

(1)	This segment of inventory is stock that was purchased in conjunction with Resale Agreement with OG Laboratories, LLC.

(2)	Other inventory consists of holiday pouches sold as a bundled of Tauri-GumTM, other CBD products and skin care.

At March 31, 2021, there were $423,200 of prepayments on deposit with manufactures of Company products.

At March 31, 2020, the Company had deposits to Per Os Bio in the amount of $96,688 for the manufacturing costs of Tauri-GumTM for goods not yet available for sale.

NOTE 5– PROPERTY AND EQUIPMENT

The Company’s property and equipment is as follows:

	March 31, 2021	March 31, 2020	Estimated Life
Computers, office furniture and other equipment	$24,789	$69,638	3-5 years
Less: accumulated depreciation	(1,642)	(56,160)

Net	$23,147	13,478

During the year ended March 31, 2021, the Company purchased office furniture in the amount of $8,722 for its new company headquarters in Wappingers Falls, New York. The furniture will be depreciated over 60 months commencing when it is put into service in the new Company headquarters on January 6, 2021.

During the year ended March 31, 2021, the Company disposed of and removed from its books all obsolete and out of service fully depreciated computers, office furniture and other equipment in the amount of $55,942. The same amount was removed from accumulated depreciated so there was no change in net fixed assets as a result of this disposal.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2021 AND 2020

(US$)

NOTE 5– PROPERTY AND EQUIPMENT (CONTINUED)

On June 29, 2018, the Company purchased four Blink Level 2 – 40” pedestal chargers for permanent placement in one or more retail locations whereby the Company would share revenue from these electric car vehicle charging units with such location owner. No depreciation expense has been recorded for the charging units as of March 31, 2021 due to the fact that they have not been placed in service. As of April 1, 2020, these charging units were reclassified as assets held for resale.

Depreciation expense for the years ended March 31, 2021 and was $1,425 and $913, respectively.

NOTE 6 –LEASEHOLD IMPROVEMENTS

Associated with the Company’s January 6, 2021, relocation of its headquarters to Wappingers Falls the Company implemented certain leasehold improvements including signage and a sales display buildout at a total cost of $5,000. The Company has entered a two-year lease with a two-year extension option. The Company expects that it will exercise these two extension options and has chosen to amortize these leasehold improvements over 48 months.

	March 31, 2021	March 31, 2020	Expected Usage
Wappingers Falls office signage and sales display	$5,000	$-	48 months
Less: amortization	(313)	-

Net	$4,687	-

NOTE 7 – OPERATING LEASE

The Company has adopted ASU No. 2016-02, Leases (Topic 842), as of April 1, 2019 and will account for new leases in terms of the right of use assets and offsetting lease liability obligations for this new lease under this pronouncement. In accordance with ASC 842 – Leases, effective April 1, 2019, the Company recorded a net lease right of use asset and a lease liability at present value of approximately $7,492 and $7,895, respectively. The Company recorded these amounts at present value, in accordance with the standard, using a discount rate of 8% which is representative of the last borrowing rates for notes issued to non-related parties. The right of use asset is composed of the sum of all lease payments, at present value, and is amortized over the life of the expected lease term. For the expected term of the lease the Company used the initial term of the two-year lease. Upon the election by the Company to extend the lease for additional years, that election will be treated as a lease modification and the lease will be reviewed for remeasurement. This lease will be treated as an operating lease under the new standard.

The Company chose to implement this standard using the modified retrospective model approach with a cumulative-effect adjustment, which does not require the Company to adjust the comparative periods presented when transitioning to the new guidance on April 1, 2019. The Company has also elected to utilize the transition related practical expedients permitted by the new standard. The modified retrospective approach provides a method for recording existing leases at adoption and in comparative periods that approximates the results of a modified retrospective approach. Adoption of the new standard resulted in the recording of additional net lease assets and lease liabilities of approximately $7,492 and $7,895 as of April 1, 2019, respectively. The difference between the additional lease assets and lease liabilities, net of the deferred tax impact, will be recorded as an adjustment to retained earnings. The standard is not expected to materially impact our consolidated net earnings and had no impact on cash flows.

CORPORATE OFFICE

New York City Office – former headquarters

On December 1, 2017, the Company relocated its corporate headquarters from Danbury, Connecticut to New York, New York. The Company had entered into a two-year lease at $1,010 per month for the term of the lease. The lease right of use asset for this lease at adoption was $7,492 and will be amortized on a straight-line basis over the remaining term of the lease. For the years ended March 31, 2021 and 2020, the Company recorded a lease expense of $8,062 and $6,322, respectively. On September 1, 2019, the Company entered into a two-year lease extension with the modified lease expiring November 30, 2021. The lease modification required the Company to remeasure the lease asset and lease liability based on the original lease. The Company recorded a net lease right of use asset and a lease liability at present value of approximately $26,093 for each. The Company recorded these amounts at present value, in accordance with the standard, using a discount rate of 8.98% which was representative of the weighted average borrowing rates for all notes issued to non-related parties based on the respective principal balances at the time of the lease extension. During October 2020, the Company terminated this lease and recorded a gain on lease disposal of $750. As of December 31, 2020, as a result of the lease termination the Company had neither an unamortized lease right of use asset or a lease liability associated with this lease.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2021 AND 2020

(US$)

NOTE 7 – OPERATING LEASE (CONTINUED)

Wappingers Falls, New York – Corporate headquarters

Effective January 6, 2021, the Company moved its corporate headquarters to 4 Nancy Court, Suite 4, Wappingers Falls, New York 12590. The Company’s telephone number remains the same, phone: 917-796-9926. The Company entered into a two-year lease, expiring January 31, 2023. Tenant will pay $19,200 annually ($1,600 per month) during the term of the lease. The Company paid $1,600 as a security deposit as part of this lease. The Company has the option to one two-year extension. The Company expects it will exercise this option. Tenant will pay $21,000 annually ($1,750 per month) during the option term. The Company recorded a right of use asset and liability in the amount of $67,938 representing the sum of all lease payments discounted using the Company’s weighted average borrowing rate based on outstanding debt at March 31, 2021.

BARCELONA OFFICE

On June 11, 2019, the Company entered into a two-year lease, expiring on September 30, 2021. The office is located at Regus World Trade Centre Muelle de Barcelona, edif. Sur, 2a Planta Barcelona Cataluña 08039 Spain. Monthly rent payments was approximately $201 per month (based on the contractual rate of €178 multiplied by the exchange rate of 1.13 on the day the lease agreement was entered into). In accordance with ASC 842 - Leases, effective June 11, 2019, the Company will record additional net lease right of use asset and a lease liability at present value of approximately $4,574, respectively as a result of this lease. The lease was initially recorded using an exchange rate of 1.13. Any fluctuations in the currency rate were recorded as gain or loss on currency translation. During October 2020, the Company terminated this lease and recorded a gain on lease disposal of $86. As of March 31, 2021, as a result of the lease termination the Company had neither an unamortized lease right of use asset or a lease liability associated with this lease.

For the years ended March 31, 2021 and 2020, the Company recorded lease expense of $11,087 and $13,233, respectively. As of March 31, 2021, the value of the unamortized lease right of use asset is $64,301. As of March 31, 2020, the Company’s lease liability was $64,526.

The following chart shows the Company’s operating lease cost for the years ended March 31, 2021 and 2020:

	For the year ended March 31,
	2021	2020
Amortization of right of lease asset	$10,311	$13,233
Lease interest cost	2,324	1,666
Total Lease cost	$12,635	$14,899

Maturity of Operating Lease Liability for fiscal year ended March 31,
2022	$14,426
2023	16,201
2024	18,990
2025	14,910
Total lease payments	$64,527

	March 31, 2021	March 31, 2020
Right of Use (ROU) asset	$64,301	$22,090

	March 31, 2020	March 31, 2020
Operating lease liability:
Current	$14,426	$13,891
Non-Current	50,100	8,933
Total	$64,526	$22,824

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2021 AND 2020

(US$)

NOTE 8 – NOTES PAYABLE

CONVERTIBLE NOTES

		March 31, 2021	March 31, 2020
GS Capital Partners LLC – Mar 2019	(a)	-	175,000
GS Capital Partners LLC – Jun 2019	(b)	-	60,000
Odyssey Funding, LLC – Sep 2019	(c)	-	80,000
BHP Capital NY Inc. – Oct 2019	(d)	-	55,000
Tangiers Global, LLC – Nov 2019	(e)	-	137,500
Odyssey Funding, LLC – Dec 2019	(f)	-	100,000
Jefferson Street Capital LLC – Dec 2019	(g)	-	55,000
BHP Capital NY Inc. – Jan 2020	(h)	-	44,000
ADAR Alef, LLC – Jan 2020	(i)	-	44,000
GS Capital LLC – Jan 2020	(j)	-	110,000
Tangiers Global, LLC – Feb 2020	(k)	-	65,000
Crown Bridge Partners, LLC – Feb 2020	(l)	-	55,000
ADAR Alef, LLC – Mar 2020	(m)	-	44,000
Tangiers Global, LLC – Mar 2020	(n)	-	43,050
GS Capital Partners, LLC – Apr 2020	(o)	-	-
ADAR Alef, LLC – Apr – 2020	(p)	-	-
Tangiers Global, LLC – May 2020	(q)	-	-
First Fire Investments – May 2020	(r)	-	-
GS Capital LLC – Jun 2020	(s)	-	-
Tangiers Global, LLC – Jun 2020	(t)	-	-
Tangiers Global, LLC – Dec 2020	(u)	-	-
Total notes payable and convertible notes		$-	$1,067,550
Less – note discounts		(-)	(482,416)
Less – current portion of these notes		(-)	(585,134)
Total notes payable and convertible notes, net discounts		$-	$-

(a)	On March 14, 2019, the Company entered into a 12-month $300,000 principal face value 8.0% convertible debenture with GS Capital, with a maturity date of March 13, 2020. The GS Capital Note carried a $20,000 original issue discount (OID) and, as such, the initial net proceeds to the Company was $280,000. In connection with this agreement, the Company was obligated to issue 750,000 commitment shares having a value of $142,500 ($0.19 per share) which is reflected as interest expense in the Company’s consolidated statement of operations during the year ended March 31, 2019. These shares were issued on June 20, 2019. The Holder was entitled, at its option, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company’s common stock at a price for each share of Common Stock equal to 68% of the lowest daily VWAP of the Common Stock as reported on the National Quotations Bureau OTC Markets exchange for the fifteen (15) prior trading days. Due to the discount to market conversion, a beneficial conversion feature was recorded on this note as a discount to the note in the amount of the full-face value of the note which will be amortized over the life of the note. This amortization will be reflected as interest cost ratably over the term of the note. Also, in conjunction with this note, the 213,334 five-year cashless warrants, associated with the June 27, 2017, $80,000 5% one-year note were fully cancelled. As of March 31, 2021, the noteholder fully converted the $300,000 of principal and $26,009 of accrued interest into 14,473,254 shares of the Company’s common stock ($0.0225 per share). Upon conversion, the balance of the share reserve was returned to treasury.

(b)	On June 21, 2019, the Company entered into a one year 8% $60,000 Convertible Note with GS Capital Partners, LLC pursuant to the terms of a Securities Purchase Agreement. The GS Capital Note had a maturity date of June 21, 2020 and carried a $5,000 original issue discount (such that $55,000 was funded to the Company on June 21, 2019). The holder was entitled, at its option, at any time after cash payment, to convert all or any amount of the principal face amount of the GS Note then outstanding into shares of the Company’s common stock at a price for each share of common stock equal to 66% of the lowest daily volume weighted average price (VWAP) of the common stock as reported on the National Quotations Bureau OTC Markets exchange, which the Company’s shares are traded or any exchange upon which the common stock may be traded in the future, for the fifteen (15) prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. In connection with the GS Capital Note, the Company issued irrevocable transfer agent instructions reserving 2,650,000 shares of its Common Stock for conversions under this Note equal to two and a half times the discounted value of the Note (the “Share Reserve”) and maintain a 2.5 times reserve for the amount then outstanding. On June 3, 2020, the noteholder converted the entire $60,000 of principal and $4,937 of accrued interest into 3,162,115 shares of common stock ($0.0205 per share) and the balance of the reserved shares were returned to the treasury.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2021 AND 2020

(US$)

NOTE 8 – NOTES PAYABLE (CONTINUED)

CONVERTIBLE NOTES (CONTINUED)

(c)	On September 13, 2019, the Company entered into a one year 8% $100,000 Convertible Note with Odyssey Funding, LLC (“Investor”) pursuant to the terms of a Securities Purchase Agreement (the “Odyssey Note”). The Odyssey Note has a maturity date of September 13, 2020 and carried a $5,000 original issue discount (such that $95,000 was funded to the Company at closing). The holder was entitled, at its option, at any time after cash payment, to convert all or any amount of the principal face amount of the Odyssey Note then outstanding into shares of the Company’s common stock at a price for each share of common stock equal to 64% of the lowest daily volume weighted average price (VWAP) of the common stock as reported on the National Quotations Bureau OTC Markets exchange, which the Company’s shares are traded or any exchange upon which the common stock may be traded in the future, for the fifteen (15) prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. In connection with the Odyssey Note, the Company issued irrevocable transfer agent instructions reserving 22,727,000 shares (the “Share Reserve”) of its Common Stock for conversions under this Note. As of March 31, 2021, the full principal of $100,000 and accrued interest in the amount of $4,443 as well as $500 in fees were converted into 5,543,332 shares of common stock ($0.0188 per share). Upon conversion, all shares remaining in the Share Reserve were cancelled and returned to the treasury.

(d)	On October 17, 2019, the Company entered into a Convertible Promissory Note (“BHP Note”), bearing an interest rate of 10% per annum, pursuant to a Securities Purchase Agreement with BHP Capital NY, Inc. dated October 7, 2019. The BHP Note had a maturity date of July 3, 2020 and carried a $5,000 original issue discount (such that $50,000 was funded to the Company on October 8, 2019). The holder was entitled, at its option, at any time after cash payment, to convert all or any amount of the principal face amount of the BHP Note then outstanding into shares of the Company’s common stock at a price for each share of common stock equal to 65% of the lowest daily volume weighted average price (VWAP) of the common stock as reported on the National Quotations Bureau OTC Markets exchange, which the Company’s shares are traded or any exchange upon which the common stock may be traded in the future, for the fifteen (15) prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. Holder was entitled to deduct $500 from the conversion amount in each Notice of Conversion to cover Holder’s deposit fees associated with each Notice of Conversion. The Borrower was required at all times to have authorized and reserved three times the number of shares that would be issuable upon full conversion of the Note (assuming that the 4.99% limitation is not exceeded) in effect, initially 7,000,000 shares. On October 16, 2019, the Company issued 250,000 commitment shares to noteholder, BHP Capital NY, Inc. pursuant to the BHP Note. The shares had a value of $9,750 ($0.039 per share) which was recorded as interest expense on the Company’s consolidated balance sheet. As of March 31, 2021, the noteholder converted the full principal of $55,000, accrued interest in the amount of $2,795 as well as $500 in fees into 3,060,931shares of common stock ($0.0191 per share). Upon conversion, all shares remaining in the Share Reserve were cancelled and returned to the treasury.

(e)	On November 7, 2019, the Company effectuated a nine-month convertible promissory note with Tangiers Global, LLC (the “Tangiers Note”). The Company received funds in the amount of $125,000 after reduction of the Original Issue Discount of $12,500. The $137,500 face value note matured on August 5, 2020 and bears and interest rate of 10%, guaranteed. The Note holder was entitled, at its option, at any time after cash payment, to convert all or any amount of the principal face amount of the Tangiers Note then outstanding into shares of the Company’s common stock at a price for each share of common stock equal to 66% of the lowest daily volume weighted average price (VWAP) of the common stock as reported on the National Quotations Bureau OTC Markets exchange, which the Company’s shares are traded or any exchange upon which the common stock may be traded in the future, for the twenty (20) prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. Holder may not engage in any “shorting” or “hedging” transaction(s) in the Common Stock of the Company prior to conversion. In connection with the Tangiers Note, the Company issued irrevocable transfer agent instructions reserving 35,000,000 shares (the “Share Reserve”) of its Common Stock for conversions under this Note, which Share Reserve has since been reduced as a result of conversions and other transactions between the parties. As of March 31, 2021, Tangiers fully converted all outstanding principal of $137,500 and accrued interest of $13,750 under this note. Interest on this note was guaranteed and prorated over the term of the note. Note principal and interest totaling $151,250 converted into 8,839,041 shares (average of $0.017112 per share). As a result, this note is fully repaid and retired and no further obligations or remuneration is due and owing thereunder, and any remaining shares of common stock in the Share Reserve were returned to treasury.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2021 AND 2020

(US$)

NOTE 8 – NOTES PAYABLE (CONTINUED)

CONVERTIBLE NOTES (CONTINUED)

(f)	On December 18, 2019, the Company entered into a one year 8% $100,000 Convertible Note with Odyssey Capital, LLC (“Odyssey”) pursuant to the terms of a Securities Purchase Agreement (the “Odyssey Note”). The Odyssey Note has a maturity date of December 18, 2020 and carried a $5,000 original issue discount (such that $95,000 was funded to the Company at closing). The Investor was entitled, at its option, at any time after cash payment, to convert all or any amount of the principal face amount of the Odyssey Note then outstanding into shares of the Company’s common stock at a price for each share of common stock equal to 64% of the lowest daily volume weighted average price (VWAP) of the common stock as reported on the National Quotations Bureau OTC Markets exchange, which the Company’s shares are traded or any exchange upon which the common stock may be traded in the future, for the fifteen (15) prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. In connection with the Odyssey Note, the Company issued irrevocable transfer agent instructions reserving 22,084,000 shares (the “Share Reserve”) of its Common Stock for conversions under this Odyssey Note. As of March 31, 2021, the Company fully paid and retired this note including accrued interest $4,252 and a prepayment penalty in the amount of $45,748. Upon full conversion of this note, any shares remaining in the Share Reserve were returned to treasury.

(g)	On December 26, 2019, the Company entered into a one year 10% $55,000 Convertible Note with Jefferson Street Capital LLC (“Jefferson Street”) pursuant to the terms of a Securities Purchase Agreement (the “Jefferson Street Note”). The Jefferson Street Note had a maturity date of December 26, 2020 and carried a $5,000 original issue discount (such that $50,000 was funded to the Company at closing). The Investor was entitled, at its option, at any time after cash payment, to convert all or any amount of the principal face amount of the Jefferson Street Note then outstanding into shares of the Company’s common stock at a price for each share of common stock equal to 65% of the lowest daily volume weighted average price (VWAP) of the common stock as reported on the National Quotations Bureau OTC Markets exchange, which the Company’s shares are traded or any exchange upon which the common stock may be traded in the future, for the fifteen (15) prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. Commencing on the date which is 180 days following the date of this Jefferson Street Note and ending on the later of: (i) the Maturity Date and (ii) the date of payment of the Default Amount, this Jefferson Street Note may be converted by Jefferson Street in whole or in part at any time from time to time after the Issue Date as noted in the Jefferson Street Note. In connection with the Jefferson Street Note, the Company was required at all times to have authorized and reserved six times the number of common shares that would be issuable upon full conversion of the Jefferson Street Note in effect, initially reserved at 20,000,000 common shares (the “Share Reserve”) of its Common Stock for conversions under this Jefferson Street Note. Upon full conversion of this note, remaining in the Share Reserve were cancelled. As of March 31, 2021, the noteholder converted the full principal of $55,000 plus accrued interest of $2,750 and $1,000 in fees for 3,095,362 shares of common stock ($0.01898 per share). Upon full conversion of this note, any shares remaining in the Share Reserve were returned to treasury.

(h)	On January 3, 2020, the Company entered into a one-year 2% $44,000 Convertible Promissory Note with BHP Capital NY Inc. (“BHP Capital”) pursuant to the terms of a Securities Purchase Agreement (the “BHP Capital Note”). The BHP Capital Note has a maturity date of January 3, 2021 and carries a $4,000 original issue discount (such that $40,000 was funded to the Company at closing). Subsequent to this note funding, BHP exercised a most favored nations clause increasing this notes interest rate to 8%, based on subsequent notes issued by the Company. BHP had the right from time to time, and at any time after closing, to convert all or any amount of the principal face amount of the BHP Capital Note then outstanding into shares of the Company’s common stock at a price for each share of common stock equal to 65% of the lowest one-day volume weighted average price (VWAP) of the common stock as reported on the National Quotations Bureau OTC Markets exchange, which the Company’s shares are traded or any exchange upon which the common stock may be traded in the future, for the twenty (20) prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. In connection with the BHP Capital Note, the Company issued irrevocable transfer agent instructions pursuant to which the Company is required at all times to have reserved three times the number of shares that would be issuable upon full conversion of the Note (assuming that the 4.99% beneficial ownership limitation is not in effect) (based on the respective Conversion Price of the Note in effect from time to time, initially 14,100,000 shares of its Common Stock (the “Share Reserve”) for conversions under this BHP Capital Note. As of March 31, 2021, the noteholder fully converted the full principal of $44,000 plus accrued interest of $2,290 and $1,000 fees for 3,095,362 common shares ($0.01512 per shares). Upon full conversion of this note, any shares remaining in the Share Reserve were returned to treasury.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2021 AND 2020

(US$)

NOTE 8 – NOTES PAYABLE (CONTINUED)

CONVERTIBLE NOTES (CONTINUED)

(i)	On January 15, 2020, the Company entered into security purchase agreement with Adar Alef, LLC whereby the Company issued an 8% convertible redeemable note in the principal amount of $44,000. The note was funded with net proceeds of $37,800 after the deduction of $4,000 for OID and $2,200 in legal fees. The note has a maturity date of January 15, 2021. The face value amount plus accrued interest under the note are convertible into shares of the Company’s common stock at a price for each share of common stock equal to 65% of the lowest daily VWAP of the common stock as reported on the National Quotations Bureau OTC Markets market on which the Company’s shares are traded or any exchange upon which the common stock may be traded in the future, for the 20 prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. The Company established an initial reserve of 6,296,000 shares of its common stock and at all times reserve a minimum of 4 times the amount of shares required if the note were to fully convert. As of March 31, 2021, the noteholder converted the full principal of $44,000 plus accrued interest of $2,750 and $1,000 in fees for 3,095,362 shares of common stock ($0.01898 per share). The full share reserve was released upon satisfaction of the note and returned to treasury.

(j)	On January 17, 2020, the Company entered into a one year 8% $110,000 Convertible Note with GS Capital Partners, LLC pursuant to the terms of a Securities Purchase Agreement. The GS Capital Note had a maturity date of January 21, 2021 and carried a $10,000 original issue discount (such that $100,000 was funded to the Company on January 21, 2020). The holder was entitled, at its option, at any time after cash payment, to convert all or any amount of the principal face amount of the GS Note then outstanding into shares of the Company’s common stock at a price for each share of common stock equal to 65% of the lowest daily volume weighted average price (VWAP) of the common stock as reported on the National Quotations Bureau OTC Markets exchange, which the Company’s shares are traded or any exchange upon which the common stock may be traded in the future, for the twenty (20) prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. In connection with the GS Capital Note, the Company issued irrevocable transfer agent instructions reserving 5,150,000 shares of its Common Stock for conversions under this Note (the “Share Reserve”) within 5 days from the date of execution and maintained a 2.5 times reserve for the amount then outstanding. Upon full conversion or repayment of this Note, all remaining shares in the Share Reserve were cancelled. Pursuant to this note, the Company issued to the noteholder 400,000 shares of its restricted common stock as debt commitment shares valued at $20,960 ($0.0524 per share). As of March 31, 2021, the noteholder converted the full principal of $110,000 plus accrued interest of $4,388 for 6,045,769 shares of common stock ($0.01898 per share). Upon full conversion of this note, any shares remaining in the Share Reserve were returned to treasury.

(k)	On February 7, 2020, the Company effectuated a six-month convertible promissory note with Tangiers Global, LLC (the “Tangiers Note”). The Company received funds in the amount of $60,000 after reduction of the Original Issue Discount of $5,000. The $65,000 face value note matured on August 6, 2020 and bore an interest rate of 2%, guaranteed. This note had a fixed conversion price of $0.03 per share. The Company established an initial reserve of 7,000,000 shares of its common stock and has agreed to reserve a multiple of shares to fully convert under the terms of this note. The Note was retired after the Maturity Date, therefore was subject to the terms hereof and restrictions and limitations contained herein, the Holder had the right, at the Holder’s sole option, to convert in whole or in part the outstanding and unpaid principal amount under this note into shares of common stock at the “Variable Conversion Price” which was equal to the lower of: (a) the Fixed Conversion Price or (b) 65% of the lowest volume weighted average price of the Company’s Common Stock during the 20 consecutive trading days prior to the date on which holder elected to convert all or part of the note. Accrued interest in the amount of $1,300 has been recognized on this note as of March 31, 2021. As of March 31, 2021, the noteholder converted the full principal of $65,000 plus accrued interest of $1,300 for 4,444,891 shares of common stock ($0.014916 per share). Upon full conversion of this note, any shares remaining in the Share Reserve were returned to treasury.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2021 AND 2020

(US$)

NOTE 8 – NOTES PAYABLE (CONTINUED)

CONVERTIBLE NOTES (CONTINUED)

(l)	Effective February 11, 2020 the Company entered into a one-year 10% convertible promissory note with Crown Bridge Partners, LLC (“Crown”), having a face value of $55,000. The Company received funds in the amount of $50,000 on February 23, 2020, after reduction of the Original Issue Discount of $5,000. The $55,000 face value note had a maturity date of February 11, 2021. Crown had the right at any time to convert all or any part of the outstanding and unpaid principal amount and accrued and unpaid interest of this note into fully paid and non-assessable shares of common stock. The “Conversion Amount”, with respect to any conversion of this note, the sum of (1) the principal amount of this note to be converted in such conversion plus (2) at Crown’s option, accrued and unpaid interest, if any, on such principal amount at the interest rates provided in this note to the conversion date, plus (3) at Crown’s option, default interest, if any. The conversion price shall be the lesser of (i) 65% multiplied by the lowest volume weighted average price on the OTCQB, or applicable trading market during the previous twenty (20) trading day period ending on the latest complete trading day prior to the date of this note or (ii) the variable conversion price which meant 65% multiplied by lowest intraday trading price of any market makers for the common stock during the twenty (20) trading day period ending on the last complete trading day prior to the conversion date. The Company agreed that during the period the conversion right exists, the Company will reserve from its authorized and unissued common stock a sufficient number of shares, free from preemptive rights, to provide for the issuance of common stock upon the full conversion of this note. The Company was required at all times to have authorized and reserved six times the number of shares that is actually issuable upon full conversion of the note. The Company, on February 24, 2020, issued 250,000 debt commitment shares in conjunction with this note. The commitment shares had a value of $13,500 ($0.054 per share). The Company, on August 25, 2020 agreed issue 125,000 additional make-whole shares valued at $4,438 ($0.0355). As of March 31, 2021, the noteholder converted $8,543 on note principal including $1,500 of interest for 500,000 shares $0.020085. On January 5, 2021, the Company and the noteholder agreed to fully settle and retire this note for the amount of $75,0000. Along with $46,458 of note principal and $4,053 of accrued interest a prepayment penalty of $24,438 was recorded as a loss on conversion of debt. Upon full conversion of this note, any shares remaining in the share reserve were returned to treasury.

(m)	On March 17, 2020, the Company entered into security purchase agreement with Adar Alef, LLC whereby the Company issued an 8% convertible redeemable note in the principal amount of $44,000. The note was funded with net proceeds of $37,800, after the deduction of $4,000 of Original Issue Discount and $2,200 in legal fees. The note had a maturity date of March 17, 2021. The face value amount plus accrued interest under the note are convertible into shares of the Company’s common stock at a price for each share of common stock equal to 65% of the lowest daily VWAP of the common stock as reported on the National Quotations Bureau OTC Markets market for the 20 prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. The Company established an initial reserve of 7,584,500 shares of its common stock and at all times reserved a minimum of 4 times the amount of shares required if the note were to fully convert. As of March 31, 2021, the noteholder converted $44,000 of note principal and accrued interest of $1,989 for 2,600,620 ($ 0.017684 per share). Upon full conversion of this note, any shares remaining in the share reserve were returned to treasury.

(n)	On March 23, 2020, the Company effectuated a six-month convertible promissory note with Tangiers Global, LLC. The Company received funds in the amount of $41,000 after reduction $2,050 of Original Issue Discount. The $43,050 face value note matured on September 23, 2020 and bore an interest rate of 5%, guaranteed. This note had a fixed conversion price of $0.03 per share. The Company agreed that it would, at all times, reserve and keep available for Tangiers, out of its authorized and unissued Common Stock a multiple of the number of shares of Common Stock issuable upon the full conversion of this note. Since this note was not converted as of the maturity date, Tangiers had the right, at its sole option, to convert in whole or in part the outstanding and unpaid Principal Amount under this Note into shares of Common Stock at the Variable Conversion Price which was equal to the lower of: (a) the Fixed Conversion Price or (b) 65% of the lowest volume weighted average price of the Company’s Common Stock during the 20 consecutive Trading Days prior to the date on which Tangiers elects to convert all or part of the Note. As of March 31, 2021, the note holder converted $43,050 in note principal and $2,153 of accrued interest for 2,826,923 shares ($0.01599 per share). Upon full conversion of this note, any shares remaining in the share reserve were returned to treasury.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2021 AND 2020

(US$)

NOTE 8 – NOTES PAYABLE (CONTINUED)

CONVERTIBLE NOTES (CONTINUED)

(o)	On April 17, 2020, the Company entered into a one-year 8% $55,000 convertible note with GS Capital Partners, LLC pursuant to the terms of a Securities Purchase Agreement (“GS Note”). The GS Note had a maturity date of April 17, 2021 and carried a $5,000 Original Issue Discount (such that $50,000 was funded to the Company on April 17, 2020). The holder was entitled, at its option, at any time after cash payment, to convert all or any amount of the principal face amount of the GS Note then outstanding into shares of the Company’s common stock at a price for each share of common stock equal to 65% of the lowest daily volume weighted average price (VWAP) of the common stock as reported on the National Quotations Bureau OTC Markets exchange, which the Company’s shares are traded or any exchange upon which the common stock may be traded in the future, for the twenty (20) prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. In connection with the GS Capital Note, the Company issued irrevocable transfer agent instructions reserving 5,717,000 shares of its common Stock for conversions under this and agreed to maintain a 2.5 times reserve for the amount then outstanding. The Company issued to the noteholder 150,000 shares of its restricted common stock as debt commitment shares valued at $5,000 ($0.03 per share). As of March 31, 2021, this noteholder converted note principal of $55,000 and accrued interest of $2,662 for 4,650,335 shares ($0.01408 per share). Upon full conversion of this note, any shares remaining in the share reserve were returned to treasury.

(p)	On April 30, 2020, the Company entered into securities purchase agreement with Adar Alef, LLC whereby the Company issued an 8% convertible redeemable note in the principal amount of $44,000. The note was funded with net proceeds of $37,800, after the deduction of $4,000 for Original Issue Discount and $2,200 in legal fees. The note has a maturity date of April 30, 2021. The face value amount plus accrued interest under the note was convertible into shares of the Company’s common stock at a price for each share of common stock equal to 65% of the lowest daily VWAP of the common stock as reported on the National Quotations Bureau OTC Markets market on which the Company’s shares are traded or any exchange upon which the common stock may be traded in the future, for the 20 prior trading days including the day upon which a notice of conversion was received by the Company or its transfer agent. The Company established an initial reserve of 7,736,000 shares of its common stock and at all times reserve a minimum of 4 times the amount of shares required if the note were to fully convert. As of March 31, 2021, the noteholder converted note principal of $44,000 and accrued interest $1,975 for 3,701,000 shares ($0.01242 per share). Upon full conversion of this note, any shares remaining in the share reserve were returned to treasury.

(q)	On May 8, 2020, the Company effectuated a six-month fixed convertible promissory note with Tangiers Global, LLC with a total face value of $102,500 containing an Original Issue Discount of $2,500. On May 8, 2020 and June 10, 2020, the Company received funds, on each date, in the amount of $50,000 and recognized Original Issue Discount of $1,250. This note matured on November 8, 2020 and bore an interest rate of 5%, guaranteed. This note has a fixed conversion price of $0.03 per share. The Company agreed that it would, at all times, reserve and keep available for Tangiers, out of its authorized and unissued Common Stock a multiple of the number of shares of Common Stock as were issuable upon the full conversion of this note. Since the note was not retired on or before the maturity date, it was subject to the terms hereof and restrictions and limitations contained herein, Tangiers had the right, at the its sole option, to convert in whole or in part the outstanding and unpaid principal amount under this note into shares of Common Stock at the variable conversion price which shall be equal to the lower of: (a) the fixed conversion price or (b) 70% of the lowest volume weighted average price of the Company’s Common Stock during the 15 consecutive trading days prior to the date on which Tangiers elects to convert all or part of the note. As of March 31, 2021, the noteholder converted note principal of $102,500 and accrued interest $5,125 for 5,823,864 shares ($0.01848 per share). Upon full conversion of this note, any shares remaining in the share reserve were returned to treasury.

(r)	On May 18, 2020, the Company entered into a Securities Purchase Agreement with Firstfire Global Opportunities Fund, LLC (“Firstfire”) pursuant to a convertible promissory note in the principal amount of $88,333, having an Original Issue Discount in the amount of $8,833. On May 24, 2020, the Company received funds in the amount of $75,000 after the deduction of legal fees in the amount of $4,500. This note bore an annual interest rate of 8%. The per share conversion price into which principal amount and interest under this note was convertible into shares of Common Stock hereunder equal to 65% multiplied by the average of the two (2) lowest volume weighted average prices of the common stock during the fifteen (15) consecutive trading day period immediately preceding the date of the respective conversion. The borrower agreed that at all times until the note is satisfied in full, the borrower will reserve from its authorized and unissued Common Stock a sufficient number of shares, free from preemptive rights, to provide for the issuance of a number of conversion shares equal to the greater of: (a) 8,500,000 shares of Common Stock or (b) the sum of the number of Conversion Shares issuable upon the full conversion of this Note multiplied by (ii) three and a half (3.5). The Company issued to the noteholder 375,000 shares of its restricted common stock as debt commitment shares valued at $12,075 ($0.0322 per share). As of March 31, 2021, the noteholder converted note principal of $88,333 and accrued interest $3,501 for 6,020,000 shares ($0.015255 per share). Upon full conversion of this note, any shares remaining in the share reserve were returned to treasury.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2021 AND 2020

(US$)

NOTE 8 – NOTES PAYABLE (CONTINUED)

CONVERTIBLE NOTES (CONTINUED)

(s)	On June 4, 2020, the Company entered into a one-year 8% $33,000 convertible note with GS Capital Partners, LLC (the “GS Note”) pursuant to the terms of a Securities Purchase Agreement. The GS Note had a maturity date of June 4, 2021 and carried $3,000 of original issue discount (such that $30,000 was funded to the Company on or about June 4, 2020). The holder was entitled, at its option, at any time after cash payment, to convert all or any amount of the principal face amount of the GS Note then outstanding into shares of the Company’s common stock at a price for each share of common stock equal to 65% of the lowest daily volume weighted average price of the common stock as reported on the National Quotations Bureau OTC Markets exchange, which the Company’s shares are traded or any exchange upon which the common stock may be traded in the future, for the twenty (20) prior trading days including the day upon which a notice of conversion was received by the Company or its transfer agent. Accrued but unpaid interest was subject to conversion. In connection with the GS Capital Note, the Company issued irrevocable transfer agent instructions reserving 3,678,000 shares of its Common Stock for conversions under this note and maintained a 2.5 times reserve for the amount then outstanding. The Company issued to the noteholder 90,000 shares of its restricted common stock as debt commitment shares valued at $3,105 ($0.0345 per share). As of March 31, 2021, the noteholder converted note principal of $33,000 and accrued interest $1,807 for 2,369,458 shares ($0.01469 per share). Upon full conversion of this note, any shares remaining in the share reserve were returned to treasury.

(t)	On June 24, 2020, the Company effectuated a six-month fixed convertible promissory note with Tangiers Global, LLC with a total face value of $210,000 containing Original Issue Discount of $10,000. On June 26, 2020, the Company received proceeds of $200,000, net Original Issue Discount of $10,000. This note matured on December 24, 2020 and bore an interest rate of 8%, guaranteed. This note has a fixed conversion price of $0.03 per share. Since the note was not retired on or before the maturity date, then at any time and from time to time after the maturity date, and subject to the terms hereof and restrictions and limitations contained herein, Tangiers had the right, at the Tangiers’s sole option, to convert in whole or in part the outstanding and unpaid principal amount under this note into shares of Common Stock at the variable conversion price which was equal to the lower of: (a) the fixed conversion price or (b) 70% of the lowest volume weighted average price of the Company’s Common Stock during the 15 consecutive trading days prior to the date on which Tangiers elected to convert all or part of the note. During January 2021, the noteholder converted $210,000 of note principal and accrued interest $16,800 for 12,221,861 shares ($0.01856 per share). Upon full conversion of this note, any shares remaining in the share reserve were returned to treasury.

(u)

On December 21, 2020, the Company effectuated a $210,000 six-month fixed convertible promissory note with Tangiers Global, LLC containing Original Issue Discount of $10,000. This note had a mature date of June 22, 2021 with an interest rate of 8%, guaranteed. This note had a fixed conversion price of $0.03 per share. If the Note was not retired on or before the maturity date, then at any time and from time to time after the maturity date, and subject to the terms hereof and restrictions and limitations contained herein, the Tangiers had the right, at the Tangiers’ sole option, to convert in whole or in part the outstanding and unpaid principal amount under this note into shares of common stock at the variable conversion price which was equal to the lower of: (a) the Fixed Conversion Price or (b) 70% of the lowest volume weighted average price of the Company’s common stock during the 15 consecutive trading days prior to the date on which Tangiers elected to convert all or part of the note. During March 2021, the noteholder converted $135,000 of note principal and accrued interest $16,800 for 5,060,000 shares ($0.03 per share). The Company paid $75,000 cash to convert the remaining note principal. Upon full conversion of this note, any shares remaining in the share reserve were returned to treasury.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2021 AND 2020

(US$)

NOTE 8 – NOTES PAYABLE (CONTINUED)

OTHER NOTES

On October 5, 2020, the Company entered into (i) an Inventory Financing Promissory Note in the aggregate principal amount of $135,000 with Jefferson Street Capital LLC, and (ii) a Securities Purchase Agreement. The note has a maturity date of October 5, 2021, carries $10,000 original issue discount (and a $3,000 due diligence fee paid to Moody Capital Solutions, Inc., the placement agent on behalf of Jefferson Street), and carries interest on the unpaid principal balance hereof at the rate of ten percent (10%) per annum beginning on the issuance date of October 5, 2020. Any amount of principal or interest on the note which is not paid when due shall bear interest at the rate of eighteen percent (18%) per annum from the due date thereof until the same is paid or converted in accordance with the terms of the note. The repayment of this note shall be in seven equal cash monthly installments beginning on April 5, 2021 and ending on October 5, 2021, for an aggregate amount of $148,500 (assuming no defaults). This note may not be converted by noteholder into shares of our Common Stock unless we default in our monthly repayment obligation pursuant to the cash repayment schedule noted above. In the event of a default of the note, noteholder shall have the right to convert all or any part of the outstanding and unpaid amounts into fully paid and non-assessable shares of Common Stock; provided, however, that in no event shall the holder be entitled to convert any portion of the note in excess of that portion of the note upon the conversion of which would result in beneficial ownership by noteholder and its affiliates of more than 4.99% of the outstanding shares of Common Stock (as determined in accordance with Section 13(d) of the Securities Exchange Act of 1934, as amended, and Regulations 13D-G thereunder. The beneficial ownership limitations noted above may not be waived by noteholder. The conversion price shall equal (subject to customary adjustments for stock splits, stock dividends or rights offerings, recapitalization, reclassifications, extraordinary distributions and similar events) 75% multiplied by the market price, which is defined to mean the lowest one day volume weighted average price of our Common Stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. The note contains a number of default or penalty provisions, including, but not limited to, the following: (a) at any time after October 5, 2020, if in the case that the Company’s Common Stock is not deliverable by DWAC for any reason, an additional 10% discount will apply for all future conversions under all notes. If in the case that the Company’s Common Stock is “chilled” for deposit into the DTC system and only eligible for clearing deposit, an additional 15% discount shall apply for all future conversions under the Note while the “chill” is in effect; (ii) if both the events noted in (i) above were to occur, an additional cumulative 25% discount shall apply; (iii) if the Company ceases to be a reporting company pursuant to the 1934 Act or if the Note cannot be converted into free trading shares after one hundred eighty-one (181) days from the issuance date, an additional 15% discount will be attributed to the conversion price; if the Company ceases to be a reporting company under the 1934 Act, (iv) if, at any time the Borrower does not maintain the Share Reserve (defined below); (v) the Company fails to pay the principal or interest under the Note when due under the terms thereof (including the five (5) calendar day cure period); (vi) a cross-default by the Company of another of its outstanding notes; or (vii) the completion of a reverse stock split while this Note is outstanding (and without consent). Subject to certain exempt issuances by the Company, during the period where any portion of the Note remains outstanding to Jefferson Street, if the Company engages in any future financing transactions with a third party investor, the Company will provide Jefferson Street with written notice thereof promptly but in no event less than 10 days prior to closing any financing transactions, and if applicable, the Company shall adjust the terms of the note to such more favorable terms of a subsequent financing, if any. In connection with the note, the Company issued irrevocable transfer agent instructions reserving 21,000,000 shares of the Company’s Common Stock (“Share Reserve”) for the amount then outstanding. Upon full conversion or repayment of this note, any shares remaining in such share reserve shall be cancelled and placed back into the treasury of the Company and available for issuance at a future date. On October 22, 2020, the Company issued to Jefferson Street 1,250,000 shares of its restricted common stock as debt commitment shares valued at $40,000 ($0.032 per share). At March 31, 2021, the note had accrued interest of $3,218. As of this report date, the Company has made all scheduled payments under this note.

On November 18, 2020, we consummated an inventory financing transaction and entered into (i) a Promissory Note in the aggregate principal amount of $110,000 with SE Holdings, LLC, a Nevada limited liability company (“SE”), and (ii) a Securities Purchase Agreement (“SPA”). The note has a maturity date of September 11, 2021, and carries $10,000 original issue discount, and guaranteed interest of 12%. Any amount of principal or interest on the note which is not paid when due shall bear interest at the rate of twenty four percent per annum from the due date thereof until the same is paid or converted in accordance with the terms of the note. Principal payments shall be made in five (5) installments, each in the amount of US$22,500.00 commencing one the fifth monthly anniversary following the issue date and continuing thereafter each thirty (30) days for five (5) months (assuming no defaults or partial or complete conversions of our Common Stock as a form of repayment). This note may not be converted by SE into shares of our Common Stock unless we default in our monthly repayment obligation pursuant to the cash repayment schedule noted above. In the event of a default of the note, SE shall have the right to convert all or any part of the outstanding and unpaid amount of the note into fully paid and non-assessable shares of Common Stock at the lowest market price for the preceding five trading days; provided, however, that in no event shall SE be entitled to convert any portion of the note in excess of that portion of the note upon the conversion of which would result in beneficial ownership by SE and its affiliates of more than 4.99% of the outstanding shares of Common Stock (as determined in accordance with Section 13(d) of the Securities Exchange Act of 1934, as amended, and Regulations 13D-G thereunder. The note contains a number of additional covenants and other provisions, including default or penalty clauses, cross-default, right to proceeds from other financings, reservation of share requirements and other such provisions, each as set forth in more detail in the note and SPA. At March 31, 2021, the note had accrued interest of $7,008 with the full principal balance due. As of this report date, the Company has made all scheduled payments under this note.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2021 AND 2020

(US$)

NOTE 8 – NOTES PAYABLE (CONTINUED)

OTHER NOTES (CONTINUED)

On March 5, 2021, the Company entered into a Securities Purchase Agreement and a non-convertible redeemable note with GS Partners Capital, LLC. The $273,000 aggregate principal note has a maturity date of December 5, 2021 and carries $5,000 original issue discount with an interest rate of 6%. This note may be prepaid without penalty, provided that an event of default has not occurred. Upon an event of default, interest shall accrue at a default interest rate of 24% per annum or, if such rate is usurious or not permitted by current law, then at the highest rate of interest permitted by law. This note contains a number of additional covenants and other provisions, including default or penalty clauses, cross-default and other such provisions, each as set forth in more detail in the note and SPA. At March 31, 2021, the note had accrued interest of $1,167 with the full principal balance due.

During the year ended March 31, 2021, the Company issued 93,197,109 shares of common stock to holders of convertible notes to retire $1,588,926 in principal and $111,749 of accrued interest (at an average conversion price of $0.01825 per share) under the convertible notes.

During the year ended March 31, 2020, the Company issued 21,295,495 shares of common stock to holders of convertible notes to retire $467,500 and $28,762 of note principal and accrued interest, respectively (average conversion price of $0.0233 per share.)

Interest expense for the year ended March 31, 2021 was $1,093,071 compared to $902,228 during the prior year. Accrued interest at March 31, 2021 and 2020 was $14,722 and $39,384, respectively.

NOTE 9 – RELATED PARTIES

On December 26, 2019, Chief Executive Officer, Seth Shaw, deposited $50,159 to be used for operating expenses. This is an interest free loan to the Company. During January and February 2021, Mr. Shaw was fully repaid, thus this note was fully repaid as of March 31, 2021.

In conjunction with and consideration for a July 22, 2019, 10% convertible note, in the amount of $55,000, under a Securities Purchase Agreement the Company entered into with Jefferson Street Capital, LLC, the Chief Executive Officer had personally guaranteed the prompt, full and complete payment of the outstanding principal amount, accrued and unpaid interest, default interest (if any) and applicable fees (if any), owing by the Company under the note. This personal guaranty was to remain in effect until such time that the Company was able to reserve at least six times the amount of common shares issuable upon full conversion of the note. As a result of the increase in the authorized shares taking effect on September 13, 2019, this personal guaranty was removed and the Company reserved the appropriate number of shares on October 2, 2019.

NOTE 10 – STOCKHOLDERS’ EQUITY (DEFICIT)

COMMON STOCK

As of March 31, 2021, the Company was authorized to issue 400,000,000 shares of its common stock. As of March 31, 2021 and June 28, 2021 there were 275,858,714 and 283,496,214 shares, respectively of common stock issued and outstanding.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2021 AND 2020

(US$)

NOTE 10 – STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

COMMON STOCK (CONTINUED)

S-1 Registration Statement and Investment Agreement with Tangiers Global, LLC.

On March 5, 2020, the Company filed an S-1 Registration Statement pursuant to the January 21, 2020, Investment Agreement and Registration Rights Agreement entered into Tangiers in order to establish a source of funding for our operations. Under the Investment Agreement, Tangiers agreed to provide us with a maximum of up to $5,000,000 of funding during the period ending three years from the date of effectiveness of the S-1 Registration Statement, under which we registered a maximum of 76,000,000 million shares for sale under the terms of the Investment Agreement. We were, in our sole discretion, allowed to deliver a Put Notice to Tangiers under this facility. The Put Notice would specify the number of shares of common stock which we intended to sell to Tangiers on a closing date. The closing of a purchase by Tangiers of the shares specified by us in the Put Notice would occur on the date which is no earlier than five and no later than seven trading days following the date Tangiers receives the Put Notice. On the closing date we would sell to Tangiers the shares specified in the Put Notice, and Tangiers would pay us an amount equal to the Purchase Price multiplied by the number of shares specified in the Put Notice.

The S-1 Registration statement became effective March 16, 2020. As of March 31, 2021, the Company has initiated put notices to Tangiers for a total of 13,910,000 shares receiving net proceeds in the amount of $400,514.

On January 6, 2021, the Company’s board of directors voted unanimously determined to terminate this equity line of credit facility by terminating each of the Investment Agreement and Registration Rights Agreement, and on January 8, 2021 filed a Post-Effective Amendment to its Form S-1 Registration Statement (333-236923) removing from registration all shares of common stock not previously sold thereunder.

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

FOR THE YEARS ENDED MARCH 31, 2021 AND 2020

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

Fiscal Year 2021

During the year ended March 31, 2021, the Company issued 13,910,000 shares pursuant to put notices issued to Tangiers under the equity line of credit facility, with the Company receiving proceeds in the amount of $369,482 ($0.02614 to $0.03344 per share).

During the year ended March 31, 2021, the Company issued 93,197,109 shares of common stock to holders of convertible notes to retire $1,588,926 in principal and $111,749 of accrued interest (at an average conversion price of $0.01825 per share) under the convertible notes.

During the year ended March 31, 2021, the Company issued 7,687,500 shares for services rendered ($0.0306 to $0.050 per share).

During the year ended March 31, 2021, the Company issued 5,740,000 shares for debt commitments in the amount of $253,869 ($0.028 to $0.092 per share).

During the year ended March 31, 2021, the Company recognized $208,806 in beneficial conversion feature for convertible notes whereby the holder can exercise conversion rights at a discount to the market price.

During the year ended March 31, 2021, the Company issued 40,084,998 shares under stock purchase agreements in consideration for $1,587,214 ($0.024 to $0.09 per share) to accredited investors that are unrelated third parties.

During the year ended March 31, 2021, the Company issued 2,500,000 shares to two directors at a value of $0.092 per share.

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

In connection with some of the consulting agreements and board advisory agreements the Company has entered into, as the following clauses are part of the compensation arrangements: (a) the consultant will be reimbursed for all reasonable out of pocket expenses and (b) the Company, in its sole discretion, may make additional cash payments and/or issue additional shares of common stock to the consultant based upon the consultant’s performance. The Company recognized $1,019,814 and $569,636 in stock-based compensation expense related to these agreements in the year ended March 31, 2021 and 2020.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2021 AND 2020

(US$)

NOTE 10 – STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

WARRANTS FOR COMMON STOCK

The following table summarizes warrant activity for the years ended March 31, 2021 and 2020:

		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding at March 31, 2019	1,210,276	$1.2	1.28 Years	$—

Granted	—	—		—
Expired	(488,011)	0.75
Exercised	—	—
Canceled	—	—

Outstanding and exercisable March 31, 2020	722,265	$1.19	0.83 Years	$—

Granted	—	—		—
Expired	(722,265)	—
Exercised	—	—
Canceled	—	—

Outstanding and exercisable March 31, 2021	—	$—		$—

During the year ended March 31, 2021, 722,265 seven-year warrants expired which were issued to Pilus Energy, LLC. These warrants had a strike price of $1.50.

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

The following table summarizes option activity for the year ended March 31, 2021 and 2020:

Weighted
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding at March 31, 2019	133,334	$7.50	2.85 Years	$—

Granted	—	—
Expired	—	—
Exercised	—	—

Outstanding at March 31, 2020	133,334	$7.50	1.85 Years	$—

Granted	—	—
Expired	—	—
Exercised	—	—

Outstanding and exercisable March 31, 2021	133,334	$7.50	0.85 Years	$—

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2021 AND 2020

(US$)

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

The following table summarizes the significant differences between the U.S. Federal statutory tax rate and the Company’s effective tax rate for financial statement purposes for year and year ended March 31, 2021 and March 31, 2020:

	March 31, 2021	March 31,2020
Federal income taxes at statutory rate	21.00%	21.00%
State income taxes at statutory rate	0.00%	0.00%
Temporary differences	11.83%	2.42%
Permanent differences	0.03%	(0.87)%
Impact of Tax Reform Act	0.00%	(0.00)%
Change in valuation allowance	(32.86)%	(22.55)%
Totals	0.00%	0.00%

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

	As of	As of
	March 31, 2021	March 31, 2020
Deferred tax assets:
Net operating losses before non-deductible items	$4,586,526	$4,269,938
Loss on disposal of fixed assets	-	613
Stock-based compensation	543,375	329,214
Unrealized gains (losses) on investments	164,666	(50,290)
Total deferred tax assets	5,294,567	4,599,765
Less: Valuation allowance	(5,294,567)	(4,599,765)

Net deferred tax assets	$-	$-

At March 31, 2021, the Company had a U.S. net operating loss carry-forward in the approximate amount of $21.7 million available to offset future taxable income through 2038. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods. The valuation allowance increased by $657,752 in the year ended March 31, 2021 and decreased by $657,980 in the year ended March 31, 2020. The net decreases were the result of the tax effects of the Tax Cuts and Jobs Act (the “TCJA”) offset by taxable losses net of timing differences in each of the years.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2021 AND 2020

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

Investment in Trading Securities:

At March 31, 2020

Company		Beginning of Period Cost	Purchases	Sales Proceeds	End of Period Cost	Fair Value	Realized Gain (Loss)	Unrealized Gain (Loss)
VistaGen Therapeutics Inc (VTGN)	(a)	287,500	-	-	287,500	$101,200	-	(186,300)
Basanite Inc. (BASA)	(b)	30,000	-	40,000	-	-	10,000	-
Totals		$317,500	$-	$40,000	$287,500	$101,200	$-	$(186,300	)*

At March 31, 2021

Company		Beginning of Period Cost	Purchases	Sales Proceeds	End of Period Cost	Fair Value	Realized Gain (Loss)	Unrealized Gain (Loss)
VistaGen Therapeutics Inc (VTGN)	(a)	287,500	277,500	302,827	408,750	$1,246050	146,577	837,300	*

*This amount represents the cumulative unrealized loss as of March 31, 2021 and March 31, 2020.

(a)	On December 11, 2017 the Company invested $480,000 in the common stock of VistaGen Therapeutics, Inc. (VTGN). The Company purchased 320,000 common shares along with 320,000 five-year warrants with a strike price of $1.50. On March 26, 2018, the Company purchased an additional 10,000 common shares. The investment in the common shares is recorded at fair valve with unrealized gains and losses, reflected in other operating income. The Company’s investment in VTGN has a cost of $490,117, unrealized loss of $183,910 and a fair value of $306,207 at March 31, 2018. During the year ended March 31, 2019, the Company purchased 59,380 shares of VTGN for $61,998 (average price per share of $1.04 per share) in the open market. During the period of June 22, 2018 through August 1, 2018, the Company sold 389,380 shares of VTGN for $517,485 ($1.33 per share) for a realized loss of $34,630. The Company also purchased in a direct offering 230,000 restricted common shares directly from VTGN during the year ended March 31, 2019 for a cost of $287,500. On December 11, 2019, the Company purchased 250,000 three-year restricted warrant at a cost of $0.15 each (total value of $37,500). As of March 31, 2021, the Company has recognized an unrealized gain on these shares in the amount of $59,110, compared to an unrealized loss of $74,301 for the nine months ended December 31, 2019 in VTGN. As December 31, 2019, these shares were on deposit held with a broker. On December 29, 2020, the Company exercised 480,000 of its $0.50 warrants in VTGN. The new cost basis for these warrant shares is the $0.50 paid to covert each warrant in to shares (230,000 shares) as well as an addition $0.15 per share on the purchased options (250,000) shares. During February and March 2021, the Company sold 125,000 shares of VTGN for proceeds of $302,827. The Company recognized a gain on the sale of these shares of $146,577.

(b)	On July 5, 2018, the Company purchased 100,000 shares of Basanite Industries Inc. (BASA) (formerly Paymeon, Inc. (PAYM)) for $12,998 ($0.13 per share) in the open market. During July 2018 the Company sold the 100,000 shares for $10,821 ($0.11 per share) for a realized loss of $2,177. On July 9, 2018, the Company purchased 400,000 restricted common shares directly from the Company for $30,000 ($0.075 per share). During the year ended March 31, 2020, the Company sold its 400,000 shares for $40,000 ($0.10 per share) recognizing a profit of $10,000.

At March 31, 2021, the Company held warrants for AYTU to purchase 5,555 common shares at a strike price of $10.80 with an expiration of March 6, 2023. The strike price and number of shares were adjusted for the August 10, 2018, 1 for 20 reverse stock-split and again on December 8, 2020, as a result of a 1 for 10 shares held (herein referred to collectively as the “Reverse Stock Split”). All share and per share amounts in this report have been adjusted to reflect the effect of the Reverse Stock Split. At March 31, 2021, these warrants were out of the money by $102.49 per share and are not publicly traded, and the Company has not recognized the value of these warrants as they are not liquid.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2021 AND 2020

(US$)

NOTE 12 – INVESTMENTS (CONTINUED)

TRADING SECURITIES (CONTINUED)

On December 11, 2019, the Company purchased three year warrants exercisable for up to 250,000 shares of common stock of Vistagen Therapeutics Inc. at a cost of $0.15 each (total purchase price of $37,500). These warrants have a strike price of $0.50 each. As of March 31, 2021, these warrants were exercised, in full, and the resultant shares have a cost basis of $0.65 per share.

In addition to the 250,000 Vistagen warrants noted above, at March 31, 2021, the Company currently holds warrants in Vistagen to purchase 320,000 shares of common stock at a strike price of $1.50 per share with an expiration of December 13, 2022. At March 31, 2021 these warrants were in of the money by $0.44 each. The Company also owned warrants for Vistagen to purchase 230,000 shares of common stock at a strike price of $1.50 per share with an expiration of February 28, 2022. On December 4, 2019, Vistagen adjusted the strike price of the February 2022 warrants to $0.50 each. As of March 31, 2021, these warrants were exercised and the resultant shares have a cost basis of $0.50 per share. The Company still holds 320,000 total warrants at a strike price of $1.50 per share. Since these warrants are not publicly traded, the Company has not recognized the value of these warrants as they are not liquid.

On February 18, 2021, the Company’s board of directors authorized the open market sale of 220,000 of the 710,000 shares it holds in Vistagen Therapeutics Inc.

On May 18, 2021, the Company exercised 180,000 of its Vistagen Therapeutics, Inc. five-year $1.50 registered warrants for $270,000 cash.

EQUITY INVESTMENTS

COST BASED INVESTMENTS

SciSparc Ltd.

On March 1, 2021, the Company invested $88,375 for 12,500 units of SciSparc Ltd. (formerly known as Therapix Biosciences Ltd.) (OTCQB: SPRCY), a specialty, clinical-stage pharmaceutical company focusing on the development of cannabinoid-based treatments. The Company’s investment (acquisition of an equity stake with warrants) into SciSparc Ltd., was pursuant to an $8,150,000 private placement offering, comprised 1,152,628 Units to certain institutional and accredited investors in a private placement at an offering price of $7.07 per Unit. Each Unit consists of 1 American Depositary Share (“ADS”), 1 Series A Warrant and ½ Series B Warrant. The Series A Warrants have an exercise price of $7.07, subject to adjustments therein. The Series B Warrants have an exercise price equal to $10.60, subject to adjustments therein. The Series A Warrants and the Series B Warrants are exercisable six months from the date of issuance and have a term of exercise equal to five years from the initial exercise date. 278,744 of the Units included a Pre-Funded Warrant instead of an ADS. The Pre-Funded Warrants have an exercise price of $0.001 per full ADS. Aegis Capital Corp. acted as Exclusive Placement Agent in the United States in connection with the offering. The Company has recorded this investment at cost and will test for impairment annually.

Paz Gum LLC

Effective February 5, 2021, the Company purchased five percent of the membership units in Paz Gum LLC, a Nevada limited liability company under the terms of a Membership Unit Purchase Agreement for an aggregate purchase price of $50,000. The Company and Paz will endeavor to cross market and increase sales of our products, along with such other products that Paz Gum undertakes in their discretion.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2021 AND 2020

(US$)

NOTE 12 – INVESTMENTS (CONTINUED)

COST BASED INVESTMENTS (CONTINUED)

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

On January 6, 2021, however, the Company determined to terminate its ELOC by terminating each of the Investment Agreement and Registration Rights Agreement, and on January 8, 2021 filed a Post-Effective Amendment to its Form S-1 Registration Statement (333-236923) which removed from registration all shares not previously sold thereunder. This effectively also eliminates our obligation to any additional funding to Aegea under the Collaboration Agreement. As of March 31, 2021, the Company had invested $278,212 in Aegea for 69,553 shares, representing an ownership percentage of 1.03%. As of March 31, 2021, resultant delays of project milestones have led the Company to determined that full recovery of its investment in Aegea is in doubt and has recorded a 50% impairment loss on its consolidated Statement of Operations in the amount of $139,106. Aegea is still moving forward on this project and the Company will continue to monitor the progress.

On February 26, 2021, as part of a settlement agreement concluding the Collaboration Agreement, the Company acquired an additional 69,552 common shares of Aegea, increasing the Company’s total holdings to 139,104 Aegea shares (representing a 2.04% stake in Aegea as of March 31, 2021).

Küdzoo, Inc.

As of March 31, 2020, the Company had invested, in a total of $105,600 in Küdzoo, Inc. (“Küdzoo”), a privately held company. Küdzoo is the developer of a mobile application that rewards students for their grades and achievements with deals and opportunities. The investments were recorded at cost and represents 0.2% of the value of Küdzoo based on a pre-money valuation of $10,200,000. The Company had made a total of six investments beginning September 4, 2018 and each were valued at the same pre-money valuation. As of March 31, 2021, the Company owned 1.41% of Küdzoo. As of March 31, 2021, it was discovered by the Company that Küdzoo has failed to raise sufficient capital to sustain ongoing operations. During its annual impairment testing the Company has fully impaired this investment and does not expect to recover any of its investment.

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

The Company tested the investment value for Serendipity as of March 31, 2021 for impairment. It was noted that the value of the company has maintained its value through reviews of their financial performance, therefore, the Company does not believe there is any impairment of this investment as of March 31, 2021.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2021 AND 2020

(US$)

NOTE 13 – FAIR VALUE MEASUREMENTS

The following summarizes the Company’s financial assets and liabilities that are measured at fair value on a recurring basis at March 31, 2021 and March 31, 2020:

	March 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Investment-trading securities	$1,246,050	$-	$-	$1,246,050
Cost method investment – Küdzoo	$-	$-	$-	$-
Cost method investment – Serendipity Brands	$-	$-	$35,000	$35,000
Cost method investment - Aegea Biotechnologies, Inc.	$-	$-	$139,106	$139,106

	March 31, 2020
	Level 1	Level 2	Level 3	Total
Assets
Investment-trading securities	$101,200	$-	$-	$101,200
Cost method investment – Küdzoo	$-	$-	$105,600	$106,600
Cost method investment – Serendipity Brands	$-	$-	$35,000	$35,000

NOTE 14 – CONCENTRATIONS

During the year ended March 31, 2021, we had one supplier for our product CBD/CBG Tauri-GumTM. The Tauri-GumTM product line represents approximately 71% of net sales.

During the year ended March 31, 2020, we have one supplier for our Tauri-GumTM product which accounted for 100% sales for the year.

NOTE 15 – SUBSEQUENT EVENTS

Subsequent to March 31, 2021, the Company issued additional shares of common stock as follows: (i); 5,737,500 shares under consulting agreements, (ii) 1,800,000 shares of restricted common stock for commitment shares and (iii)2,300,000 shares of restricted common stock to accredited investors for proceeds totaling $174,000 (average of $0.0757/per share).

Subsequent to March 31, 2021, the Company received funds in the amount of $100,000 under a private placement agreement with an accredited investor to issue 2,500,000 shares of restricted common stock.

On May 18, 2021, the Company exercised 180,000 of its Vistagen Therapeutics, Inc. five-year $1.50 registered warrants for $270,000 cash. As of June 25, 2021 and subsequent to March 31, 2021, the Company has sold 485,000 shares of its holdings in Vistagen for proceeds of $1,153,645.

Corporate

On April 14, 2021, the Company formed NFTauriga Corp. in the State of Nevada, and wholly owned subsidiary. The Company is the sole holder of total authorized 100 shares having a par value of $0.00001. The Company’s Chief Executive Officer, Seth M. Shaw is the initial sole member of the board of directors, to serve until a successor is duly elected and qualified. Mr. Shaw will also serve as the Chief Executive Officer and Secretary. The registered office of NFTauriga Corp. in the State of Delaware shall be at 1013 Centre Road, Suite 403-B, Wilmington, DE 19805 in the County of New Castle. The name of its registered agent at such address is Vcorp Services, LLC. NFTauriga Corp. will have the same fiscal year and principal executive office and the Company.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2021 AND 2020

(US$)

NOTE 15 – SUBSEQUENT EVENTS (CONTINUED)

Consulting agreements

On June 14, 2021, the Company entered into a 12-month Strategic Marketing and Consulting Agreement with Mayer & Associates. Under this agreement the Company will pay $150,000 along with the issuance of 3,500,000 shares of restricted common shares of Company stock. Half of the cash payment ($75,000) was paid upon execution of the agreement and the other half will be paid 90 days later. Upon execution, the Company shall issue 2,200,000 of the above-mentioned shares. The remaining 1,300,000 above-mentioned shares will be issued 90 days after this contract was executed. Mayer and Associate will provide the Company with opportunities relating to the world of professional sports, with respect to its products and product lines. This includes but is not limited to: introductions to professional sports leagues, celebrity (professional athletes) influencers/brand ambassadors/brand liaison(s), research and development opportunities, hosting of small periodic events for the Company and a diversified group of high-profile contacts and relationships, use social media exposure, podcasts backing of various elements from professional sports as well as assist the Company in advising of potential merger partners and developing corporate partnering relationships. The Company, at the sole discretion of its board, may pay an additional payment of $75,000 as permitted under this agreement. This additional payment will be recorded as a contingent liability on the Company consolidated balance sheet until formally authorized by the Company’s board of directors. This agreement is terminable after six months. As of the date of this annual report date the aforementioned shares have been issued and are reflected above in subsequent issuances.

Notes payable

Tangiers April 2021 Fixed convertible note ( $0.075 per share)

On April 5, 2021, the Company effectuated a $525,000 six-month fixed convertible promissory note with Tangiers Global, LLC containing an original issue discount of $25,000. This note matures on October 5, 2021 and bears an interest rate of 8%, guaranteed. This note has a fixed conversion price of $0.075 per share. The Company may redeem the note by paying to Tangiers an amount as follows: (i) if within the first 90 days of the issuance date, then for an amount equal to 110% of the unpaid principal amount so paid of this Note along with any interest that has accrued during that period, and (ii) if after the 91st day, but by the 180th day of the issuance date, then for an amount equal to 120%. After 180 days from the effective date, the Company may not pay this note in cash, in whole or in part without prior written consent by Holder. The Company covenants that it will at all times reserve out of its authorized and unissued Common Stock the number of shares of Common Stock as shall be issuable upon the conversion of this note. Tangiers may not engage in any “shorting” or “hedging” transaction(s) in the Common Stock of the Company prior to conversion. The note contains a number of additional covenants and other provisions, including default or penalty clauses, cross-default, restrictions on note proceeds, maintain exchange and SEC requirements, delivery of shares, reservation of share requirements and other such provisions, each as set forth in more detail in the note and SPA. If an Event of Default occurs, the outstanding Principal Amount of this Note owing in respect thereof through the date of acceleration, shall become, at the Tangiers’s election, immediately due and payable in cash at the “Mandatory Default Amount”. The Mandatory Default Amount means 20% of the outstanding Principal Amount of this Note will be automatically added to the Principal Sum of the Note and tack back to the Effective Date for purposes of Rule 144. Commencing 5 days after the occurrence of any Event of Default that results in the eventual acceleration of this Note, this Note shall accrue additional interest, at a rate equal to the lesser of 18% per annum or the maximum rate permitted under applicable law. The Company has issued 1,000,000 of its restricted common debt incentive shares having a value of $129,000 ($.0129/share).

GS Capital Partners, LLC. Non-convertible debenture

On April 30, 2021, the Company entered into a Securities Purchase Agreement and a non-convertible redeemable note with GS Capital Partners, LLC. The $313,000 aggregate principal note has a maturity date of June 1, 2022 and carries $23,000 Original Issue Discount with an interest rate of 8%. This note may be prepaid without penalty, provided that an event of default has not occurred. Upon an event of default, interest shall accrue at a default interest rate of 24% per annum or, if such rate is usurious or not permitted by current law, then at the highest rate of interest permitted by law. This note contains a number of additional covenants and other provisions, including default or penalty clauses, cross-default and other such provisions, each as set forth in more detail in the note and SPA.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the year ended March 31, 2021 covered by this Form 10-K. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

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

With the participation of the Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the Company’s internal control over financial reporting as of March 31, 2021 based upon the framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that, as of March 31, 2020, the Company had material weaknesses in its internal control over financial reporting and was deemed to be not effective. Specifically, management identified the following material weaknesses at March 31, 2021:

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information with respect to persons who are serving as directors and officers of the Company during the Company fiscal year ended 2021. Each director holds office until the next annual meeting of shareholders or until his successor has been elected and qualified.

Name	Age	Position
Seth M. Shaw	41	Chief Executive Officer and Director
Kevin P. Lacey	52	Chief Financial Officer
Dr. David L. Wolitzky	84	Director
Thomas J. Graham	72	Director
James V. Rosati	71	Director
Chris Sferruzzo	43	Director

Biographies of Directors and Officers

Seth M. Shaw has served as our chief executive officer and chairman of the Board since July 9, 2015. Mr. Shaw has extensive experience building companies and securing financing from a broad array of both domestic and international institutional investors. Over the past fifteen years, he has been instrumental in securing more than $100 million in capital, in aggregate, for a number of small-cap and micro-cap public and private companies.

Mr. Shaw started his career at American International Group (AIG) Global Investment Group, after which he gained further experience working at a prestigious Manhattan based hedge fund. In 2005, he founded Novastar Resources Ltd, a natural resources exploration company focused on the exploration and acquisition of mineral properties containing the element thorium (Th). During this period, Mr. Shaw secured more than $17 million in financing from top tier institutional investors and helped complete the merger between Novastar Resources and Thorium Power, holding the position of Director of Strategic Planning until mid-2007. Subsequently, the company changed its name to Lightbridge Inc. and currently trades on the NASDAQ stock exchange (LTBR).

Following the above-referenced merger, Mr. Shaw has assisted several other companies in securing value added capital from institutional investors as well as providing management consulting services. Among those, Mr. Shaw was instrumental in securing $12,000,000 for a NASDAQ listed flat panel color display developer.  In addition, Mr. Shaw served as the founding CFO of a Los Angeles based Biotech firm which announced plans for a $118 million NASDAQ IPO in February of 2011.

More recently Mr. Shaw has served as President and CEO of OTCQB Listed Tauriga Sciences Inc., since July 2015, during which time he secured a $2,000,000+ cash Settlement (Insurance Settlement) for the Company and launched its Tauri-Gum™ product line (Proprietary – Cannabidiol -CBD- & Cannabigerol -CBG- Infused Chewing Gum).  The Tauri-Gum™ product line consists of 7 distinct flavors/versions: Pomegranate, Blood Orange, Peach-Lemon, Pear Bellini, Mint, Black Currant, Cherry Lime Rickey.  He has created a multi-faceted business model for Tauriga that has resulted in both revenue growth, vertical opportunities, and a strong balance sheet.  Also, during his period, Mr. Shaw has served as a Consultant for a NASDAQ listed Biotech firm developing a novel drug candidate for the treatment of Major Depressive Disorder.

Mr. Shaw graduated from Cornell University in 2001, with a degree in Policy Analysis Management and a concentration in Econometrics. Mr. Shaw has served on the Board of Directors of a number of important entities and initiatives, including but not limited to:  the Jewish Community Center (JCC) of Dutchess County NY (2005-2015), Save A Child’s Heart (“SACH”) New York City Leadership Group (2012-2017), The Cypress Fund for World Peace and Security (2006-2010), and has been active in numerous charities and not for profits, including: The Robinhood Foundation (2007-2009).

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

Mr. James V. Rosati was appointed to the Company’s Board of Directors effective March 8, 2021. Mr. Rosati is a multi-disciplinary business leader with more than 25 years of Chief Executive experience in the insurance, manufacturing, telecommunications, banking and investment banking industries. Jim’s areas of functional specialty include financial management, strategic planning, corporate governance and personnel development. Dating back to 1972, Jim has served in senior positions in private industry, government appointments and community activities. In 2017, Jim retired as the Chief Executive Officer and President of Beacon Mutual Insurance Company, a prominent Rhode Island based insurance carrier, after having been elevated to chief executive in 2007 to lead their successful turnaround through the implementation of over 100 new policies, and significantly improving both its corporate governance and cultural dynamics. From 2017 to present, Jim has held board memberships and/or advisory roles for a number of for profit and non-profit entities, and has also been an investor in both privately held and publicly traded company, including in the pharmaceuticals and healthcare industries. Jim was also named one of the Top 25 Business Leaders in Rhode Island by the Providence Business News. Mr. Rosati is a veteran of the United States Coast Guard and a graduate of Bryant University where he earned a bachelor’s degree in Economics. Mr. Rosati will serve as an independent board member.

Mr. Chris Sferruzzo was appointed to the Company’s Board of Directors effective March 8, 2021. Mr. Sferruzzo currently serves as the Executive Vice President, Finance of Bozzutos Inc., a multi-billion dollar gross revenue distribution and logistics company based in Connecticut which was founded in 1945, with multiple distribution centers that wholesale dry groceries, dairy and delicatessen items, meat, poultry, seafood, produce, and non-food items to retail supermarkets, grocery stores, and independently-owned convenience stores, as well as the recently announced agreement to sell the Company’s Tauri-gum products on its E-Commerce Platform. Prior to joining Bozzuto’s, Mr. Sferruzzo was a senior portfolio manager at Lazard Asset Management where he oversaw a global fixed income and equity derivative portfolio of 3.5 billion in assets comprising of investments from municipalities, family offices and corporate pension funds. Prior to joining Lazard, Mr. Sferruzzo served as Chief Investment Officer at Argent Funds Group, where he oversaw the Global Fixed Income and Equity Portfolio management teams. His team was recognized as Best in Class in 2006 and 2007 by Institutional Investor. Mr. Sferruzzo also served as Managing Director for McMahan Securities where he was responsible for growing Sales & Trading, which attained record performance under his leadership. Throughout his career he has acquired intense experience in P&L Ownership and Management. Mr. Sferruzzo has focused on investing in various companies leveraging his experience in corporate restructurings, Mergers and Acquisitions and managing teams to strengthen innovation, marketing and operational efficiency. Mr. Sferruzzo holds a Masters of Business Administration from the University of Connecticut and a Bachelor’s of Science in Finance from Saint John’s University. Mr. Sferruzzo will serve as a non-independent Board member.

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

Directors’ and Officers’ Liability Insurance

The Company does not have directors’ and officers’ liability insurance insuring our directors and officers against liability for acts or omissions in their capacities as directors or officers.

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

Advisory Board

Business Advisory Board

The Company established its Business Advisory Board in 2013. Currently, the Business Advisory Board has one member.

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

Medical Advisory Board

The Company established its Business Advisory Board in 2013. During fiscal years ended March 2021 and 2020 no on occupied a seat on this board. Currently, the Business Advisory Board has one member.

DR. CRAIG LOUCKS was appointed to the Company’s Medical Advisory Board on May 15, 2021 for a two-year term. Dr. Loucks is engaged in the field of Orthopedic Surgery in Colorado and has relationships with numerous medical practices, physicians, and other helpful contacts – across the United States of America. Dr. Loucks will focus on the development of the medical practice business sales development where he will facilitate introductions to medical practices as a distribution channel for Tauri-GumTM CBD/CBG infused chewing gum as well as Immune Booster. Dr Loucks has been a private practice Orthopedic Surgeon for over 15 years. Dr. Loucks is currently a practicing surgeon at Orthopedic Centers of Colorado-Peak Orthopedics. Dr. Loucks was the Chairman of Orthopedics at Sky Ridge Medical Center from 2010 to 2013 and the Chairman of Orthopedics at The Medical Center of Aurora from 2008 to 2009. Dr. Loucks has been an Associate Professor at Rocky Vista University since 2008.

He was the Chief Resident at Vancouver General Hospital (2002) and he did his Orthopedic Surgery Residency at University of British Columbia, Vancouver, BC (1998-2003). Dr. Loucks holds a Doctor of Medicine (MD), (1998) from the University of Calgary, Calgary, AB, as well as a Master of Science (Physiology) (1995) from Queen’s University, Kingston, ON and a Bachelor of Science with Honours (Life Sciences) (1993).

ITEM 11. EXECUTIVE COMPENSATION.

The table below sets forth, for our last two fiscal years, the compensation earned by our named executive officers.

Name and Principal Position	Year	Salary	Deferred Compensation	Bonus	Stock Awards	Option/ Warrants Awards	All Other Compensation	Total

Seth M. Shaw (1)	2021	$211,475	$-	$50,000	$-	$-	$109,087	$370,562
Chief Executive Officer	2020	$136,275	$-	$25,000	$-	$-	$116,642	$277,917

Kevin P. Lacey	2021	$143,745	$-	$25,000	$-	$-	$-	$168,745
Chief Financial Officer	2020	$99,970	$-	$15,000	$-	$-	$-	$114,970

(1) Other Compensation includes travel and expense reimbursement under a non-accountable plan.

The general policy of the Board of Directors is that compensation for independent Directors should be a nominal cash fee plus equity-based compensation. The Board of Directors have the primary responsibility for considering and determining the amount of Director compensation.

The following table shows amounts earned by each Director in the fiscal year ended March 31, 2021.

Director	Fees Earned or Paid in Cash	Stock Awards	Warrant Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Dr. David L. Wolitzky	$8,000	$-	$-	$-	$-	$-	$8,000
Thomas Graham	$28,150	$-	$-	$-	$-	$-	$28,150
Chris Sferruzzo	$18,000	$138,000	$-	$-	$-	$-	$156,000
James V. Rosati	$4,000	$92,000	$-	$-	$-	$-	$96,000

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of June 26, 2021 regarding the beneficial ownership of our common stock by (i) each person or entity who, to our knowledge, beneficially owns more than 5% of our common stock; (ii) each executive officer and named officer; (iii) each director; and (iv) all of our officers and directors as a group. Unless otherwise indicated in the footnotes to the following table, each of the stockholders named in the table has sole voting and investment power with respect to the shares of our common stock beneficially owned. Except as otherwise indicated, the address of each of the stockholders listed below is c/o 4 Nancy Court, Suite 4, Wappingers Falls, NY 12590.

Name	Number of Shares Beneficially Owned(1)	Percentage of Outstanding Common Stock (1)

Non-employee Directors:
David L. Wolitzky	130,874	*
Thomas J. Graham	120,001	*
Chris Sferruzzo	1,500,000	*
James V. Rosati	1,000,000	*

Named Executive Officers:
Seth M. Shaw, Chief Executive Officer and Director (2)	4,635,201	1.62%
Kevin P. Lacey, Chief Financial Officer	306,667	*

All directors and named executive officers as a group (5 persons)	7,692,743	2.69%

*	Denotes less than 1%.

(1)	Applicable percentage of ownership is based on 285,696,214 total shares comprised of our common stock as of June 26, 2021. Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission and means voting or investment power with respect to securities. Shares of our common stock issuable upon the exercise of stock options exercisable currently or within 60 days of June 26, 2020 are deemed outstanding and to be beneficially owned by the person holding such option for purposes of computing such person’s percentage ownership but are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Shares of our preferred stock are deemed outstanding and to be beneficially owned by the person holding such shares for purposes of computing such person’s percentage ownership.
(2)	Seth Shaw’s holds 66,667 options with and exercise price of $7.50 per share.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

None

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table sets forth the fees billed by our principal independent accountants, BF Borgers CPA PC for 2021 and 2020, for the categories of services indicated.

	Years Ended March 31,
Category	2021	2020
BF Borgers CPA PC
Audit Fees	$89,100	$40,500
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$89,100	$40,500

Audit fees. Consists of fees billed for the audit of our annual financial statements and review of our interim financial information and services that are normally provided by the accountant in connection with year-end and quarter-end statutory and regulatory filings or engagements. Audit services and fees for the year ended March 31, 2021 and 2020 were all performed by BF Borgers CPA PC

Audit-related fees. Consists of fees billed for services relating to review of other regulatory filings including registration statements, periodic reports and audit related consulting.

Tax fees. Consists of professional services rendered by our principal accountant for tax compliance, tax advice and tax planning.

Other fees. Other services provided by our accountants.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibits

See the Exhibit Index following the signature page of this Registration Statement, which Exhibit Index is incorporated herein by reference.

Number

Exhibit 3.1	Amended article of incorporation, dated September 12, 2019 filed on current report 8-K on October 8, 2019

Exhibit 4.1	GS Capital Partners, LLC Convertible note dated March 14, 2019 for $300,000 filed on June 27, 2019

Exhibit 4.2	GS Capital Partners, LLC Securities Purchase Agreement dated March 14, 2019 filed on June 27, 2019

Exhibit 4.3	GS Capital Partners, LLC Convertible note dated June 21, 2019 for $60,000 filed on June 27, 2019

Exhibit 4.4	GS Capital Partners, LLC Securities Purchase Agreement dated June 21, 2019 filed on June 27, 2019

Exhibit 4.5	Odyssey Funding, LLC Securities Purchase Agreement dated September 13, 2019 filed on current report 8-K on October 8, 2019

Exhibit 4.6	Odyssey Funding, LLC Convertible Note dated September 13, 2019 filed on current report 8-K on October 8, 2019

Exhibit 4.7	BHP Capital NY, Inc. Securities Purchase Agreement dated October 7, 2019 filed November 12, 2019

Exhibit 4.8	BHP Capital NY, Inc Convertible Promissory note dated October 17, 2019 filed November 12, 2019

Exhibit 4.9	Tangiers Global, LLC 10% Convertible Promissory Note dated November 5, 2019 filed November 12, 2019

Exhibit 4.10	Securities Purchase Agreement between Odyssey Capital, LLC and the Company, dated December 18, 2019 filed on Current report 8-K on January 9, 2020

Exhibit 4.11	Convertible Redeemable Note issued to Odyssey Capital, LLC, dated December 18, 2019 filed on Current report 8-K on January 9, 2020

Exhibit 4.12	Convertible Redeemable Note issued to Jefferson Street Capital LLC, dated December 26, 2019 filed on Current report 8-K on January 9, 2020

Exhibit 4.13	Securities Purchase Agreement between Jefferson Street Capital LLC and the Company, dated December 26, 2019 filed on Current report 8-K on January 9, 2020

Exhibit 4.14	Convertible Promissory Note issued to BHP Capital NY Inc., dated January 3, 2020 (filed on Current report 8-K on January 9, 2020)

Exhibit 4.15	Securities Purchase Agreement between BHP Capital NY INC and the Company, dated January 3, 2020 filed on Current report 8-K on January 9, 2020

Exhibit 4.16	Securities Purchase Agreement between the Company and Adar Alef, LLC, dated January 15, 2020 filed on Form 10-Q on February 13, 2020

Exhibit 4.17	Convertible Note between the Company and Adar Alef, LLC, dated January 15, 2020 filed on Form 10-Q on February 13, 2020

Exhibit 4.18	Securities Purchase Agreement between the Company and GS Capital Partner, dated January 17, 2020 filed on Current report 8-K on January 29, 2020

Exhibit 4.19	Convertible Note between the Company and GS Capital Partners, dated January 17, 2020 filed on Current report 8-K on January 29, 2020

Exhibit 4.20	Tangiers Global, LLC 10% Convertible Promissory Note effective February 7, 2020 filed on Form 10-Q on February 13, 2020

Exhibit 4.21	Crown Bridge Partners, LLC $55,000 one-year 10% Convertible Promissory Note dated February 11, 2020 filed on form S-1 on March 5, 2020

Exhibit 4.22	Convertible Note between the Company and Adar Alef, LLC, dated March 17, 2020 filed on current report 8-K on April 15, 2020

Exhibit 4.23	Securities Purchase Agreement between the Company and Adar Alef, LLC, dated March 17, 2020 filed on current report 8-K on April 15, 2020

Exhibit 4.24	Convertible Note between the Company and Tangiers Global, LLC dated March 23, 2020 filed on current report 8-K on April 15, 2020

Exhibit 4.25	Securities Purchase Agreement between the Company and GS Capital LLC dated April 17, 2020 filed on current report 8-K on June 3, 2020

Exhibit 4.26	Convertible Note between the Company and GS Capital LLC dated April 17, 2020 filed on current report 8-K on June 3, 2020

Exhibit 4.27	Securities Purchase Agreement between the Company and Adar Alef, LLC, dated April 30, 2020 filed on current report 8-K on June 3, 2020

Exhibit 4.28	Convertible Note between the Company and Adar Alef, LLC, dated April 30, 2020 filed on current report 8-K on June 3, 2020

Exhibit 4.29	Convertible Note between the Company and Tangiers Global, LLC dated March 23, 2020 filed on current report 8-K on June 3, 2020

Exhibit 4.30	Securities Purchase Agreement between the Company and Firstfire Global Opportunities Fund, LLC dated May 18, 2020 filed on current report 8-K on June 3, 2020

Exhibit 4.31	Convertible Note between the Company and Firstfire Global Opportunities Fund, LLC dated May 18, 2020 filed on current report 8-K on June 3, 2020

Exhibit 4.32	Securities Purchase Agreement between the Company and GS Capital LLC dated June 4, 2020 filed on Current Report 8-k on July 14, 2020

Exhibit 4.33	Convertible Note between the Company and GS Capital LLC dated June 4, 2020 filed on Current Report 8-k on July 14, 2020

Exhibit 4.34	Securities Purchase Agreement with Jefferson Street Capital, LLC date October 5, 2020 filed on Form 10Q on November 16, 2020

Exhibit 4.35	Form of Securities Purchase agreement between Aegea Biotechnologies, Inc.*

Exhibit 4.36	Tangiers Global, LLC 8% Fixed Convertible Note for $210,000 dated June 24, 2020 filed on Form 10-K on June 29, 2020

Exhibit 4.37	Securities Purchase Agreement with GS Capital Partners LLC dated April 30, 2021*

Exhibit 4.38	Securities Purchase Agreement with GS Capital Partners LLC dated March 5, 2021*

Exhibit 10.1	Mr. Checkout distributor agreement dated June 29, 2020 filed on Current Report 8-k on July 14, 2020

Exhibit 10.2	Product Placement Membership Agreement between the Company and KushCo Holdings, Inc., dated July 10, 2020 filed on Current Report 8-k on July 14, 2020

Exhibit 10.3	Consulting Agreement dated July 15, 2020, by and between the Company and Dr. Keith Aqua. filed on Current Report 8-k on July 22, 2020

Exhibit 10.4	Collaboration Agreement with Aegea Biotechnologies Inc. dated April 3, 2020 filed on current report 8-K on April 15, 2020

Exhibit 10.5	Amended Collaboration agreement with Aegea Biotechnologies Inc. effective date August 10, 2020 filed on Form 10Q on August 8, 2020

Exhibit 10.6	License Agreement between Think Big, LLC and Tauriga Sciences, Inc., dated September 24, 2020 filed on Current Report 8-k on October 1, 2020

Exhibit 10.7	Professional Services Agreement between Willie C. Mack, Jr. and Tauriga Sciences, Inc., dated September 24, 2020 filed on Current Report 8-k on October 1, 2020

Exhibit 10.8	Professional Services Agreement between Christopher J. Wallace and Tauriga Sciences, Inc., dated September 24, 2020 filed on Current Report 8-k on October 1, 2020

Exhibit 10.9	Inventory Financing Promissory Note for $135,000 dated October 5, 2020 with Jefferson St. Capital LLC filed on Form 10Q on November 16, 2020

Exhibit 10.10	Distribution Agreement between Stock Up Express, a division of Bozzuto’s Inc., and Tauriga Sciences, Inc., effective February 1, 2021 filed on Current Report 8-k dated January 27, 2021

Exhibit 10.11	Distribution Agreement between the Company and E&M Ice Cream Co., dated April 1, 2019 filed on current report 8-K on April 15, 2019

Exhibit 10.12	Distribution Agreement between the Company and IRM Management Corporation, dated April 8, 2019 filed on current report 8-K on April 15, 2019

Exhibit 10.13	Distribution Agreement between the Company and Windmill Health, dated June 28, 2019 filed on current report 8-K on July 5, 2019

Exhibit 10.14	BLINK sales agreement filed with 2018 10-K on June 27, 2018

Exhibit 10.15	Employment agreement Seth M. Shaw filed on current report 8-K dated November 7, 2012

Exhibit 10.16	Lease agreement for corporate headquarters dated January 6, 2021 filed on Current Report 8-k on January 8,2021

Exhibit 10.17	Amendment to Investment Agreement, dated November 18, 2020 filed on Current Report 8-k on November 19, 2020

Exhibit 10.18	Amendment to Registration Rights Agreement, dated November 18, 2020 filed on Current Report 8-k on November 19, 2020

Exhibit 10.19	Manufacturing agreement with Per Os Biosciences dated December 28, 2018 filed on form 10-Q on January 29, 2019

Exhibit 10.20	Master Services Agreement between the Company and Clinical Strategies & Tactics, Inc., dated December 16, 2020 filed on Form 8-K on December 29, 2020

Exhibit 10.21	Promissory Note with SE Holding LLC for $110,000 dated November 11, 2020 bearing 12% interest filed on Form 10Q on February 22, 2021

Exhibit 10.22	Promissory Note between the Company and Tangiers Global, LLC consummated on December 21, 2020 filed on Form 8-K on December 29, 2020

Exhibit 10.23	Warrant Subscription Agreement with VistaGen Therapeutics, Inc. dated December 6, 2019*

Exhibit 10.24	Settlement and release agreement for collaboration agreement with Aegea Biotechnologies Inc. effective date August 10, 2020*

Exhibit 10.25	Membership unit Purchase Agreement between Paz Gum LLC and Tauriga sciences Inc dated February 5, 2021

Exhibit 10.26	Board advisory agreement with Dr. Loucks dated May 15, 2021

Exhibit 10.27	Strategic marketing and consulting agreement with Mayer and Associated dated June 14, 2021

Exhibit 10.28	Investment agreement with SciSparc Ltd. dated March 1, 2021

Exhibit 10.29	Convertible note with Tangiers Global LLC dated April 5, 2021*

Exhibit 10.30	Non-convertible note with GS Capital Partners LLC dated April 30, 2021*

Exhibit 10.31	Non-convertible note with GS Capital Partners LLC dated March 5, 2021*

31.1	Certification of Chief Executive Officer of Tauriga Sciences, Inc. Required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Accounting Officer of Tauriga Sciences, Inc. Required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer of Tauriga Sciences, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63

32.2	Certification of Principal Accounting Officer of Tauriga Sciences, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*(filed herewith)

Financial Statement Schedules

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Seth M. Shaw	June 29, 2021
Seth M. Shaw, Principal Executive Officer	Date

/s/ Kevin P. Lacey	June 29, 2021
Kevin P. Lacey, Principal Accounting Officer	Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Seth M. Shaw	June 29, 2021
Seth M. Shaw, Director	Date

/s/ Dr. David L. Wolitzky	June 29, 2021
Dr. David L. Wolitzky, Director	Date

/s/ Thomas J. Graham	June 29, 2021
Thomas J. Graham, Director	Date
/s/ Chris Sferruzzo	June 29, 2021
Chris Sferruzzo, Director	Date

/s/ James V. Rosati	June 29, 2021
James V. Rosati, Director	Date

