Form 10-K/A
period 2021-03-31
TAURIGA SCIENCES, INC.
filed 2021-08-16
CIK 1142790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No.1)

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if smaller reporting company)	Emerging growth company [X]

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

As of as of August 13, 2021, the registrant had 287,871,214 shares of its Common Stock, $0.00001 par value (the “Common Stock”), outstanding.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	TAUG	OTCQB

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) of Tauriga Sciences, Inc. (the “Company”) amends the Company’s Annual Report on Form 10-K for the year ended March 31, 2021 (the “Original Report”), originally filed with the Securities and Exchange Commission on June 29, 2021 (the “Original Filing Date”). This Amendment is being filed solely for the purpose of indicating on Scrivener’s Error in the published financial statements. In this amendment the Company is represent the Consolidated Balance Sheet and the Consolidated Statement of Cash Flows for the year ended March 31, 2021 and 2020. The Consolidated Statement of Operations and the Consolidated Statement of Stockholders’ Equity (Deficit) remain unchanged from the Original Report.

The numbers affected in this amendment relate to Inventory, Prepaid Inventory and Prepaid Expenses. The amount on the Original Report correctly listed Current Assets as $2,396,567. This total for Current assets is correct and remains unchanged. The amount listed for Inventory was transcribed incorrectly from our records and was not noticed prior to the publication of this report. The sum of the Current assets was different than the total presented. The total of inventory on hand of $201,372 instead of the previously reported $647,013. This change reflected in the below presented financial statements had no effect on the Cash Used in Operating Activities, Current Assets or Total Assets.

As a result of the Scrivener’s Error, there were also changes necessary in the presentation of the Consolidated Cash Flow Statement. The Original Report indicated an increase in Prepaid Assets in the amount of $1,348 which was represented as a decrease of $20,544. The Original Report indicated an increase in Inventory (including deposits on inventory not received) of $518,302 which was represented as an increase of $495,861. Additionally, the Original Report indicated an increase in Accounts Payable of $296,892 which was represented to an increase of $314,892. As a result of these figures not summing correctly, the Cash used in Operating Activities was not impacted.

The last effect of the Scrivener’s Error was the duplication of the repayment of a loan from an officer. The Original Report indicated Cash Used by Investing Activities in the amount of $50,159. This amount was already as Cash Used in Financing Activities. This report represents Cash Used in Financing Activities as $369,854 compared to the Original Report stating $420,013.

Other than as expressly set forth above, no other changes have been made to the Original Report. This Amendment speaks as of the Original Filing Date of the Original Report, does not reflect events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way disclosures made in the Original Report. Accordingly, this Amendment should be read in conjunction with the Original Report and the Company’s other filings with the Securities and Exchange Commission.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Consolidated Balance Sheets	F-1
Consolidated Statements of Cash Flows	F-2

TAURIGA SCIENCES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(IN US$)

	March 31, 2021	March 31, 2020
ASSETS
Current assets:
Cash	$49,826	$5,348
Accounts receivable, net allowance for doubtful accounts	32,227	42,580
Investment - trading securities	1,246,050	101,200
Investment - other	312,481	178,100
Inventory asset	201,372	128,711
Prepaid inventory	423,200	-
Prepaid expenses and other current assets	131,411	151,955
Total current assets	2,396,567	607,894

Lease right of use asset	64,301	22,090
Assets held for resale	11,084	-
Property and equipment, net	12,063	13,478
Leasehold improvements, net of amortization	4,688	-

Total assets	$2,488,703	$643,462

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Notes payable, net of discounts	$504,819	$585,134
Accounts payable	390,947	76,055
Accrued interest	14,722	39,384
Accrued expenses	68,442	46,719
Loan Payable to office	-	50,159
Liability for common stock to be issued	174,000	131,000
Lease liability - current portion	14,426	13,891
Deferred revenue	-	384
Total current liabilities	1,167,356	942,726

Lease liability - net of current portion	50,100	8,933

Total liabilities	1,217,456	951,659

Stockholders’ equity (deficit):
Common stock, par value $0.00001; 400,000,000 shares authorized, 275,858,714 and 107,039,107 outstanding at March 31, 2021 and 2020, respectively	2,760	1,070
Additional paid-in capital	63,417,565	58,213,365
Accumulated deficit	(62,149,078)	(58,522,632)
Accumulated other comprehensive income	-	-
Total stockholders’ equity (deficit)	1,271,247	(308,197)

Total liabilities and stockholders’ equity (deficit)	$2,488,703	$643,462

The accompanying notes are an integral part of the consolidated financial statements.

F-1

TAURIGA SCIENCES, INC. AND SUBSDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN US$)

	For the Years Ended
	March 31,
	2021	2020

Cash flows from operating activities
Net loss attributable to controlling interest	$(3,626,446)	$(3,033,290)
Adjustments to reconcile net loss to cash used in operating activities:
Bad debt expense	29,404	64,146
Amortization of original issue discount	100,543	67,044
Non-cash lease operating lease expense	327	331
Depreciation and amortization	1,737	914
Loss on disposal of fixed assets	-	1,230
Non-cash interest	253,869	75,960
Loss (gain) on extinguishment of debt	-	(113,468)
Gain on lease termination	(836)	-
Amortization of debt discount	645,832	687,486
Common stock issued and issuable for services (including stock-based compensation)	1,019,814	569,636
Gain on disposal of discontinued operation	244,706	(4,941)
Legal fees deducted from proceeds of notes payable	17,700	24,900
(Gain) loss on the sale of trading securities	(146,577)	(10,000)
Unrealized loss (gain) on trading securities	(1,023,600)	219,200
(Increase) decrease in assets
Prepaid expenses	20,544	(24,435)
Inventory (including deposits on inventory not received)	(495,861)	(117,839)
Proceeds (purchase) of trading securities, net	-	40,000
Accounts receivable	(19,051)	(106,726)
Increase (decrease) in liabilities
Accounts payable	314,892	41,352
Deferred revenue	(384)	384
Accrued expenses	21,722	46,720
Accrued interest	87,087	60,834
Cash used in operating activities	(2,554,578)	(1,510,562)

Cash flows from investing activities
Investment in VTGN warrants	-	(37,500)
Exercise of unregistered warrants for common stock	(240,000)	-

Sales proceeds from trading securities	302,827	-
Investment - other	(416,587)	(68,100)
Purchase of property and equipment	(16,094)	(2,612)
Cash used in investing activities	(369,854)	(108,212)

Cash flows from financing activities
Loan from Officer	(50,159)	50,159
Repayment of principal on notes payable to individuals and companies	(221,457)	(27,500)
Proceeds from the sale of common stock (including to be issued)	1,665,211	244,420
Proceeds from notes payable to individuals and companies	482,000	971,100
Proceeds from sale of registered shares - Tangiers Investment Agreement	400,515	-
Proceeds from convertible notes	692,800	-
Cash provided by financing activities	2,968,910	1,238,179
Net decrease in cash	44,478	(380,595)

Cash, beginning of year	5,348	385,943
Cash, end of year	$49,826	$5,348

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest Paid	$78,542	$43,819
Taxes Paid	$-	$-

NON-CASH ITEMS
Recognition of lease liability and right of use asset at inception	$67,938	$12,066
Recognition of lease liability and right of use asset lease modification	$-	23,177
Conversion of notes payable and accrued interest for common stock	$1,700,675	$496,262
Original issue discount on notes payable and debentures	$68,333	$10,000
Recognition of debt discount	$208,806	$794,272

The accompanying notes are an integral part of the consolidated financial statements.

F-2

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are filed herewith as a part of this Amendment.

Exhibit Number	Description

31.1	Certification of Chief Executive Officer of Tauriga Sciences, Inc. Required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Accounting Officer of Tauriga Sciences, Inc. Required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer of Tauriga Sciences, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63

32.2	Certification of Principal Accounting Officer of Tauriga Sciences, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Seth M. Shaw	August 16, 2021
Seth M. Shaw, Principal Executive Officer	Date

/s/ Kevin P. Lacey	August 16, 2021
Kevin P. Lacey, Principal Accounting Officer	Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Seth M. Shaw	August 16, 2021
Seth M. Shaw, Director	Date

/s/ Dr. David L. Wolitzky	August 16, 2021
Dr. David L. Wolitzky, Director	Date

/s/ Thomas J. Graham	August 16, 2021
Thomas J. Graham, Director	Date

/s/ Chris Sferruzzo	August 16, 2021
Chris Sferruzzo, Director	Date

/s/ James V. Rosati	August 16, 2021
James V. Rosati, Director	Date