Form 10-Q
period 2021-06-30
TAURIGA SCIENCES, INC.
filed 2021-08-16
CIK 1142790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common Stock, $.00001 Par Value

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or, an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company”, in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 13, 2021, the registrant had 287,871,214 shares of its Common Stock, $0.00001 par value, outstanding.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	TAUG	OTCQB

2

PART I. FINANCIAL STATEMENTS

TAURIGA SCIENCES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN US$)

	June 30, 2021	March 31, 2021
	(UNAUDITED)
ASSETS
Current assets:
Cash	$66,894	$49,826
Accounts receivable, net allowance for doubtful accounts	5,403	32,227
Investment - trading securities	1,557,222	1,334,425
Investment - other	224,106	224,106
Inventory asset	222,901	201,372
Prepaid inventory	417,710	423,200
Prepaid expenses and other current assets	174,367	131,411
Total current assets	2,668,603	2,396,567

Lease right of use asset	60,588	64,301
Assets held for resale	11,084	11,084
Property and equipment, net	13,076	12,063
Leasehold improvements, net of amortization	4,375	4,688

Total assets	$2,757,726	$2,488,703

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Notes payable, net of discounts	$1,004,615	$504,819
Accounts payable	164,982	390,947
Accrued interest	30,587	14,722
Accrued expenses	28,678	68,442
Liability for common stock to be issued	100,000	174,000
Lease liability - current portion	14,747	14,426
Deferred revenue	38,556	-
Total current liabilities	1,382,165	1,167,356

Lease liability - net of current portion	46,291	50,100
Contingent liability	75,000	-
Total liabilities	1,503,456	1,271,247

Stockholders’ equity (deficit):
Common stock, par value $0.00001; 400,000,000 shares authorized, 285,696,214 and 275,858,714 outstanding at June 30, 2021 and March 31, 2021, respectively	2,858	2,760
Additional paid-in capital	64,232,854	63,417,565
Accumulated deficit	(62,981,442)	(62,149,078)
Accumulated other comprehensive income	-	-
Total stockholders’ equity (deficit)	1,254,270	1,271,247

Total liabilities and stockholders’ equity (deficit)	$2,757,726	$2,488,703

The accompanying notes are an integral part of the condensed consolidated financial statements.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN US$)

	For the Three Months Ended
	June 30,
	2021	2020

Gross revenue	$45,940	$84,501
Sales Discounts	(12,207)	(19,434)
Sales returns	(366)	(263)
Net Revenue	33,367	64,804

Cost of goods sold	15,203	45,531

Gross profit	18,164	19,273

Operating expenses
Marketing and advertising	96,279	33,066
Research and development	13,439	1,817
Fulfilment services	40,458	20,450
General and administrative	842,808	564,023
Depreciation and amortization expense	1,245	219
Total operating expenses	994,229	619,575

Loss from operations	(976,065)	(600,302)

Other income (expense)
Interest expense	(435,811)	(319,622)
Unrealized gain (loss) on trading securities	(246,166)	20,033
Gain (Loss) on conversion of debt	-	(45,770)
Gain on sale of trading securities	825,678	-
Total other income (expense)	143,701	(345,359)

LOSS FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(832,364)	(945,661)

PROVISION FOR INCOME TAXES	-

Net loss	(832,364)	(945,661)

Net loss attributable to common shareholders	$(832,364)	$(945,661)
Loss per share - basic and diluted - Continuing operations	$(0.003)	$(0.007)
Weighted average number of shares outstanding - basic and fully diluted	277,978,907	128,867,481

The accompanying notes are an integral part of the condensed consolidated financial statements.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED JUNE 30, 2021

(UNAUDITED)

			Additional		Total
	Number of		paid-in	Accumulated	stockholders’
	shares	Amount	capital	deficit	deficit
Balance at March 31, 2021	275,858,714	$2,760	$63,417,565	$(62,149,078)	$1,271,247

Issuance of shares via private placement at $0.024 to $0.09 per share	2,300,000	23	173,977	-	174,000
Issuance of commitment shares - debt financing at $0.028 to $0.092 per share	1,800,000	18	200,982	-	201,000
Stock-based compensation vesting	-	-	62,387	-	62,387
Stock issued for services at $0.0306 to $0.05	5,737,500	57	(57.00)	-	-
Recognition of beneficial conversion feature of convertible notes	-	-	378,000	-	378,000
Net loss for the year ended June 30, 2021	-	-	-	(832,364)	(832,364)
Balance at June 30, 2021	285,696,214	2,858	64,232,854	(62,981,442)	1,254,270

The accompanying notes are an integral part of the condensed consolidated financial statements.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED JUNE 30, 2020

(UNAUDITED)

Balance at March 31, 2020	107,039,107	1,070	58,213,365	(58,522,632)	(308,197)
Issuance of shares via private placement at $0.025 to $0.035 per share	6,000,000	60	190,940	-	191,000
Issuances of commitment shares - debt financing at $0.03 to $0.0322 per share	525,000	5	16,570	-	16,575
Shares issued for note conversion at $0.01869 to $0.02128 per share	20,009,621	200	397,863	-	398,063
Stock-based compensation vesting	-	-	245,849	-	245,849
Stock issued for services at $0.31 to $0.32	6,000,000	60	(60)	-	-
Issuance of unrestricted shares - Tangiers Investment agreement at $0.02614 to $0.02754	5,750,000	58	154,360	-	154,418
Recognition of beneficial conversion feature of convertible notes	-	-	182,206	-	182,206
Net loss for the three months ended June 30, 2020	-	-	-	(945,661)	(945,661)

Balance at June 30, 2020	145,323,728	$1,453	$59,401,093	$(59,468,293)	$(65,747)

The accompanying notes are an integral part of the condensed consolidated financial statements.

TAURIGA SCIENCES, INC. AND SUBSDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN US$)

	For the Three Months Ended
	June 30,
	2021	2020
Cash flows from operating activities
Net loss attributable to controlling interest	$(832,364)	$(945,661)
Adjustments to reconcile net loss to cash used in operating activities:
Bad debt expense	1,109	18,008
Amortization of original issue discount	22,456	26,183
Non-cash lease operating lease expense	225	92
Depreciation and amortization	1,245	219
Non-cash interest	201,000	16,574
Amortization of debt discount	177,639	253,201
Common stock issued and issuable for services (including stock-based compensation)	62,387	245,851
Gain on disposal of discontinued operation	-	-
Legal fees deducted from proceeds of notes payable	-	6,700
(Gain) loss on the sale of trading securities	(825,678)	-
Unrealized loss (gain) on trading securities	246,166	(20,033)
(Increase) decrease in assets		-
Prepaid expenses	(42,956)	4,025
Inventory (including inventory not received)	(16,039)	(103,697)
Investments in trading securities	(1,079,961)	-
Proceeds from sale of trading securities	1,436,676	-
Accounts receivable	25,715	(15,952)
Increase (decrease) in liabilities		-
Accounts payable	(225,965)	44,717
Deferred revenue	38,556	292
Accrued expenses	35,236	5,353
Accrued interest	15,865	20,653
Cash used in operating activities	(758,688)	(443,475)

Cash flows from investing activities
Investment - other	-	(183,443)
Purchase of property and equipment	(1,945)	-
Cash used in investing activities	(1,945)	(183,443)

Cash flows from financing activities
Repayment of principal on notes payable to individuals and companies	(112,299)	(100,000)
Proceeds from the sale of common stock (including to be issued)	100,000	75,000
Proceeds from notes payable to individuals and companies	790,000	-
Proceeds from sale of registered shares - Tangiers Investment Agreement	-	154,418
Proceeds from convertible notes	-	492,800
Cash provided by financing activities	777,701	622,218
Net decrease in cash	17,068	(4,700)

Cash, beginning of year	49,826	5,348
Cash, end of year	$66,894	$648

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest Paid	$18,843	$50,000
Taxes Paid	$-	$-

NON-CASH ITEMS
Conversion of notes payable and accrued interest for common stock	$-	$398,062
Original issue discount on notes payable and debentures	$48,000	$-
Recognition of debt discount	$378,000	$182,206

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTH ENDED JUNE 30, 2021 AND 2020

(US$)

(UNAUDITED)

NOTE 1 – BASIS OF OPERATIONS AND GOING CONCERN AND GOING CONCERN

NATURE OF BUSINESS

The unaudited condensed consolidated financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed consolidated financial statements and notes are presented as permitted on Form 10-Q and do not contain certain information included in the Company’s annual statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the March 31, 2021 Form 10-K filed with the SEC, including the audited consolidated financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed consolidated financial statements are reasonable, the accuracy of the amounts is in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

These condensed consolidated financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the operations and cash flows for the periods presented.

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

On March 18, 2020, the Company filed a Provisional U.S. Patent Application covering its pharmaceutical grade version of Tauri-Gum™. This patent application, filed with the United States Patent & Trademark Office (“U.S.P.T.O.”), titled: “MEDICATED CBD COMPOSITIONS, METHODS OF MANUFACTURING, AND METHODS OF TREATMENT.” The Company’s proposed pharmaceutical grade version of Tauri-Gum™ is being developed for nausea regulation, intended specifically to target patients subjected to ongoing chemotherapy treatment(s) (the “Indication”). The delivery system for this pharmaceutical product is an improved version of the existing “Tauri-Gum™” chewing gum formulation based on continued research and development. The Company converted this provisional patent application into a U.S. Non-Provisional Patent Application March 17, 2021.

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

FOR THE THREE MONTH ENDED JUNE 30, 2021 AND 2020

(US$)

(UNAUDITED)

NOTE 1 – BASIS OF OPERATIONS AND GOING CONCERN (CONTINUED)

NATURE OF BUSINESS (CONTINUED)

Tauriga Pharma Corp. (Continued)

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

Chief Medical Officer

On July 15, 2020, the Company appointed Dr. Keith Aqua (“Dr. Aqua”) as an independent contractor to the position of Chief Medical Officer (“CMO”) and entered into a consulting agreement with Dr. Aqua which carries a term of 12 months from inception, expiring on July 15, 2021. In his CMO capacity, Dr. Aqua assisted the Company in the development of the Company’s proposed pharmaceutical grade version of Tauri-Gum™. In addition, Dr. Aqua helped to establish a distribution network for the Company to market its Tauri-Gum™ brand to a variety of physicians and medical practices in southern Florida. In consideration of the services provided by Dr. Aqua, and pursuant to the terms of the Agreement, the Company issued Dr. Aqua (i) upon entry into the Agreement 750,000 shares of restricted common stock, (ii) 750,000 shares of restricted common stock which were issued in equal monthly instalments of 62,500 shares beginning August 15, 2020 thru the expiration date, and (iii) agreed to $4,000 cash per quarter during the term of the Agreement, payable following the completion of each such quarter. As of June 30, 2021, the Company issued 1,375,000 restricted shares of its common stock to Dr. Aqua valued at $54,313 ($0.0395 per share). Subsequent to June 30, 2021, Dr. Aqua was issued 125,000 restricted shares of its common stock valued at $4,938 ($0.0395 per share). As of this report date, the Company is current negotiating the renewal of this agreement.

NFTauriga Corp.

Effective April 14, 2021, the Company formed NFTauriga Corp. in the State of Nevada, as a wholly owned subsidiary. The Company is the sole holder of total authorized 100 shares having a par value of $0.00001. The Company’s Chief Executive Officer, Seth M. Shaw is the initial sole member of the board of directors, to serve until a qualified successor is duly elected. Mr. Shaw will also serve as the Chief Executive Officer and Secretary. The registered office of NFTauriga Corp. in the State of Delaware shall be at 1013 Centre Road, Suite 403-B, Wilmington, DE 19805 in the County of New Castle. The name of its registered agent at such address is Vcorp Services, LLC. NFTauriga Corp. will have the same fiscal year and principal executive office and the Company.

Master Services Agreement

On December 16, 2020, the Company entered into a Master Services Agreement with North Carolina based Clinical Strategies & Tactics, Inc. (“CSTI”) to resume the clinical development of its proposed anti-nausea pharmaceutical grade version of Tauri-Gum™. CSTI will primarily focus its efforts on (i) Pharmaceutical Development Strategy, (ii) Commercialization Strategy, and (iii) Funding Strategy. The Company will with work with CSTI’s founder and chief executive officer, JoAnn C. Giannone. Ms. Giannone has over 25 years’ experience effectively leading companies through the drug and medical device development process. On December 23, 2020, the Company funded the initial consulting fees associated with this Agreement, in the amount of $67,500, exclusive of out-of-pocket reimbursable expenses. The Company has paid additional fees, effected through change orders to the original contract, in the amount of $85,000. These additional fees were for pharmaceutical testing and market research. Under the terms of the Agreement and related statement of work, CTSI will provide a high-level assessment and documentation of the development efforts required to commercialize the proposed pharmaceutical product globally, a commercial assessment, and a review of potential funding strategies and funding sources and potential business partners. The delivery system for this proposed pharmaceutical version is a modified version (with higher concentration of CBD) of the existing Tauri-Gum™” chewing gum formulation based on continued research and development. As of June 30, 2021, $31,059 of contract payments were recorded as prepaid expense for services yet to be rendered.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTH ENDED JUNE 30, 2021 AND 2020

(US$)

(UNAUDITED)

NOTE 1 – BASIS OF OPERATIONS AND GOING CONCERN (CONTINUED)

COMPANY PRODUCTS

Tauri-GumTM

In late December 2018, the Company entered into a “Manufacturing Agreement” with Maryland based chewing gum manufacturer, Per Os Biosciences LLC (“Per Os Bio”) to launch a white label line of CBD infused chewing gum under the brand name Tauri-GumTM.

The Manufacturing Agreement with Per Os Bio to produce Tauri-GumTM initially consisted of 10mg of CBD isolate for its inaugural mint flavor. This proprietary CBD Gum will be manufactured under U.S. Patent # 9,744,128 (“Method for manufacturing medicated chewing gum without cooling”). Each production batch is tested by a 3rd Party for CBD label content, THC content (0%), and clear for microbiology. The retail packaging consists of an 8-piece blister card labeled with lot number and expiration date.

In October 2019, we also filed trademark applications for the above-referenced marks in each of the European Union and Canada. The Company received notice of allowance from the European Union Intellectual Property Office granting the Company its trademark registration for Tauri-Gum™ (E.U. Trademark # 018138334) on February 18, 2020.

During fiscal year 2020, the Company commenced development of a cannabigerol “CBG” isolate infused version of Tauri-Gum™ introducing Peach-Lemon flavor (containing 10mg CBG per piece) and Black Currant Flavor (containing 15mg of CBG per piece).

During fiscal year 2021, the Company developed an Immune Booster version of Tauri-Gum™ chewing gum. This product contains 60mg of Vitamin C and 10mg of Elemental Zinc per piece. This product does not contain any phytocannabinoids (i.e., CBD or CBG).

During late fiscal year 2021, the Company enhanced its original Tauri-Gum™ formulation by increasing the infusion concentrations of both its Cannabidiol (“CBD”) and Cannabigerol (“CBG”) Tauri-Gum™ products to 25mg per piece of chewing gum (previous concentration was 10mg for the Pomegranate, Blood Orange, Mint, and Peach-Lemon flavors and 15mg for the Black Currant flavor). Additionally, the Company increased its Tauri-Gum™ product offerings to 9 SKUs. The new offerings being introduced are Cherry-Lime Rickey flavored Caffeine infused chewing gum, an 8-piece blister pack of containing 50mg of caffeine per piece and Golden Raspberry flavored Vitamin D3 infused chewing gum, containing 2,000 IU (50 micrograms) of Vitamin D3 per piece. Through its October 2020 partnership with Think Big LLC (the Company founded by the son of late iconic U.S. rap artist, NOTORIOUS BIG aka “Frank White”), the Company is also offering 2 limited edition Licensed Tauri-Gum™/Frank White products: Honey-Lemon flavored chewing gum (containing: 15mg CBD, 15mg CBG, 5mg Vitamin C, 10mg Zinc per piece) and Mint flavor (25mg CBD per piece).

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

All of the CBD/CBG Tauri-GumTM skus are made in the USA, formulations are allergen free, gluten free, vegan, kosher certified (K-Star), Halal certified (Etimad), non-GMO, vegan incorporated by a proprietary lab-tested manufacturing process.

See our “Risk Factors” contained in our Annual Report dated March 31, 2021 filed with the Securities and Exchange Commission on June 29, 2021, including with respect, but not limited, to Federal laws and regulations that govern CBD and cannabis.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTH ENDED JUNE 30, 2021 AND 2020

(US$)

(UNAUDITED)

NOTE 1 – BASIS OF OPERATIONS AND GOING CONCERN (CONTINUED)

COMPANY PRODUCTS (CONTINUED)

Tauri-Gummies™

On November 25, 2019, the Company announced that it has finalized the formulation for its Vegan 25 mg CBD (Isolate) Infused Gummies product to be branded Tauri-Gummies™ for which a trademark was filed in Switzerland and the European Union. The company has received a Notice of Allowance from the European Union Intellectual Property Office (“E.U.I.P.O.”) granting the Company its trademark Registration for: Tauri-Gummies™ (E.U. Trademark # 018138348), effective June 24, 2020. This Notice of Allowance extends our protective period for this mark until October 2029 and may be extended thereafter for ten-year intervals.

This gelatin free, plant-based, Vegan and Kosher certified formulation contains 24 gummies per jar, 6 of each flavor (cherry, orange, lemon and lime). Each gummy contains 25mg of CBD isolate (600 mg of CBD isolate per jar). These gum drops have been manufactured in the “Nostalgic” 1950s confectionary style. The Company commenced sales of Tauri-Gummies™ in January 2020.

Other Products

The Company, from time to time, will offer various formats of CBD product through its e-commerce website. As of this report date the Company is currently offering a 70% dark chocolate 30mg CBD non-GMO dietary supplement and 100mg CBD scented bath bombs (Mint, Pomegranate, Blood Orange, Black Currant). The Company also offers 100mg CDG infused Peach/Lemon bath bombs as well as a D3 infused Golden Raspberry and Cherry Lime Rickey caffeine infused bath bombs. The Company’s current offering includes a line of skin care products sold on its ecommerce website under the product line name of Uncle Bud’s. The skin care products include three different 4.2mg CBD facemasks (collagen, detoxifying and tightening masks), 100mg CBD daily moisturizer, 30mg CBD anti-wrinkle dream, hand and foot cream with hemp seed oil, 120mg CBD massage and body oil, 240mg CBD body revive roll-on, 35mg CBD transdermal patch and 120mg CBD body spray. The Company also offers Tauri-Pet dog food in three flavors (peanut butter, butternut squash and crispy apple. Additionally, on December 1, 2020, the Company announced the commencement of development of a Caffeine infused version of Tauri-Gum™. When production run is complete, this will represent the 7th SKU of the Tauri-Gum™ product line.

For a full list of our currently available products please visit our e-Commerce website at https://taurigum.com/.

DISTRIBUTION OF THE COMPANY’S PRODUCTS

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

FOR THE THREE MONTH ENDED JUNE 30, 2021 AND 2020

(US$)

(UNAUDITED)

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

As consideration for each Brand Ambassador’s Services set forth under their respective PSAs, the Company agreed to issue each Brand Ambassador 1,500,000 restricted shares of the Company’s common stock, upon execution of the PSA and PSA 2. These shares were issued on December 17,2020. In the event that the applicable PSA has not previously been terminated, following the one-year anniversary of the Effective Date, an additional 1,500,000 restricted shares of Company’s common stock shall be issued to each Brand Ambassador, subject to the satisfaction of the terms of such additional services and/or criteria to be mutually agreed upon by the parties to the PSA and/or the PSA 2, as the case may be. In total, all shares issued and to be issued had a value of $183,600 that will be recognized over the term of the contract. As of this report date, the Company has taken delivery on the initial production run for the co-branded gum.

Stock Up Express Agreement

Effective February 1, 2021, the Company entered into a distribution agreement with Connecticut based Stock Up Express, a division of Bozzuto’s Inc., a distributor that generates more than $3 Billion in annual sales. The agreement shall remain in effect for a period of two (2) years, with automatic renewal for additional successive one (1) year terms. Under terms of this distribution agreement, Stock Up Express will market and resell the Company’s flagship brand, Tauri-Gum™, to its customer base of wholesale and retail customers in the mainland United States. The two companies will jointly market Tauri-Gum™ to Stock Up Express’ customer base. The Agreement allows for modification of product offerings, and the Company expects to offer additional product items over the course of calendar year 2021. Either party may terminate this Agreement for convenience by giving a sixty (60) day written notice to the other party or either party has the right to terminate this agreement if the other party breaches or is in default of any obligation hereunder, including the failure to make any payment when due, which default is incapable of cure or which, being capable of cure, has not been cured within thirty (30) days after receipt of written notice from the non-defaulting party or within such additional cure period as the non-defaulting party may authorize in writing. As of June 30, 2021, the Company has recognized no sales under this agreement.

The Company has entered into multiple other arrangements that are more fully described in our periodic and current reports that we have filed with the Securities and Exchange Commission and included in those agreements filed by reference as exhibits thereto.

REGULATORY MATTERS

Food and Drug Administration (“FDA”)

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

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTH ENDED JUNE 30, 2021 AND 2020

(US$)

(UNAUDITED)

REGULATORY MATTERS (CONTINUED)

Food and Drug Administration (“FDA”) (Continued)

FDA Clinical Trial Process – United States Drug Development

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

The process required by the FDA before a drug may be marketed in the United States generally involves the following:

● completion of extensive pre-clinical in vitro and animal studies to evaluate safety and pharmacodynamic effects, formulation development, analytical method development, and manufacturing of the active pharmaceutical ingredient (API) and drug product for clinical trials in accordance with applicable regulations, including the FDA’s Current Good Laboratory Practice (cGLP) regulations and Current Good Manufacturing Practice (cGMP) regulations;

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

Once a pharmaceutical product candidate is identified for development, it enters the pre-clinical testing stage. Pre-clinical tests include laboratory evaluations of product characterization, drug product formulation development and stability, as well as pharmacology and toxicology animal studies. An IND Sponsor must submit the results of the pre-clinical tests, together with manufacturing information, analytical data and any available clinical data or literature, to the FDA as part of the IND. The sponsor must also include a protocol detailing, among other things, the objectives of the initial clinical trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated if the initial clinical trial lends itself to an efficacy evaluation. Some pre-clinical testing may continue even after the IND is submitted. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA raises concerns or questions related to a proposed clinical trial and places the trial on a clinical hold within that 30-day period. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Clinical holds also may be imposed by the FDA at any time before or during clinical trials due to safety concerns or non-compliance and may be imposed on all drug products within a certain class of drugs. The FDA also can impose partial clinical holds, for example, prohibiting the initiation of clinical trials of a certain duration or for a certain dose.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTH ENDED JUNE 30, 2021 AND 2020

(US$)

(UNAUDITED)

NOTE 1 – BASIS OF OPERATIONS AND GOING CONCERN (CONTINUED)

REGULATORY MATTERS (CONTINUED)

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

The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, the manufacturer must develop methods for testing the identity, strength, quality and purity of the final product. Additionally, appropriate packaging must be selected and tested. Stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTH ENDED JUNE 30, 2021 AND 2020

(US$)

(UNAUDITED)

NOTE 1 – BASIS OF OPERATIONS AND GOING CONCERN (CONTINUED)

REGULATORY MATTERS (CONTINUED)

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

The FDA reviews all NDAs submitted before it accepts them for filing and may request additional information rather than accepting an NDA for filing. The FDA typically decides on accepting an NDA for filing within 60 days of receipt. The decision to accept the NDA for filing means that the FDA has made a threshold determination that the application is sufficiently complete to permit a substantive review. Under the goals and policies agreed to by the FDA under the Prescription Drug User Fee Act (“PDUFA”), the FDA’s goal to complete its substantive review of a standard NDA and respond to the applicant is ten months from the receipt of the NDA. The FDA does not always meet its PDUFA goal dates, and the review process is often significantly extended by FDA requests for additional information or clarification and may go through multiple review cycles.

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

FOR THE THREE MONTH ENDED JUNE 30, 2021 AND 2020

(US$)

(UNAUDITED)

NOTE 1 – BASIS OF OPERATIONS AND GOING CONCERN (CONTINUED)

REGULATORY MATTERS

New York State Department of Health (Continued)

These regulations came into effect on January 1, 2021, and all “cannabinoid hemp processors” and “cannabinoid hemp retailers” operating within the state of New York must be licensed by the NYDPH. The regulations expressly allow for food and beverages to contain “cannabinoids”, so long as such products meet certain requirements. To this end, the Company has submitted its license application with the NYDPH in compliance with this legislation. These regulations are evolving and the NYDPH recently issued a set of regulations to address the use of industrial hemp derived Δ8- Tetrahydrocannabinol (Δ8 THC) and Δ10- Tetrahydrocannabinol (Δ10 THC) in cannabinoid hemp products manufactured and sold in New York.

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

OTHER BUSINESS ITEMS

Strategic Marketing and Consulting Agreement with Mayer & Associates

On June 14, 2021, the Company entered into a 12-month Strategic Marketing and Consulting Agreement with Mayer & Associates. Under this agreement the Company will pay $150,000 along with the issuance of 3,500,000 shares of restricted common shares of Company stock. Half of the cash payment ($75,000) was paid upon execution of this agreement and the other half will be paid 90 days thereafter. Upon execution, the Company issued 2,200,000 of the above-mentioned shares. The remaining 1,300,000 above-mentioned shares will be issued 90 days after this contract was executed. Mayer and Associates will provide the Company with opportunities relating to the world of professional sports, with respect to its products and product lines. This includes, but is not limited to, introductions to professional sports leagues, celebrity (professional athletes) influencers/brand ambassadors/brand liaison(s), research and development opportunities, hosting of small periodic events for the Company and a diversified group of high-profile contacts and relationships, use social media exposure, podcasts backing of various elements from professional sports as well as assist the Company in advising of potential merger partners and developing corporate partnering relationships. The Company, at the sole discretion of its board, may pay an additional payment of $75,000 as permitted under this agreement based on performance. This additional payment will be recorded as a contingent liability on the Company condensed consolidated balance sheet until formally authorized by the Company’s board of directors. This agreement is terminable after six months. As of the date of this quarterly report date, the aforementioned shares have been issued.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTH ENDED JUNE 30, 2021 AND 2020

(US$)

(UNAUDITED)

NOTE 1 – BASIS OF OPERATIONS AND GOING CONCERN (CONTINUED)

GOING CONCERN

During the fourth quarter of the year ended March 31, 2019, the Company began sales and marketing efforts for its Mint flavored Tauri-GumTM product. During the year ended March 31, 2021, the Company recognized net sales of $285,319 and a gross profit of $122,692. During the three months ended June 30, 2021, the Company recognized net sales of $45,940 and a gross profit of $18,164. At June 30, 2021, the Company had a working capital surplus of $1,286,438 compared to a working capital surplus $1,229,211 for the year ended March 31, 2021. The current position is largely resultant from increased inventory levels and an increase in value of trading securities. Although the Company has a working capital surplus, there is no guarantee that this will continue therefore it still believes that there is uncertainty with respect to continuing as a going concern.

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

The Company, in the short term, intends to continue funding its operations either through cash-on-hand or through financing alternatives. Management’s plans with respect to this include raising capital through equity markets to fund future operations as well as the possible sale of its remaining marketable securities which had a market value of $1,557,222 at June 30, 2021. In the event the Company cannot raise additional capital to fund and/or expand operations or fails to raise adequate capital and generate adequate sales revenue, or if the regulatory landscape were to become more difficult or result in regulatory enforcement, it could result in the Company having to curtail or cease operations.

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

FOR THE THREE MONTH ENDED JUNE 30, 2021 AND 2020

(US$)

(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

These condensed consolidated financial statements include the accounts and activities of Tauriga Sciences, Inc., its wholly-owned Canadian subsidiary, its wholly-owned subsidiary Tauriga Pharma Corp. (f/k/a Tauriga Biz Dev Corp – or “Tauriga BDC” and referenced herein as Tauriga BDC for contextual purposes only in describing the Blink contractual arrangement), NFTauriga Corp. and Tauriga Sciences Limited. All intercompany transactions have been eliminated in consolidation. As of June 30, 2021, there is no activity in any of the Company’s subsidiaries other than Tauriga Pharma Corp.

SEGMENT INFORMATION

The Company has adopted provisions of ASC 280-10 Segment Reporting for the three months ended June 30, 2021 and 2020. This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making internal operating decisions. The Company and its Chief Operating Decision Makers determined that the Company’s operations consist of two segments: (i) The first division consists of all retail, wholesale and e-commerce product sales of CBD/CBG Tauri-GumTM, Tauri-GummiesTM, and other CBD/CBG products, and (ii) the second segment will be a research and development division that consist of liabilities and results from any activity relative to the progress in the development of the Company’s FDA IND application for Phase II Trial of its proposed pharmaceutical grade version of Tauri-Gum™. The cost basis investment in Aegea has been treated as a non-operating asset and will therefore not be reported as a part of the research and development division.

Results for the three months ended June 30,

	2021	2020
Revenue, net:
Tauri-gum	$33,367	$64,804
Pharma	-	-
Adjustments, eliminations and unallocated items	-	-
Total revenue, net	$33,367	$64,804

Cost of Sales		-
Tauri-gum	(15,203)	(45,531)
Pharma	-	-
Adjustments, eliminations and unallocated items	-	-
Total cost of sales	$(15,203)	$(45,531)

General and Administrative expense
Tauri-gum	$443,696	74,788
Pharma	34,304	-
Adjustments, eliminations and unallocated items	364,808	489,235
Total General and Administrative expense	$842,808	$564,023

Research and development
Tauri-gum	$13,439	$1,817
Pharma	-	-
Adjustments, eliminations and unallocated items	-	-
Total Research and Development	$13,439	$1,817

Marketing and fulfillment expense
Tauri-gum	$136,737	$53,516
Pharma	-	-
Adjustments, eliminations and unallocated items	-	-
Total Marketing and fulfillment expense	$136,737	$53,516

Depreciation and Amortization expense
Tauri-gum	$1,245	$219
Pharma	-	-
Adjustments, eliminations and unallocated items	-	-
Total depreciation expense	$1,245	$219

Operating Loss
Tauri-gum	$(576,953)	$(111,067)
Pharma	(34,304)	-
Adjustments, eliminations and unallocated items	(364,808)	(489,235)
Total operating loss	$(976,065)	$(600,302)

	June 30, 2021	March 31, 2021
Total Assets
Tauri-gum	$801,360	$736,044
Pharma	200,189	200,440
Unallocated	1,756,177	1,552,219
Total Assets	$2,757,726	$2,488,703

Total Liabilities
Tauri-gum	$348,161	$186,568
Pharma	1,008	188,210
Unallocated	1,154,287	842,678
Total liabilities	$1,503,456	$1,217,456

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTH ENDED JUNE 30, 2021 AND 2020

(US$)

(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This standard provides a single set of guidelines for revenue recognition to be used across all industries and requires additional disclosures. The updated guidance introduces a five-step model to achieve its core principle of the entity recognizing revenue to depict the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted the updated guidance effective October 1, 2017, using the full retrospective method. The new standard did not have a material impact on its financial position and results of operations, as it did not change the manner or timing of recognizing revenue.

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

On March 29, 2018 the Company, through Tauriga BDC, entered into an independent sales representative agreement with Blink to be a non-exclusive independent sales representative. Under the agreement with Blink, the Company may solicit orders from potential customers for EV charging station placement. On June 29, 2018, the Company purchased four Blink Level 2 - 40” pedestal chargers for permanent placement in a retail location or locations whereby the Company will pay a variable annual fee based on 7% of total revenue per charging unit. The remainder of the proceeds will be split 80/20 between the Company and the host location owner or its assignee. The host location owner will pay for the cost of providing power to these unit as well as installation costs. As of June 30, 2021, we have not installed any of these machines in any locations, and no revenue has been generated through the Blink contract. The Company has decided to abandon this business line, and therefore, we have reclassified these assets as held for sale.

The Company recognizes revenue upon the satisfaction of the performance obligation. The Company considers the performance obligation met upon shipment of the product or delivery of the product. For ecommerce orders, the Company’s products are shipped by a fulfillment company and payment is made in advance of shipment either through credit card or PayPal. The Company also delivers the product to its customers that they market to in the metropolitan New York Tri-State area that are not covered under any existing distribution agreements. The Company generally collects payment within 30 to 60 days of completion of its performance obligation, and the Company has no agency relationships. The Company recognized net revenue from operations in the amount of $33,367 during the three months ended June 30, 2021 and $285,319 during the year ended March 31, 2021. All revenue is from the sale of the Company’s Tauri-GumTM product line and there were accounts receivable, net of allowance for doubtful accounts in the amount of $5,403 outstanding for these sales, as of June 30, 2021.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company maintains an allowance for doubtful accounts, which includes sales returns, sales allowances and bad debts. The allowance adjusts the carrying value of trade receivables for the estimate of accounts that will ultimately not be collected. An allowance for doubtful accounts is generally established as trade receivables age beyond their due dates, whether as bad debts or as sales returns and allowances. As past due balances age, higher valuation allowances are established, thereby lowering the net carrying value of receivables. The amount of valuation allowance established for each past-due period reflects the Company’s historical collections experience, including that related to sales returns and allowances, as well as current economic conditions and trends. The Company also qualitatively establishes valuation allowances for specific problem accounts and bankruptcies, and other accounts that the Company deems relevant for specifically identified allowances. The amounts ultimately collected on past-due trade receivables are subject to numerous factors including general economic conditions, the financial condition of individual customers and the terms of reorganization for accounts exiting bankruptcy. Changes in these conditions impact the Company’s collection experience and may result in the recognition of higher or lower valuation allowances. At June 30, 2021, the Company has established an allowance for doubtful accounts in the amount of $94,659.

SALES REFUNDS

The Company’s refund policy allows customers to return product for any reason except where the customer does not like the taste of the product. The customer has 30 days from the date of purchase to initiate the process. Returns are limited to one return or exchange per customer. Only purchases up to $100 qualify for a refund. Approved return/refund requests are typically processed within 1-2 business days. For product purchases made through a Tauri-GumTM distributor or retailer, the customer is required to work with original purchase location for any return or exchange. The Company has not established a reserve for returns as of June 30, 2021 however will monitor the refunds to estimate whether a reserve will be required.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTH ENDED JUNE 30, 2021 AND 2020

(US$)

(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

USE OF ESTIMATES

The preparation of these condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH EQUIVALENTS

For purposes of reporting cash flows, cash equivalents include investment instruments purchased with an original maturity of three months or less. At June 30, 2021, the Company’s cash on deposit with financial institutions did not exceed the total FDIC insurance limit of $250,000. At June 30, 2021 and March 31, 2021, the Company had a cash balance of $66,894 and $49,826, respectively. The Company’s does not expect, in the near term, for its cash balance to exceed the total FDIC insurance limit of $250,000 for other than very short periods of time where the Company would use such cash in excess of insurance in the very short-term in operating activities. To reduce its risk associated with the failure of such financial institution, the Company holds its cash deposits in more than one financial institution and evaluates at least annually the rating of the financial institution in which it holds its deposits. The Company had no cash equivalents as of June 30, 2021 and March 31, 2021.

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

INVESTMENT – COST METHOD

Investment in other companies that are not currently trading, are valued based on the cost method as the Company holds less than 20% ownership in these companies and has no influence over operational and financial decisions of the companies. The Company will evaluate, at least annually, whether impairment of these investments is necessary under ASC 320. During the year ended March 31, 2021, the Company has recorded a loss on the impairment on two of its cost method investments in the amount of $244,706. The Company did not record a loss on the impairment on investments for the three months ended June 30, 2021.

INVENTORY

Inventory consists of finished goods in salable condition stated at the lower of cost or market determined by the first-in, first-out method. The inventory consists of packaged and labeled salable inventory. Shipping of product to finished good inventory fulfilment center is also included in the total inventory cost. Shipping of product upon sale for e-commerce sales is paid by the customer upon ordering for orders of single packs of Tauri-GumTM. For multiple pack or wholesale product orders shipping cost is paid by the Company. As of June 30, 2021, the Company’s inventory on hand had a value of $222,901 compared to $201,372 at March 31, 2021. The Company has not established any inventory reserve on the Tauri-GumTM as of June 30, 2021. As of June 30, 2021, the Company had $423,200 in funds paid for inventory not received. The Company experienced Covid-19 related delays in the current production of Tauri-GumTM involving a shortage in packaging materials. As of this report date, the Company has taken delivery on $404,250 of gum inventory.

SHIPPING AND HANDLING COSTS

The Company’s fulfillment handling costs are provided by independent contractors through fixed fee arrangements which may also include incentives. These fees also contain a large degree of consultative, administrative and warehousing services as part of the fixed fee. Management believes that due to these factors it is more representative to include these amounts as general and administrative costs instead of cost of goods sold. For the three months ended June 30, 2021 and 2020, the Company incurred fulfillment costs in the amount of $40,458 and $20,450, respectively.

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

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTH ENDED JUNE 30, 2021 AND 2020

(US$)

(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SHIPPING AND HANDLING COSTS

The Company had net shipping expense:

	Three Months Ended June 30,
	2021	2020
Shipping revenue	$1,010	$752
Shipping expense	(3,612)	(6,547)
Net shipping expense	$(2,602)	$(5,795)

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

NET LOSS PER COMMON SHARE

The Company computes per share amounts in accordance with FASB ASC Topic 260 “Earnings per Share” (“EPS”), which requires presentation of basic and diluted EPS. Basic EPS is computed by dividing the income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock and common stock equivalents outstanding during the periods; however, potential common shares are excluded for period in which the Company incurs losses, as their effect is anti-dilutive. For the three months ended June 30, 2021 and 2020, basic and fully diluted earnings per share were the same as the Company had losses in this period.

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

FOR THE THREE MONTH ENDED JUNE 30, 2021 AND 2020

(US$)

(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RESEARCH AND DEVELOPMENT

The Company expenses research and development costs as incurred. Research and development costs were $13,439 and $1,817 for the three months ended June 30, 2021 and 2020, respectively. The Company is continually evaluating products and technologies, and incurs expenses relative to these evaluations, including in the natural wellness space, such as Tauri-Gum™ product development of new flavor formulations and other CBD delivery products, as well as development of a Cannabigerol (“CBG”) Isolate Infused version of its Tauri-Gum™ brand. We also incur expenses relative to collaboration agreements and any activity relative to the progress in the development of the Company’s FDA IND application for Phase II Trial of its proposed pharmaceutical grade version of Tauri-Gum™, as well as intellectual property or other related technologies. As the Company investigates and develops relationships in these areas, resultant expenses for trademark filings, license agreements, website and product development and design materials will be expensed as research and development. Some costs will be accumulated for subsidiaries prior to formation of any new entities.

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

FOR THE THREE MONTH ENDED JUNE 30, 2021 AND 2020

(US$)

(UNAUDITED)

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

As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by ASC 740 and concluded that the tax position of the Company does not meet the more-likely-than-not threshold as of June 30, 2021.

RECENT ACCOUNTING PRONOUNCEMENTS

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40), Accounting for Convertible Instruments and Contract’s in an Entity’s Own Equity. The ASU simplifies accounting for convertible instruments by removing major separation models required under current GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. The ASU simplifies the diluted net income per share calculation in certain areas. The ASU is effective for annual and interim periods beginning after December 31, 2021, and early adoption is permitted for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company is currently evaluating the impact that this new guidance will have on its condensed consolidated financial statements.

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

FOR THE THREE MONTH ENDED JUNE 30, 2021 AND 2020

(US$)

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

The following table disaggregates the Company’s net revenue by sales channel for the three months ended June 30:

	2021	2020
Revenue:
Distributor	$-	$-
E-Commerce	33,257	60,094
Wholesale	110	4,710
	$33,367	$64,804

Revenues from the Company’s E-Commerce channel represented 99.7% of total net sales for the three months ended June 30, 2021 compared to 92.7% for the prior year. As of June 30, 2021, the Company’s had an allowance for doubtful account collectability in the amount of $94,659 which was wholly attributable to the Wholesale channel. There were no significant contract asset or contract liability balances for periods presented. The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed. Collections of the amounts billed are typically paid by the customers within 30 to 60 days.

NOTE 4– INVENTORY

The following chart is the inventory value by product as of:

	March 31, 2021	March 31, 2020
CBD/CBG Tauri-GumTM	$163,545	$173,207
Tauri-GummiesTM	10,621	13,973
Other (1)	48,735	14,192
Total Inventory	$222,901	$201,372

(1)	Other inventory consists of holiday pouches sold as a bundled of Tauri-GumTM, chocolate coins, dog treats, other CBD products, bath bombs, honey, mints and skin care.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTH ENDED JUNE 30, 2021 AND 2020

(US$)

(UNAUDITED)

NOTE 4– INVENTORY (CONTINUED)

At June 30, 2021, there were $417,710 of prepayments on deposit with manufactures of Company products.

NOTE 5– PROPERTY AND EQUIPMENT

The Company’s property and equipment is as follows:

	June 30, 2021	March 31, 2021	Estimated Life
Computers, office furniture and other equipment	$15,651	$13,705	3-5 years
Less: accumulated depreciation	(2,575)	(1,642)

Net	$13,076	12,063

During the year ended March 31, 2021, the Company purchased office furniture in the amount of $8,722 for its new company headquarters in Wappingers Falls, New York. The furniture will be depreciated over 60 months commencing upon occupation of its new Company headquarters on January 6, 2021.

During the three months ended June 30, 2021, the Company purchased computer equipment in the amount of $1,945. This equipment will be depreciated of 36 months.

On June 29, 2018, the Company purchased four Blink Level 2 – 40” pedestal chargers for permanent placement in one or more retail locations whereby the Company would share revenue from these electric car vehicles charging units with such location owner. No depreciation expense has been recorded for the charging units as of June 30, 2021 due to the fact that they have not been placed in service. As of April 1, 2020, these charging units were reclassified as assets held for resale.

Depreciation expense for the three months ended June 30, 2021 and 2020 was $932 and $219, respectively.

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

	June 30, 2021	March 31, 2021	Expected Usage
Wappingers Falls office signage and sales display	$5,000	$5,000	48 months
Less: amortization	(625)	(313)

Net	$4,375	4,687

NOTE 7 – OPERATING LEASE

The Company has adopted ASU No. 2016-02, Leases (Topic 842), as of April 1, 2019 and will account for new leases in terms of the right of use assets and offsetting lease liability obligations for this new lease under this pronouncement. In accordance with ASC 842 – Leases, effective January 6, 2021, the Company recorded a net lease right of use asset and a lease liability at present value of approximately $67,938. The Company recorded these amounts at present value, in accordance with the standard, using a discount rate of 8.32% which is representative of the average borrowing rates for outstanding notes issued to non-related parties at the time of the entrance into the lease. The right of use asset is composed of the sum of all lease payments, at present value, and is amortized over the life of the expected lease term. For the expected term of the lease the Company used the initial term of the two-year lease. Upon the election by the Company to extend the lease for additional years, that election will be treated as a lease modification and the lease will be reviewed for remeasurement. This lease will be treated as an operating lease under the new standard.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTH ENDED JUNE 30, 2021 AND 2020

(US$)

(UNAUDITED)

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

For the three months ended June 30, 2021 and 2020, the Company recorded lease expense of $5,025 and $ 3,457, respectively. As of June 30, 2021, the value of the unamortized lease right of use asset is $60,588. As of June 30, 2021, the Company’s lease liability was $61,038.

The following chart shows the Company’s operating lease cost for the three months ended June 30, 2021 and 2020:

	For the three months ended June 30,
	2021	2020
Amortization of right of lease asset	$3,713	$3,457
Lease interest cost	1,312	451
Total Lease cost	$5,025	$3,908

Maturity of Operating Lease Liability for fiscal year ended March 31,

2022	$10,938
2023	16,201
2024	18,990
2025	14,909
Total lease payments	$61,038

	June 30, 2021	March 31, 2021
Right of Use (ROU) asset	$60,588	$64,301

	June 30, 2021	March 31, 2021
Operating lease liability:
Current	$14,747	$14,426
Non-Current	46,291	50,100
Total	$61,038	$64,526

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTH ENDED JUNE 30, 2021 AND 2020

(US$)

(UNAUDITED)

NOTE 8 – NOTES PAYABLE

CONVERTIBLE NOTE

On April 5, 2021, the Company effectuated a $525,000 six-month fixed convertible promissory note with Tangiers Global, LLC containing an original issue discount of $25,000. This note matures on October 5, 2021 and bears an interest rate of 8%, guaranteed. This note has a fixed conversion price of $0.075 per share. The Company recognized a beneficial conversion feature (“BCF”) on this note in the amount of $378,000. This BCF will be recognized as interest expense pro-rata over the life of the note. The Company may redeem the note by paying to Tangiers an amount as follows: (i) if within the first 90 days of the issuance date, then for an amount equal to 110% of the unpaid principal amount so paid of this Note along with any interest that has accrued during that period, and (ii) if after the 91st day, but by the 180th day of the issuance date, then for an amount equal to 120%. After 180 days from the effective date, the Company may not pay this note in cash, in whole or in part without prior written consent by Holder. The Company covenants that it will at all times reserve out of its authorized and unissued Common Stock the number of shares of Common Stock as shall be issuable upon the conversion of this note. Tangiers may not engage in any “shorting” or “hedging” transaction(s) in the Common Stock of the Company prior to conversion. The note contains a number of additional covenants and other provisions, including default or penalty clauses, cross-default, restrictions on note proceeds, maintain exchange and SEC requirements, delivery of shares, reservation of share requirements and other such provisions, each as set forth in more detail in the note and SPA. If an Event of Default occurs, the outstanding Principal Amount of this Note owing in respect thereof through the date of acceleration, shall become, at the Tangiers’s election, immediately due and payable in cash at the “Mandatory Default Amount”. The Mandatory Default Amount means 20% of the outstanding Principal Amount of this Note will be automatically added to the Principal Sum of the Note and tack back to the Effective Date for purposes of Rule 144. Commencing 5 days after the occurrence of any Event of Default that results in the eventual acceleration of this Note, this Note shall accrue additional interest, at a rate equal to the lesser of 18% per annum or the maximum rate permitted under applicable law. The Company has issued 1,000,000 of its restricted common debt incentive shares having a value of $129,000 ($.0129/share). As of June 30, 2021, this note had accrued interest of $19,738.

OTHER NOTES

On October 5, 2020, the Company entered into (i) an Inventory Financing Promissory Note in the aggregate principal amount of $135,000 with Jefferson Street Capital LLC, and (ii) a Securities Purchase Agreement. The note has a maturity date of October 5, 2021, carries $10,000 original issue discount (and a $3,000 due diligence fee paid to Moody Capital Solutions, Inc., the placement agent on behalf of Jefferson Street), and carries interest on the unpaid principal balance hereof at the rate of ten percent (10%) per annum beginning on the issuance date of October 5, 2020. Any amount of principal or interest on the note which is not paid when due shall bear interest at the rate of eighteen percent (18%) per annum from the due date thereof until the same is paid or converted in accordance with the terms of the note. The repayment of this note shall be in seven equal cash monthly installments beginning on April 5, 2021 and ending on October 5, 2021, for an aggregate amount of $148,500 (assuming no defaults). This note may not be converted by noteholder into shares of our Common Stock unless we default in our monthly repayment obligation pursuant to the cash repayment schedule noted above. In the event of a default of the note, noteholder shall have the right to convert all or any part of the outstanding and unpaid amounts into fully paid and non-assessable shares of Common Stock; provided, however, that in no event shall the holder be entitled to convert any portion of the note in excess of that portion of the note upon the conversion of which would result in beneficial ownership by noteholder and its affiliates of more than 4.99% of the outstanding shares of Common Stock (as determined in accordance with Section 13(d) of the Securities Exchange Act of 1934, as amended, and Regulations 13D-G thereunder. The beneficial ownership limitations noted above may not be waived by noteholder. The conversion price shall equal (subject to customary adjustments for stock splits, stock dividends or rights offerings, recapitalization, reclassifications, extraordinary distributions and similar events) 75% multiplied by the market price, which is defined to mean the lowest one-day volume weighted average price of our Common Stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. The note contains a number of default or penalty provisions, including, but not limited to, the following: (a) at any time after October 5, 2020, if in the case that the Company’s Common Stock is not deliverable by DWAC for any reason, an additional 10% discount will apply for all future conversions under all notes. If in the case that the Company’s Common Stock is “chilled” for deposit into the DTC system and only eligible for clearing deposit, an additional 15% discount shall apply for all future conversions under the Note while the “chill” is in effect; (ii) if both the events noted in (i) above were to occur, an additional cumulative 25% discount shall apply; (iii) if the Company ceases to be a reporting company pursuant to the 1934 Act or if the Note cannot be converted into free trading shares after one hundred eighty-one (181) days from the issuance date, an additional 15% discount will be attributed to the conversion price; if the Company ceases to be a reporting company under the 1934 Act, (iv) if, at any time the Borrower does not maintain the Share Reserve (defined below); (v) the Company fails to pay the principal or interest under the Note when due under the terms thereof (including the five (5) calendar day cure period); (vi) a cross-default by the Company of another of its outstanding notes; or (vii) the completion of a reverse stock split while this Note is outstanding (and without consent). Subject to certain exempt issuances by the Company, during the period where any portion of the Note remains outstanding to Jefferson Street, if the Company engages in any future financing transactions with a third party investor, the Company will provide Jefferson Street with written notice thereof promptly but in no event less than 10 days prior to closing any financing transactions, and if applicable, the Company shall adjust the terms of the note to such more favorable terms of a subsequent financing, if any. In connection with the note, the Company issued irrevocable transfer agent instructions reserving 21,000,000 shares of the Company’s Common Stock (“Share Reserve”) for the amount then outstanding.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTH ENDED JUNE 30, 2021 AND 2020

(US$)

(UNAUDITED)

NOTE 8 – NOTES PAYABLE (CONTINUED)

OTHER NOTES (CONTINUED)

On October 22, 2020, the Company issued to Jefferson Street 1,250,000 shares of its restricted common stock as debt commitment shares valued at $40,000 ($0.032 per share). Upon full conversion or repayment of this note, any shares remaining in such share reserve shall be cancelled and placed back into the treasury of the Company and available for issuance at a future date. As of June 30, 2021, this note had remaining unpaid principal of $80,335 and accrued interest of $938. As of this report date, the Company has made all scheduled payments under this note.

On November 18, 2020, we consummated an inventory financing transaction and entered into (i) a Promissory Note in the aggregate principal amount of $110,000 with SE Holdings, LLC, a Nevada limited liability company (“SE”), and (ii) a Securities Purchase Agreement (“SPA”). The note has a maturity date of September 11, 2021, and carried $10,000 original issue discount, and guaranteed interest of 12%. Any amount of principal or interest on the note which is not paid when due shall bear interest at the rate of twenty four percent per annum from the due date thereof until the same is paid or converted in accordance with the terms of the note. Principal payments shall be made in five (5) installments, each in the amount of US$22,500 commencing one the fifth monthly anniversary following the issue date and continuing thereafter each thirty (30) days for five (5) months (assuming no defaults or partial or complete conversions of our Common Stock as a form of repayment). This note may not be converted by SE into shares of our Common Stock unless we default in our monthly repayment obligation pursuant to the cash repayment schedule noted above. In the event of a default of the note, SE shall have the right to convert all or any part of the outstanding and unpaid amount of the note into fully paid and non-assessable shares of Common Stock at the lowest market price for the preceding five trading days; provided, however, that in no event shall SE be entitled to convert any portion of the note in excess of that portion of the note upon the conversion of which would result in beneficial ownership by SE and its affiliates of more than 4.99% of the outstanding shares of Common Stock (as determined in accordance with Section 13(d) of the Securities Exchange Act of 1934, as amended, and Regulations 13D-G thereunder.

The note contains a number of additional covenants and other provisions, including default or penalty clauses, cross-default, right to proceeds from other financings, reservation of share requirements and other such provisions, each as set forth in more detail in the note and SPA. At June 30, 2021, the note had remaining unpaid principal of $52,365 and accrued interest of $477. As of this report date, the Company has made all scheduled payments under this note.

On March 5, 2021, the Company entered into a Securities Purchase Agreement and a non-convertible redeemable note with GS Partners Capital, LLC. The $273,000 aggregate principal note has a maturity date of December 5, 2021 and carries $5,000 original issue discount with an interest rate of 6%. This note may be prepaid without penalty, provided that an event of default has not occurred. Upon an event of default, interest shall accrue at a default interest rate of 24% per annum or, if such rate is usurious or not permitted by current law, then at the highest rate of interest permitted by law. This note contains a number of additional covenants and other provisions, including default or penalty clauses, cross-default and other such provisions, each as set forth in more detail in the note and SPA. At June 30, 2021, the note had accrued interest of $5,251 with the full principal balance due.

On April 30, 2021, the Company entered into a Securities Purchase Agreement and a non-convertible redeemable note with GS Capital Partners, LLC. The $313,000 aggregate principal note has a maturity date of June 1, 2022 and carries $23,000 Original Issue Discount with an interest rate of 8%. This note may be prepaid without penalty, provided that an event of default has not occurred. Upon an event of default, interest shall accrue at a default interest rate of 24% per annum or, if such rate is usurious or not permitted by current law, then at the highest rate of interest permitted by law. This note contains a number of additional covenants and other provisions, including default or penalty clauses, cross-default and other such provisions, each as set forth in more detail in the note and SPA. At June 30, 2021, the note had accrued interest of $4,185 with the full principal balance due.

The Company did not issue any shares to noteholders to convert outstanding notes during the three months ended June 30, 2021.

During the year ended March 31, 2021, the Company issued 93,197,109 shares of common stock to holders of convertible notes to retire $1,588,926 in principal and $111,749 of accrued interest (at an average conversion price of $0.01825 per share) under the convertible notes.

Interest expense for the three months ended June 30, 2021 was $435,811 compared to $ 317,434 during the prior year. Accrued interest at June 30, 2021 and March 31, 2021 and 2020 was $30,587 and $14,722, respectively.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTH ENDED JUNE 30, 2021 AND 2020

(US$)

(UNAUDITED)

NOTE 9 – STOCKHOLDERS’ EQUITY (DEFICIT)

COMMON STOCK

As of June 30, 2021, the Company was authorized to issue 400,000,000 shares of its common stock. As of June 30, 2021 and August 16, 2021 there were 285,696,214 and 290,371,214 and 287,871,214 shares, respectively of common stock issued and outstanding.

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

During the year ended March 31, 2021, the Company issued 5,740,000 shares for debt commitments valued at $253,869 ($0.028 to $0.092 per share).

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

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTH ENDED JUNE 30, 2021 AND 2020

(US$)

(UNAUDITED)

NOTE 9 – STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

COMMON STOCK (CONTINUED)

Fiscal Year 2021 (Continued)

For a more complete description of this arrangement please refer to Note 1 to the financial statements under the subheading “Collaboration Agreement with Aegea Biotechnologies Inc.” as well as the agreement exhibits related thereto.

Fiscal Year 2022

During the three months ended June 30, 2021, the Company issued 2,300,000 shares under stock purchase agreements in consideration for $174,000 ($0.075 to $0.08 per share) to accredited investors that are unrelated third parties.

During the three months ended June 30, 2021, the Company issued 5,737,500 shares for services rendered ($0.0395 to $0.129 per share).

During the three months ended June 30, 2021, the Company issued 1,800,000 shares for debt commitments valued at $201,000 ($0.09 to $0.0129 per share).

During the three months ended June 30, 2021, the Company received $100,000 for 2,500,000 shares of stock. The Company recorded these funds as a liability to issue stock as of June 30, 2021.

In connection with some of the consulting agreements and board advisory agreements the Company has entered into, as the following clauses are part of the compensation arrangements: (a) the consultant will be reimbursed for all reasonable out of pocket expenses and (b) the Company, in its sole discretion, may make additional cash payments and/or issue additional shares of common stock to the consultant based upon the consultant’s performance. The Company recognized $62,388 and $245,851 in stock-based compensation expense related to these agreements in the three months ended June 30, 2021 and 2020.

STOCK OPTIONS

On February 1, 2012, the Company awarded to each of two executives’, one current and one former, options to purchase 66,667 common shares, an aggregate of 133,334 shares. These options vested immediately and were for services performed.

The following table summarizes option activity for the three months and year ended June 30, 2021 and March 31, 2021.

Weighted
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding at March 31, 2020	133,334	$7.50	1.85 Years	$—

Granted	—	—
Expired	—	—
Exercised	—	—

Outstanding at March 31, 2021	133,334	$7.50	0.85 Years	$—

Granted	—	—
Expired	—	—
Exercised	—	—

Outstanding and exercisable June 30, 2021	133,334	$7.50	0.60 Years	$—

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTH ENDED JUNE 30, 2021 AND 2020

(US$)

(UNAUDITED)

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

The following table summarizes the significant differences between the U.S. Federal statutory tax rate and the Company’s effective tax rate for financial statement purposes for year and three months ended June 30, 2021 and March 31, 2021:

	June 30, 2021	March 31,2021
Federal income taxes at statutory rate	21.00%	21.00%
State income taxes at statutory rate	0.00%	0.00%
Temporary differences	(4.64)%	11.83%
Permanent differences	0.00%	0.03%
Impact of Tax Reform Act	0.00%	0.00%
Change in valuation allowance	(16.36)%	(32.86)%
Totals	0.00%	0.00%

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

	As of	As of
	June 30, 2021	March 31, 2021
Deferred tax assets:
Net operating losses before non-deductible items	$4,799,916	$4,599,765
Stock-based compensation	556,477	543,375
Unrealized gains (losses) on investments	112,971	164,666
Total deferred tax assets	5,469,364	5,307,806
Less: Valuation allowance	(5,469,364)	(5,307,806)

Net deferred tax assets	$0	$0

At June 30, 2021, the Company had a U.S. net operating loss carry-forward in the approximate amount of $26 million available to offset future taxable income through 2038. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods. The valuation allowance increased by $161,558 in the three months ended June 30, 2021 and increased by $690,392 in the year ended March 31, 2021. The net decreases were the result of the tax effects of the Tax Cuts and Jobs Act (the “TCJA”) offset by taxable losses net of timing differences in each of the years.

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

Investment in Trading Securities:

At March 31, 2021

Company		Beginning of Period Cost	Purchases	Sales Proceeds	End of Period Cost	Fair Value	Realized Gain(Loss)	Unrealized Gain(Loss)
VistaGenTherapeutics Inc (VTGN)	(a)	$287,500	$277,500	$302,827	$408,750	$1,246,050	$-	$837,300
SciSparc Ltd.(SPRCY)	(b)	$-	$88,375	$-	$88,375	$88,375	$-	$-
Totals		$287,500	$365,875	$302,827	$497,125	$1,334,425	$-	$837,300

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTH ENDED JUNE 30, 2021 AND 2020

(US$)

(UNAUDITED)

NOTE 11 – INVESTMENTS (CONTINUED)

TRADING SECURITIES (CONTINUED)

Investment in Trading Securities (Continued):

At June 30, 2021

Company		Beginning of Period Cost	Purchases	Sales Proceeds	End of Period Cost	Fair Value	Realized Gain (Loss)	Unrealized Gain(Loss)
VistaGen Therapeutics Inc (VTGN)	(a)	$408,750	$270,000	$1,198,896	$325,250	$834,750	$845,396	$(327,800)
SciSparc Ltd. (SPRCY)	(b)	88,375	-	-	88,375	99,750	-	11,375
Neptune Wellness Solutions (NEPT)	(c)	-	102,201	89,200	-	-	(13,002)	-
BLNK CALLS - 01/21/22 $75	(d)	-	31,421	-	31,421	31,320	-	(101)
Beyond Meat (BYND)	(e)	-	60,530	72,749	-	-	12,219	-
BYND CALLS 11/19/21 $150	(f)	-	67,182	-	67,182	89,820	-	22,638
Jupiter Wellness (JUPW)	(g)	-	75,701	64,362	-	-	(11,339)	-
Canoo, Inc. (GOEVW)	(h)	-	237,790	-	237,790	307,932	-	70,142
Mind Medicine MindMed Inc. (MNMD)	(i)	-	123,222	-	123,222	113,850	-	(9,372)
Odyssey Semiconductor Technologies Inc.(ODII)	(j)	-	40,250	11,470	21,206	12,700	(7,596)	(8,484)
TLRY - CALL 12/17/21 $25	(k)	-	71,663	-	71,663	67,100	-	(4,563)
Totals		$497,125	$1,079,961	$1,436,676	$966,110	$1,557,222	$825,678	$(246,166)

*This amount represents the cumulative unrealized loss as of June 30, 2021.

(a)	During the year ended March 31, 2021, the Company had exercised 230,000 warrant shares of VistaGen Therapeutics Inc. (VTGN) with a $0.50 strike acquired as part of a stock purchase agreement in addition to an additional 250,000 warrant shares with a strike price of $0.50 per share purchased for $0.15 per share. During the year ended March 31, 2021, the Company sold 125,000 shares for proceeds of $302,827 realizing a gain of $146,577. At March 31, 2021, the Company had 320,000 unexercised warrant shares with a strike price of $1.50 per share. These shares were in the money $0.63 per share in the money. On May 18, 2021, the Company exercised 180,000 of its Vistagen Therapeutics, Inc. five-year $1.50 registered warrants for $270,000 cash. During the three months ended June 30, 2021, the Company sold 500,000 shares for proceeds $1,198,896 and a realized gain of $845,396. As of June 30, 2021, the Company had an unrealized loss of $327,800 for the shares held.

(b)	On March 1, 2021, the Company invested $88,375 for 12,500 units of SciSparc Ltd. (formerly known as Therapix Biosciences Ltd.) (OTCQB: SPRCY), a specialty, clinical-stage pharmaceutical company focusing on the development of cannabinoid-based treatments. The Company’s investment (acquisition of an equity stake with warrants) into SciSparc Ltd., was pursuant to an $8,150,000 private placement offering, comprised 1,152,628 Units to certain institutional and accredited investors in a private placement at an offering price of $7.07 per Unit. Each Unit consists of 1 American Depositary Share (“ADS”), 1 Series A Warrant and ½ Series B Warrant. The Series A Warrants have an exercise price of $7.07, subject to adjustments therein. The Series B Warrants have an exercise price equal to $10.60, subject to adjustments therein. The Series A Warrants and the Series B Warrants are exercisable six months from the date of issuance and have a term of exercise equal to five years from the initial exercise date. 278,744 of the Units included a Pre-Funded Warrant instead of an ADS. The Pre-Funded Warrants have an exercise price of $0.001 per full ADS.

(c)	During the three months ended June 30, 2021, the Company purchased 75,000 shares of Neptune Wellness Solutions (NEPT) at a cost of $102,201 (average of $1.36 per share). During the three months ended June 30, 2021, the Company sold all 75,000 shares for proceeds of $89,200 and a realized loss of $13,002 (average $1.19 per share).

(d)	During the three months ended June 30, 2021, the Company purchased 180 CALL option contracts of Blink Charging Co with a strike price of $75 and an expiration of January 21, 2022. These CALL options were purchased for $31,421 ($174.56 per contract). As of June 30, 2021, the Company had an unrealized loss of $101.

(e)	During the three months ended June 30, 2021, the Company purchased 500 shares of Beyond Meat, Inc. (BYND) at a cost of $60,530 ($121.06 per share). During the three months ended June 30, 2021, the Company sold all 500 shares for proceeds of $72,749 and a realized gain of $12,219 (average $121.06 per share).

(f)	During the three months ended June 30, 2021, the Company purchased 36 CALL option contracts of Beyond Meat, Inc. with a strike price of $150 and an expiration of November 19, 2021. These CALL options were purchased for $67,182 ($1,866.18 per contract). As of June 30, 2021, the Company had an unrealized gain of $22,638.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTH ENDED JUNE 30, 2021 AND 2020

(US$)

(UNAUDITED)

NOTE 11 – INVESTMENTS (CONTINUED)

TRADING SECURITIES (CONTINUED)

Investment in Trading Securities (Continued):

(g)	During the three months ended June 30, 2021, the Company purchased 15,000 shares of Jupiter Wellness (JUPW) at a cost of $75,701 ($5.05 per share). During the three months ended June 30, 2021, the Company sold all 15,000 shares for proceeds of $64,362 and a realized loss of $11,339 (average $4.29 per share).

(h)	During the three months ended June 30, 2021, the Company purchased 103,333 warrants of Canoo, Inc. (GOEVW) at a cost of $237,790 (average $2.30 per share). As of June 30, 2021, the Company had an unrealized gain of $70,142.

(i)	During the three months ended June 30, 2021, the Company purchased 33,000 shares of Mind Medicine Mindmed Inc. (MNMD) at a cost of $123,222 (average $3.73 per share). As of June 30, 2021, the Company had an unrealized loss of $9,372.

(j)	During the three months ended June 30, 2021, the Company purchased 9,500 shares of Odyssey Semiconductor Technologies Inc. (ODII) at a cost of $40,250 (average $4.23 per share). During the three months ended June 30, 2021, the Company sold 4,500 shares for proceeds of $11,470 and a realized loss of $7,596. The Company had an unrealized loss of $8,484 for the three months ended June 30, 2021.

(k)	During the three months ended June 30, 2021, the Company purchased 220 CALL option contracts of Tilray, Inc. with a strike price of $25 and an expiration of December 17, 2021. These CALL options were purchased for $71,663 ($325.74 per contract). As of June 30, 2021, the Company had an unrealized gain of $4,563.

At June 30, 2021, the Company held warrants for AYTU to purchase 5,555 common shares at a strike price of $10.80 with an expiration of March 6, 2023. The strike price and number of shares were adjusted for the August 10, 2018, 1 for 20 reverse stock-split and again on December 8, 2020, as a result of a 1 for 10 shares held (herein referred to collectively as the “Reverse Stock Split”). All share and per share amounts in this report have been adjusted to reflect the effect of the Reverse Stock Split. At June 30, 2021, these warrants were out of the money by $102.99 per share and are not publicly traded, and the Company has not recognized the value of these warrants as they are not liquid.

At June 30, 2021, the Company also held Series A Warrants and the Series B Warrants of SciSparc Ltd. (SPRCY). With each of the 12,500 Units, purchased by the Company, consisting of 1 ADS, 1 Series A Warrant and ½ Series B Warrant. The Series A Warrants have an exercise price of $7.07, subject to adjustments therein. The Series B Warrants have an exercise price equal to $10.60, subject to adjustments therein. The Series A Warrants and the Series B Warrants are exercisable six months from the date of issuance and have a term of exercise equal to five years from the initial exercise date. These warrants are not publicly traded, and the Company has not recognized the value of these warrants as they are not liquid.

COST BASED INVESTMENTS

Paz Gum LLC

Effective February 5, 2021, the Company purchased five percent of the membership units in Paz Gum LLC, a Nevada limited liability company under the terms of a Membership Unit Purchase Agreement for an aggregate purchase price of $50,000. The Company and Paz will endeavor to cross market and increase sales of our products, along with such other products that Paz Gum undertakes in their discretion. This investment was recorded at cost on the Company’s Condensed Consolidated Balance Sheet. The Company will test this investment annually for impairment.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTH ENDED JUNE 30, 2021 AND 2020

(US$)

(UNAUDITED)

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

COST BASED INVESTMENTS (CONTINUED)

Aegea Biotechnologies Inc. (Continued)

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

On January 6, 2021, however, the Company determined to terminate its ELOC by terminating each of the Investment Agreement and Registration Rights Agreement, and on January 8, 2021 filed a Post-Effective Amendment to its Form S-1 Registration Statement (333-236923) which removed from registration all shares not previously sold thereunder. This effectively eliminated our obligation to any additional funding to Aegea under the Collaboration Agreement. As of March 31, 2021, the Company had invested $278,212 in Aegea for 69,553 shares, representing an ownership percentage of 1.02%. As of March 31, 2021, resultant delays of project milestones have led the Company to determined that full recovery of its investment in Aegea is in doubt and has recorded a 50% impairment loss on its Condensed Consolidated Statement of Operations in the amount of $139,106. Aegea is still moving forward on this project and the Company will continue to monitor the progress. There was no further activity or investment in Aegea by us in the period ended June 30, 2021.

On February 26, 2021, as part of a settlement agreement concluding the Collaboration Agreement, the Company acquired an additional 69,552 common shares of Aegea, increasing the Company’s total holdings to 139,104 Aegea shares (representing a 2.04% stake in Aegea as of June 30, 2021).

Serendipity

On October 31, 2018, the Company invested $35,000 in Serendipity Brands LLC (dba Serendipity Ice Cream Co.) (“Serendipity”), a privately held Company. Serendipity is an ice cream distribution company providing wholesale distribution to retail customers. The investment was recorded at cost and represented 0.24% of the value of Serendipity based on a pre-money valuation of approximately $14 million. The Company tested the investment value in Serendipity as of March 31, 2021 for impairment. It was evidenced that Serendipity had raised significant capital during the year ended March 31, 2021 utilizing a pre-money valuation of $35 million, far exceeding the basis of Tauriga’s investment, therefore, the Company did not believe there was any impairment of this investment as of March 31, 2021.

NOTE 12 – FAIR VALUE MEASUREMENTS

The following summarizes the Company’s financial assets and liabilities that are measured at fair value on a recurring basis at June 30, 2021 and March 31, 2021:

	June 30, 2021
	Level 1	Level 2	Level 3	Total
Assets
Investment-trading securities	$1,557,222	$-	$-	$1,557,222
Cost method investment – Serendipity Brands	-	-	35,000	$35,000
Cost method investment - Aegea Biotechnologies, Inc.	-	-	139,106	$139,106
Cost method investment - Paz Gum LLC	-	-	50,000	$50,000

	March 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Investment-trading securities	$1,334,425	$-	$-	$1,334,425
Cost method investment – Serendipity Brands	-	-	35,000	$35,000
Cost method investment - Aegea Biotechnologies, Inc.	-	-	139,106	$139,106
Cost method investment - Paz Gum LLC	-	-	50,000	$50,000

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTH ENDED JUNE 30, 2021 AND 2020

(US$)

(UNAUDITED)

NOTE 13 – CONCENTRATIONS

During the three months ended June 30, 2021, we had one supplier for our product CBD/CBG Tauri-GumTM. The Tauri-GumTM product line represents approximately 85.2% of net sales.

NOTE 14 – SUBSEQUENT EVENTS

Subsequent to June 30, 2021, the Company issued additional shares of common stock as follows: (i); 475,000 shares under consulting agreements and (ii) 1,700,000 shares of restricted common stock to accredited investors for proceeds totalling $168,000 ($0.04/per share).

On July 9, 2021, the Company announced that Amazon Brand Registry had approved the application for its flagship brand: Tauri-Gum™ whereby various Company products will be immediately available for sale on Amazon.com.

On July 12, 2021, the Company announces two new topical products; CBD infused Sunscreen Spray and Acai Fragrance Moisturizing Lip Balm. These two products will be manufactured, under Tauri-Sun™ brand name. Tauri-Sun™ Sunscreen Spray has a 30 SPF (sun protection factor) and is infused 200mg of CBD isolate per 3-ounce container. The easy to use “Spray On” delivery system is hypoallergenic and environmentally responsible (Reef Friendly). The Tauri-Sun™ Acai Fragrance Moisturizing Lip Balm has a 30 Sun Protection Factor (“SPF”) is dermatologist tested and CBD infused.

The Company experienced Covid-19 related delays in the current production of Tauri-GumTM involving a shortage in packaging materials. As of this report date, the Company has taken delivery on $404,250 of gum inventory.

On August 6, 2021, the Company entered into a Security Purchase Agreement and Promissory Note in the amount of $115,500. This note bears a 12% interest rate with a maturity date of June 6, 2022. A lump-sum interest payment for ten (10) months shall be immediately due on the issue date and shall be added to the principal balance and payable on the maturity date or upon acceleration or by prepayment or otherwise, notwithstanding the number of days which the principal is outstanding. This note shall contain an original issue discount of $10,500 resulting in a purchase price of $105,000. Principal payments shall be made in five (5) installments each in the amount of US$25,872 commencing one the fifth monthly anniversary following the issue date and continuing thereafter each thirty (30) days for five (5) months. The holder shall have the right from time to time, and at any time following an event of default, and ending on the date of payment of the default amount shall equal 100% multiplied by the lowest closing price for the common stock during the five trading day period ending on the latest complete trading day prior to the conversion date. The Borrower is required at all times to have authorized and reserved four (4) times the number of shares that is actually issuable upon full conversion of the Note (based on the Conversion Price of the Notes in effect from time to time).  The Company has set up an initial reserve of 9,625,000 shares. The Company will also issue 1,000,000 commitment shares as additional consideration for the purchase of this note. These shares will be valued at $51,000 ($0.051 per share) based on the closing price of the Company’s stock on the day this note was entered into.  The note contains a number of additional covenants and other provisions, including default or penalty clauses, cross-default, right to proceeds from other financings, reservation of share requirements and other such provisions, each as set forth in more detail in the note and SPA.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations describes the principal factors affecting the results of operations, liquidity and capital resources of the Company and critical accounting estimates. This discussion should be read in conjunction with the accompanying quarterly unaudited Condensed Consolidated Financial Statements contained in this Form 10-Q and our Annual Report on Form 10-K, for the year ended March 31, 2021 (“Annual Report”). Our Annual Report includes additional information about our significant accounting policies, practices and the transactions that underlie our financial results, as well as a detailed discussion of the most significant risks and uncertainties associated with our financial and operating results.

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

On March 18, 2020, the Company filed a Provisional U.S. Patent Application covering its pharmaceutical grade version of Tauri-Gum™. This patent application, filed with the United States Patent & Trademark Office (“U.S.P.T.O.”), titled: “MEDICATED CBD COMPOSITIONS, METHODS OF MANUFACTURING, AND METHODS OF TREATMENT.” The Company’s proposed pharmaceutical grade version of Tauri-Gum™ is being developed for nausea regulation, intended specifically to target patients subjected to ongoing chemotherapy treatment(s) (the “Indication”). The delivery system for this pharmaceutical product is an improved version of the existing “Tauri-Gum™” chewing gum formulation based on continued research and development. The Company converted this provisional patent application into a U.S. Non-Provisional Patent Application March 17, 2021.

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

NFTauriga Corp.

Effective April 14, 2021, the Company formed NFTauriga Corp. in the State of Nevada, and wholly owned subsidiary. The Company is the sole holder of total authorized 100 shares having a par value of $0.00001. The Company’s Chief Executive Officer, Seth M. Shaw is the initial sole member of the board of directors, to serve until a qualified successor is duly elected. Mr. Shaw will also serve as the Chief Executive Officer and Secretary. The registered office of NFTauriga Corp. in the State of Delaware shall be at 1013 Centre Road, Suite 403-B, Wilmington, DE 19805 in the County of New Castle. The name of its registered agent at such address is Vcorp Services, LLC. NFTauriga Corp. will have the same fiscal year and principal executive office and the Company.

Master Services Agreement

On December 16, 2020, the Company entered into a Master Services Agreement with North Carolina based Clinical Strategies & Tactics, Inc. (“CSTI”) to resume the clinical development of its proposed anti-nausea pharmaceutical grade version of Tauri-Gum™. CSTI will primarily focus its efforts on (i) Pharmaceutical Development Strategy, (ii) Commercialization Strategy, and (iii) Funding Strategy. The Company will with work with CSTI’s founder and chief executive officer, JoAnn C. Giannone. Ms. Giannone has over 25 years’ experience effectively leading companies through the drug and medical device development process. On December 23, 2020, the Company funded the initial consulting fees associated with this Agreement, in the amount of $67,500, exclusive of out-of-pocket reimbursable expenses. The Company has paid additional fees, effected through change orders to the original contract, in the amount of $85,000. These additional fees were for pharmaceutical testing and market research. Under the terms of the Agreement and related statement of work, CTSI will provide a high-level assessment and documentation of the development efforts required to commercialize the proposed pharmaceutical product globally, a commercial assessment, and a review of potential funding strategies and funding sources and potential business partners. The delivery system for this proposed pharmaceutical version is a modified version (with higher concentration of CBD) of the existing Tauri-Gum™” chewing gum formulation based on continued research and development. As of June 30, 2021, $31,059 of contract payments were recorded as prepaid expense for services yet to be rendered.

COMPANY PRODUCTS

Tauri-GumTM

In late December 2018, the Company entered into a “Manufacturing Agreement” with Maryland based chewing gum manufacturer, Per Os Biosciences LLC (“Per Os Bio”) to launch a white label line of CBD infused chewing gum under the brand name Tauri-GumTM.

The Manufacturing Agreement with Per Os Bio to produce Tauri-GumTM initially consisted of 10mg of CBD isolate for its inaugural mint flavor. This proprietary CBD Gum will be manufactured under U.S. Patent # 9,744,128 (“Method for manufacturing medicated chewing gum without cooling”). Each production batch is tested by a 3rd Party for CBD label content, THC content (0%), and clear for microbiology. The retail packaging consists of an 8-piece blister card labeled with lot number and expiration date.

In October 2019, we also filed trademark applications for the above-referenced marks in each of the European Union and Canada. The Company received notice of allowance from the European Union Intellectual Property Office granting the Company its trademark registration for Tauri-Gum™ (E.U. Trademark # 018138334) on February 18, 2020.

During fiscal year 2020, the Company commenced development of a cannabigerol “CBG” isolate infused version of Tauri-Gum™ introducing Peach-Lemon flavor (containing 10mg CBG per piece) and Black Currant Flavor (containing 15mg of CBG per piece).

During fiscal year 2021, the Company developed an Immune Booster version of Tauri-Gum™ chewing gum. This product contains 60mg of Vitamin C and 10mg of Elemental Zinc per piece. This product does not contain any phytocannabinoids (i.e., CBD or CBG).

During fiscal year 2021, the Company enhanced its original Tauri-Gum™ formulation by increasing the infusion concentrations of both its Cannabidiol (“CBD”) and Cannabigerol (“CBG”) Tauri-Gum™ products to 25mg per piece of chewing gum (previous concentration was 10mg for the Pomegranate, Blood Orange, Mint, and Peach-Lemon flavors and 15mg for the Black Currant flavor). Additionally, the Company increased its Tauri-Gum™ product offerings to 9 SKUs. The new offerings being introduced are Cherry-Lime Rickey flavored Caffeine infused chewing gum, an 8-piece blister pack of containing 50mg of caffeine per piece and Golden Raspberry flavored Vitamin D3 infused chewing gum, containing 2,000 IU (50 micrograms) of Vitamin D3 per piece. Through its October 2020 partnership with Think Big LLC (the Company founded by the son of late iconic U.S. rap artist, NOTORIOUS BIG aka “Frank White”), the Company is also offering 2 limited edition Licensed Tauri-Gum™/Frank White products: Honey-Lemon flavored chewing gum (containing: 15mg CBD, 15mg CBG, 5mg Vitamin C, 10mg Zinc per piece) and Mint flavor (25mg CBD per piece).

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

All of the CBD/CBG Tauri-GumTM skus are made in the USA, formulations are allergen free, gluten free, vegan, kosher certified (K-Star), Halal certified (Etimad), non-GMO, vegan incorporated by a proprietary lab-tested manufacturing process.

See our “Risk Factors” contained in our Annual Report dated March 31, 2021 filed with the Securities and Exchange Commission on June 29, 2021, including with respect, but not limited, to Federal laws and regulations that govern CBD and cannabis.

Tauri-Gummies™

On November 25, 2019, the Company announced that it has finalized the formulation for its Vegan 25 mg CBD (Isolate) Infused Gummies product to be branded Tauri-Gummies™ for which a trademark was filed in Switzerland and the European Union. The company has received a Notice of Allowance from the European Union Intellectual Property Office (“E.U.I.P.O.”) granting the Company its trademark Registration for: Tauri-Gummies™ (E.U. Trademark # 018138348), effective June 24, 2020. This Notice of Allowance extends our protective period for this mark until October 2029 and may be extended thereafter for ten-year intervals.

This gelatin free, plant-based, Vegan and Kosher certified formulation contains 24 gummies per jar, 6 of each flavor (cherry, orange, lemon and lime). Each gummy contains 25mg of CBD isolate (600 mg of CBD isolate per jar). These gum drops have been manufactured in the “Nostalgic” 1950s confectionary style. The Company commenced sales of Tauri-Gummies™ in January 2020.

Other Products

The Company, from time to time, will offer various formats of CBD product through its e-commerce website. As of this report date the Company is currently offering a 70% dark chocolate 30mg CBD non-GMO dietary supplement and 100mg CBD scented bath bombs (Mint, Pomegranate, Blood Orange, Black Currant). The Company also offers 100mg CDG infused Peach/Lemon bath bombs as well as a D3 infused Golden Raspberry and Cherry Lime Rickey caffeine infused bath bombs. The Company’s current offering includes a line of skin care products sold on its ecommerce website under the product line name of Uncle Bud’s. The skin care products include three different 4.2mg CBD facemasks (collagen, detoxifying and tightening masks), 100mg CBD daily moisturizer, 30mg CBD anti-wrinkle dream, hand and foot cream with hemp seed oil, 120mg CBD massage and body oil, 240mg CBD body revive roll-on, 35mg CBD transdermal patch and 120mg CBD body spray. The Company also offers Tauri-Pet dog food in three flavors (peanut butter, butternut squash and crispy apple. Additionally, on December 1, 2020, the Company announced the commencement of development of a Caffeine infused version of Tauri-Gum™. When production run is complete, this will represent the 7th SKU of the Tauri-Gum™ product line.

For a full list of our currently available products please visit our e-Commerce website at https://taurigum.com/.

DISTRIBUTION OF THE COMPANY’S PRODUCTS

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

As consideration for each Brand Ambassador’s Services set forth under their respective PSAs, the Company agreed to issue each Brand Ambassador 1,500,000 restricted shares of the Company’s common stock, upon execution of the PSA and PSA 2. These shares were issued on December 17, 2020. In the event that the applicable PSA has not previously been terminated, following the one-year anniversary of the Effective Date, an additional 1,500,000 restricted shares of Company’s common stock shall be issued to each Brand Ambassador, subject to the satisfaction of the terms of such additional services and/or criteria to be mutually agreed upon by the parties to the PSA and/or the PSA 2, as the case may be. In total, all shares issued and to be issued had a value of $183,600 that will be recognized over the term of the contract. As of this report date, the Company has taken delivery on the initial production run for the co-branded gum.

Stock Up Express Agreement

Effective February 1, 2021, the Company entered into a distribution agreement with Connecticut based Stock Up Express, a division of Bozzuto’s Inc., a distributor that generates more than $3 Billion in annual sales. The agreement shall remain in effect for a period of two (2) years, with automatic renewal for additional successive one (1) year terms. Under terms of this distribution agreement, Stock Up Express will market and resell the Company’s flagship brand, Tauri-Gum™, to its customer base of wholesale and retail customers in the mainland United States. The two companies will jointly market Tauri-Gum™ to Stock Up Express’ customer base. The Agreement allows for modification of product offerings, and the Company expects to offer additional product items over the course of calendar year 2021. Either party may terminate this Agreement for convenience by giving a sixty (60) day written notice to the other party or either party has the right to terminate this agreement if the other party breaches or is in default of any obligation hereunder, including the failure to make any payment when due, which default is incapable of cure or which, being capable of cure, has not been cured within thirty (30) days after receipt of written notice from the non-defaulting party or within such additional cure period as the non-defaulting party may authorize in writing. As of June 30, 2021, the Company has recognized no sales under this agreement.

The Company has entered into multiple other arrangements that are more fully described in our periodic and current reports that we have filed with the Securities and Exchange Commission and included in those agreements filed by reference as exhibits thereto.

REGULATORY MATTERS

Food and Drug Administration (“FDA”)

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

These regulations came into effect on January 1, 2021, and all “cannabinoid hemp processors” and “cannabinoid hemp retailers” operating within the state of New York must be licensed by the NYDPH. The regulations expressly allow for food and beverages to contain “cannabinoids”, so long as such products meet certain requirements. To this end, the Company has submitted its license application with the NYDPH in compliance with this legislation. These regulations are evolving and the NYDPH recently issued a set of regulations to address the use of industrial hemp derived Δ8- Tetrahydrocannabinol (Δ8 THC) and Δ10- Tetrahydrocannabinol (Δ10 THC) in cannabinoid hemp products manufactured and sold in New York.

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

OTHER BUSINESS ITEMS

Strategic Marketing and Consulting Agreement with

On June 14, 2021, the Company entered into a 12-month Strategic Marketing and Consulting Agreement with Mayer & Associates. Under this agreement the Company agreed to pay $150,000 along with the issuance of 3,500,000 shares of restricted common shares of Company stock. Half of the cash payment ($75,000) was paid upon execution of the agreement and the other half will be paid 90 days later. Upon execution, the Company issued 2,200,000 of the above-mentioned shares. The remaining 1,300,000 above-mentioned shares will be issued 90 days after this contract was executed. Mayer and Associates agreed to provide the Company with opportunities relating to the world of professional sports, with respect to its products and product lines. This includes but is not limited to: introductions to professional sports leagues, celebrity (professional athletes) influencers/brand ambassadors/brand liaison(s), research and development opportunities, hosting of small periodic events for the Company and a diversified group of high-profile contacts and relationships, use social media exposure, podcasts backing of various elements from professional sports as well as assist the Company in advising of potential merger partners and developing corporate partnering relationships. The Company, at the sole discretion of its board, may (in its discretion) pay an additional payment of $75,000 as permitted under this agreement based on performance. This additional payment will be recorded as a contingent liability on the Company condensed consolidated balance sheet until formally authorized by the Company’s board of directors. This agreement is terminable after six months. As of the date of this quarterly report, date, the aforementioned shares have been issued.

RESULTS OF OPERATIONS

For the three months ended June 30, 2021 compared to the three months ended June 30, 2020

The results of operations included herein contain only those operations that are part of our continuing operations. For discussion regarding our past operations which have since been disposed of, please refer to our Annual Report.

Net Revenue

During the three months ended June 30, 2021, the Company recognized net revenue of $33,367. Net revenues for the three months ended June 30, 2020 were $64,804. The Company’s sales came from online, distributors and wholesale clients. For the purposes of sales by sales channel segmentation, distributor sales include sales to customers that were distributors.

Sales by sales channel for the three months ended June 30,

	2021	2020
Distributors	$-	$-
Online	$33,257	60,094
Wholesale	$110	4,710
	$33,367	$64,804

Cost of Goods Sold

For the three months ended June 30, 2021, the Company had cost of goods sold in the amount of $15,203 for online and wholesale customers. For the three months ended June 30, 2020 was $45,531 as a result of sales of Tauri-GumTM to online customers and wholesale clients. For the purposes of cost of goods sold segmentation distributor cost of goods sold includes sales to customers that were distributors.

Cost of Goods Sold by sales channel for Tauri-GumTM for the three months ended June 30, 2021 and 2020 were:

	2021	2020
Distributor	$-	$-
Online	$15,119	42,021
Wholesale	$84	3,510
	$15,203	$45,531

Operating Expenses

Marketing and advertising expense

For the three months ended June 30, 2021, marketing and advertising expense from continuing operations was $96,279 compared to $33,066 for the same period in the prior year, respectively. The difference of $63,213 was primarily due to social media campaigns, SEO consulting work, sales territory development and website maintenance during the three months ended June 30, 2021.

Research and development

For the three months ended June 30, 2021, research and development expense was $13,439 compared to $1,817 for the same period in the prior year. The current year increased expense was largely due to the Kosher certification of the Tauri-GumTM product line in the three months ended June 30, 2021.

Fulfillment services

For the three months ended June 30, 2021, fulfillment services were $40,458 compared $20,450 for the same period in the prior year. The increase in current year expense was largely due to additional activity and increased e-commerce sales activity and product offering as well as the establishment of a new product warehouse in Brooklyn, NY.

General and Administrative Expense

For the three months ended June 30, 2021 and 2020, general and administrative expenses were $842,808 and $564,023, respectively. This increase of $278,785 was primarily attributable to a larger consulting fees of $316,922, increased legal fees of $48,674 and increased directors compensation, salary and bonus payments of $123,050 offset decrease in stock-based compensation of $183,463.

Depreciation and amortization

For the three months ended June 30, 2021 and 2020, depreciation and amortization expense was $1,245 and $219, respectively. Depreciation expense increase of $715 was due to depreciation expense on new computer, presentation equipment and furniture for the new office. Additionally, the Company had amortization expense of $313 for sales display in the new corporate office.

Interest Expense

For the three months ended June 30, 2021 and 2020, interest expense was $435,811 and $319,622, respectively. Interest expense increase of $116,189 was due to the increase of $184,425 for the issuance of commitment shares recorded as interest expense offset of lower recognition of debt discount of $75,562.

Net Income (Loss)

The Company generated a net loss from continuing operations of $825,678 for the three months ended June 30, 2021 in line with a net loss of $945,661 during the three months ended June 30, 2019. The reduced net loss in the three months ended June 30, 2021 was primarily due to Other Income of $143,701 compared to Other Expense of $345,359 offset by higher Operating Expense of $374,654 during the three months ended June 30, 2021.

Liquidity and Capital Resources

At June 30, 2021, we had cash of $66,894 and 1,557,222 of securities compared to March 31, 2021 of $49,826 and $1,334,425 of trading securities. We have historically met our cash needs through a combination of proceeds from private placements of our securities, loans and convertible notes. Our cash requirements are generally for purchases of inventory as well as selling, general and administrative activities. We believe that our cash balance is not sufficient to finance our cash requirements for expected operational activities, capital improvements, and partial repayment of debt through the next 12 months.

Net Cash provided by in financing activities during the three months ended June 30, 2021 and 2020 was $771,701 and $622,218, respectively. During the three months ended June 30, 2021, the Company received $790,000 proceed from notes payable, $100,000 from the sale of common stock offset by the repayment of note principal of $112,299. During 2020, the Company had proceeds from the sale of registered shares under the Tangiers Investment Agreement in the amount of $154,418, proceeds from the sale of common stock in the amount of $75,000 and $492,800 proceeds from notes payable.

As of June 30, 2021, current assets exceeded our current liabilities by $1,286,438 compared to current assets exceeding current liabilities by $1,229,211 at March 31,2021. At June 30, 2021, current assets were $2,668,603 compared to $2,396,567 at March 31, 2021. During fiscal year 2021, the Company’s increase in net assets was due to a $22,797 increase in the investment in trading securities. At June 30, 2021, current liabilities were $1,382,165 compared to $1,167,356 at March 31, 2021. The Company’s increase in current liabilities was mainly due to increased notes payable of $499,796 offset by lower accounts payable of $225,965.

Going Concern

During the fourth quarter of the year ended March 31, 2019, the Company began sales and marketing efforts for its Tauri-GumTM product line. During the three months ended June 30, 2021, the Company recognized net sales of $33,367 and a gross profit of $18,164, compared to net sales of $64,804 and a gross profit of $19,273 for the same period during the same period in the prior year. During the year ended March 31, 2021, the Company has in place multiple distribution agreements, was approved and provisioned to sell to many large retailers and ecommerce platforms. At June 30, 2021, the Company had a working capital surplus of $1,286,438 compared to $1,229,211 for the year ended March 31, 2021. Although the Company has a working capital surplus, there is no guarantee that this will continue therefore it still believes that there is uncertainty with respect to continuing as a going concern.

On July 1, 2019, months after the NYC Department of Heath announced a ban on cannabidiol in foods and beverages (mainly focused on restaurants and baked goods), the updated New York City Health Code was revised to include an embargoing of CBD-infused Edible(s) Products (including packaged products). The Company is hopeful that due to the recent regulatory regime for cannabinoid products implemented by the NYDPH, the New York City Council will remove the current CBD ban and implement regulations surrounding CBD products in a logical and prompt manner. The Company believes it is well positioned under the current regulatory structure and has taken a conservative approach towards its products, including, for example, ensuring that its product manufacturer periodically tests for compliance with the Agricultural Improvement Act of 2018, such as utilizing CBD oils from hemp plants which contain 0.3% or less THC content. Subsequent to the balance sheet date, the State of New York has determined that it is allowable to sell CBD Infused Edible products in the forms of both food and drink (inclusive of chewing gum). It was also determined that at no time can CBD be sold in products that contain either alcohol or tobacco. Additionally, the State of New York also said that NO CBD product may be sold if it contains more than 0.3% (1/333rd by Composition) THC. No Individual food or beverage product may contain more than 25mg of Hemp-Extracted Cannabinoids (“CBD” or “CBG”) per serving. Food and drink infused with CBD and Other Hemp Extracts must be packaged by the manufacturer and extracts cannot be added at the retail level. The Company’s entire product line will comply with these standards.

The Company, in the short term, intends to continue funding its operations either through cash-on-hand or through financing alternatives. Management’s plans with respect to this include raising capital through equity markets to fund future operations as well as the possible sale of its remaining marketable securities which had a market value of $1,557,222 at June 30, 2021. In the event the Company cannot raise additional capital to fund and/or expand operations or fails to raise adequate capital and generate adequate sales revenue, or if the regulatory landscape were to become more difficult or result in regulatory enforcement, it could result in the Company having to curtail or cease operations.

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

On July 15, 2020, the Company appointed Dr. Keith Aqua (“Dr. Aqua”) as an independent contractor to the position of Chief Medical Officer (“CMO”) pursuant the terms of an agreement, which carries a term of 12 months that expired on July 15, 2021. Under the terms of this agreement, Dr. Aqua provided a variety of services to the Company, for which the Company agreed to issue certain stock and cash as compensation to Dr. Aqua as previously reported. As of this report date the Company is negotiating the renewal of this contract.

Effective January 6, 2021, the Company moved its corporate headquarters to 4 Nancy Court, Suite 4, Wappingers Falls, New York 12590. The Company’s telephone number remains the same, phone: 917-796-9926. The Company entered into a two-year lease, expiring January 31, 2023. We will pay $19,200 ($1,600 per month) during the first year of the term and $21,000 ($1,750 per month) during the second year of the term. The Company paid $1,600 as a refundable security deposit.

Off-Balance Sheet Arrangements

As of June 30, 2021, the Company had no off-balance sheet arrangement as defined in Item 303(a)(4) of Regulation S-K.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of August 13, 2021, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

ITEM 1A. RISK FACTORS.

Investing in our common stock is subject to a number of risks and uncertainties. You should carefully consider the risk factors described under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended March 31, 2021 filed on June 29, 2021 and in other reports we file with the SEC, and as set forth in certain updated or additional risk factor below.

The outbreak of the coronavirus may negatively impact our business, results of operations and financial condition.

The outbreak of the coronavirus may negatively impact our business, results of operations and financial condition. In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout China and other parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic”. The significant outbreak of COVID-19 has resulted in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and could adversely affect our business, results of operations and financial condition, including coordination and completion of financial and operational matters and attendance at our events resulting from social distancing, travel restrictions, movement and large gathering restrictions, the public’s fears associated with the Pandemic, including air travel. More recently in 2021, a “Delta” variant of the Covid-19 virus has reignited concerns of a new or more contagious spread of the virus as a result of this new strain. The ultimate extent of the impact of any epidemic, pandemic or other health crisis on our business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of such epidemic, pandemic or other health crisis and actions taken to contain or prevent their further spread, among others. These and other potential impacts of an epidemic, pandemic or other health crisis, such as COVID-19, could therefore materially and adversely affect our business, financial condition and results of operations.

Risks Related to Our Common Stock

We may need to finance our future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. Any additional funds that we obtain may not be on terms favorable to us or our stockholders and may require us to relinquish valuable rights.

As of March 31, 2021, we had $66,894 of available cash as well as $1,557,222 held in trading securities at fair market value. We will need to raise additional funds or liquidate the remainder of our marketable securities to pay outstanding vendor invoices and execute our business plan. Our future cash flows depend on our ability to market and sell our common stock and to enter into licensing arrangements. There can be no assurance that we will have sufficient funds to execute our business plan or complete a strategic transaction, or that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us.

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

The NYDPH has implemented regulations concerning the processing and retail sale of hemp derived cannabinoids, and pursuant to these regulations, Company is deemed to be operating as a “cannabinoid hemp retailer.” Furthermore, retailers selling cannabinoid hemp products are required to submit a completed Cannabinoid hemp retailer license application to the NYDPH on or before April 1, 2021. The Company has successfully submitted its application; however, the application is still pending full approval. If Company’s Cannabinoid hemp retailer license application is not approved, this could impact Company’s ability to maintain its business operations or subject it to penalties, fees, fines, or other financial consequences.

Legal Uncertainty Surrounding the Use of Industrial Hemp Derived Δ8 THC.

On August 21, 2020, the United States Drug Enforcement Administration’s (DEA) issued its Interim Final Rule for the Implementation of the Agricultural Improvement Act of 2018 (IFR), “to codify in the DEA regulations the statutory amendments to the Controlled Substances Act (CSA) made by the Agriculture Improvement Act of 2018 (AIA [or 2018 Farm Bill]), regarding the scope of regulatory controls over marihuana, tetrahydrocannabinols, and other marihuana-related constituents.” The IFR further stated that the classification of “synthetic tetrahydrocannabinols” was not impacted by the 2018 Farm Bill, and “synthetic cannabinoids” are still to be considered controlled substances under the CSA. The legal definition of “synthetic cannabinoids” is constantly evolving, and some argue that Δ8-THC could be deemed a controlled substance, given that it is produced via a chemical extraction process with hemp-based materials, typically hemp-derived CBD. Given this regulatory uncertainty, Δ8 THC’s potential classification under the CSA will not be fully understood until additional clarifying statements are issued by the DEA, or a judicial decision on these issues has been rendered. Since the implementation of the IFR, several states have issued bans on the use of industrial hemp derived Δ8 THC in consumer products. Furthermore, the NYDPH recently issued a set of regulations to address the use of industrial hemp derived Δ8 THC and Δ10 THC in cannabinoid hemp products manufactured and sold in New York. Future regulatory changes or enforcement actions by the DEA or state regulators, with respect to Δ8 THC, could have a materially adverse impact on the business, financial condition, results of operations or prospects of the Company.

Uncertainty regarding Company’s manufacturing partner’s ability to comply with the NYDPH’s ‘cannabinoid hemp processors” requirements for Δ8 THC production.

Due to recent regulatory changes implemented by the NYDPH, Δ8 THC is only permissible in “cannabinoid hemp products”, if such Δ8 THC was not “created through isomerization”. If Company’s manufacturing partners are unable to produce Δ8 THC pursuant to the NYDPH’s non-isomerization standards, Company’s Δ8 THC product offerings would be deemed to be non-compliant. Such non-compliance could have a materially adverse impact on the business, financial condition, results of operations or prospects of the Company.

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

As a result of investments the Company has made in public and privately held companies since and including 2017, the investment securities presently held by us exceeds 40% of our total assets, exclusive of cash items and, accordingly, we are currently an inadvertent investment company. As of June 30, 2021, the Company held publicly traded common stock, warrants and CALL options in eleven publicly traded company and warrants exercisable for common stock in three publicly traded companies. The Company also has investments recorded at cost in $224,106 private companies. As of June 30, 2021, the Company had purchased securities, warrants or options in eight different public companies at a cost of $1,079,961, including exercised warrants, and sold shares of five different companies receiving proceeds of $1,436,676.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended June 30, 2021, the Company issued 2,300,000 shares under stock purchase agreements in consideration for $174,000 ($0.075 to $0.08 per share) to accredited investors that are unrelated third parties.

During the three months ended June 30, 2021, the Company issued 5,737,500 shares for services rendered ($0.0395 to $0.129 per share).

During the three months ended June 30, 2021, the Company issued 1,800,000 shares for debt commitments valued at $201,000 ($0.09 to $0.0129 per share).

During the three months ended June 30, 2021, the Company received $100,000 for 2,500,000 shares of stock. The Company recorded these funds as a liability to issue stock as of June 30, 2021.

Subsequent to June 30, 2021, the Company issued additional shares of common stock as follows: (i); 475,000 shares under consulting agreements and (ii) 4,200,000 shares of restricted common stock to accredited investors for proceeds totaling $168,000 ($0.04/per share).

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS.

Exhibit Number	Description

4.1	Securities Purchase Agreement with GS Capital Partners LLC dated April 30, 2021 filed on Form 10-K June 29, 2021
4.2	Form of Tauriga Security Purchase Agreement offered to accredited investors for private placement

4.3	Securities Purchase Agreement with SE Holdings dated August 6, 2021

10.1	Board advisory agreement with Dr. Loucks dated May 15, 2021 filed on Form 10-K June 29, 2021
10.2	Strategic marketing and consulting agreement with Mayer and Associated dated June 14, 2021 filed on Form 10-K June 29, 2021
10.3	Convertible note with Tangiers Global LLC dated April 5, 2021 filed on Form 10-K June 29, 2021

10.4	Non-convertible note with GS Capital Partners LLC dated April 30, 2021 filed on Form 10-K June 29, 2021

10.5	Non-convertible note with GS Capital Partners LLC dated March 5, 2021 filed on Form 10-K June 29, 2021

10.6	Promissory Note with SE Holdings for $115,000 dated August 6, 2021

Exhibit 31.1	Certification of Chief Executive Officer of Tauriga Sciences, Inc. Required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Principal Accounting Officer of Tauriga Sciences, Inc. Required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Principal Executive Officer of Tauriga Sciences, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63

Exhibit 32.2	Certification of Principal Accounting Officer of Tauriga Sciences, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63

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

TAURIGA SCIENCES, INC. (Registrant)

Date: August 16, 2021	By:	/s/ Seth M. Shaw
Seth M. Shaw
Chief Executive Officer

	By:	/s/ Kevin P. Lacey
Kevin P. Lacey
Chief Financial Officer

