Form 10-Q
period 2021-09-30
TAURIGA SCIENCES, INC.
filed 2021-11-15
CIK 1142790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to _________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 15, 2021, the registrant had 299,908,214 shares of its Common Stock, $0.00001 par value, outstanding.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	TAUG	OTCQB

TABLE OF CONTENTS

		Pages

PART I. FINANCIAL STATEMENTS

Item 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:	F-1

	Condensed Consolidated Balance Sheets as of September 30, 2021 (unaudited) and March 31, 2021	F-1

	Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2021 and 2020 (unaudited)	F-2

	Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the three and six months ended September 30, 2021 and 2020 (unaudited)	F-3

	Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2021 and 2020 (unaudited)	F-4

	Notes to Condensed Consolidated Financial Statements (unaudited)	F-5

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	3

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK	14

Item 4.	CONTROLS AND PROCEDURES	14

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS	15

Item 1A.	RISK FACTORS	15

Item 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS	18

Item 3.	DEFAULTS UPON SENIOR SECURITIES	18

Item 4.	MINE SAFETY DISCLOSURES	18

Item 5.	OTHER INFORMATION	18

Item 6.	EXHIBITS	19

2

PART I. FINANCIAL STATEMENTS

TAURIGA SCIENCES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN US$)

	September 30, 2021	March 31, 2021
	(UNAUDITED)
ASSETS
Current assets:
Cash	$28,698	$49,826
Accounts receivable, net allowance for doubtful accounts	9,861	32,227
Investment - trading securities	1,035,511	1,334,425
Investment - other	224,106	224,106
Inventory asset	379,989	201,372
Prepaid inventory	49,726	423,200
Prepaid expenses and other current assets	165,694	131,411
Total current assets	1,893,585	2,396,567

Lease right of use asset	56,797	64,301
Assets held for resale	11,084	11,084
Property and equipment, net	12,062	12,063
Leasehold improvements, net of amortization	4,063	4,688

Total assets	$1,977,591	$2,488,703

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Notes payable, net of discounts	$1,383,574	$504,819
Accounts payable	148,310	390,947
Accrued interest	60,728	14,722
Accrued expenses	54,827	68,442
Liability for common stock to be issued	219,000	174,000
Lease liability - current portion	15,075	14,426
Deferred revenue	5,997	-
Total current liabilities	1,887,511	1,167,356

Lease liability - net of current portion	42,398	50,100
Contingent liability	75,000	-
Total liabilities	2,004,909	1,217,456

Stockholders’ equity (deficit):
Common stock, par value $0.00001; 400,000,000 shares authorized, 290,421,214 and 275,858,714 outstanding at September 30, 2021 and March 31, 2021, respectively	2,905	2,760
Additional paid-in capital	64,687,499	63,417,565
Accumulated deficit	(64,717,722)	(62,149,078)
Accumulated other comprehensive income	-	-
Total stockholders’ equity (deficit)	(27,318)	1,271,247

Total liabilities and stockholders’ equity (deficit)	$1,977,591	$2,488,703

The accompanying notes are an integral part of the condensed consolidated financial statements.

TAURIGA SCIENCES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN US$)

	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Gross revenue	$122,127	$87,185	$168,067	$171,686
Sales Discounts	(12,755)	(10,996)	(24,962)	(30,430)
Sales returns	(2,026)	(830)	(2,392)	(1,093)
Net Revenue	107,346	75,360	140,713	140,164

Cost of goods sold	59,224	60,032	74,427	87,063

Gross profit	48,122	15,328	66,286	53,101

Operating expenses
Marketing and advertising	310,457	41,836	406,736	74,902
Research and development	94,624	25,488	108,063	27,305
Fulfilment services	20,059	16,700	60,517	38,950
General and administrative	817,810	320,246	1,660,618	904,719
Depreciation and amortization expense	1,326	216	2,571	435
Total operating expenses	1,244,276	404,486	2,238,505	1,046,311

Loss from operations	(1,196,154)	(389,158)	(2,172,219)	(993,210)

Other income (expense)
Interest expense	(418,982)	(292,788)	(854,793)	(612,410)
Unrealized gain (loss) on trading securities	(671,875)	39,077	(918,041)	59,110
Gain (Loss) on conversion of debt	-	-	-	(45,770)
Gain on sale of trading securities	550,731	-	1,376,409	-
Total other income (expense)	(540,126)	(253,711)	(396,425)	(599,070)

LOSS FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(1,736,280)	(642,869)	(2,568,644)	(1,592,280)

PROVISION FOR INCOME TAXES			-

Net loss	(1,736,280)	(642,869)	(2,568,644)	(1,592,280)

Net loss attributable to common shareholders	$(1,736,280)	$(642,869)	$(2,568,644)	$(1,592,280)
Loss per share - basic and diluted - Continuing operations	$(0.006)	$(0.004)	$(0.009)	$(0.010)
Weighted average number of shares outstanding - basic and fully diluted	282,675,039	146,966,946	282,675,039	164,869,672

TAURIGA SCIENCES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2020 AND 2021

					Accumulated
			Additional		other		Total
	Number of		paid-in	Accumulated	comprehensive	Subscription	stockholders’
	shares	Amount	capital	deficit	income (loss)	Receivable	deficit

Balance at June 30, 2020	145,323,728	$1,453	$59,401,093	$(59,472,043)	$-	$-	$(69,497)
Issuance of shares to CEO for cash at $0.05 per share	700,000	7	34,993	-	-	-	35,000
Issuance of shares via private placement at $0.025 to $0.035 per share	7,850,000	79	214,296	-	-	(60,000)	154,375
Issuance of commitment shares - debt financing at $0.027808 to $0.0344 per share	215,000	2	7,541	-	-	-	7,543
Shares issued for note conversion at $0.01869 to $0.02128 per share	18,497,751	185	348,462	-	-	-	348,647
Stock-based compensation vesting	-	-	31,221	-	-	-	31,221
Stock issued for services at $0.31 to $0.32	-	-	-	-	-	-	-
Issuance of unrestricted shares - Tangiers Investment agreement at $0.02614 to $0.02754	7,000,000	70	214,994	-	-	-	215,064
Recognition of beneficial conversion feature of convertible notes	-	-	-	-	-	-	-
Cumulative effect of adoption of Lease standard ASC 842	-	-	-	-	-	-	-
Net loss for the three months ended September 30, 2020	-	-	-	(642,869)	-	-	(642,869)

Balance at September 30, 2020	179,586,479	$1,796	$60,252,600	$(60,114,912)	$-	$(60,000)	$79,484

Balance at June 30, 2021	285,696,214	$2,858	$64,232,854	$(62,981,442)	$-	$-	$(1,254,270)
Issuance of shares via private placement at $0.024 to $0.09 per share	1,700,000	$17	$67,983	$-	$-	$-	$68,000
Issuance of commitment shares - debt financing at $0.028 to $0.092 per share	1,250,000	12	55,987	-	-	-	55,999
Stock-based compensation vesting	-	-	295,693	-	-	-	295,693
Stock issued for services at $0.0306 to $0.05	1,775,000	18	(18)	-	-	-	-
Recognition of beneficial conversion feature of convertible notes	-	-	35,000	-	-	-	-
Net loss for the three months ended September 30, 2021	-	-	-	(1,736,280)	-	-	(1,736,280)
Balance at September 30, 2021	290,421,214	$2,905	$64,687,499	$(64,717,722)	-	-	$(27,318)

TAURIGA SCIENCES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(UNAUDITED)

					Accumulated
			Additional		other		Total
	Number of		paid-in	Accumulated	comprehensive	Subscription	stockholders’
	shares	Amount	capital	deficit	income (loss)	Receivable	deficit

Balance at March 31, 2021	275,858,714	$2,760	$63,417,565	$62,149,078	$-	$-	$1,271,247
				-			-
Issuance of shares via private placement at $0.024 to $0.09 per share	4,000,000	40	241,960	-	-	-	242,000
Issuance of commitment shares - debt financing at $0.028 to $0.092 per share	3,050,000	30	256,969	-	-	-	256,999
Stock-based compensation vesting	-	-	358,080	-	-	-	358,080
Stock issued for services at $0.0306 to $0.05	7,512,500	75	(75)	-	-	-	-
Recognition of beneficial conversion feature of convertible notes	-	-	413,000	-	-	-	413,000
Net loss for the six months ended September 30, 2021	-	-	-	(2,568,644)	-	-	(2,568,644)
Balance at September 30, 2021	290,421,214	$2,905	$64,687,499	$(64,717,722)	$-	$-	$(27,318)

Balance at March 31, 2020	107,039,107	$1,070	$58,213,365	$(58,522,632)	$-	$-	$(308,197)
Issuance of shares to CEO for cash at $0.05 per share	700,000	7	34,993	-	-	-	$35,000
Issuance of shares via private placement at $0.025 to $0.035 per share	13,850,000	139	405,236	-	-	(60,000)	345,375
Issuances of commitment shares - debt financing at $0.03 to $0.0322 per share	740,000	7	24,111	-	-	-	24,118
Shares issued for note conversion at $0.01869 to $0.02128 per share	38,507,372	385	746,325	-	-	-	746,710
Stock-based compensation vesting	-	-	277,070	-	-	-	277,070
Stock issued for services at $0.31 to $0.32	6,000,000	60	(60)	-	-	-	-
Issuance of unrestricted shares - Tangiers Investment agreement at $0.02614 to $0.02754	12,750,000	128	369,354	-	-	-	369,482
Recognition of beneficial conversion feature of convertible notes	-	-	182,206	-	-	-	182,206
Net loss for the six months ended September 30, 2020	-	-	-	(1,592,280)	-	-	(1,592,280)

Balance at September 30, 2020	179,586,479	$1,796	$60,252,600	$(60,114,912)	$-	$(60,000)	$79,484

TAURIGA SCIENCES, INC. AND SUBSDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN US$)

	For the Six Months Ended
	September 30,
	2021	2020
Cash flows from operating activities
Net loss attributable to controlling interest	$(2,568,644)	$(1,592,280)
Adjustments to reconcile net loss to cash used in operating activities:
Bad debt expense	5,851	29,404
Amortization of original issue discount	49,083	57,165
Non-cash lease operating lease expense	451	3,546
Depreciation and amortization	2,571	435
Non-cash interest	257,000	24,119
Amortization of debt discount	367,672	483,734
Common stock issued and issuable for services (including stock-based compensation)	358,079	277,071
Gain on disposal of discontinued operation	-	-
Legal fees deducted from proceeds of notes payable	-	6,700
(Gain) loss on the sale of trading securities	(1,376,409)	-
Unrealized loss (gain) on trading securities	918,042	(59,110)
(Increase) decrease in assets
Prepaid expenses	(34,283)	54,209
Inventory (including inventory not received)	194,857	(125,089)
Investments in trading securities	(1,579,632)	-
Proceeds from sale of trading securities	2,336,914	-
Accounts receivable	16,515	(16,175)
Increase (decrease) in liabilities		-
Accounts payable	(242,637)	21,242
Deferred revenue	5,997	(384)
Accrued expenses	61,385	2,092
Accrued interest	46,006	46,745
Cash used in operating activities	(1,181,183)	(786,576)

Cash flows from investing activities
Investment - other	-	(278,212)
Purchase of property and equipment	(1,945)	-
Cash used in investing activities	(1,945)	(278,212)

Cash flows from financing activities
Repayment of principal on notes payable to individuals and companies	(245,000)	(100,000)
Proceeds from the sale of common stock (including to be issued)	287,000	359,313
Proceeds from notes payable to individuals and companies	1,120,000	-
Proceeds from sale of registered shares - Tangiers Investment Agreement	-	369,482
Proceeds from convertible notes	-	432,800
Cash provided by financing activities	1,162,000	1,061,595
Net decrease in cash	(21,128)	(3,193)

Cash, beginning of year	49,826	5,348
Cash, end of year	$28,698	$2,155

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Interest Paid	$16,721	$50,000
Taxes Paid	$-	$-

NON-CASH ITEMS
Conversion of notes payable and accrued interest for common stock	$-	$746,708
Original issue discount on notes payable and debentures	$73,500	$-
Recognition of debt discount	$413,000	$182,206

The accompanying notes are an integral part of the consolidated financial statements.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

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

Tauriga Pharma Corp.

On January 4, 2018, the Company announced the formation of a wholly owned subsidiary in Delaware, now known as Tauriga Pharma Corp. This subsidary’s focus is on the development of a pharmaceutical product line that is synergistic with the Company’s primary CBD product line. Currently, the plan is to initially create a pharmaceutical line of products to address nausea symptoms related to chemotherapy treatment in patients, which we will submit for clinical trials and to regulatory agencies for approval.

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

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

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

Chief Medical Officer

On July 15, 2020, the Company appointed Dr. Keith Aqua (“Dr. Aqua”) as an independent contractor to the position of Chief Medical Officer (“CMO”) and entered into a consulting agreement with Dr. Aqua carrying a term of 12 months from inception, expiring on July 15, 2021. In his CMO capacity, Dr. Aqua assisted the Company in the development of the Company’s proposed pharmaceutical grade version of Tauri-Gum™. In addition, Dr. Aqua helped to establish a distribution network for the Company to market its Tauri-Gum™ brand to a variety of physicians and medical practices in southern Florida. In consideration of the services provided by Dr. Aqua, and pursuant to the terms of the Agreement, the Company issued Dr. Aqua (i) upon entry into the Agreement 750,000 shares of restricted common stock, (ii) 750,000 shares of restricted common stock which were issued in equal monthly instalments of 62,500 shares beginning August 15, 2020 thru the expiration date, and (iii) agreed to $4,000 cash per quarter during the term of the Agreement, payable following the completion of each such quarter. As of September 30, 2021, the Company issued 1,500,000 restricted shares of its common stock to Dr. Aqua valued at $59,250 ($0.0395 per share). As of this report date, the Company is negotiating the renewal of this agreement.

NFTauriga Corp.

Effective April 14, 2021, the Company formed NFTauriga Corp. in the State of Deleware, as a wholly owned subsidiary. The Company is the sole holder of total authorized 100 shares having a par value of $0.00001. The Company’s Chief Executive Officer, Seth M. Shaw is the initial sole member of the board of directors, to serve until a qualified successor is duly elected. Mr. Shaw will also serve as the Chief Executive Officer and Secretary. The registered office of NFTauriga Corp. in the State of Delaware shall be at 1013 Centre Road, Suite 403-B, Wilmington, DE 19805 in the County of New Castle. The name of its registered agent at such address is Vcorp Services, LLC. NFTauriga Corp. will have the same fiscal year and principal executive office and the Company.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(US$)

(UNAUDITED)

NOTE 1 – BASIS OF OPERATIONS AND GOING CONCERN (CONTINUED)

Master Services Agreement

On December 16, 2020, the Company entered into a Master Services Agreement with North Carolina based Clinical Strategies & Tactics, Inc. (“CSTI”) to resume the clinical development of its proposed anti-nausea pharmaceutical grade version of Tauri-Gum™. CSTI will primarily focus its efforts on (i) Pharmaceutical Development Strategy, (ii) Commercialization Strategy, and (iii) Funding Strategy. The Company will with work with CSTI’s founder and chief executive officer, JoAnn C. Giannone. Ms. Giannone has over 25 years’ experience effectively leading companies through the drug and medical device development process. On December 23, 2020, the Company funded the initial consulting fees associated with this Agreement, in the amount of $67,500, exclusive of out-of-pocket reimbursable expenses. The Company has paid additional fees, effected through change orders to the original contract, in the amount of $85,000. These additional fees were for pharmaceutical testing and market research. Under the terms of the Agreement and related statement of work, CTSI will provide a high-level assessment and documentation of the development efforts required to commercialize the proposed pharmaceutical product globally, a commercial assessment, and a review of potential funding strategies and funding sources and potential business partners. The delivery system for this proposed pharmaceutical version is a modified version (with higher concentration of CBD) of the existing Tauri-Gum™” chewing gum formulation based on continued research and development. As of September 30, 2021, $2,536 of contract payments were recorded as prepaid expense for services yet to be rendered.

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

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

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

On July 12, 2021, the Company announced two new topical products; CBD infused Sunscreen Spray and Acai Fragrance Moisturizing Lip Balm. These two products will be manufactured, under Tauri-Sun™ brand name. Tauri-Sun™ Sunscreen Spray has a 30 SPF (sun protection factor) and is infused 200mg of CBD isolate per 3-ounce container. The easy to use “Spray On” delivery system is hypoallergenic and environmentally responsible (Reef Friendly). The Tauri-Sun™ Acai Fragrance Moisturizing Lip Balm has a 30 Sun Protection Factor (“SPF”) is dermatologist tested and CBD infused.

For a full list of our currently available products please visit our e-Commerce website at https://taurigum.com/.

See our “Risk Factors” contained in our Annual Report dated March 31, 2021 filed with the Securities and Exchange Commission on June 29, 2021, as amended August 16, 2021including with respect, but not limited, to Federal laws and regulations that govern CBD and cannabis.

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

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

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

As consideration for each Brand Ambassador’s Services set forth under their respective PSAs, the Company agreed to issue each Brand Ambassador 1,500,000 restricted shares of the Company’s common stock, upon execution of the PSA and PSA 2. These shares were issued on December 17,2020. Under the PSA’s, the Company had initially agreed, following the one-year anniversary of the Effective Date, an additional 1,500,000 restricted shares of Company’s common stock could be issued to each Brand Ambassador, subject to the satisfaction of the terms of such additional services and/or criteria to be mutually agreed upon by the parties to the PSA and/or the PSA 2. The Company has determined that these additional shares will not be paid. The value of all shares issued and to be issued had a value of $183,600 that will be recognized over the term of the contract.

Stock Up Express Agreement

Effective February 1, 2021, the Company entered into a distribution agreement with Connecticut based Stock Up Express, a division of Bozzuto’s Inc., a distributor that generates more than $3 Billion in annual sales. The agreement shall remain in effect for a period of two (2) years, with automatic renewal for additional successive one (1) year terms. Under terms of this distribution agreement, Stock Up Express will market and resell the Company’s flagship brand, Tauri-Gum™, to its customer base of wholesale and retail customers in the mainland United States. The two companies will jointly market Tauri-Gum™ to Stock Up Express’ customer base. The Agreement allows for modification of product offerings, and the Company expects to offer additional product items over the course of calendar year 2021. Either party may terminate this Agreement for convenience by giving a sixty (60) day written notice to the other party or either party has the right to terminate this agreement if the other party breaches or is in default of any obligation hereunder, including the failure to make any payment when due, which default is incapable of cure or which, being capable of cure, has not been cured within thirty (30) days after receipt of written notice from the non-defaulting party or within such additional cure period as the non-defaulting party may authorize in writing. As of September 30, 2021, the Company has recognized no sales under this agreement.

The Company has entered into multiple other arrangements that are more fully described in our periodic and current reports that we have filed with the Securities and Exchange Commission and included in those agreements filed by reference as exhibits thereto.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(US$)

(UNAUDITED)

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

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

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

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

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

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

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

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(US$)

(UNAUDITED)

NOTE 1 – BASIS OF OPERATIONS AND GOING CONCERN (CONTINUED)

OTHER BUSINESS ITEMS

Nausea Derived from Active Chemotherapy Treatment

The Company announced that it has progressed development efforts on its ongoing Pharmaceutical development project to deliver an Rx product (TAU 413) to treat Nausea Derived from Active Chemotherapy Treatment. The Company plans to perform in vitro studies with TAU 413 during the next quarter. In vivo testing and product formulation development will follow. If these efforts are successful, and funding is secured, the company intends to submit an IND during the 2022.

Strategic Marketing and Consulting Agreement with Mayer & Associates

On June 14, 2021, the Company entered into a 12-month Strategic Marketing and Consulting Agreement with Mayer & Associates. Under this agreement the Company paid $150,000 as well as the issuance of 3,500,000 shares of restricted common shares of Company stock. Half of the cash payment ($75,000) was paid upon execution of this agreement and the other half was paid approximately 90 days thereafter. Upon execution, the Company issued 2,200,000 of the above-mentioned shares. The remaining 1,300,000 above-mentioned shares were issued approximately 90 days after this contract was executed. Mayer and Associates will provide the Company with opportunities relating to the world of professional sports, with respect to its products and product lines. This includes, but is not limited to, introductions to professional sports leagues, celebrity (professional athletes) influencers/brand ambassadors/brand liaison(s), research and development opportunities, hosting of small periodic events for the Company and a diversified group of high-profile contacts and relationships, use social media exposure, podcasts backing of various elements from professional sports as well as assist the Company in advising of potential merger partners and developing corporate partnering relationships. The Company, at the sole discretion of its board, may pay an additional payment of $75,000 as permitted under this agreement based on performance. This additional payment will be recorded as a contingent liability on the Company condensed consolidated balance sheet until formally authorized by the Company’s board of directors. This agreement is terminable after six months. As of the date of this quarterly report date, the aforementioned shares have been issued.

GOING CONCERN

During the fourth quarter of the year ended March 31, 2019, the Company began sales and marketing efforts for its Mint flavored Tauri-GumTM product. During the year ended March 31, 2021, the Company recognized net sales of $285,319 and a gross profit of $122,692. During the six months ended September 30, 2021, the Company recognized net sales of $140,713 and a gross profit of $66,286. At September 30, 2021, the Company had a working capital surplus of $6,074 compared to $1,229,211 for the year ended March 31, 2021. The current lower surplus is largely resultant from increased debt levels. Although the Company has a working capital surplus, there is no guarantee that this will continue therefore it still believes that there is uncertainty with respect to continuing as a going concern.

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

The Company, in the short term, intends to continue funding its operations either through cash-on-hand or through financing alternatives. Management’s plans with respect to this include raising capital through equity markets to fund future operations as well as the possible sale of its remaining marketable securities which had a market value of $1,035,511 at September 30, 2021. In the event the Company cannot raise additional capital to fund and/or expand operations or fails to raise adequate capital and generate adequate sales revenue, or if the regulatory landscape were to become more difficult or result in regulatory enforcement, it could result in the Company having to curtail or cease operations.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

These condensed consolidated financial statements include the accounts and activities of Tauriga Sciences, Inc., its wholly-owned Canadian subsidiary, its wholly-owned subsidiary Tauriga Pharma Corp. (f/k/a Tauriga Biz Dev Corp – or “Tauriga BDC” and referenced herein as Tauriga BDC for contextual purposes only in describing the Blink contractual arrangement), NFTauriga Corp. and Tauriga Sciences Limited. All intercompany transactions have been eliminated in consolidation. As of September 30, 2021, there is no activity in any of the Company’s subsidiaries other than Tauriga Pharma Corp.

SEGMENT INFORMATION

The Company has adopted provisions of ASC 280-10 Segment Reporting for the three and six months ended September 30, 2021 and 2020. This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making internal operating decisions. The Company and its Chief Operating Decision Makers determined that the Company’s operations consist of two segments: (i) The first division consists of all retail, wholesale and e-commerce product sales of CBD/CBG Tauri-GumTM, Tauri-GummiesTM, and other CBD/CBG products, and (ii) the second segment will be a research and development division that consist of liabilities and results from any activity relative to the progress in the development of the Company’s FDA IND application for Phase II Trial of its proposed pharmaceutical grade version of Tauri-Gum™. The cost basis investment in Aegea has been treated as a non-operating asset and will therefore not be reported as a part of the research and development division.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(US$)

(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SEGMENT INFORMATION (CONTINUED)

Results for the three and six months ended September 30,

	Three months ended September 30,		Six months ended September 30,
	2021	2020	2021	2020
Revenue, net:
Tauri-gum	$107,346	$75,360	$140,713	$140,164
Pharma	-	-	-	-
Adjustments, eliminations and unallocated items	-	-	-	-
Total revenue, net	107,346	75,360	140,713	$140,164

Cost of Sales				-
Tauri-gum	(59,224)	(60,032)	(74,427)	(87,063)
Pharma	-	-	-	-
Adjustments, eliminations and unallocated items	-	-	-	-
Total cost of sales	$(59,224)	$(60,032)	$(74,427)	$(87,063)

General and Administrative expense
Tauri-gum	$133,274	$31,812	$576,970	106,600
Pharma	(21,464)	-	12,840	-
Adjustments, eliminations and unallocated items	706,000	288,434	1,070,808	798,119
Total General and Administrative expense	$817,810	$320,246	$1,660,618	$904,719
	-	-	-
Research and development
Tauri-gum	$14,597	$25,488	$28,036	$27,305
Pharma	80,027	-	80,027	-
Adjustments, eliminations and unallocated items	-	-	-	-
Total Research and Development	$94,624	$25,488	$108,063	$27,305
		-
Marketing and fulfillment expense
Tauri-gum	$330,516	$58,536	$467,253	$113,852
Pharma	-	-	-	-
Adjustments, eliminations and unallocated items	-	-	-	-
Total Marketing and fulfillment expense	$330,516	$58,536	$467,253	$113,852
		-
Depreciation expense
Tauri-gum	$1,326	$216	$2,571	$435
Pharma	-	-	-	-
Adjustments, eliminations and unallocated items	-	-	-	-
Total depreciation expense	$1,326	$216	$2,571	$435

Operating Loss
Tauri-gum	$(431,591)	$(84,024)	$(1,008,544)	$(195,091)
Pharma	(58,563)	-	(92,867)	-
Adjustments, eliminations and unallocated items	(706,000)	(308,884)	(1,070,808)	(798,119)
Total operating loss	$(1,196,154)	$(389,158)	$(2,172,219)	$(993,210)

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

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

On March 29, 2018 the Company, through Tauriga BDC, entered into an independent sales representative agreement with Blink to be a non-exclusive independent sales representative. Under the agreement with Blink, the Company may solicit orders from potential customers for EV charging station placement. On June 29, 2018, the Company purchased four Blink Level 2 - 40” pedestal chargers for permanent placement in a retail location or locations whereby the Company will pay a variable annual fee based on 7% of total revenue per charging unit. The remainder of the proceeds will be split 80/20 between the Company and the host location owner or its assignee. The host location owner will pay for the cost of providing power to these unit as well as installation costs. As of September 30, 2021, we have not installed any of these machines in any locations, and no revenue has been generated through the Blink contract. The Company has decided to abandon this business line, and therefore, we have reclassified these assets as held for sale.

The Company recognizes revenue upon the satisfaction of the performance obligation. The Company considers the performance obligation met upon shipment of the product or delivery of the product. For ecommerce orders, the Company’s products are shipped by a fulfillment company and payment is made in advance of shipment either through credit card or PayPal. The Company also delivers the product to its customers that they market to in the metropolitan New York Tri-State area that are not covered under any existing distribution agreements. The Company generally collects payment within 30 to 60 days of completion of its performance obligation, and the Company has no agency relationships. The Company recognized net revenue from operations in the amount of $140,713 during the six months ended September 30, 2021 and $285,319 during the year ended March 31, 2021. All revenue is from the sale of the Company’s Tauri-GumTM product line and there were trade receivables, net of allowance for doubtful accounts in the amount of $4,404 outstanding for these sales, as of September 30, 2021.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company maintains an allowance for doubtful accounts, which includes sales returns, sales allowances and bad debts. The allowance adjusts the carrying value of trade receivables for the estimate of accounts that will ultimately not be collected. An allowance for doubtful accounts is generally established as trade receivables age beyond their due dates, whether as bad debts or as sales returns and allowances. As past due balances age, higher valuation allowances are established, thereby lowering the net carrying value of receivables. The amount of valuation allowance established for each past-due period reflects the Company’s historical collections experience, including that related to sales returns and allowances, as well as current economic conditions and trends. The Company also qualitatively establishes valuation allowances for specific problem accounts and bankruptcies, and other accounts that the Company deems relevant for specifically identified allowances. The amounts ultimately collected on past-due trade receivables are subject to numerous factors including general economic conditions, the financial condition of individual customers and the terms of reorganization for accounts exiting bankruptcy. Changes in these conditions impact the Company’s collection experience and may result in the recognition of higher or lower valuation allowances. At September 30, 2021, the Company has established an allowance for doubtful accounts in the amount of $99,401.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(US$)

(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SALES REFUNDS

The Company’s refund policy allows customers to return product for any reason except where the customer does not like the taste of the product. The customer has 30 days from the date of purchase to initiate the process. Returns are limited to one return or exchange per customer. Only purchases up to $100 qualify for a refund. Approved return/refund requests are typically processed within 1-2 business days. For product purchases made through a Tauri-GumTM distributor or retailer, the customer is required to work with original purchase location for any return or exchange. The Company has not established a reserve for returns as of September 30, 2021 however will monitor the refunds to estimate whether a reserve will be required.

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

CASH EQUIVALENTS

For purposes of reporting cash flows, cash equivalents include investment instruments purchased with an original maturity of three months or less. At September 30, 2021, the Company’s cash on deposit with financial institutions did not exceed the total FDIC insurance limit of $250,000. At September 30, 2021 and March 31, 2021, the Company had a cash balance of $28,698 and $49,826, respectively. The Company’s does not expect, in the near term, for its cash balance to exceed the total FDIC insurance limit of $250,000 for other than very short periods of time where the Company would use such cash in excess of insurance in the very short-term in operating activities. To reduce its risk associated with the failure of such financial institution, the Company holds its cash deposits in more than one financial institution and evaluates at least annually the rating of the financial institution in which it holds its deposits. The Company had no cash equivalents as of September 30, 2021 and March 31, 2021.

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

INVESTMENT – COST METHOD

Investment in other companies that are not currently trading, are valued based on the cost method as the Company holds less than 20% ownership in these companies and has no influence over operational and financial decisions of the companies. The Company will evaluate, at least annually, whether impairment of these investments is necessary under ASC 320. During the year ended March 31, 2021, the Company has recorded a loss on the impairment on two of its cost method investments in the amount of $24,406. The Company did not record a loss on the impairment on investments for the six months ended September 30, 2021.

INVENTORY

Inventory consists of finished goods in salable condition stated at the lower of cost or market determined by the first-in, first-out method. The inventory consists of packaged and labeled salable inventory. Shipping of product to finished good inventory fulfilment center is also included in the total inventory cost. Shipping of product upon sale for e-commerce sales is paid by the customer upon ordering for orders of single packs of Tauri-GumTM. For multiple pack or wholesale product orders shipping cost is paid by the Company. As of September 30, 2021, the Company’s inventory on hand had a value of $379,989 compared to $201,372 at March 31, 2021. As of September 30, 2021, the Company wrote down all CBD infused chewing gum to a value of zero. During the six months ended September 30, 2021, the Company recorded a one-time charge of $123,826 as a write down of 10mg CBD infused chewing gum inventory. The Company does not intend or expect to sell this inventory and will use as marketing samples and other promotions.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(US$)

(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SHIPPING AND HANDLING COSTS

The Company’s fulfillment handling costs are provided by independent contractors through fixed fee arrangements which may also include incentives. These fees also contain a large degree of consultative, administrative and warehousing services as part of the fixed fee. Management believes that due to these factors it is more representative to include these amounts as general and administrative costs instead of cost of goods sold. For the three and six months ended September 30, 2021 the Company incurred fulfillment costs in the amount of $20,059 and $60,517, respectively compared to $16,700 and $38,950 for the same periods in the prior year.

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

The Company had net shipping expense:

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Shipping revenue	$1,728	$1,054	$2,738	$752
Shipping expense	(8,171)	(5,483)	(11,783)	(12,030)
Net shipping expense	$(6,443)	$(4,429)	$(9,045)	$(11,278)

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

NET LOSS PER COMMON SHARE

The Company computes per share amounts in accordance with FASB ASC Topic 260 “Earnings per Share” (“EPS”), which requires presentation of basic and diluted EPS. Basic EPS is computed by dividing the income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock and common stock equivalents outstanding during the periods; however, potential common shares are excluded for period in which the Company incurs losses, as their effect is anti-dilutive. For the three and six months ended September 30, 2021 and 2020, basic and fully diluted earnings per share were the same as the Company had losses in this period.

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

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

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

RESEARCH AND DEVELOPMENT

The Company expenses research and development costs as incurred. Research and development costs were $96,624 and $25,063 for the three and six months ended September 30, 2021, respectively compared to $25,488 and $27,305. The Company is continually evaluating products and technologies, and incurs expenses relative to these evaluations, including in the natural wellness space, such as Tauri-Gum™ product development of new flavor formulations and other CBD delivery products, as well as development of a Cannabigerol (“CBG”) Isolate Infused version of its Tauri-Gum™ brand. We also incur expenses relative to collaboration agreements and any activity relative to the progress in the development of the Company’s FDA IND application for Phase II Trial of its proposed pharmaceutical grade version of Tauri-Gum™, as well as intellectual property or other related technologies. As the Company investigates and develops relationships in these areas, resultant expenses for trademark filings, license agreements, website and product development and design materials will be expensed as research and development. Some costs will be accumulated for subsidiaries prior to formation of any new entities.

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

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

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

As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by ASC 740 and concluded that the tax position of the Company does not meet the more-likely-than-not threshold as of September 30, 2021.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

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

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(US$)

(UNAUDITED)

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

The following table disaggregates the Company’s net revenue by sales channel for the three and six months ended September 30:

	For the three months ended September 30,		For the six months ended September 30,
	2021	2020	2021	2020
Revenue:
Distributor	$-	$-	$-	$-
E-Commerce	65,205	36,395	98,462	96,489
Wholesale	42,141	38,965	42,251	43,675
	$107,346	$75,360	$140,713	$140,164

Revenues from the Company’s E-Commerce channel represented 70.0% of total net sales for the three and six months ended September 30, 2021 compared to 68.8% for the prior year. As of September 30, 2021, the Company’s had an allowance for doubtful account collectability in the amount of $99,401 which was wholly attributable to the Wholesale channel. There were no significant contract asset or contract liability balances for periods presented. The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed. Collections of the amounts billed are typically paid by the customers within 30 to 60 days.

NOTE 4– INVENTORY

The following chart is the inventory value by product as of:

	September 30, 2021	March 31, 2020
CBD/CBG Tauri-GumTM	$322,213	$173,207
Tauri-GummiesTM	7,817	13,973
Other (1)	49,959	14,192
Total Inventory	$379,989	$201,372

(1)	Other inventory consists of holiday pouches sold as a bundled of Tauri-GumTM, chocolate coins, dog treats, other CBD products, bath bombs, honey, mints and skin care.

At September 30, 2021, there were $43,476 of prepayments on deposit with manufactures of Company products.

NOTE 5– PROPERTY AND EQUIPMENT

The Company’s property and equipment is as follows:

	September 30, 2021	March 31, 2021	Estimated Life
Computers, office furniture and other equipment	$15,651	$13,705	3-5 years
Less: accumulated depreciation	(3,589)	(1,642)

Net	$12,062	12,063

During the year ended March 31, 2021, the Company purchased office furniture in the amount of $8,722 for its new company headquarters in Wappingers Falls, New York. The furniture will be depreciated over 60 months commencing upon occupation of its new Company headquarters on January 6, 2021.

During the six months ended September 30, 2021, the Company purchased computer equipment in the amount of $1,945. This equipment will be depreciated of 36 months.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(US$)

(UNAUDITED)

NOTE 5– PROPERTY AND EQUIPMENT (CONTINUED)

On June 29, 2018, the Company purchased four Blink Level 2 – 40” pedestal chargers for permanent placement in one or more retail locations whereby the Company would share revenue from these electric car vehicles charging units with such location owner. No depreciation expense has been recorded for the charging units as of September 30, 2021 due to the fact that they have not been placed in service. As of April 1, 2020, these charging units were reclassified as assets held for resale.

Depreciation expense for the six months ended September 30, 2021 was $932 and $1,946, respectively compared to $218 and $435 for the same periods in the prior year.

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

	September 30, 2021	March 31, 2021	Expected Usage
Wappingers Falls office signage and sales display	$5,000	$5,000	48 months
Less: amortization	(937)	(313)

Net	$4,063	4,687

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

For the three and six months ended September 30, 2021 and 2020, the Company recorded lease expense of $5,025 and $10,050, respectively compared to $3,542 and $6,999 for the same period in the prior year. As of September 30, 2021, the value of the unamortized lease right of use asset is $56,797. As of September 30, 2021, the Company’s lease liability was $57,472.

The following chart shows the Company’s operating lease cost for the three and six months ended September 30, 2021 and 2020:

	For the three months ended September 30,		For the six months ended September 30,
	2021	2020	2021	2020
Amortization of right of lease asset	$3,791	$3,082	$7,504	$6,999
Lease interest cost	1,234	376	2,546	1,057
Total Lease cost	$5,025	$3,458	$10,050	$8,056

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(US$)

(UNAUDITED)

NOTE 7 – OPERATING LEASE (CONTINUED)

Maturity of Operating Lease Liability for fiscal year ended March 31,

2022	$7,372
2023	16,201
2024	18,990
2025	14,909
Total lease payments	$57,472

	September 30, 2021	March 31, 2021
Right of Use (ROU) asset	$56,797	$64,301

	September 30, 2021	March 31, 2021
Operating lease liability:
Current	$15,075	$14,426
Non-Current	42,398	50,100
Total	$57,472	$64,526

NOTE 8 – NOTES PAYABLE AND CONVERTIBLE NOTES

		September 30, 2021	March 31, 2021
Jefferson Street Capital LLC (Oct-20)	(a)	$-	$135,000
SE Holdings, LLC (Nov-20)	(b)	-	110,000
GS Capital Holdings, LLC (Mar-21)	(c)	273,000	273,000
GS Capital Holdings, LLC (Apr-21)	(d)	313,000	-
SE Holdings, LLC (Aug-21)	(e)	115,500	-
Jefferson Street Capital LLC (Sep-21)	(f)	135,000	-
GS Capital Holdings, LLC (Aug-21)	(g)	105,000	-
Tangiers Global, LLC (Apr-21)	(h)	525,000	-
Total notes payable and convertible notes		$1,466,500	$518,000
Less note discounts		(88,597)	(13,181)
Less current portion of these notes		(1,382,903)	(504,819)
Total notes payable and convertible, net discounts		$-	$-

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(US$)

(UNAUDITED)

NOTE 8 – NOTES PAYABLE AND CONVERTIBLE NOTES (CONTINUED)

(a)	On October 5, 2020, the Company entered into (i) an Inventory Financing Promissory Note in the aggregate principal amount of $135,000 with Jefferson Street Capital LLC, and (ii) a Securities Purchase Agreement. The note has a maturity date of October 5, 2021, carries $10,000 original issue discount (and a $3,000 due diligence fee paid to Moody Capital Solutions, Inc., the placement agent on behalf of Jefferson Street), and carries interest on the unpaid principal balance hereof at the rate of ten percent (10%) per annum beginning on the issuance date of October 5, 2020. Any amount of principal or interest on the note which is not paid when due shall bear interest at the rate of eighteen percent (18%) per annum from the due date thereof until the same is paid or converted in accordance with the terms of the note. The repayment of this note shall be in seven equal cash monthly installments beginning on April 5, 2021 and ending on October 5, 2021, for an aggregate amount of $148,500 (assuming no defaults). This note may not be converted by noteholder into shares of our Common Stock unless we default in our monthly repayment obligation pursuant to the cash repayment schedule noted above. In the event of a default of the note, noteholder shall have the right to convert all or any part of the outstanding and unpaid amounts into fully paid and non-assessable shares of Common Stock; provided, however, that in no event shall the holder be entitled to convert any portion of the note in excess of that portion of the note upon the conversion of which would result in beneficial ownership by noteholder and its affiliates of more than 4.99% of the outstanding shares of Common Stock (as determined in accordance with Section 13(d) of the Securities Exchange Act of 1934, as amended, and Regulations 13D-G thereunder. The beneficial ownership limitations noted above may not be waived by noteholder. The conversion price shall equal (subject to customary adjustments for stock splits, stock dividends or rights offerings, recapitalization, reclassifications, extraordinary distributions and similar events) 75% multiplied by the market price, which is defined to mean the lowest one-day volume weighted average price of our Common Stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. The note contains a number of default or penalty provisions, including, but not limited to, the following: (a) at any time after October 5, 2020, if in the case that the Company’s Common Stock is not deliverable by DWAC for any reason, an additional 10% discount will apply for all future conversions under all notes. If in the case that the Company’s Common Stock is “chilled” for deposit into the DTC system and only eligible for clearing deposit, an additional 15% discount shall apply for all future conversions under the Note while the “chill” is in effect; (ii) if both the events noted in (i) above were to occur, an additional cumulative 25% discount shall apply; (iii) if the Company ceases to be a reporting company pursuant to the 1934 Act or if the Note cannot be converted into free trading shares after one hundred eighty-one (181) days from the issuance date, an additional 15% discount will be attributed to the conversion price; if the Company ceases to be a reporting company under the 1934 Act, (iv) if, at any time the Borrower does not maintain the Share Reserve (defined below); (v) the Company fails to pay the principal or interest under the Note when due under the terms thereof (including the five (5) calendar day cure period); (vi) a cross-default by the Company of another of its outstanding notes; or (vii) the completion of a reverse stock split while this Note is outstanding (and without consent). Subject to certain exempt issuances by the Company, during the period where any portion of the Note remains outstanding to Jefferson Street, if the Company engages in any future financing transactions with a third party investor, the Company will provide Jefferson Street with written notice thereof promptly but in no event less than 10 days prior to closing any financing transactions, and if applicable, the Company shall adjust the terms of the note to such more favorable terms of a subsequent financing, if any. In connection with the note, the Company issued irrevocable transfer agent instructions reserving 21,000,000 shares of the Company’s Common Stock (“Share Reserve”) for the amount then outstanding. On October 22, 2020, the Company issued to Jefferson Street 1,250,000 shares of its restricted common stock as debt commitment shares valued at $40,000 ($0.032 per share). Upon full conversion or repayment of this note, any shares remaining in such share reserve shall be cancelled and placed back into the treasury of the Company and available for issuance at a future date. As of September 30, 2021, all scheduled payments have been made under this note.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(US$)

(UNAUDITED)

NOTE 8 – NOTES PAYABLE AND CONVERTIBLE NOTES (CONTINUED)

(b)	On November 18, 2020, we consummated an inventory financing transaction and entered into (i) a Promissory Note in the aggregate principal amount of $110,000 with SE Holdings, LLC, a Nevada limited liability company (“SE”), and (ii) a Securities Purchase Agreement (“SPA”). The note has a maturity date of September 11, 2021, and carried $10,000 original issue discount, and guaranteed interest of 12%. Any amount of principal or interest on the note which is not paid when due shall bear interest at the rate of twenty four percent per annum from the due date thereof until the same is paid or converted in accordance with the terms of the note. Principal payments shall be made in five (5) installments, each in the amount of US$22,500 commencing one the fifth monthly anniversary following the issue date and continuing thereafter each thirty (30) days for five (5) months (assuming no defaults or partial or complete conversions of our Common Stock as a form of repayment). This note may not be converted by SE into shares of our Common Stock unless we default in our monthly repayment obligation pursuant to the cash repayment schedule noted above. In the event of a default of the note, SE shall have the right to convert all or any part of the outstanding and unpaid amount of the note into fully paid and non-assessable shares of Common Stock at the lowest market price for the preceding five trading days; provided, however, that in no event shall SE be entitled to convert any portion of the note in excess of that portion of the note upon the conversion of which would result in beneficial ownership by SE and its affiliates of more than 4.99% of the outstanding shares of Common Stock (as determined in accordance with Section 13(d) of the Securities Exchange Act of 1934, as amended, and Regulations 13D-G thereunder. The note contains a number of additional covenants and other provisions, including default or penalty clauses, cross-default, right to proceeds from other financings, reservation of share requirements and other such provisions, each as set forth in more detail in the note and SPA. At September 30, 2021 the Company has made all scheduled payments under this note.

(c)	On March 5, 2021, the Company entered into a Securities Purchase Agreement and a non-convertible redeemable note with GS Partners Capital, LLC. The $273,000 aggregate principal note has a maturity date of December 5, 2021 and carries $5,000 original issue discount with an interest rate of 6%. This note may be prepaid without penalty, provided that an event of default has not occurred. Upon an event of default, interest shall accrue at a default interest rate of 24% per annum or, if such rate is usurious or not permitted by current law, then at the highest rate of interest permitted by law. This note contains a number of additional covenants and other provisions, including default or penalty clauses, cross-default and other such provisions, each as set forth in more detail in the note and SPA. At September 30, 2021, the note had accrued interest of $9,379 with the full principal balance due.

(d)	On April 30, 2021, the Company entered into a Securities Purchase Agreement and a non-convertible redeemable note with GS Capital Partners, LLC. The $313,000 aggregate principal note has a maturity date of June 1, 2022 and carries $23,000 Original Issue Discount with an interest rate of 8%. This note may be prepaid without penalty, provided that an event of default has not occurred. Upon an event of default, interest shall accrue at a default interest rate of 24% per annum or, if such rate is usurious or not permitted by current law, then at the highest rate of interest permitted by law. This note contains a number of additional covenants and other provisions, including default or penalty clauses, cross-default and other such provisions, each as set forth in more detail in the note and SPA. At September 30, 2021, the note had accrued interest of $10,496 with the full principal balance due.

(e)	On August 6, 2021, the Company entered into a Security Purchase Agreement and Promissory Note in the amount of $115,500. This note bears a 12% interest rate with a maturity date of June 6, 2022. A lump-sum interest payment for ten (10) months shall be immediately due on the issue date and shall be added to the principal balance and payable on the maturity date or upon acceleration or by prepayment or otherwise, notwithstanding the number of days which the principal is outstanding. This note shall contain an original issue discount of $10,500 resulting in a purchase price of $105,000. Principal payments shall be made in five (5) installments each in the amount of $25,872 commencing one the fifth monthly anniversary following the issue date and continuing thereafter each thirty (30) days for five (5) months. The holder shall have the right from time to time, and at any time following an event of default, and ending on the date of payment of the default amount shall equal 100% multiplied by the lowest closing price for the common stock during the five-trading day period ending on the latest complete trading day prior to the conversion date. The Borrower is required at all times to have authorized and reserved four (4) times the number of shares that is actually issuable upon full conversion of the Note (based on the Conversion Price of the Notes in effect from time to time). The Company has set up an initial reserve of 9,625,000 shares. The Company will also issue 1,000,000 commitment shares as additional consideration for the purchase of this note. These shares will be valued at $51,000 ($0.051 per share) based on the closing price of the Company’s stock on the day this note was entered into. The note contains a number of additional covenants and other provisions, including default or penalty clauses, cross-default, right to proceeds from other financings, reservation of share requirements and other such provisions, each as set forth in more detail in the note and SPA. As of September 30, 2021, the note had accrued interest of $2,088 with full principal due under this note.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(US$)

(UNAUDITED)

NOTE 8 – NOTES PAYABLE AND CONVERTIBLE NOTES (CONTINUED)

Convertible Notes

(f)	On September 20, 2021, the Company entered into (i) an Inventory Financing Promissory Note in the aggregate principal amount of $135,000 with Jefferson Street Capital LLC, and (ii) a Securities Purchase Agreement. The note has a maturity date of September 20, 2022, carries $10,000 original issue discount (and a $3,000 due diligence fee paid to Moody Capital Solutions, Inc., the placement agent on behalf of Jefferson Street), and carries interest on the unpaid principal balance hereof at the rate of ten percent (10%) per annum. Any amount of principal or interest on the note which is not paid when due shall bear interest at the rate of eighteen percent (18%) per annum from the due date thereof until the same is paid or converted in accordance with the terms of the note. The repayment of this note shall be in seven equal cash monthly installments beginning on February 19, 2022 and ending on August 19, 2022, for an aggregate amount of $148,500 (assuming no defaults). This note may not be converted by noteholder into shares of our Common Stock unless we default in our monthly repayment obligation pursuant to the cash repayment schedule noted above. In the event of a default of the note, noteholder shall have the right to convert all or any part of the outstanding and unpaid amounts into fully paid and non-assessable shares of Common Stock; provided, however, that in no event shall the holder be entitled to convert any portion of the note in excess of that portion of the note upon the conversion of which would result in beneficial ownership by noteholder and its affiliates of more than 4.99% of the outstanding shares of Common Stock (as determined in accordance with Section 13(d) of the Securities Exchange Act of 1934, as amended, and Regulations 13D-G thereunder. The beneficial ownership limitations noted above may not be waived by noteholder. The conversion price shall equal (subject to customary adjustments for stock splits, stock dividends or rights offerings, recapitalization, reclassifications, extraordinary distributions and similar events) 75% multiplied by the market price, which is defined to mean the lowest one-day volume weighted average price of our Common Stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. The note contains a number of default or penalty provisions, including, but not limited to, the following: (a) at any time after September 20, 2021, if in the case that the Company’s Common Stock is not deliverable by DWAC for any reason, an additional 10% discount will apply for all future conversions under all notes. If in the case that the Company’s Common Stock is “chilled” for deposit into the DTC system and only eligible for clearing deposit, an additional 15% discount shall apply for all future conversions under the Note while the “chill” is in effect; (ii) if both the events noted in (i) above were to occur, an additional cumulative 25% discount shall apply; (iii) if the Company ceases to be a reporting company pursuant to the 1934 Act or if the Note cannot be converted into free trading shares after one hundred eighty-one (181) days from the issuance date, an additional 15% discount will be attributed to the conversion price; if the Company ceases to be a reporting company under the 1934 Act, (iv) if, at any time the Borrower does not maintain the Share Reserve (defined below); (v) the Company fails to pay the principal or interest under the Note when due under the terms thereof (including the five (5) calendar day cure period); (vi) a cross-default by the Company of another of its outstanding notes; or (vii) the completion of a reverse stock split while this Note is outstanding (and without consent). Subject to certain exempt issuances by the Company, during the period where any portion of the Note remains outstanding to Jefferson Street, if the Company engages in any future financing transactions with a third party investor, the Company will provide Jefferson Street with written notice thereof promptly but in no event less than 10 days prior to closing any financing transactions, and if applicable, the Company shall adjust the terms of the note to such more favorable terms of a subsequent financing, if any. In connection with the note, the Company issued irrevocable transfer agent instructions reserving 21,000,000 shares of the Company’s Common Stock (“Share Reserve”) for the amount then outstanding. The Company issued to Jefferson Street 1,250,000 shares of its restricted common stock as debt commitment shares valued at $56,000 ($0.0448 per share). Upon full conversion or repayment of this note, any shares remaining in such share reserve shall be cancelled and placed back into the treasury of the Company and available for issuance at a future date. As of September 30, 2021, this note had remaining unpaid principal of $135,000 and accrued interest of $370. As of this report date, the Company has not made any payments under this note.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(US$)

(UNAUDITED)

NOTE 8 – NOTES PAYABLE AND CONVERTIBLE NOTES (CONTINUED)

Convertible Notes

(g)	On August 25, 2021, the Company entered into a Securities Purchase Agreement and a convertible redeemable note with GS Capital Partners, LLC. The $105,000 aggregate principal note has a maturity date of August 25, 2022 and carries $5,000 Original Issue Discount with an interest rate of 8%. During the first six months this Note is in effect, the Company may redeem this Note by paying to the Holder an amount as follows: (i) if the redemption is within the first 90 days this Note is in effect, then for an amount equal to 120% of the unpaid principal amount of this Note along with any interest that has accrued during that period, (ii) if the redemption is after the 91st day this Note is in effect, but less than the 180th day this Note is in effect, then for an amount equal to 133% of the unpaid principal amount of this Note along with any accrued interest. This Note may not be redeemed after 180 days. Upon an event of default, interest shall accrue at a default interest rate of 24% per annum or, if such rate is usurious or not permitted by current law, then at the highest rate of interest permitted by law. This note contains a number of additional covenants and other provisions, including default or penalty clauses, cross-default and other such provisions, each as set forth in more detail in the note and SPA. The Holder of this Note is entitled, at its option, at any time after cash payment, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company’s common stock at a price (“Conversion Price”) for each share of Common Stock equal to 65% of the lowest daily VWAP of the Common Stock as reported on the National Quotations Bureau OTC Markets exchange which the Company’s shares are traded or any exchange upon which the Common Stock may be traded in the future (“Exchange”), for the twenty prior trading days including the day upon which a Notice of Conversion is received by the Company or its transfer agent. The Company recognized a beneficial conversion feature on this note in the amount of $35,000 which was recorded as debt discount and will be amortized over the life of the note using the effective interest method. At September 30, 2021, the note had accrued interest of $828 with the full principal balance due.

(h)	On April 5, 2021, the Company effectuated a $525,000 six-month fixed convertible promissory note with Tangiers Global, LLC containing an original issue discount of $25,000. This note matures on October 5, 2021 and bears an interest rate of 8%, guaranteed. This note has a fixed conversion price of $0.075 per share. The Company recognized a beneficial conversion feature (“BCF”) on this note in the amount of $378,000. This BCF will be recognized as interest expense pro-rata over the life of the note. The Company may redeem the note by paying to Tangiers an amount as follows: (i) if within the first 90 days of the issuance date, then for an amount equal to 110% of the unpaid principal amount so paid of this Note along with any interest that has accrued during that period, and (ii) if after the 91st day, but by the 180th day of the issuance date, then for an amount equal to 120%. After 180 days from the effective date, the Company may not pay this note in cash, in whole or in part without prior written consent by Holder. The Company covenants that it will at all times reserve out of its authorized and unissued Common Stock the number of shares of Common Stock as shall be issuable upon the conversion of this note. Tangiers may not engage in any “shorting” or “hedging” transaction(s) in the Common Stock of the Company prior to conversion. The note contains a number of additional covenants and other provisions, including default or penalty clauses, cross-default, restrictions on note proceeds, maintain exchange and SEC requirements, delivery of shares, reservation of share requirements and other such provisions, each as set forth in more detail in the note and SPA. If an Event of Default occurs, the outstanding Principal Amount of this Note owing in respect thereof through the date of acceleration, shall become, at the Tangiers’s election, immediately due and payable in cash at the “Mandatory Default Amount”. The Mandatory Default Amount means 20% of the outstanding Principal Amount of this Note will be automatically added to the Principal Sum of the Note and tack back to the Effective Date for purposes of Rule 144. Commencing 5 days after the occurrence of any Event of Default that results in the eventual acceleration of this Note, this Note shall accrue additional interest, at a rate equal to the lesser of 18% per annum or the maximum rate permitted under applicable law. The Company issued 1,000,000 of its restricted common debt incentive shares having a value of $129,000 ($.0129/share). As of September 30, 2021, this note had accrued interest of $40,852. As of this report date, this note has not been repaid or fully converted and the Company is in discussions with the holder as how to settle this note. There is no declared or claimed Event of Default.

The Company did not issue any shares to noteholders to convert outstanding notes during the six months ended September 30, 2021.

During the year ended March 31, 2021, the Company issued 93,197,109 shares of common stock to holders of convertible notes to retire $1,588,926 in principal and $111,749 of accrued interest (at an average conversion price of $0.01825 per share) under the convertible notes.

Interest expense for the three and six months ended September 30, 2021 was $418,982 compared to $854,793, respectively compared to $292,788 and $612,410 during the prior year. Accrued interest at September 30, 2021 and March 31, 2021 was $60,728 and $14,722, respectively.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(US$)

(UNAUDITED)

NOTE 9 – STOCKHOLDERS’ EQUITY (DEFICIT)

COMMON STOCK

As of September 30, 2021, the Company was authorized to issue 400,000,000 shares of its common stock. As of September 30, 2021 and November 15, 2021 there were 290,421,214 and 299,908,214 shares, respectively of common stock issued and outstanding.

On September 19, 2021, the Company’s Board of Directors (“BOD”) approved an amendment to the Company’s Articles of Incorporation to increase the Company’s authorized common stock from 4,000,000,000 to 7,500,000,000 shares, which is subject to shareholder approval under applicable laws of the Florida Business Corporations Act. To obtain this shareholder approval, on October 12, 2021, the Company filed Schedule 14A with the Securities and Exchange Commission calling for a special meeting of the stockholders, which is scheduled to be held on November 22, 2021.

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

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

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

Fiscal Year 2022

During the six months ended September 30, 2021, the Company issued 4,000,000 shares under stock purchase agreements in consideration for $242,000 ($0.04 to $0.08 per share) to accredited investors that are unrelated third parties.

During the six months ended September 30, 2021, the Company issued 7,512,500 shares for services rendered ($0.0395 to $0.129 per share).

During the six months ended September 30, 2021, the Company issued 3,050,000 shares for debt commitments valued at $257,000 ($0.0448 to $0.0129 per share).

During the three months ended September 30, 2021, the Company received $100,000 for 2,500,000 shares of stock. The Company recorded these funds as a liability to issue stock as of September 30, 2021.

In connection with some of the consulting agreements and board advisory agreements the Company has entered into, as the following clauses are part of the compensation arrangements: (a) the consultant will be reimbursed for all reasonable out of pocket expenses and (b) the Company, in its sole discretion, may make additional cash payments and/or issue additional shares of common stock to the consultant based upon the consultant’s performance. The Company recognized $358,079 and $277,072 in stock-based compensation expense related to these agreements in the three months ended September 30, 2021 and 2020.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(US$)

(UNAUDITED)

NOTE 9 – STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

STOCK OPTIONS

On February 1, 2012, the Company awarded to each of two executives’, one current and one former, options to purchase 66,667 common shares, an aggregate of 133,334 shares. These options vested immediately and were for services performed.

The following table summarizes option activity for the six months ended March 31, 2021 and year ended September 30, 2021.

Weighted
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding at March 31, 2020	133,334	$7.50	1.85 Years	$—

Granted	—	—
Expired	—	—
Exercised	—	—

Outstanding at March 31, 2021	133,334	$7.50	0.85 Years	$—

Granted	—	—
Expired	—	—
Exercised	—	—

Outstanding and exercisable September 30, 2021	133,334	$7.50	0.35 Years	$—

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

The following table summarizes the significant differences between the U.S. Federal statutory tax rate and the Company’s effective tax rate for financial statement purposes for year and three months ended September 30, 2021 and March 31, 2021:

	September 30, 2021	March 31,2021
Federal income taxes at statutory rate	21.00%	21.00%
State income taxes at statutory rate	0.00%	0.00%
Temporary differences	(4.578)%	11.83%
Permanent differences	0.00%	0.03%
Impact of Tax Reform Act	0.00%	0.00%
Change in valuation allowance	(16.422)%	(32.86)%
Totals	0.00%	0.00%

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

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(US$)

(UNAUDITED)

NOTE 10 – PROVISION FOR INCOME TAXES (CONTINUED)

	As of	As of
	September 30, 2021	March 31, 2021
Deferred tax assets:
Net operating losses before non-deductible items	$5,243,533	$4,599,765
Stock-based compensation	618,572	543,375
Unrealized gains (losses) on investments	(28,123)	164,666
Total deferred tax assets	5,833,982	5,307,806
Less: Valuation allowance	(5,833,982)	(5,307,806)

Net deferred tax assets	$-	$-

At September 30, 2021, the Company had a U.S. net operating loss carry-forward in the approximate amount of $26 million available to offset future taxable income through 2038. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods. The valuation allowance increased by $526,176 in the three months ended September 30, 2021 and increased by $690,392 in the year ended March 31, 2021. The net decreases were the result of the tax effects of the Tax Cuts and Jobs Act (the “TCJA”) offset by taxable losses net of timing differences in each of the years.

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

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(US$)

(UNAUDITED)

NOTE 11 – INVESTMENTS (CONTINUED)

TRADING SECURITIES (CONTINUED)

Investment in Trading Securities:

At September 30, 2021

Company		Beginning of Period Cost	Purchases	Sales Proceeds	End of Period Cost	Fair Value	Realized Gain (Loss)	Unrealized Gain (Loss)
VistaGen Therapeutics Inc (VTGN)	(a)	408,750	480,000	1,941,707	363,000	441,000	1,415,957	(759,300)
SciSparc Ltd. (SPRCY)	(b)	60,597	-	18,140	60,597	46,283	(9,638)	(14,314)
Neptune Wellness Solutions (NEPT)	(c)	-	102,201	89,200	-	-	(13,002)	-
BLNK CALLS - 01/21/22 $75	(d)	-	31,421	-	31,421	2,700	-	(28,721)
Beyond Meat (BYND)	(e)	-	60,530	72,749	-	-	12,219	-
BYND CALLS 11/19/21 $150	(f)	-	67,182	-	67,182	2,412	-	(64,770)
Jupiter Wellness (JUPW)	(g)	-	75,701	64,362	-	-	(11,339)	-
Canoo, Inc. (GOEVW)	(h)	-	237,790	-	237,790	195,310	-	(42,481)
MIND MEDICINE MINDMED INC. (MNMD)	(i)	-	123,067	110,179	-	-	(12,887)	-
Odyssey Semiconductor Technologies Inc.(ODII)	(j)	-	40,228	11,740	20,761	9,408	(7,727)	(11,353)
TLRY - CALL 12/17/21 $25	(k)	-	71,663	-	71,663	5,500	-	(66,163)
Axsome Therapeutics, Inc.	(l)	-	173,441	28,838	147,431	224,128	2,828	76,697
Biosig Technologies Inc.	(m)	-	116,409	-	116,409	108,770	-	(7,639)
Totals		$469,347	$1,579,632	$2,336,914	$1,116,253	$1,035,511	$1,376,409	$(918,042)

*This amount represents the cumulative unrealized loss as of September 30, 2021.

(a)	During the year ended March 31, 2021, the Company had exercised 230,000 warrant shares of VistaGen Therapeutics Inc. (VTGN) with a $0.50 strike acquired as part of a stock purchase agreement in addition to an additional 250,000 warrant shares with a strike price of $0.50 per share purchased for $0.15 per share. During the year ended March 31, 2021, the Company sold 125,000 shares for proceeds of $302,827 realizing a gain of $146,577. At March 31, 2021, the Company had 320,000 unexercised warrant shares with a strike price of $1.50 per share. These shares were in the money $0.63 per share in the money. On May 18, 2021, the Company exercised 180,000 of its Vistagen Therapeutics, Inc. five-year $1.50 registered warrants for $270,000 cash. On September 3, 2021 the Company exercised its remaining 140,000 warrants at $1.50 for a cost of $210,000. During the six months ended September 30, 2021, the Company sold 765,000 shares for proceeds $1,941,707 and a realized gain of $1,415,957. During the six months ended September 30, 2021, the Company had an unrealized loss of $759,300 for the shares held.

(b)	On March 1, 2021, the Company invested $88,375 for 12,500 units of SciSparc Ltd. (formerly known as Therapix Biosciences Ltd.) (OTCQB: SPRCY), a specialty, clinical-stage pharmaceutical company focusing on the development of cannabinoid-based treatments. The Company’s investment (acquisition of an equity stake with warrants) into SciSparc Ltd., was pursuant to an $8,150,000 private placement offering, comprised 1,152,628 Units to certain institutional and accredited investors in a private placement at an offering price of $7.07 per Unit. Each Unit consists of 1 American Depositary Share (“ADS”), 1 Series A Warrant and ½ Series B Warrant. The Series A Warrants have an exercise price of $7.07, subject to adjustments therein. The Series B Warrants have an exercise price equal to $10.60, subject to adjustments therein. The Series A Warrants and the Series B Warrants are exercisable six months from the date of issuance and have a term of exercise equal to five years from the initial exercise date. 278,744 of the Units included a Pre-Funded Warrant instead of an ADS. The Pre-Funded Warrants have an exercise price of $0.001 per full ADS. During the six months ended September 30, 2021, the Company sold 3,929 shares for proceeds of $18,140, realizing a loss of $9,638. During the six months ended September 30, 2021, the Company had an unrealized loss of $14,314.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(US$)

(UNAUDITED)

NOTE 11 – INVESTMENTS (CONTINUED)

TRADING SECURITIES (CONTINUED)

Investment in Trading Securities (Continued):

(c)	During the six months ended September 30, 2021, the Company purchased 75,000 shares of Neptune Wellness Solutions (NEPT) at a cost of $102,201 (average of $1.36 per share). During the three months ended September 30, 2021, the Company sold all 75,000 shares for proceeds of $89,200 and a realized loss of $13,002 (average $1.19 per share).

(d)	During the six months ended September 30, 2021, the Company purchased 180 CALL option contracts of Blink Charging Co with a strike price of $75 and an expiration of January 21, 2022. These CALL options were purchased for $31,421 ($174.56 per contract). During the six months ended September 30, 2021, the Company had an unrealized loss of $28,721.

(e)	During the six months ended September 30, 2021, the Company purchased 500 shares of Beyond Meat, Inc. (BYND) at a cost of $60,530 ($121.06 per share). During the six months ended September 30, 2021, the Company sold all 500 shares for proceeds of $72,749 and a realized gain of $12,219 (average $121.06 per share).

(f)	During the six months ended September 30, 2021, the Company purchased 36 CALL option contracts of Beyond Meat, Inc. with a strike price of $150 and an expiration of November 19, 2021. These CALL options were purchased for $67,182 ($1,866.18 per contract). During the six months ended September 30, 2021, the Company had an unrealized loss of $64,770.

(g)	During the six months ended September 30, 2021, the Company purchased 15,000 shares of Jupiter Wellness (JUPW) at a cost of $75,701 ($5.05 per share). During the six months ended September 30, 2021, the Company sold all 15,000 shares for proceeds of $64,362 and a realized loss of $11,339 (average $4.29 per share).

(h)	During the six months ended September 30, 2021, the Company purchased 103,333 warrants of Canoo, Inc. (GOEVW) at a cost of $237,790 (average $2.30 per share). During the six months ended September 30, 2021, the Company had an unrealized loss of $42,481.

(i)	During the six months ended September 30, 2021, the Company purchased 33,000 shares of Mind Medicine Mindmed Inc. (MNMD) at a cost of $123,222 (average $3.73 per share). During the six months ended September 30, 2021, the Company sold all 33,000 shares realizing a loss of $12,887.

(j)	During the six months ended September 30, 2021, the Company purchased 9,500 shares of Odyssey Semiconductor Technologies Inc. (ODII) at a cost of $40,250 (average $4.23 per share). During the six months ended September 30, 2021, the Company sold 4,600 shares for proceeds of $11,740 and a realized loss of $7,727. The Company had an unrealized loss of $11,352 during the six months ended September 30, 2021.

(k)	During the six months ended September 30, 2021, the Company purchased 220 CALL option contracts of Tilray, Inc. with a strike price of $25 and an expiration of December 17, 2021. These CALL options were purchased for $71,663 ($325.74 per contract). During the six months ended September 30, 2021, the Company had an unrealized loss of $66,163.

(l)

During the six months ended September 30, 2021, the Company purchased 8,000 shares of Axsome Therapeutics, Inc. (AXSM) for $147,431 (average $18.43 per share). During the six months ended September 30, 2021, the Company sold 1,200 shares for proceeds of $28,837. During the six months ended September 30, 2021, the Company had an unrealized gain of $76,697.

(m)

During the six months ended September 30, 2021, the Company purchased 36,500 shares of Biosig Technologies Inc. (BSGM) for $116,409 (average $3.189 per share). During the six months ended September 30, 2021, the Company had an unrealized loss of $7,639.

At September 30, 2021, the Company held warrants for AYTU to purchase 5,555 common shares at a strike price of $10.80 with an expiration of March 6, 2023. The strike price and number of shares were adjusted for the August 10, 2018, 1 for 20 reverse stock-split and again on December 8, 2020, as a result of a 1 for 10 shares held (herein referred to collectively as the “Reverse Stock Split”). All share and per share amounts in this report have been adjusted to reflect the effect of the Reverse Stock Split. At September 30, 2021, these warrants were out of the money by $105.12 per share and are not publicly traded, and the Company has not recognized the value of these warrants as they are not liquid.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(US$)

(UNAUDITED)

NOTE 11 – INVESTMENTS (CONTINUED)

At September 30, 2021, the Company also held Series A Warrants and the Series B Warrants of SciSparc Ltd. (SPRCY). With each of the 12,500 Units, purchased by the Company, consisting of 1 ADS, 1 Series A Warrant and ½ Series B Warrant. The Series A Warrants have an exercise price of $7.07, subject to adjustments therein. The Series B Warrants have an exercise price equal to $10.60, subject to adjustments therein. The Series A Warrants and the Series B Warrants are exercisable six months from the date of issuance and have a term of exercise equal to five years from the initial exercise date. These warrants are not publicly traded, and the Company has not recognized the value of these warrants as they are not liquid.

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

On January 6, 2021, however, the Company determined to terminate its equity line of credit agreement, which was the primary source of funding for this collaboration agreement. This effectively eliminated our obligation to any additional funding to Aegea under the Collaboration Agreement. As of March 31, 2021, the Company had invested $278,212 in Aegea for 69,553 shares, representing an ownership percentage of 1.02%. As of March 31, 2021, resultant delays of project milestones have led the Company to determined that full recovery of its investment in Aegea is in doubt and has recorded a 50% impairment loss on its Condensed Consolidated Statement of Operations in the amount of $139,106. Aegea is still moving forward on this project and the Company will continue to monitor the progress. There was no further activity or investment in Aegea by us in the period ended September 30, 2021.

On February 26, 2021, as part of a settlement agreement concluding the Collaboration Agreement, the Company acquired an additional 69,552 common shares of Aegea, increasing the Company’s total holdings to 139,104 Aegea shares (representing a 2.01% stake in Aegea as of September 30, 2021).

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(US$)

(UNAUDITED)

NOTE 11 – INVESTMENTS (CONTINUED)

COST BASED INVESTMENTS

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

NOTE 12 – FAIR VALUE MEASUREMENTS

The following summarizes the Company’s financial assets and liabilities that are measured at fair value on a recurring basis at September 30, 2021 and March 31, 2021:

	September 30, 2021
	Level 1	Level 2	Level 3	Total
Assets
Investment-trading securities	$1,035,511	$-	$-	$1,035,511
Cost method investment – Serendipity Brands	-	-	35,000	$35,000
Cost method investment - Aegea Biotechnologies, Inc.	-	-	139,106	$139,106
Cost method investment - Paz Gum LLC	-	-	50,000	$50,000

	March 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Investment-trading securities	$1,334,425	$-	$-	$1,334,425
Cost method investment – Serendipity Brands	-	-	35,000	$35,000
Cost method investment - Aegea Biotechnologies, Inc.	-	-	139,106	$139,106
Cost method investment - Paz Gum LLC	-	-	50,000	$50,000

NOTE 13 – CONCENTRATIONS

During the three months ended September 30, 2021, we had one supplier for our product CBD/CBG Tauri-GumTM. The Tauri-GumTM product line represents approximately 39.8% of net sales.

NOTE 14 – SUBSEQUENT EVENTS

Subsequent to September 30, 2021, the Company issued additional shares of common stock as follows: (i) 52,000,000 shares under consulting agreements and (ii) 2,500,000 shares of restricted common stock to Dr. David Wolizky, Director for services rendered upon his resignation from the board of directors; and (iii) 3,487,000 commitment shares associated with the issuance of notes payable. credited investors for proceeds totaling $168,000 ($0.04/per share).

On October 6, 2021, the Company announced that it has received notification from the Patent Cooperation Treaty (“PCT”) that its International Patent Application (App No. PCT/US21/22668) was Published (Publication No. WO2021/188612) on September 23, 2021. This International Patent Application was filed by the Company on March 17, 2021 as is Titled: MEDICATED CANNABINOID COMPOSITIONS, METHODS OF MANUFACTURING, AND METHODS OF TREATMENT. This International Patent Application relates to the Company’s proposed Pharmaceutical, Cannabinoid based, Chewing Gum product (Sublingual Absorption - Delivery System) under development for the treatment of: Nausea Derived from Active Chemotherapy Treatment.

TAURIGA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(US$)

(UNAUDITED)

NOTE 14 – SUBSEQUENT EVENTS

On October 11, 2021, the Company entered into a SPA and a one-year inventory financing promissory note with MBS GLOEQ CORP. in the amount of $85,000. The note has a maturity date of October 11, 2022 and an interest rate of 10% per annum. Any amount of principal or interest on this note which is not paid when due shall bear an interest at the rate of eighteen percent (18%) per annum from the due date thereof until the same is paid or converted. The holder shall have the right upon any Event of Default, to convert all or any part of the outstanding and unpaid amount of this note into fully paid and non-assessable shares of common stock, as such common stock exists on the issue date. The variable conversion price shall mean seventy-five percent (75%) multiplied by the lowest one-day VWAP (representing a discount rate of twenty-five percent (25%)) during the ten (10) Trading Day period ending on the latest complete trading day prior to the conversion date. The borrower covenants that during the period the conversion right exists, the borrower will reserve from its authorized and unissued Common Stock a sufficient number of shares, free from preemptive rights, to provide for the issuance of common stock upon the full conversion of this note. The Company has established an initial reserve of 13,500,000. The Company shall make six payments in the amount of $15,583, commencing on March 11, 2022 and ending on August 11, 2022. This note contains a number of additional covenants and other provisions, including default or penalty clauses, cross-default, right to proceeds from other financings, reservation of share requirements and other such provisions, each as set forth in more detail in the note and SPA.

On November 1, 2021 the Company received Notice of Publication from U.S. Patent and Trademark Office (“USPTO”), for its U.S. Patent Application No. 17/204,106. The Company filed this U.S. Patent Application on March 17, 2021 and it related to its ongoing Pharmaceutical development efforts.

On November 2, 2021, the Company announced that it will proceed with the production of its proprietary, Green Vein Kratom (“Kratom”) infused, supplement chewing gum. Each piece of Kratom infused Tauri-Gum™ will be infused with 20mg of “Green Vein” Kratom extract. The proposed flavor for this product: Granny Smith Green Apple. Anticipated MSRP: $18.99 per pack. The Company will procure both a standard Certificate of Analysis (“COA”) as well as a much more detailed lab analysis report, from North Hollywood, California based CALIGREEN Laboratory. The Company will also commercialize this product with Kosher and Halal Certifications. Mitragyna Speciosa, also known as Kratom, is a tropical Evergreen tree in the coffee family, native to Southeast Asia. It is indigenous to Thailand, Indonesia, Malaysia, Myanmar, and Papua New Guinea, where it has been used as herbal medicine since at least the 19th century. Commercially, the 3 main strains of Kratom are: White Vein, Green Vein, and Red Vein.

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

Tauriga Pharma Corp.

On January 4, 2018, the Company announced the formation of a wholly owned subsidiary in Delaware, now known as Tauriga Pharma Corp. This subsidary’s focus is on the development of a pharmaceutical product line that is synergistic with the Company’s primary CBD product line. Currently, the plan is to initially create a pharmaceutical line of products to address nausea symptoms related to chemotherapy treatment in patients, which we will submit for clinical trials and to regulatory agencies for approval.

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

NFTauriga Corp.

Effective April 14, 2021, the Company formed NFTauriga Corp. in the State of Deleware, as a wholly owned subsidiary. The Company is the sole holder of total authorized 100 shares having a par value of $0.00001. The Company’s Chief Executive Officer, Seth M. Shaw is the initial sole member of the board of directors, to serve until a qualified successor is duly elected. Mr. Shaw will also serve as the Chief Executive Officer and Secretary. The registered office of NFTauriga Corp. in the State of Delaware shall be at 1013 Centre Road, Suite 403-B, Wilmington, DE 19805 in the County of New Castle. The name of its registered agent at such address is Vcorp Services, LLC. NFTauriga Corp. will have the same fiscal year and principal executive office and the Company.

Master Services Agreement

On December 16, 2020, the Company entered into a Master Services Agreement with North Carolina based Clinical Strategies & Tactics, Inc. (“CSTI”) to resume the clinical development of its proposed anti-nausea pharmaceutical grade version of Tauri-Gum™. CSTI will primarily focus its efforts on (i) Pharmaceutical Development Strategy, (ii) Commercialization Strategy, and (iii) Funding Strategy. The Company will with work with CSTI’s founder and chief executive officer, JoAnn C. Giannone. Ms. Giannone has over 25 years’ experience effectively leading companies through the drug and medical device development process. On December 23, 2020, the Company funded the initial consulting fees associated with this Agreement, in the amount of $67,500, exclusive of out-of-pocket reimbursable expenses. The Company has paid additional fees, effected through change orders to the original contract, in the amount of $85,000. These additional fees were for pharmaceutical testing and market research. Under the terms of the Agreement and related statement of work, CTSI will provide a high-level assessment and documentation of the development efforts required to commercialize the proposed pharmaceutical product globally, a commercial assessment, and a review of potential funding strategies and funding sources and potential business partners. The delivery system for this proposed pharmaceutical version is a modified version (with higher concentration of CBD) of the existing Tauri-Gum™” chewing gum formulation based on continued research and development. As of September 30, 2021, $2,536 of contract payments were recorded as prepaid expense for services yet to be rendered.

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

Delta 8 Version of Tauri-GumTM

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

On July 12, 2021, the Company announced two new topical products; CBD infused Sunscreen Spray and Acai Fragrance Moisturizing Lip Balm. These two products will be manufactured, under Tauri-Sun™ brand name. Tauri-Sun™ Sunscreen Spray has a 30 SPF (sun protection factor) and is infused 200mg of CBD isolate per 3-ounce container. The easy to use “Spray On” delivery system is hypoallergenic and environmentally responsible (Reef Friendly). The Tauri-Sun™ Acai Fragrance Moisturizing Lip Balm has a 30 Sun Protection Factor (“SPF”) is dermatologist tested and CBD infused.

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

As consideration for each Brand Ambassador’s Services set forth under their respective PSAs, the Company agreed to issue each Brand Ambassador 1,500,000 restricted shares of the Company’s common stock, upon execution of the PSA and PSA 2. These shares were issued on December 17,2020. Under the PSA’s, the Company had initially agreed, following the one-year anniversary of the Effective Date, an additional 1,500,000 restricted shares of Company’s common stock could be issued to each Brand Ambassador, subject to the satisfaction of the terms of such additional services and/or criteria to be mutually agreed upon by the parties to the PSA and/or the PSA 2. The Company has determined that these additional shares will not be paid. The value of all shares issued and to be issued had a value of $183,600 that will be recognized over the term of the contract.

Stock Up Express Agreement

Effective February 1, 2021, the Company entered into a distribution agreement with Connecticut based Stock Up Express, a division of Bozzuto’s Inc., a distributor that generates more than $3 Billion in annual sales. The agreement shall remain in effect for a period of two (2) years, with automatic renewal for additional successive one (1) year terms. Under terms of this distribution agreement, Stock Up Express will market and resell the Company’s flagship brand, Tauri-Gum™, to its customer base of wholesale and retail customers in the mainland United States. The two companies will jointly market Tauri-Gum™ to Stock Up Express’ customer base. The Agreement allows for modification of product offerings, and the Company expects to offer additional product items over the course of calendar year 2021. Either party may terminate this Agreement for convenience by giving a sixty (60) day written notice to the other party or either party has the right to terminate this agreement if the other party breaches or is in default of any obligation hereunder, including the failure to make any payment when due, which default is incapable of cure or which, being capable of cure, has not been cured within thirty (30) days after receipt of written notice from the non-defaulting party or within such additional cure period as the non-defaulting party may authorize in writing. As of September 30, 2021, the Company has recognized no sales under this agreement.

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

OTHER BUSINESS ITEMS

Nausea Derived from Active Chemotherapy Treatment

The Company announced that it has progressed development efforts on its ongoing Pharmaceutical development project to deliver an Rx product (TAU 413) to treat Nausea Derived from Active Chemotherapy Treatment. The Company plans to perform in vitro studies with TAU 413 during the next quarter. In vivo testing and product formulation development will follow. If these efforts are successful, and funding is secured, the company intends to submit an IND during 2022.

Strategic Marketing and Consulting Agreement with Mayer & Associates

On June 14, 2021, the Company entered into a 12-month Strategic Marketing and Consulting Agreement with Mayer & Associates. Under this agreement the Company will paid $150,000 as well as the issuance of 3,500,000 shares of restricted common shares of Company stock. Half of the cash payment ($75,000) was paid upon execution of this agreement and the other half was paid approximately 90 days thereafter. Upon execution, the Company issued 2,200,000 of the above-mentioned shares. The remaining 1,300,000 above-mentioned shares were issued approximately 90 days after this contract was executed. Mayer and Associates will provide the Company with opportunities relating to the world of professional sports, with respect to its products and product lines. This includes, but is not limited to, introductions to professional sports leagues, celebrity (professional athletes) influencers/brand ambassadors/brand liaison(s), research and development opportunities, hosting of small periodic events for the Company and a diversified group of high-profile contacts and relationships, use social media exposure, podcasts backing of various elements from professional sports as well as assist the Company in advising of potential merger partners and developing corporate partnering relationships. The Company, at the sole discretion of its board, may pay an additional payment of $75,000 as permitted under this agreement based on performance. This additional payment will be recorded as a contingent liability on the Company condensed consolidated balance sheet until formally authorized by the Company’s board of directors. This agreement is terminable after six months. As of the date of this quarterly report date, the aforementioned shares have been issued.

RESULTS OF OPERATIONS

For the three and six months ended September 30, 2021 compared to the three months ended September 30, 2020

The results of operations included herein contain only those operations that are part of our continuing operations. For discussion regarding our past operations which have since been disposed of, please refer to our Annual Report.

Net Revenue

During the three months ended September 30, 2021, the Company recognized net revenue of $107,346. Net revenues for the three months ended September 30, 2020 were $75,360. The Company’s sales came from online and wholesale clients. For the purposes of sales by sales channel segmentation, distributor sales include sales to customers that were distributors.

During the six months ended September 30, 2021, the Company recognized net revenue of $140,713. Net revenues for the six months ended September 30, 2020 were $140,164. The Company’s sales came from online and wholesale clients. For the purposes of sales by sales channel segmentation, distributor sales include sales to customers that were distributors.

Sales by sales channel for the three and six months ended September 30,

	For the three months ended September 30,		For the six months ended September 30,
	2021	2020	2021	2020
Revenue:
Distributor	$-	$-	$-	$-
E-Commerce	65,205	36,395	98,462	96,489
Wholesale	42,141	38,965	42,251	43,675
	$107,346	$75,360	$140,713	$140,164

Cost of Goods Sold

For the three months ended September 30, 2021, the Company had cost of goods sold in the amount of $33,734 for online and wholesale customers. For the three and six months ended September 30, 2020 was $74,427 as a result of sales of Tauri-GumTM to online customers and wholesale clients. For the purposes of cost of goods sold segmentation distributor cost of goods sold includes sales to customers that were distributors.

Cost of Goods Sold by sales channel for Tauri-GumTM for the three and six months ended September 30, 2021 and 2020 were:

	For the three months ended September 30,		For the six months ended September 30,
	2021	2020	2021	2020
Cost of Goods Sold
Distributor	$-	$-	$-	$-
E-Commerce	33,734	21,298	48,853	44,819
Wholesale	25,490	38,734	25,574	42,244
	$59,224	$60,032	$74,427	$87,063

Operating Expenses

Marketing and advertising expense

For the three months ended September 30, 2021, marketing and advertising expense from continuing operations was $310,457 compared to $41,836 for the same period in the prior year. The difference of $268,621 was primarily due to the conversion of inventory to samples at a cost of $123,826 as well as the new inventory sample allocation in the amount of $80,850. Additionally, the Company realized higher social media campaigns costs, SEO consulting work, sales territory development and website maintenance during the three months ended September 30, 2021.

For the six months ended September 30, 2021, marketing and advertising expense from continuing operations was $406,736 compared to $74,902 for the same period in the prior year. The difference of $331,834 was primarily due to social media campaigns, SEO consulting work, sales territory development and website maintenance during the three months ended September 30, 2021. Additionally, the Company did a direct mail campaign at a cost of $38,200

Research and development

For the three months ended September 30, 2021, research and development expense was $94,624 compared to $25,488 for the same period in the prior year. The current year increased expense was largely due to the work in the pharma clinical trial totaling $47,464 as well as a $20,000 payment for a STUDY PROTOCOL DEVELOPMENT: TAURIGA SCIENCES NAUSEA IN PREGNANCY

For the six months ended September 30, 2021, research and development expense was $108,063 compared to $27,305 for the same period in the prior year. The current year increased expense was largely due to the Kosher certification of the Tauri-GumTM product line work in the pharma clinical trial totaling $47,464 as well as a $20,000 payment for a STUDY PROTOCOL DEVELOPMENT: TAURIGA SCIENCES NAUSEA IN PREGNANCY the six months ended September 30, 2021.

Fulfillment services

For the three months ended September 30, 2021, fulfillment services were $20,059 compared $16,700 for the same period in the prior year. The increase in current year expense was largely due to additional activity and increased e-commerce sales activity and product offering as well as the establishment of a new product warehouse in Brooklyn, NY.

For the six months ended September 30, 2021, fulfillment services were $60,517 compared $38,950 for the same period in the prior year. The increase in current year expense was largely due to additional activity and increased e-commerce sales activity and product offering as well as the establishment of a new product warehouse in Brooklyn, NY.

General and Administrative Expense

For the three months ended September 30, 2021 and 2020, general and administrative expenses were $817,810 and $320,246, respectively. This increase of $497,564 was primarily attributable to increased stock based compensation $264,470, larger consulting fees of $54,250, increased legal fees of $23,515 and increased travel expense of $34,100.

For the six months ended September 30, 2021 and 2020, general and administrative expenses were $1,660,618 and $904,719, respectively. This increase of $755,899 was primarily attributable to a larger consulting fees of $363,172, increased legal fees of $44,665, increased officer and director compensation of $162,600, increased stock based compensation of $81,006 and increased travel expense of $46,350.

Depreciation and amortization

For the three and six months ended September 30, 2021, depreciation and amortization expense was $1,326 and $2,571, respectively compared to $216 and $435. Depreciation expense increase of $1,014 for the six months ended September 30, 2021 was due to depreciation expense on new computer, presentation equipment and furniture for the new office. Additionally, the Company had amortization expense of $625 for sales display in the new corporate office for the three and six months ended September 30, 2021.

Interest Expense

For the three months ended September 30, 2021 and 2020, interest expense was $418,982 and $292,788, respectively. Interest expense increase of $126,194 was due to the increased expense of $171,895 for the issuance of commitment shares recorded as interest expense offset of lower recognition of debt discount of $40,500.

For the six months ended September 30, 2021 and 2020, interest expense was $854,793 and $612,410, respectively. Interest expense increase of $242,383 was due to the increase of $351,882 for the issuance of commitment shares recorded as interest expense offset of lower recognition of debt discount of $116,062.

Net Income (Loss)

The Company generated net losses from continuing operations of $1,736,280 and $2,568,644 for the three and six months ended September 30, 2021, respectively compared to $642,869 and $1,592,280 for the same periods in the prior year. The increased net loss in the three months ended September 30, 2021 was primarily due to increase general and administrative costs of $497,564, increased marketing expense of $268,621 for sample allocations, increased interest expense of $126,194, unrealized loss on trading securities of $671,875 offset by a realized gain on trading securities of $550,731.

The increased net loss in the six months ended September 30, 2021 was primarily due to increase general and administrative costs of $755,899, increased marketing expense of $331,834, increased interest expense of $242,383, unrealized loss on trading securities of $918,041 offset by a realized gain on trading securities of $1,376,409.

Liquidity and Capital Resources

At September 30, 2021, we had cash of $28,698 and 1,035,511 of securities compared to March 31, 2021 of $49,826 and $1,334,425 of trading securities. We have historically met our cash needs through a combination of proceeds from private placements of our securities, loans and convertible notes. Our cash requirements are generally for purchases of inventory as well as selling, general and administrative activities. We believe that our cash balance is not sufficient to finance our cash requirements for expected operational activities, capital improvements, and partial repayment of debt through the next 12 months.

Net Cash provided by in financing activities during the six months ended September 30, 2021 and 2020 was $1,162,000 and $1,061,595 respectively. During the six months ended September 30, 2021, the Company received $1,120,000 proceed from notes payable, $287,000 from the sale of common stock offset by the repayment of note principal of $245,000. During 2020, the Company had proceeds from the sale of registered shares under the Tangiers Investment Agreement in the amount of $369,482, proceeds from the sale of common stock in the amount of $359,313 and $432,800 proceeds from notes payable offset by $100,000 for the repayment of note principal.

As of September 30, 2021, current assets exceeded our current liabilities by $6,074 compared to current assets exceeding current liabilities by $1,229,211 at March 31,2021. At September 30, 2021, current assets were $1,893,585 compared to $2,396,567 at March 31, 2021. During fiscal year 2021, the Company’s decrease in current assets was primarily due to a $298,914 decrease in the investment in trading securities. At September 30, 2021, current liabilities were $1,887,511 compared to $1,167,356 at March 31, 2021. The Company’s increase in current liabilities was mainly due to increased notes payable of $878,755.

Going Concern

During the fourth quarter of the year ended March 31, 2019, the Company began sales and marketing efforts for its Mint flavored Tauri-GumTM product. During the year ended March 31, 2021, the Company recognized net sales of $285,319 and a gross profit of $122,692. During the six months ended September 30, 2021, the Company recognized net sales of $140,713 and a gross profit of $66,286. At September 30, 2021, the Company had a working capital surplus of $6,074 compared to $1,229,211 for the year ended March 31, 2021. The current lower surplus is largely resultant from increased debt levels. Although the Company has a working capital surplus, there is no guarantee that this will continue therefore it still believes that there is uncertainty with respect to continuing as a going concern.

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

The Company, in the short term, intends to continue funding its operations either through cash-on-hand or through financing alternatives. Management’s plans with respect to this include raising capital through equity markets to fund future operations as well as the possible sale of its remaining marketable securities which had a market value of $1,035,511 at September 30, 2021. In the event the Company cannot raise additional capital to fund and/or expand operations or fails to raise adequate capital and generate adequate sales revenue, or if the regulatory landscape were to become more difficult or result in regulatory enforcement, it could result in the Company having to curtail or cease operations.

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

Off-Balance Sheet Arrangements

As of September 30, 2021, the Company had no off-balance sheet arrangement as defined in Item 303(a)(4) of Regulation S-K.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of November 15, 2021, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

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

As of September 30, 2021, we had $28,698 of available cash as well as $1,035,511 held in trading securities at fair market value. We will need to raise additional funds or liquidate the remainder of our marketable securities to pay outstanding vendor invoices and execute our business plan. Our future cash flows depend on our ability to market and sell our common stock and to enter into licensing arrangements. There can be no assurance that we will have sufficient funds to execute our business plan or complete a strategic transaction, or that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us.

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

Legal Uncertainty Surrounding the Use of Industrial Hemp Derived Δ8 THC.

On August 21, 2020, the United States Drug Enforcement Administration’s (DEA) issued its Interim Final Rule for the Implementation of the Agricultural Improvement Act of 2018 (IFR), “to codify in the DEA regulations the statutory amendments to the Controlled Substances Act (CSA) made by the Agriculture Improvement Act of 2018 (AIA [or 2018 Farm Bill]), regarding the scope of regulatory controls over marihuana, tetrahydrocannabinols, and other marihuana-related constituents.” The IFR further stated that the classification of “synthetic tetrahydrocannabinols” was not impacted by the 2018 Farm Bill, and “synthetic cannabinoids” are still to be considered controlled substances under the CSA. The legal definition of “synthetic cannabinoids” is constantly evolving, and some argue that Δ8-THC could be deemed a controlled substance, given that it is produced via a chemical extraction process with hemp-based materials, typically hemp-derived CBD. Given this regulatory uncertainty, Δ8 THC’s potential classification under the CSA will not be fully understood until additional clarifying statements are issued by the DEA, or a judicial decision on these issues has been rendered. Since the implementation of the IFR, several states have issued bans on the use of industrial hemp derived Δ8 THC in consumer products. Furthermore, the NYDPH recently issued a set of regulations to address the use of industrial hemp derived Δ8 THC and Δ10 THC in cannabinoid hemp products manufactured and sold in New York. Future regulatory changes or enforcement actions by the DEA or state regulators, with respect to Δ8 THC, could have a materially adverse impact on the business, financial condition, results of operations or prospects of the Company.-

Uncertainty regarding Company’s manufacturing partner’s ability to comply with the NYDPH’s ‘cannabinoid hemp processors” requirements for Δ8 THC production.

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

As a result of investments the Company has made in public and privately held companies since and including 2017, the investment securities presently held by us exceeds 40% of our total assets, exclusive of cash items and, accordingly, we are currently an inadvertent investment company. As of September 30, 2021, the Company held publicly traded common stock, warrants and call options in ten publicly traded company and warrants exercisable for common stock in three publicly traded companies. The Company also has investments recorded at cost, net of impairment of $224,106 private companies. As of September 30, 2021, the Company had purchased securities, warrants or options in twelve different public companies at a cost of $1,579,632. including exercised warrants, and sold shares of eight different companies receiving proceeds of $2,336,914.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the six months ended September 30, 2021, the Company issued 4,000,000 shares under stock purchase agreements in consideration for $242,000 ($0.04 to $0.08 per share) to accredited investors that are unrelated third parties.

During the six months ended September 30, 2021, the Company issued 7,512,500 shares for services rendered ($0.0395 to $0.129 per share).

During the six months ended September 30, 2021, the Company issued 3,050,000 shares for debt commitments valued at $257,000 ($0.0448 to $0.0129 per share).

During the three months ended September 30, 2021, the Company received $100,000 for 2,500,000 shares of stock. The Company recorded these funds as a liability to issue stock as of September 30, 2021.

Subsequent to September 30, 2021, the Company issued additional shares of common stock as follows: (i) 5,200,0000 shares under consulting agreements and (ii) 2,500,000 shares of restricted common stock to Dr. David Wolizky, Director for services rendered upon his resignation from the board of directors; and (iii) 3,487,000 commitment shares associated with the issuance of notes payable. credited investors for proceeds totaling $168,000 ($0.04/per share).

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS.

Exhibit Number	Description

4.1	Form of Tauriga Security Purchase Agreement offered to accredited investors for private placement filed on Form 10-Q on August 16, 2021
4.2	Securities Purchase Agreement with GS Capital Partners, LLC dated August 25, 2021

4.3	Securities Purchase Agreement with SE Holdings dated August 6, 2021 filed on Form 10-Q filed August 16, 2021

4.4 4.5	Securities Purchase Agreement with MBS GLOEQ Corp dated October 11, 2021 Securities Purchase Agreement with Jefferson Street Capital LLC dates September 20, 2021

10.1	Inventory Financing Promissory Note with MBS GLOEQ Corp dated October 11, 2021

10.2	Inventory Financing Promissory Note with Jefferson Street Capital LLC dated September 20, 2021

10.3	Convertible Redeemable Note with GS Capital Partners, LLC dated August 25, 2021

10.4	Promissory Note with SE Holdings for $115,000 dated August 6, 2021 filed on Form 10-Q August 16, 2021

Exhibit 31.1	Certification of Chief Executive Officer of Tauriga Sciences, Inc. Required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Principal Accounting Officer of Tauriga Sciences, Inc. Required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Principal Executive Officer of Tauriga Sciences, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63

Exhibit 32.2	Certification of Principal Accounting Officer of Tauriga Sciences, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63

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

Exhibit 101

101.INS	- Inline XBRL Instance Document

101.SCH	- Inline XBRL Taxonomy Extension Schema Document

101.CAL	- Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	- Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	- Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	- Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAURIGA SCIENCES, INC. (Registrant)

Date: November 15, 2021	By:	/s/ Seth M. Shaw
Seth M. Shaw
Chief Executive Officer

	By:	/s/ Kevin P. Lacey
Kevin P. Lacey
Chief Financial Officer

